Form 10-Q
period 1995-08-31
METALCLAD CORP
filed 1995-10-23
CIK 13547

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q

 (Mark One)
 ( X )    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


           For the quarterly period ended August 31, 1995

                                 OR

 (   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934


      For the transition period from            to


                   Commission File Number 0-2000


                       METALCLAD CORPORATION
       (Exact name of registrant as specified in its charter)

            Delaware                             95-2368719
 (State of other jurisdiction of              (I.R.S. Employer
 incorporation or organization)               Identification No.)

   3737 Birch Street, Suite 300
     Newport Beach, California                      92660
 (Address of Principal Executive Office)          (Zip Code)

 Registrant s telephone number, including area code (714) 476-2772

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
 requirements for the past 90 days.  Yes ( X )     No (   )

       As of August 31, 1995, the registrant had 20,913,487 shares outstanding of its Common Stock, $.10 par value.

               METALCLAD CORPORATION AND SUBSIDIARIES

                         TABLE OF CONTENTS

                                                           PAGE

 PART I.  FINANCIAL INFORMATION                               4

 Item 1.  Consolidated Financial Statements:

 Balance Sheets (unaudited) at August 31 1995
 and May 31, 1995                                             4

 Statements of Operations (unaudited) for the
 three months ended August 31, 1995 and 1994                  6

 Consolidated Statements of Cash Flows (unaudited)
 for the three months ended August 31, 1995 and 1994          7

 Notes to Consolidated Financial Statements                   9

 Item 2.  Management s Discussion and Analysis of
 Financial Condition and Results of Operations               10


 PART II.  OTHER INFORMATION                                 15


 SIGNATURES                                                  16

                               PART I
                       FINANCIAL INFORMATION

 ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

               METALCLAD CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS

                               ASSETS
                                        August 31,       May 31,
                                           1995           1995
                                        (unaudited)
                                        -----------    -----------

 Cash and cash equivalents              $ 1,062,502    $  381,406
 Accounts receivable, including
   amounts retained by customers
   under contract terms of $48,538
   as of August and $53,490 as of








   May 1995; less allowance for
   doubtful accounts of $53,490 in
   August and $44,480 in May 1995         1,809,167     2,337,968
 Investment in Curtom-Metalclad              80,013        87,453
 Costs and estimated earnings in
   excess of billings on uncom-
   pleted contracts                         169,396       343,405
 Inventories                                370,314       374,029
 Prepaid expenses and other current
   assets including restricted
   certificates of deposit of
   $130,000 in August and May 1995          714,822       681,696
 Receivables from related parties           197,408       197,408
                                          ---------     ---------
        TOTAL CURRENT ASSETS              4,403,622     4,403,365

 Property, plant and equipment, net       5,573,285     5,266,869
 Receivables from related parties,
   non-current                                2,095         6,261
 Deposits and other assets, including
   restricted certificates of deposit
   of $7,730 in August and May 1995         132,370       138,946
 Goodwill, less accumulated amortiza-
   tion of $21,500 in August and
   $17,469 in May 1995                      139,752       143,783
 Real estate held for sale, pledged         155,515       155,515
 Capitalized debenture costs, less
   accumulated amortization of
   $456,819 in May 1995                           0       595,478
                                        -----------   -----------
                        TOTAL ASSETS    $10,406,639   $10,710,217
                                        ===========   ===========


           See Notes to Consolidated Financial Statements

               METALCLAD CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS

                LIABILITIES AND SHAREHOLDERS  EQUITY

                                          August 31,    May 31,
                                            1995         1995
                                         (unaudited)
                                         -----------  -----------








 CURRENT LIABILITIES
   Accounts payable                     $ 2,326,881    $2,751,540
   Accrued payroll, property and
     other taxes                            726,874       596,657
   Accrued expenses                         939,798     1,465,759
   Accrued waste disposal costs              90,301       150,474
   Billings in excess of costs and
     estimated earnings on uncompleted
     contracts                               85,518       113,817
   Current portion of long-term debt      2,981,181     1,118,947
                                         -----------   -----------
        TOTAL CURRENT LIABILITIES         7,150,553     6,197,194

 Long-term debt, less current portion         9,005     2,050,237

 Convertible subordinated debentures        584,533     8,636,109

 Shareholders  equity (deficit):
   Preferred stock, par value $.10;
     1,500,000 shares authorized;
     none issued                                  -             -
   Common stock, par value $.10;
     40,000,000 shares authorized;
     20,913,487 and 15,885,628 issued
     and outstanding in August and
     May 1995, respectively               2,091,348     1,588,563
   Additional paid-in capital            38,195,475    29,044,185
   Accumulated deficit                  (35,344,148)  (34,583,991)
   Officers  receivable collateralized
     by stock                              (740,000)     (740,000)
   Cumulative foreign currency trans-
     lation adjustment                   (1,540,127)   (1,482,080)
                                         -----------   -----------
           TOTAL STOCKHOLDER S EQUITY      2,662,548   (6,173,323)

                TOTAL LIABILITIES AND
                 STOCKHOLDER S EQUITY    $10,406,639   $10,710,217
                                         ===========   ===========

           See Notes to Consolidated Financial Statements

                METALCLAD CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Three Months Ended
                                           August 31,      August 31,
                                             1995            1994
                                          (unaudited)     (unaudited)

                                          -----------     -----------

 Revenues - Insulation Business
   Contract revenues                      $ 2,635,995     $ 3,483,023
   Material sales                              34,415          49,602
   Other                                       23,004           9,690
                                           ----------      ----------
                                            2,693,414       3,542,315
                                           ----------      ----------
 Operating costs and expenses -
   Insulation Business
     Contract costs and expenses            2,112,877       2,966,149
     Cost of material sales                    24,443          36,861
     Selling, general and adminis-
       trative expenses                       480,950         495,501
                                           ----------      ----------
                                            2,618,270       3,498,511
                                           ----------      ----------
   Operating income (loss) -
     Insulation Business                       75,144          43,804
                                           ----------      ----------

 Revenues - Waste Management                  759,635         744,202
                                           ----------      ----------
 Operating costs and expenses - Waste
   Management
     Waste collection                         439,548       1,167,447
     Landfill                                 715,810       1,107,190
                                           ----------      ----------
                                            1,155,358       2,274,637
                                           ----------      ----------
   Operating Loss - Waste Management         (395,723)    (1,530,435)
                                           ----------      ----------
 Operating Loss                              (320,579)    (1,486,631)

 Interest Expense                            (439,578)      (414,633)
                                           ----------      ----------
           Net Loss                          (760,157)    (1,901,264)
                                           ==========      ==========

 Weighted average number of common shares  16,948,754      11,744,244

 Per share of common stock:
   Income (loss) from continuing
     operations                               (.04)          (.16)

           See Notes to Consolidated Financial Statements









               METALCLAD CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS


                                            Three Months Ended
                                          August 31,    August 31,
                                             1995         1994
                                         (unaudited)
 (unaudited)
                                         -----------   -----------

 CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                $ (760,157)  $(1,901,264)
 Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation and amortization            141,678     353,390
     Provision for losses on account
       receivables                              9,309           0
     Common stock issued for services          75,600           0
     Debenture issued for services             39,323           0
     Donated equipment                       (317,306)          0
     Changes in operating assets and
       liabilities:
       Decrease in accounts receivable        507,791     429,683
       Decrease in unbilled receivables       174,009     (59,940)
       Decrease in inventories                  3,556      54,104
       (Increase) in prepaid expenses
         and other assets                     (30,644)   (225,285)
       Decrease in receivables from
         Curtom-Metalclad                       7,440      19,600
       Decrease in receivables from
         related parties                        4,166       8,432
       (Decrease) increase in bank
         overdraft, accounts payable
         and accrued expenses                (643,591)    648,183
       (Decrease) increase in billings
         over costs                           (28,299)      4,155
       (Decrease) in reserve for loss on
         disposal of discontinued operations               (4,280)
                                            ---------    ---------
                        NET CASH USED IN
                    OPERATING ACTIVITIES     (817,125)   (673,222)
                                            ---------    ---------








  CASH FLOW FROM INVESTING ACTIVITIES
   Purchases of property, plant and
     equipment                               (141,218)      (95,197)
                                            ---------      ----------

                       NET CASH USED IN
                   INVESTING ACTIVITIES      (141,218)      (95,197)
                                            ---------      ----------
 CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from short-term borrowings               0       100,000
   Payments on long-term borrowings          (175,661)      (171,443)
   Proceeds from issuance of common
     stock under stock option plan              55,625        57,375
   Proceeds from issuance of common
     stock                                   1,431,008             0
                                             ---------     ----------
                    NET CASH PROVIDED IN
                    FINANCING ACTIVITIES     1,660,688       (14,068)
                                             ---------     ----------
   Effect of exchange rates on cash            (21,249)      (45,994)
                                             ---------     ----------
              INCREASE (DECREASE) IN CASH
                    AND CASH EQUIVALENTS       681,096      (828,481)
                                             ---------     ----------
 Cash and cash equivalents at beginning
   of period                                $  381,406   $ 1,146,491
                                             ---------     ----------
 Cash and cash equivalents at end of
   period                                   $1,062,502   $   318,010
                                             =========     ==========

 Supplemental disclosures of cash flow information:

   Cash paid for interest                   $  140,712   $   219,000
                                             =========     ==========

 Supplemental schedule of noncash investing and financing activities:

       In August 1995 the Company converted approximately $8,417,300 of  convertible  subordinated  debentures  and  $192,346 in related accrued  interest  into  3,443,858  of common stock at a conversion
 rate  of  $2.50  per  share.   In conjunction with this transaction
 approximately  $550,716 and $316,800 in unamortized commissions and bond discounts were written off respectively.

     During the quarter ended August 31, 1994 debentures of $170,160 were converted into common stock.

            See Notes to Consolidated Financial Statements









               METALCLAD CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

           1. The accompanying unaudited financial statements of Metalclad Corporation and its subsidiaries (the Company ) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required b y generally accepted accounting principles for complete f i nancial statements. In the opinion of management all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation have been included. Operating results for the three months ended August 31, 1995 are not necessarily indicative of what results will be for the fiscal year ending May 31, 1996. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company s Form 10-K for the year ended May 31, 1995.

       2. In August 1995, $8,417,300 of the Company s convertible subordinated debentures were converted into 3,366,920 shares. Additionally, $192,346 in interest on the debentures which was accrued through August 31, 1995 was converted into 76,938 additional shares of common stock.

           3. The earnings (loss) per share amounts for the three months ended August 31, 1995 and 1994 were computed by dividing the net income (loss) by the weighted average shares outstanding during the applicable quarter including common stock equivalents.


 ITEM 2. MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

 Results of Operation

 General.

           The Company s revenues were generated primarily by (i) revenues in the United States from industrial insulation services and sales of insulation products and related materials; and (ii) revenues in Mexico from the collection of waste oils and solvents for recycling, rental of parts washing machines, and brokering the disposal of hazardous waste.

      Since November 1991, the Company has pursued the development of integrated waste treatment and disposal facilities in several Mexican states. The Company has completed construction of a hazardous waste landfill in San Luis Potosi which is not yet open; all other contemplated projects are in the early stages of development. The Company s results of operations reflect the costs of development of all such hazardous waste treatment facilities in Mexico.

      Although the landfill in San Luis Potosi has been completed, political and social challenges have caused substantial delays in its opening. During fiscal 1995, at the request of the Mexican government, the Company completed additional engineering and site studies, the results of which were positive and resulted in an endorsement of the project by the federal government of Mexico. Because of the history of delays by governmental officials, the Company has been unable to establish a firm timetable for the commencement of revenue-producing activities at its landfill. The Company is ready to commence landfill operations upon receipt of public support from state and local governmental officials to assure safe and uninterrupted operations.

 Insulation Business

       Revenues from the insulation business for the first quarter of fiscal 1996 decreased 24% to $2,693,000 compared to revenues of $3,542,000 during the same period in fiscal 1995.

       Insulation contract revenues in the first quarter of fiscal 1996 decreased 24.3% to $2,636,000 compared to revenues of $3,483,000 during the same period in fiscal 1995, a decrease of $847,000. The decrease in contract revenue is primarily attributable to an overall reduction in the work performed under the company s maintenance contracts with refinery and power plant customers.

       Insulation material sales decreased 30.6% to $34,400 in the first quarter of fiscal 1996 from $49,600 during the same period in fiscal 1995, a decrease of $15,200.

       Expenses related to the insulation business decreased 25.2% to $2,618,000 during the first quarter of fiscal 1996 compared with $3,499,000 during the same period in fiscal 1995.

           Insulation contracting costs and expenses for the three months ended August 31, 1995 decreased 28.8% to $2,113,000 compared to $2,966,000 for the same period in fiscal 1995, a decrease of $853,000. The decrease in contracting costs and expenses corresponded to a similar decrease in contract revenue and lower insurance rates.

           Cost of insulation material sales decreased 35.1% from $37,000 in the first quarter of fiscal 1995 to $24,000 for the corresponding period in fiscal 1996 which is comparable to the related decrease in material sales.

      Selling, general, and administrative costs decreased 3% from $496,000 for the first quarter of fiscal 1995 to $481,000 for the same period in fiscal 1996. The reduction is primarily due to a decrease in overall labor costs and related expenses.

         The Company experienced a net profit from the insulation business of $75,000 during the first quarter of fiscal 1996 compared to a net profit of $44,000 during the first quarter of fiscal 1995, an increase of $31,000 or 70.5%.

 Mexican Business

           The devaluation of the Mexican peso makes financial comparisons between years difficult. The average exchange rate for the first quarter of fiscal 1995 was 3.4 pesos to the dollar. The average rate for the first quarter just ended was 6.15 pesos to the dollar. A comparison of revenues from the Company s Mexican operations in dollars reveals a modest 2.1% increase in revenues to $760,000 in the three months ended August 31, 1995 from $744,000 in the comparable period in 1994. However, comparing the results in peso terms, at exchange rates effective during the period, demonstrates a revenue increase in the first quarter of fiscal 1996 to 4,674,000 pesos from 2,530,000 pesos in the comparable quarter of the prior year, an increase of 84%. The increase is a result of (i) increased revenues from existing branch operations and opening three new branch operations which collect waste oils and solvents for recycling and rent parts washing machines, and (ii) increased outlets for the recycled waste oils and solvents.

          Waste collection costs were $407,000 for the first three months of fiscal 1996 compared to $1,167,000 in the prior year, a savings of $760,000. The savings resulted from the receipt of donated environmental control equipment valued at $317,000 and from other cost containment measures implemented during the quarter.

 Interest Expense

      Interest expenses increased $25,000 to $440,000 in the first quarter of fiscal 1996 from $415,000 in the same period of fiscal 1995. The increase in interest expense is due to higher borrowing rates during the quarter. At the end of the quarter, the Company converted approximately 93% of its Convertible
 Subordinated Debentures. Beginning in the second quarter of fiscal 1996, the Company s interest expense will be reduced by $180,000 per quarter as a result of such conversion.

 Consolidated Results

       The Company experienced a net loss of ($760,000) during the first quarter of fiscal 1996 compared to a net loss of ($1,901,000) during the comparable period in fiscal 1995, an improvement of $1,141,000 or 60%.

 Liquidity and Capital Resources

        In November 1991, the Company completed the acquisition of Eco-Metalclad, Inc. ("ECO-MTLC"), commenced the development of the hazardous waste treatment business in Mexico, and began advancing cash to its Mexican subsidiaries for use in the Mexican business. Funding the development of the Company's Mexican business has required and will continue to require substantial capital. To obtain capital for the continued development of the business of the Company in Mexico, the Company has made private placements of its common stock and convertible subordinated debentures and has obtained loans from financial institutions.

      Private placements of the Company s securities since May 31, 1995 included: (i) the issuance of 750,000 shares in June 1995 to two institutions at a price of $1.05 per share for net proceeds of $708,750; (ii) the issuance of 200,000 shares in June 1995 to two institutions at a price of $1.15 per share for net proceeds of $216,458; and (iii) the issuance of 420,000 shares of stock in August 1995 at a price of $2.00 per share for net proceeds of $756,000.

      In September 1993, the Company obtained a loan in the amount of $2,500,000 from a financial institution pursuant to the terms of a promissory note due in September 1995. Interest on the loan accrued at the prime rate of interest plus 7% and was secured by substantially all of the assets of the Company, including a pledge of the shares of common stock of Metalclad Insulation Corporation, Metalclad Environmental Contractors, and ECO-MTLC,
 the Company s United States subsidiaries. In connection with this credit facility, the Company granted the lender a five-year warrant to purchase 375,000 shares of common stock at an exercise price of $4.50 per share. In September 1994, the Company obtained a loan for an additional $525,000 from the lender, bearing interest at the prime rate plus 7% and payable in November 1994. In connection with this loan, the Company granted the lender a five-year warrant to purchase 75,000 shares of common stock at an exercise price of $2.625 per share.

         In May 1995, the Company entered into a loan modification agreement with the lender and extended the maturity of the debt, including principal and interest of approximately $2,800,000 to June 30, 1996. In connection with the extension, the Company issued the lender 87,578 shares of common stock, reduced the exercise price of previously granted warrants to $1.59, extended the expiration date of the warrants to May 31, 2000, and granted the lender an additional five-year warrant to purchase 600,000 shares of common stock at an exercise price of $1.908 per share. The agreement with the lender further provides for a right of first refusal for the lender with respect to future debt and equity financings by the Company, gives the lender the right to convert the debt into shares of common stock at the rate of $1.59 per share, and requires that 60% of the net proceeds from future financings be paid to the lender. The Company has made principal payments since May 31, 1995 of $730,000. The agreement, as further amended in September 1995, requires that the Company s landfill be in operation by December 31, 1995. The Company has agreed to pay the lender an additional $100,000 if the loan is not repaid in full by October 13, 1995.

       The proceeds of the loan from the financial institution and private placements of common stock have been utilized for working capital, for equipment and fixed asset purchases in connection with the expansion of the Company s Mexican operations, and for equipment purchases and construction of the landfill; however, the Company will require substantial additional capital to develop and construct the additional facilities it intends to pursue.

           Working  capital  (deficit)  at  August  31,  1995  was
 ($2,748,000)  compared  to  ($1,794,000)  at  May  31, 1995.  The
 Company had cash and cash equivalents at August 31, 1995 of $1,062,000 compared to $381,000 at May 31, 1995. Cash flow used in operations at August 31, 1995 was ($817,125) compared to ($673,222) for the same period in fiscal 1995. Cash used in operations in the three months ended August 31, 1995 was funded primarily by existing cash and cash equivalents on hand at the beginning of the fiscal year and by the proceeds received from stock issuances.

           The Company believes that the insulation business will generate adequate cash flows from continuing operations to meet its future obligations and expenses relating to such operations; h o w ever, the Company will require substantial additional financing to construct and operate additional hazardous waste treatment facilities in Mexico. Furthermore, to the extent that the Company is required to expend additional efforts to open the landfill, additional general and administrative expenses without revenues to offset such are anticipated expenses until the landfill is opened. The Company has raised additional $3,700,000 capital during the first four months of fiscal year 1996 to fund its Mexican business costs and anticipates that additional capital from the sale of the Company s securities and project financing will be available through debt or joint venture financing for its proposed Mexican operations in the future; however, no additional development projects other than the landfill in San Luis Potosi have been undertaken at this time.

                              PART II

                         OTHER INFORMATION

 Item 1.  Legal Proceedings

          From time to time, the Company is involved in litigation i n c idental to its insulation services business, relating p r imarily to asbestos-related claims against the Company. Although the asbestos-related claims number over 100, the Company defends these actions vigorously and believes that these actions, individually and in the aggregate, will not have a material adverse effect on the Company's financial condition. The Company's insurance carrier pays for substantially all of the legal costs associated with the defense of these actions; the Company has accrued all other relevant legal costs. While some of the cases have been settled in the range of $2,500 to $5,000 by the insurance carrier, most of the asbestos-related cases that have been resolved have resulted in the dismissal of the Company without liability to the Company. While the Company believes that its insurance coverage is sufficient to cover the cost of anticipated settlements, the Company has a $50,000 reserve at May 31, 1993 and August 31, 1993, for the asbestos-related cases. No significant costs have been incurred in settling these cases. Management does not believe the resolution of these claims will have a material adverse effect on the Company's results of operations.

 In September 1995, the Company settled a claim by a former employee alleging wrongful termination by paying the employee $26,000.

 Item 2.  Changes in Securities

          Not Applicable

 Item 3.  Defaults Upon Senior Securities

          Not Applicable

 Item 4.  Submission of Matters to a Vote of Security Holders

          Not Applicable

 Item 5.  Other Information

          Not Applicable

 Item 6.  Exhibits and Reports on Form 8-K

           A Current Report on Form 8-K was filed on June 14, 1995 reporting the May 31, 1995 Loan Modification Agreement with CVD Financial Corporation. See Item 2, Management s Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources.

                             SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                METALCLAD CORPORATION


 Date:  October 19, 1994        By:   /s/Grant S. Kesler
                                     -----------------------------
                                      Grant S. Kesler,
                                      President