Form 10-Q
period 1995-11-30
METALCLAD CORP
filed 1996-01-19
CIK 13547

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q

 (Mark One)
 ( X )    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended November 30, 1995

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

           As of November 30, 1995, the registrant had 22,377,623 shares outstanding of its Common Stock, $.10 par value.

 PAGE

               METALCLAD CORPORATION AND SUBSIDIARIES

                         TABLE OF CONTENTS

                                                           PAGE

 PART I.  FINANCIAL INFORMATION                               4

 Item 1.  Consolidated Financial Statements:

 Balance Sheets (unaudited) at November 30, 1995
 and May 31, 1995                                             4

 Statements of Operations (unaudited) for the
 three months ended November 30, 1995 and 1994                6

 Consolidated Statements of Cash Flows (unaudited)
 for the three months and six months ended November 30,
 1995 and 1994                                                8

 Notes to Consolidated Financial Statements                  10

 Item 2.  Management s Discussion and Analysis of
 Financial Condition and Results of Operations               10


 PART II.  OTHER INFORMATION                                 16


 SIGNATURES                                                  17

                               PART I
                       FINANCIAL INFORMATION


 ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


               METALCLAD CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS


                               ASSETS

                                        November 30,     May 31,
                                           1995           1995
                                        (unaudited)
                                        -----------    -----------
 Cash and cash equivalents              $   709,730    $  381,406
 Accounts receivable, including
   amounts retained by customers
   under contract terms of $43,220
   as of November and $53,490 as of
   May 1995; less allowance for
   doubtful accounts of $57,816 in
   November and $44,480 in May 1995       2,799,413     2,337,968
 Investment in Curtom-Metalclad              54,883        87,453
 Costs and estimated earnings in
   excess of billings on uncom-
   pleted contracts                         182,837       343,405
 Inventories                                350,809       374,029
 Prepaid expenses and other current
   assets including restricted
   certificates of deposit of
   $130,000 in November and May 1995        623,366       681,696
 Receivables from related parties           195,137       197,408
                                          ---------     ---------
        TOTAL CURRENT ASSETS              4,916,175     4,403,365


 Property, plant and equipment, net       5,156,594     5,266,869
 Receivables from related parties,
   non-current                                    0         6,261
 Deposits and other assets, including
   restricted certificates of deposit
   of $7,730 in November and May 1995       106,473       138,946
 Goodwill, less accumulated amortiza-
   tion of $25,532 in November and









   $17,469 in May 1995                      135,720       143,783
 Real estate held for sale, pledged         155,515       155,515


 Capitalized debenture costs, less
   accumulated amortization of
   $456,819 in May 1995                           0       595,478
                                        -----------   -----------
                        TOTAL ASSETS    $10,470,477   $10,710,217
                                        ===========   ===========


           See Notes to Consolidated Financial Statements

               METALCLAD CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS

                LIABILITIES AND SHAREHOLDERS  EQUITY

                                         November 30,   May 31,
                                            1995         1995
                                         (unaudited)
                                         -----------  -----------
 CURRENT LIABILITIES
   Accounts payable                     $ 2,407,760    $2,751,540
   Accrued payroll, property and
     other taxes                            189,410       596,657
   Accrued expenses                       1,121,259     1,465,759
   Accrued waste disposal costs                   0       150,474
   Billings in excess of costs and
     estimated earnings on uncompleted
     contracts                              306,281       113,817
   Current portion of long-term debt      2,287,687     1,118,947
                                        -----------   -----------
        TOTAL CURRENT LIABILITIES         6,312,397     6,197,194

 Long-term debt, less current portion             0     2,050,237

 Convertible subordinated debentures        584,533     8,636,109

 Shareholders  equity (deficit):
   Preferred stock, par value $.10;
     1,500,000 shares authorized;
     none issued                                  -             -









   Common stock, par value $.10;
     40,000,000 shares authorized;
     22,377,623 and 15,885,628 issued
     and outstanding in November and
     May 1995, respectively               2,237,763    1,588,563
   Additional paid-in capital            40,359,197   29,044,185
   Accumulated deficit                  (36,390,263) (34,583,991)
   Officers  receivable collateralized
     by stock                              (740,000)    (740,000)
   Cumulative foreign currency trans-
     lation adjustment                   (1,893,150)  (1,482,080)
                                         -----------  -----------
           TOTAL STOCKHOLDER S EQUITY     3,573,547   (6,173,323)

                TOTAL LIABILITIES AND
                 STOCKHOLDER S EQUITY    $10,470,477  $10,710,217
                                         ===========  ===========


           See Notes to Consolidated Financial Statements

                      METALCLAD CORPORATION AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   For Six Months Ended        For Three Months Ended
                                                        November 30,                November 30,
                                                     1995          1994          1995           1994
                                                  -----------   -----------   -----------   -----------
  Revenues-Insulation Business
   Contract revenues                              $ 5,483,632   $ 7,931,910   $ 2,847,637   $ 4,448,887
   Material sales                                      67,533        87,305        33,118        47,703
   Other                                               28,953        27,106         5,949        17,416
                                                  -----------    ----------   -----------   -----------
                                                    5,580,118     8,056,321     2,886,704     4,514,006
                                                  -----------    ----------   -----------   -----------
  Operating costs and expenses-Insulation
  Business
   Contract costs and expenses                      4,455,467     6,672,003     2,342,590     3,725,854
   Cost of material sales                              49,027        71,025        24,584        34,164
   Selling, general and administrative
    expenses                                          977,347     1,036,474       496,397       540,973
                                                   ----------    ----------   -----------   -----------
                                                    5,481,841     7,799,502     2,863,571     4,300,991
                                                   ----------    ----------   -----------   -----------
  Operating income (loss)-Insulation Business          98,277       256,819        23,133       213,015
                                                   ----------    ----------   -----------   -----------









  Revenues-Waste Management                         1,400,192     1,547,448       640,557       803,246
                                                   ----------    ----------   -----------   -----------
  Operating costs and expenses-Waste Management
    Waste collection                                1,089,830     2,702,438       650,282     1,534,991
    Landfill                                        1,473,586     2,183,299       756,776     1,076,109
                                                   ----------    ----------   -----------   -----------
                                                    2,563,416     4,885,737     1,408,058     2,611,100
                                                   ----------    ----------   -----------   -----------
    Operating Loss- Waste Management               (1,163,224)   (3,338,289)     (767,501)   (1,807,854)
                                                   ----------    ----------   -----------   -----------
  Operating Loss                                   (1,064,947)   (3,081,470)     (744,368)   (1,594,839)

  Interest Expense                                   (741,324)     (877,844)     (301,746)     (463,211)
                                                   -----------   ----------   -----------   -----------
            Net Loss                               (1,806,271)   (3,959,314)   (1,046,114)   (2,058,050)
                                                   ===========   ===========  ============  ============


  Weighted average number of common shares         19,133,018    12,929,251     21,106,640   14,114,257


   Per share of common stock:
   Income (loss) from  continuing operations          (.09)         (.31)         (.05)         (.15)

                                  See Notes to Consolidated Financial Statements

                        METALCLAD CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           Six Months Ended
                                       November 30,  November 30,
                                         1995           1994
                                      (unaudited)    (unaudited)
                                      -----------    -----------

 CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                             $(1,806,272)  $(3,959,314
 Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization         680,566       632,963
    Provision for losses on account
      receivables                          12,733        (7,157)
    Common stock issued for services       75,600       (37,030)
    Debenture issued for services          39,323       (37,030)









    Donated equipment                    (317,306)            -
    Changes in operating assets and
      liabilities:
      (Increase) in accounts receivable  (557,419)     (795,615)
      Increase in unbilled receivables    160,568     ((199,430)
      Decrease in inventories              23,220        66,247
      Decrease in prepaid expenses
        and other assets                   90,803      (329,930)
      Decrease in receivables from
         Curtom-Metalclad                  32,570        33,320
      Decrease in receivables from
         related parties                    8,532      (739,902)
      (Decrease) increase in bank
        overdraft, accounts payable
        and accrued expenses           (1,246,001)     (672,996)
      (Decrease) increase in billings
        over costs                        192,464        41,326
      (Decrease) in reserve for loss on
        disposal of discontinued
        operations                              -        (4,280)
                                       ----------     ----------
                    NET CASH USED IN
                OPERATING ACTIVITIES   (2,610,619)   (5,971,798)
                                       ----------    -----------
 CASH FLOW FROM INVESTING ACTIVITIES
   Purchases of property, plant and
     equipment                            (33,250)   (1,319,334)
                                       ----------    -----------

                     NET CASH USED IN
                 INVESTING ACTIVITIES     (33,250)   (1,319,334)
                                       ----------    -----------

 CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from short-term borrowings          0       525,000
   Payments on long-term borrowings      (881,497)     (325,940)
   Proceeds from issuance of common
     stock under stock option plan        158,125        62,035
   Proceeds from issuance of common
     stock                              3,638,663     6,775,452
                                       ----------   -----------
                 NET CASH PROVIDED IN
                 FINANCING ACTIVITIES   2,915,291   (7,036,547)
                                       ----------   -----------
   Effect of exchange rates on cash        56,902             -
                                       ----------   -----------
          INCREASE (DECREASE) IN CASH
                 AND CASH EQUIVALENTS     328,324      (254,585)
                                       ----------   -----------









 Cash and cash equivalents at beginning
   of period                          $   381,406    $1,146,491
                                       ----------   -----------
 Cash and cash equivalents at end of
   period                             $   709,730  $  3,891,906
                                      ===========   ===========
 Supplemental disclosures of cash
   flow information:

   Cash paid for interest             $   741,324  $          -
                                      ===========   ===========


 Supplemental schedule of noncash investing and financing activities:

           In  August  1995  the  Company converted approximately
 $8,417,300 of convertible subordinated debentures and $192,346 in related accrued interest into 3,443,859 of common stock at a conversion rate of $2.50 per share. In conjunction with this transaction approximately $550,716 and $316,800 in unamortized commissions and bond discounts were written off respectively.

     During the quarter ended August 31, 1994 debentures of $170,160 were converted into common stock.


          See Notes to Consolidated Financial Statements

              METALCLAD CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

           1. The accompanying unaudited financial statements of Metalclad Corporation and its subsidiaries (the Company ) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required b y generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation have been included. Operating results for the six months ended November 30, 1995 are not necessarily indicative of what results will be for the fiscal year ending May 31, 1996. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company s Form 10-K for the year ended May 31, 1995.

      2. In August 1995, $8,417,300 of the Company s convertible subordinated debentures were converted into 3,366,921 shares. Additionally, $192,346 in interest on the debentures which was accrued through August 31, 1995 was converted into 76,938 additional shares of common stock.

           3. The earnings (loss) per share amounts for the six months ended November 30, 1995 and 1994 were computed by dividing the net income (loss) by the weighted average shares outstanding during the applicable quarter including common stock equivalents.

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

           Since November 1991, the Company has pursued the d e v e lopment of integrated waste treatment and disposal facilities in several Mexican states. The Company has completed construction of a hazardous waste landfill and inorganic waste treatment facility in San Luis Potosi, the opening of which was announced by the Federal government of Mexico in December 1995. All other contemplated projects in Mexico are in the early stages of development. The Company s results of operations reflect the costs of development of all such hazardous waste treatment facilities in Mexico.

     Although the landfill in San Luis Potosi has been completed, political and social challenges have caused substantial delays in commencing full-scale operations. During fiscal 1995, at the request of the Mexican government, the Company completed additional engineering and site studies, the results of which were positive and resulted in the endorsement of the project by the Federal government of Mexico. Because of the history of delays by governmental officials, the Company has been unable to establish a firm timetable for the commencement of full-scale revenue-producing activities at its landfill. However, the Company has hired approximately 140 persons, has commenced intensive employee training, and is ready to commence landfill operations when employee training is complete and upon receipt of public support from state and local governmental officials to assure safe and uninterrupted operations.

 Insulation Business

          Revenues from the insulation business for the first six months of fiscal 1996 decreased 31% to $5,580,000 compared to revenues of $8,056,300 during the same period in fiscal 1995.

          Insulation contract revenues in the first six months of fiscal 1996 decreased 31% to $5,487,000 compared to revenues of $7,932,000 during the same period in fiscal 1995, a decrease of $2,445,000. The decrease in contract revenue is primarily attributable to an overall reduction in the work performed under the Company s maintenance contracts with refinery and power plant customers.

        Insulation material sales decreased 31% to $67,500 in the first six months of fiscal 1996 from $97,300 during the same period in fiscal 1995, a decrease of $29,800.

        Expenses related to the insulation business decreased 30%
 to $5,452,000 during the first six months of fiscal 1996 compared with $7,800,000 during the same period in fiscal 1995.

           Insulation contracting costs and expenses for the six months ended November 30, 1995 decreased 34% to $4,425,000 compared to $6,692,000 for the same period in fiscal 1995, a decrease of $2,267,000. The decrease in contracting costs and expenses corresponded to a similar decrease in contract revenue and lower insurance rates.

           Cost of insulation material sales decreased 31% from $71,000 in the first six months of fiscal 1995 to $49,000 for the corresponding period in fiscal 1996 which is comparable to the related decrease in material sales.

          Selling, general, and administrative costs decreased 6% from $1,036,000 for the first six months of fiscal 1995 to $977,000 for the same period in fiscal 1996. The reduction is primarily due to a decrease in overall labor costs and related expenses.

         The Company experienced a net profit from the insulation business of $98,300 during the first six months of fiscal 1996 compared to a net profit of $256,800 during the first six months of fiscal 1995, a decrease of $158,519 or 62%.

 Mexican Business

           The devaluation of the Mexican peso makes financial comparisons between years difficult. The average exchange rate for the first six months of fiscal 1995 was 6.58 pesos to the dollar. The average rate for the fiscal quarter ended November 30, 1995 was 7.00 pesos to the dollar. A comparison of revenues from the Company s Mexican operations in dollars reveals a decrease in revenues to $1,400,000 in the six months ended November 30, 1995 from $1,548,000 in the comparable period in 1994. However, comparing the results in peso terms, at exchange rates effective during the period, revenues increased in the first six months of fiscal 1996 to 9,806,000 pesos from 5,244,000 pesos in the comparable period of the prior year, an increase of 87%. The increase is a result of (I) increased revenues from existing branch operations and opening three new branch operations which collect waste oils and solvents for recycling and rent parts washing machines, and (ii) increased outlets for the recycled waste oils and solvents.

         Waste collection costs were $1,089,800 for the first six months of fiscal 1996 compared to $2,702,400 in the prior year, a savings of $1,612,600. The savings resulted from the receipt of donated environmental control equipment valued at $317,000 and from other cost containment measures implemented during the quarter.

 Interest Expense

          Interest expenses decreased $137,000 to $741,000 in the first six months of fiscal 1996 from $878,000 in the same period of fiscal 1995, as a result of the first fiscal quarter 1996 conversion of approximately 93% of outstanding convertible subordinated debentures into shares of common stock.


 Consolidated Results

        The Company experienced a net loss of ($1,806,300) during the first six months of fiscal 1996 compared to a net loss of ($3,959,300) during the comparable period in fiscal 1995, an improvement of $2,153,000 or 54%.

 Liquidity and Capital Resources

       In November 1991, the Company completed the acquisition of Eco-Metalclad, Inc. ("ECO-MTLC"), commenced the development of the hazardous waste treatment business in Mexico, and began advancing cash to its Mexican subsidiaries for use in the Mexican business. Funding the development of the Company's Mexican business has required and will continue to require substantial capital. To obtain capital for the continued development of the business of the Company in Mexico since May 31, 1995, the Company has made private placements of its common stock and has obtained capital as a result of the exercise of outstanding warrants and options to purchase common stock.

      Private placements of the Company s common stock during the six months ended November 30, 1995 included: (I) the issuance of 750,000 shares in June 1995 to two institutions at a price of $1.05 per share for net proceeds of $708,750; (ii) the issuance of 200,000 shares in June 1995 to two institutions at a price of $1.15 per share for net proceeds of $216,458; and (iii) the issuance of 281,000 shares in August 1995 and 420,000 shares in September 1995 at a price of $2.00 per share for net proceeds of $1,261,800.

       During the six months ended November 30, 1995, the Company issued an aggregate of 1,195,636 shares at a price of $1.51 per s h a re for net proceeds of $1,751,000 upon exercise of outstanding common stock purchase warrants and 119,500 shares upon the exercise of outstanding stock options at prices ranging from $1.375 to $2.25 per share for net proceeds of $200,000.

           In August 1995, $8,417,300 principal amount of the Company s convertible subordinated debentures and $192,000 of accrued interest thereon were converted into 3,443,859 shares of common stock at a conversion rate of $2.50 per share.

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

        In May 1995, the Company entered into a loan modification agreement with the lender and extended the maturity of the debt, including principal and interest of approximately $2,800,000 to June 30, 1996. In connection with the extension, the Company issued the lender 87,578 shares of common stock, reduced the exercise price of previously granted warrants to $1.59, extended the expiration date of the warrants to May 31, 2000, and granted the lender an additional five-year warrant to purchase 600,000 shares of common stock at an exercise price of $1.908 per share. The agreement with the lender further provides for a right of first refusal for the lender with respect to future debt and equity financings by the Company, gives the lender the right to convert the debt into shares of common stock at the rate of $1.59 per share, and requires that 60% of the net proceeds from future financings be paid to the lender. The agreement, as further amended in September 1995, requires that the Company s landfill be in operation by December 31, 1995. At November 30, 1995, the outstanding principal balance of the loan was $2,107,000. In December 1995, the lender exercised 150,000 of its warrants in consideration of a $182,000 reduction of the p r incipal balance and forgiveness of $56,000 of accrued interest.

      The proceeds of the loan from the financial institution and private placements of common stock have been utilized for working capital, for equipment and fixed asset purchases in c o nnection with the expansion of the Company s Mexican operations, and for equipment purchases and construction of the l a n dfill; however, the Company will require substantial additional capital to develop and construct the additional facilities it intends to pursue.

           Working capital (deficit) at November 30, 1995 was ($1,396,000) compared to ($1,794,000) at May 31, 1995. The
 Company had cash and cash equivalents at November 30, 1995 of $709,700 compared to $381,000 at May 31, 1995. Cash flow used in operations at November 30, 1995 was $2,610,600 compared to $5,971,800 for the same period in fiscal 1995. Cash used in operations in the six months ended November 30, 1995 was funded primarily by the proceeds received from stock issuances.

           The Company believes that the insulation business will generate adequate cash flows from continuing operations to meet its future obligations and expenses relating to such operations; h o wever, the Company will require substantial additional financing to construct and operate additional hazardous waste treatment facilities in Mexico. Furthermore, to the extent that the Company is required to expend additional efforts to open the landfill, additional general and administrative expenses without revenues to offset such are anticipated expenses until the landfill is opened. The Company has raised $11,900,000 in additional capital during the first six months of fiscal year 1996 to fund its Mexican business costs and anticipates that additional capital from the sale of the Company s securities and project financing through debt or joint venture financing will be available for its proposed Mexican operations in the future; however, no additional development projects other than the landfill in San Luis Potosi have been undertaken at this time.

                              PART II

                         OTHER INFORMATION


 Item 1.  Legal Proceedings

         From time to time, the Company is involved in litigation i n cidental to its insulation services business, relating primarily to asbestos-related claims against the Company. Although the asbestos-related claims number over 100, the Company defends these actions vigorously and believes that these actions, individually and in the aggregate, will not have a material adverse effect on the Company's financial condition. The Company's insurance carrier pays for substantially all of the legal costs associated with the defense of these actions; the Company has accrued all other relevant legal costs. While some of the cases have been settled in the range of $2,500 to $5,000 by the insurance carrier, most of the asbestos-related cases that have been resolved have resulted in the dismissal of the Company without liability to the Company. While the Company believes that its insurance coverage is sufficient to cover the cost of anticipated settlements, the Company has a $50,000 reserve at May 31, 1993 and August 31, 1993, for the asbestos-related cases. No significant costs have been incurred in s e ttling these cases. Management does not believe the resolution of these claims will have a material adverse effect on the Company's results of operations.

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

          Not Applicable

                            SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                METALCLAD CORPORATION


 Date: January 19, 1996         By:  /s/Grant S. Kesler
                                    -----------------------------
                                     Grant S. Kesler,
                                     President