Form 10-Q
period 1996-02-29
METALCLAD CORP
filed 1996-04-15
CIK 13547

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q

  (Mark One)
  ( X )    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934


           For the quarterly period ended February 29, 1996

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

            As of February 29, 1996, the registrant had 28,030,829 shares outstanding of its Common Stock, $.10 par value.

  PAGE

                METALCLAD CORPORATION AND SUBSIDIARIES

                          TABLE OF CONTENTS

                                                            PAGE

  PART I.  FINANCIAL INFORMATION                               4

  Item 1.  Consolidated Financial Statements:

  Balance Sheets (unaudited) at February 29, 1996
  and May 31, 1995                                             4

  Statements of Operations (unaudited) for the
  three months ended February 29, 1996 and 1995                6

  Consolidated Statements of Cash Flows (unaudited)
  for the three months and nine months ended
  February 29, 1996 and 1995                                   7

  Notes to Consolidated Financial Statements                   9

  Item 2.  Management s Discussion and Analysis of
  Financial Condition and Results of Operations               10


  PART II.  OTHER INFORMATION                                 16


  SIGNATURES                                                  17

                                PART I
                        FINANCIAL INFORMATION

  ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
                METALCLAD CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS
                                ASSETS

                                         February 29,     May 31,
                                            1996           1995
                                         -----------    -----------
                                         (unaudited)
  Cash and cash equivalents              $ 8,991,064    $  381,406
  Accounts receivable, including amounts
    retained by customers under contract
    terms of $125,496 as of February 29,
    1995 and $53,490 as of May 1995; less
    allowance for doubtful accounts of
    $67,670 as of February 29, 1996 and
    $44,480 as if May 31, 1995             2,756,795     2,337,968
  Costs and estimated earnings in excess
    of billings on uncompleted contracts      38,258       343,405
  Inventories                                338,345       374,029
  Investment in Curtom-Metalclad                   0        87,453
  Prepaid expenses and other current assets
    including restricted certificates of
    deposit of $54,950 in February, 1996
    and $130,000 in May, 1995                289,060       681,696
  Receivables from related parties           198,441       197,408
                                          ----------    ----------
         TOTAL CURRENT ASSETS             12,611,963     4,403,365
                                          ----------    ----------
  Property, plant and equipment, net       5,862,580     5,266,869
  Capitalized debenture costs, less
    accumulated amortization $456,819
    as of May 31, 1995                             0       595,478
  Receivables from related parties,
    non-current                                    0         6,261
  Deposits and other assets, including
    restricted certificates of deposit
    of $7,730 in May, 1995                    93,902       138,946
  Costs in excess of net assets acquired,
    less accumulated amortization of
    $29,543 as of February 29, 1996 and
    $17,469 as of May 1995                   131,689       143,783
  Real Estate held for sale                  155,515       155,515
                                         -----------   -----------









                         TOTAL ASSETS    $18,855,649   $10,710,217
                                          ==========    ==========
            See Notes to Consolidated Financial Statements

                METALCLAD CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS
                 LIABILITIES AND SHAREHOLDERS  EQUITY

                                          February 29,    May 31,
                                             1996          1995
                                          -----------  -----------
                                          (unaudited)
  CURRENT LIABILITIES
    Accounts payable                     $ 1,632,291    $2,751,540
    Accrued payroll, property and
      other taxes                            898,910       596,657
    Accrued expenses                         904,232     1,616,233
    Billings in excess of costs and
      estimated earnings on uncompleted
      contracts                               53,268       113,817
    Current portion of long-term debt         18,031     1,118,947
    Note payable                             190,749             0
                                         -----------   -----------
         TOTAL CURRENT LIABILITIES         3,697,481     6,197,194

  Long-term debt, less current portion             0     2,050,237
  Convertible subordinated debentures        522,553     8,636,109
  Stockholders  equity (deficit):
   Preferred stock, par value $.10;
     1,500,000 shares authorized;
     none issued                                   -             -
   Common stock, par value $.10;
     40,000,000 shares authorized;
     28,030,829 and 15,885,628 issued
     and outstanding as of February 29,
     1996 and May 31, 1995, respectively   2,803,083     1,588,563
   Additional paid-in capital             53,084,600    29,044,185
   Officers  receivable collateralized
     by stock                               (607,294)     (740,000)
   Accumulated deficit                   (38,531,646)  (34,583,991)
   Cumulative foreign currency trans-
     lation adjustment                    (2,113,128)   (1,482,080)
                                          -----------   -----------
                  STOCKHOLDER S EQUITY    14,635,615    (6,173,323)

                 TOTAL LIABILITIES AND









                  STOCKHOLDER S EQUITY   $18,855,649  $10,710,217
                                          ==========   ==========
            See Notes to Consolidated Financial Statements

                       METALCLAD CORPORATION AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    For Nine Months Ended        For Three Months Ended
                                                         February 29,                February 29,
                                                      1996          1995          1996           1995
                                                   -----------   -----------   -----------   -----------
   Revenues-Insulation Business
    Contract revenues                              $ 8,934,866   $11,286,899   $ 3,451,234   $ 3,354,989
    Material sales                                     142,895       163,901        75,362        66,596
    Other                                               15,611        38,117       (13,342)       11,011
                                                   -----------    ----------   -----------   -----------
                                                     9,093,372    11,488,917     3,513,254     3,432,596
                                                   -----------    ----------   -----------   -----------
   Operating costs and expenses-Insulation Business
    Contract costs and expenses                      8,043,104     9,658,612     3,587,637     2,966,609
    Cost of material sales                             108,299       121,561        59,272        50,536
    Selling, general and administrative expenses     1,561,616     1,613,022       584,269       576,548
                                                    ----------    ----------   -----------   -----------
                                                     9,713,019    11,393,195     4,231,178     3,593,693
                                                    ----------    ----------   -----------   -----------
   Operating income (loss)-Insulation Business        (619,647)       95,722      (717,924)     (161,097)
                                                    ----------    ----------   -----------   -----------
   Revenues-Waste Management                         2,504,115     1,878,858     1,103,923       331,410
                                                    ----------    ----------   -----------   -----------
   Operating costs and expenses-Waste Management
     Waste management                                2,545,432     3,413,912     1,455,602       711,474
     Landfill                                        2,470,450     3,275,568       996,864     1,092,269
                                                    ----------    ----------   -----------   -----------
                                                     5,015,882     6,689,480     2,452,466     1,803,743
                                                    ----------    ----------   -----------   ----------
   Operating Loss- Waste Management                 (2,511,767)   (4,810,622)   (1,348,543)   (1,472,333)
                                                    ----------    ----------   -----------   -----------
   Operating Loss                                   (3,131,414)   (4,714,900)   (2,066,467)   (1,633,430)

   Interest Expense                                   (816,240)   (1,280,936)      (74,916)     (403,092)
                                                    -----------   ----------   -----------   -----------
       Net Loss                                     (3,947,654)   (5,995,836)   (2,141,383)   (2,036,522)
                                                    ===========   ===========  ============  ============
   Weighted average number of common shares         20,627,703    13,370,308     22,598,426   14,252,424
   Net loss per share of common stock                   ($0.19)       ($0.45)       ($0.09)       ($0.14)
                    See Notes to Consolidated Financial Statements










                  METALCLAD CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            Nine Months Ended
                                               February 29,
                                          1996             1995
                                       -----------     -----------
                                       (unaudited)     (unaudited)

  OPERATING ACTIVITIES
  Net loss                             $(3,947,654)   $(5,995,836)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization          819,411        918,427
    Provision for losses on accounts
      receivable                            23,190        (16,315)
    Foreign currency translation
      adjustment                                 -     (1,494,900)
    Donated equipment                     (317,306)       (44,405)
    Issuance of stock for services/
      assets                               581,350              -
    Changes in operating assets
    and liabilities:
      (Increase) decrease in accounts
        receivable                        (442,017)       320,235
      (Increase) decrease in unbilled
        receivables                        305,147        122,004
      (Increase) decrease in inventories    35,684        (49,269)
      (Increase) decrease in prepaid
        expenses and other assets          392,636        114,774
      (Increase) decrease in receivables
        from Curtom-Metalclad               87,453         33,320
      (Increase) decrease in related
        party receivables                  137,934       (737,570)
      (Decrease)in accounts payable and
        accrued expenses                (1,528,997)      (682,474)
      (Increase) decrease in costs
        over billing                       (60,549)       130,419
      (Decrease) in reserve for disposal
        of discontinued operations               0         (4,280)

            NET CASH USED IN OPERATING
                            ACTIVITIES  (3,913,718)    (7,297,060)
                                        ----------     ----------








  INVESTING ACTIVITIES
    Purchase of equipment                 (947,063)      (553,004)

        NET CASH PROVIDED BY (USED IN)
                  INVESTING ACTIVITIES    (947,063)      (553,004)
                                        ----------     ----------
  FINANCING ACTIVITIES
    Proceeds from short-term borrowings          0        525,000
    Payments on short-term borrowings            0       (250,000)
    Payments on revolving line of
      credit and long-term borrowings   (1,035,607)      (234,733)
    Proceeds from issuance of common
      stock under stock option plan      2,651,062         65,313
    Proceeds from issuance of common
      stock                             11,929,366      6,776,612
                                        ----------     ----------
                  NET CASH PROVIDED BY
                  FINANCING ACTIVITIES  13,544,821      6,882,192
                                        ----------     ----------
    Effects of exchange rates on cash      (74,382)             0
                                        ----------     ----------
           INCREASE (DECREASE) IN CASH
                  AND CASH EQUIVALENTS   8,609,658       (967,872)
                                        ----------     ----------
  Cash and cash equivalents at
    beginning of period                $   381,406     $1,146,491
                                        ----------     ----------
  Cash and cash equivalents at
    end of period                      $ 8,991,064     $  178,619
                                        ==========      =========
  Supplemental disclosures of
    cash flow information:

    Cash paid for interest             $   816,240     $        -
                                        ==========      =========

           See Notes to Consolidated Financial Statements

               METALCLAD CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

        1. The accompanying unaudited financial statements of Metalclad Corporation and its subsidiaries (the Company ) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required b y generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation have been included. Operating results for the nine months ended February 29, 1996 are not necessarily indicative of what results will be for the fiscal year ending May 31, 1996. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company s Form 10-K for the year ended May 31, 1995.

        2. In August 1995, $8,417,300 of the Company s convertible subordinated debentures were converted into 3,366,921 shares. Additionally, $192,346 in interest on the debentures which was accrued through August 31, 1995 was converted into 76,938 additional shares of common stock. During the third quarter an additional $61,980 of the convertible subordinated debentures were converted into 24,792 shares of common stock.

        3. In February 1996, the financial institution holding approximately $1,925,000 of principal of the Company s current debt obligation exercised its right to convert the debt into shares of common stock of the Company at the rate of $1.59 per share. This transaction resulted in the Company issuing 1,210,564 shares of common stock and the payment of interest due through the conversion date of approximately $74,000.

      4. In February, the Company completed a private placement of 1,650,000 shares of its common stock priced at $4.00 per share, along with 2,600,000 warrants to purchase common stock at $5.00 per share. Additionally, Messrs. G. Kesler, T.D. Neveau and J. Guerra, each an officer and director of the Company, placed 950,000 shares of common stock priced at $4.00 per share. These latter shares were obtained through the exercise of stock options with the Company as follows: Mr. Kesler, 425,000 shares; Mr. Neveau, 425,000 shares; and Mr. Guerra, 100,000 shares. The Company and the selling shareholders each incurred their own costs and fees associated with the private placement, with the Company realizing net proceeds, from its placement of common stock, of $5,875,000.

      5. The earnings (loss) per share amounts for the nine months ended February 29, 1996 and 1995 were computed by dividing the net income (loss) by the weighted average shares outstanding during the applicable period including common stock equivalents.

  ITEM 2. MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

  Results of Operation

  General.

        The  Company  s  revenues  were generated primarily by (I)
  revenues in the United States from industrial insulation services and sales of insulation products and related materials; and (ii) revenues in Mexico from the collection of waste oils and solvents for recycling, rental of parts washing machines, sales of blended fuels to cement kilns, and brokering the disposal of hazardous waste.

      Since November 1991, the Company has pursued the development of integrated waste treatment and disposal facilities in several Mexican states. The Company has completed construction of a hazardous waste landfill and inorganic waste treatment facility in San Luis Potosi, the approval for opening of which was announced by the Federal government of Mexico in December 1995. All other contemplated projects in Mexico are in the early stages of development. The Company s results of operations reflect the costs of development of all such hazardous waste treatment facilities in Mexico.

          On April 9, 1996, the Company and Browning-Ferris I n d ustries, Inc. ( BFI ), through wholly-owned Mexican subsidiaries, formed BFI-Omega, S.A. de C.V. ( BFI-Omega ) as a 50%-50% owned joint venture corporation to provide a full range of industrial waste collection, transportation, recycling, treatment, and disposal services in Mexico. The Company s interest in BFI-Omega is owned by Quimica Omega, S.A. de C.V. ( Quimica Omega ), a wholly-owned subsidiary; BFI s interest is owned by Browning-Ferris Industries de Mexico, S.A. de C.V. ( BFI-Mexico ), a wholly-owned subsidiary. Pursuant to a shareholders agreement between the parties, the Company will contribute its business assets relating to certain waste collection, treatment, and disposal activities to BFI-Omega as its initial capital contribution to the venture. BFI-Mexico w i ll contribute transportable industrial waste processing equipment to BFI-Omega as its initial capital contribution to the venture.

          The Company, through its existing wholly-owned Mexican subsidiaries, will continue its activities with respect to the development and ownership of hazardous waste landfill facilities which will not be an activity to be engaged in by BFI-Omega. However, the parties contemplate that BFI-Omega may enter into a landfill operating agreement with the Company for any landfill facility owned by the Company if certain conditions relating primarily to the opening of such facility are met.

       Although the Company s landfill in the Mexican state of San Luis Potosi has been completed and employees have been trained in landfill operations, the Company is facing legal, political, and social opposition which have caused substantial delays in commencing commercial operations at the landfill. During fiscal 1995, at the request of the Federal agencies of the Mexican government, the Company completed additional engineering and site studies, the results of which demonstrated the viability of the San Luis Potosi site as a hazardous waste landfill and the project as been endorsed by the Federal government of Mexico. However, the Company has not obtained the support of the state and local government for commercial operation of the facility. Because of the opposition by state and local officials, the Company has not been able to establish a timetable for the commencement of revenue-producing activities of the landfill. Consequently, the Company has initiated legal proceedings in Mexico to enable it to open the landfill in accordance with the Federal permits to operate the landfill. These actions are in the process of being adjudicated and the Company is unable to predict their outcome. Furthermore, in response to the Company s legal actions, the local government has commenced legal action to prevent the opening of the landfill. With construction of the landfill and training of potential employees completed, the Company is ready to commence landfill operations upon receipt of public support form state and local governmental officials to assure safe and uninterrupted operations.

  Insulation Business

        Total revenues from the insulation business for the first nine months of fiscal 1996 decreased 21% to $9,093,000 compared to revenues of $11,489,000 for the same period in fiscal 1995. For the three months ended February 29, 1996, revenues increased 2% to $3,513,000 from $3,433,000 for the same period in fiscal 1995.

        Insulation contract revenues for the first nine months decreased 21% to $8,935,000 compared to contract revenues of $11,287,000 for the same period of fiscal 1995. For the three m o n t hs ended February 29, 1996 contract revenues were $3,451,000, an increase of 3% compared to contract revenues of $3,355,000 for the same period of fiscal 1995. The decrease in revenues for the nine months is primarily attributable to an overall reduction in the work performed under the Company s maintenance contracts with industrial and utility plant clients.

       Insulation material sales decreased 13% to $142,900 for the nine months of fiscal 1996 compared to $163,900 for the same period in fiscal 1995. For the three months ended February 29, 1996, material sales were $75,440, an increase of 13% from $66,600 for the same period in fiscal 1995.

      Expenses related to the insulation business decreased 17% to $8,043,100 for the first nine months of fiscal 1996 as compared to $9,659,000 for the same period in fiscal 1995. For the three months ended February 29, 1996 expenses were $3,587,600, an increase of 21% from $2,966,600 for the same period in fiscal 1995. The expense increase in the third quarter of fiscal 1996 is primarily attributable to cost overruns on two fixed price contracts which the Company has estimated and recorded as of February 29, 1996. The Company believes that 100% of the overrun on these two contracts has been provided for and no additional losses on these two contracts is anticipated.

       Cost of insulation material sales decreased 11% to $108,300 for the nine months ended February 29, 1996 as compared to $121,600 for the same period in fiscal 1995. For the three months ended February 29, 1996, costs increased 17% to $59,300 as compared to $50,500 for the same period in fiscal 1995.

     Selling, general and administrative costs for the nine months ended February 29, 1995 decreased 3% to $1,561,600 as compared to $1,613,022 for the same period in fiscal 1995. For the three months ended February 29, 1996, costs increased 1% to $584,300 as compared to $576,500 for the same period in fiscal 1995.

        The Company experienced a net loss from the insulation business of ($619,600) during the first nine months of fiscal 1996 as compared to a net profit of $95,700 for the same period in fiscal 1995. For the three months ended February 1996, the loss from the insulation business was ($717,900) as compared to a loss of ($161,100) for the same period in fiscal 1995. The loss for the third quarter is primarily attributed to cost overruns on two fixed-price contracts the Company is performing, as well as lower margins on other projects awarded during the quarter.

  Mexican Business

        The devaluation of the Mexican peso makes financial comparisons between years difficult. The average exchange rate for the first nine months of fiscal 1996 was 6.91 pesos to the dollar as compared to 4.14 pesos to the dollar for the same period in fiscal 1995.

      Revenues, in dollars, for the nine months ended February 29, 1996 were $2,504,000, an increase of 33% over the $1,879,000 for the same period in fiscal 1995. Using exchange rates in effect for the periods, comparing results in terms of pesos indicate revenues for the nine months increased 122% to 17,303,000 from

  7,779,000 for the same period in fiscal 1995. For the three months ended February 29, 1996 revenues increased 233% to 1,104,000 compared to 331,000 for the same period in fiscal 1995. On a peso basis, revenues increased 456% to 7,629,000 from 1,370,000 for the same period in fiscal 1995. These revenue increases reflect the continued expansion of operations as well as increased revenues from existing branches.

        Waste collection costs decreased 25% for the nine months ended February 29, 1996 to $2,545,000 from $3,414,000 for the same period in fiscal 1995. On a peso basis, costs increased 24% to 17,586,000 from 14,134,000. For the three months ended February 29, 1996 costs increased 105% to $1,456,000 from
  $711,000 for the same period in fiscal 1995. On a peso basis, costs increased 241% to 10,061,000 compared to 2,946,000.

      The cost reductions experienced for the first nine months of fiscal 1996 reflect the Company s efforts in the areas of cost containment, productivity improvement and efficiency as revenues increase.

        General and administrative costs associated with the continuing development activities for the nine months were $2,470,000, a decrease of 25% from the $3,276,000 for the same period in fiscal 1995. For the three months, these costs were $997,000, a decrease of 9% from the $1,092,000 for the same period in fiscal 1995.

  Interest Expense

        Net interest expense decreased $469,000 to $816,000 in the first nine months of fiscal 1996 from $1,281,000 in the same period of fiscal 1995, as a result of the conversion of approximately 94% of the outstanding convertible subordinated debentures during the first quarter of fiscal 1996. At the end of the third quarter of fiscal 1996, the remaining principal balance of the Company s promissory note with a financial institution bearing interest at the prime rate plus 7% was converted into common stock.

  Consolidated Results

     The Company experienced a net loss of ($3,947,700) during the first nine months of fiscal 1996 compared to a net loss of ($5,995,800) during the comparable period in fiscal 1995, an improvement of $2,048,100 or 34%.

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

       Private placements of the Company s common stock during the nine months ended February 29, 1996 included: (i) the issuance of 750,000 shares in June 1995 to two institutions at a price of $1.05 per share for net proceeds of $708,750; (ii) the issuance of 200,000 shares in June 1995 to two institutions at a price of $1.15 per share for net proceeds of $216,458; (iii) the issuance of 281,000 shares in August 1995 and 420,000 shares in September 1995 at a price of $2.00 per share for net proceeds of $1,261,800; (iv) the issuance of 350,000 shares in January at a price of $3.00 per share with net proceeds of $945,000; and (v) the issuance in February of 1,650,000 shares at a price of $4.00 per share with net proceeds of $5,875,000.

       During the nine months ended February 29, 1996, the Company issued an aggregate of 2,264,636 shares at a price ranging from $1.51 to $1.59 per share for net proceeds of $3,373,600 upon exercise of outstanding common stock purchase warrants and 1,270,750 shares upon the exercise of outstanding stock options, inclusive of those options referred to in Note 4, at prices ranging from $1.375 to $2.25 per share for net proceeds of $2,651,062.

      In August 1995, $8,417,300 principal amount of the Company s convertible subordinated debentures and $192,000 of accrued interest thereon were converted into 3,443,859 shares of common stock at a conversion rate of $2.50 per share. In the quarter ended February 29, 1996 an additional $61,980 of debentures were converted into 24,792 shares at a conversion rate of $2.50 per share.

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

        In May 1995, the Company entered into a loan modification agreement with the lender and extended the maturity of the debt, including principal and interest of approximately $2,800,000 to June 30, 1996. In connection with the extension, the Company issued the lender 87,578 shares of common stock, reduced the exercise price of previously granted warrants to $1.59, extended the expiration date of the warrants to May 31, 2000, and granted the lender an additional five-year warrant to purchase 600,000 shares of common stock at an exercise price of $1.908 per share. The agreement with the lender further provides for a right of first refusal for the lender with respect to future debt and equity financings by the Company, gives the lender the right to convert the debt into shares of common stock at the rate of $1.59 per share, and requires that 60% of the net proceeds from future financings be paid to the lender. The agreement, as further amended in September 1995, requires that the Company s landfill be in operation by December 31, 1995. At November 30, 1995, the outstanding principal balance of the loan was $2,107,000. In December 1995, the lender exercised 150,000 of its warrants in consideration of a $182,000 reduction of the p r incipal balance and forgiveness of $56,000 of accrued interest. In February, the lender exercised its right to convert the outstanding principal balance of its loan into shares of the Company s common stock. In connection with this conversion, the Company issued 1,210,564 shares in conversion of $1,925,000 in outstanding loan principal.

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

     Working capital (deficit) at February 29, 1996 was $8,915,000 compared to ($1,794,000) at May 31, 1995. The Company had cash and cash equivalents at February 29, 1996 of $8,991,000 compared to $381,000 at May 31, 1995. Cash flow used in operations at February 29, 1996 was $3,914,000 compared to $7,297,000 for the same period in fiscal 1995. Cash used in operations in the nine months ended February 29, 1996 was funded primarily by the proceeds received from stock issuances.

        The Company believes that the insulation business will generate adequate cash flows from continuing operations to meet its future obligations and expenses relating to such operations; h o wever, the Company will require substantial additional financing to construct and operate additional hazardous waste treatment facilities in Mexico. Furthermore, to the extent that the Company is required to expend additional efforts to open the l a ndfill, additional general and administrative expenses, without revenues to offset such expenses, are anticipated until the landfill is opened. The Company has raised $24,700,000 in additional capital during the first nine months of fiscal 1996 to fund its Mexican business costs. The newly created joint v e nture between Browning-Ferris Industries of Mexico and Metalclad, to be known as BFI-Omega, has developed a business plan which calls for the infusion of substantial capital by both parties for the next five-year period. While a significant portion of the amount needed may be obtained through debt financing, the Company may find it in its best interest to use equity capital rather than debt, in which case the Company will be required to contribute such equity capital from its own resources.


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

          Not Applicable

  Item 3.  Defaults Upon Senior Securities

          Not Applicable

  Item 4. Submission of Matters to a Vote of Security Holders

          Not Applicable

  Item 5. Other Information

            On April 9, 1996, the Company and Browning-Ferris I n d ustries, Inc. ( BFI ), through wholly-owned Mexican subsidiaries, formed BFI-Omega, S.A. de C.V. ( BFI-Omega ) as a 50%-50% owned joint venture corporation to provide a full range of industrial waste collection, transportation, recycling, treatment, and disposal services in Mexico. The Company s interest in BFI-Omega is owned by Quimica Omega, S.A. de C.V. ( Quimica Omega ), a wholly-owned subsidiary; BFI s interest is owned by Browning-Ferris Industries de Mexico, S.A. de C.V. ( BFI-Mexico ), a wholly-owned subsidiary. Pursuant to a shareholders agreement between the parties, the Company will contribute its business assets relating to certain waste collection, treatment, and disposal activities to BFI-Omega as its initial capital contribution to the venture. BFI-Mexico w i ll contribute transportable industrial waste processing equipment to BFI-Omega as its initial capital contribution to the venture. BFI-Omega will not engage in the development and ownership of hazardous waste facilities being conducted by the Company.

  Item 6. Exhibits and Reports on Form 8-K

          A current report on Form 8-K was filed March 29, 1996, reporting the dismissal of the Company s principal accountants.

                             SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        METALCLAD CORPORATION

  Date:   April 12, 1996                By:  /s/Grant S. Kesler
                                           Grant S. Kesler,
                                           President