Form 10-Q/A
period 1995-08-31
METALCLAD CORP
filed 1996-08-27
CIK 13547

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-Q/A

  (Mark One)
  ( X )     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended August 31, 1995

  OR

  (   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE  SECURITIES EXCHANGE ACT OF 1934


        For the transition period from _____________ to _____________


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

  Registrant's telephone number, including area code (714) 476-2772

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

  PAGE

                   METALCLAD CORPORATION AND SUBSIDIARIES

                             TABLE OF CONTENTS





  PART I.  FINANCIAL INFORMATION.......................................   1

  Item 1.  Consolidated Financial Statements:

  Balance Sheets (unaudited) at August 31 1995 and May 31, 1995........   1

  Statements of Operations (unaudited) for the three months ended
  August 31, 1995 and 1994.............................................   3

  Consolidated Statements of Cash Flows (unaudited) for the three
  months ended August 31, 1995 and 1994................................   4

  Notes to Consolidated Financial Statements...........................   5

  Item 2.  Management s Discussion and Analysis of Financial Condition
  and Results of Operations............................................   5


  PART II.  OTHER INFORMATION..........................................  10


  SIGNATURES...........................................................  10



  PAGE

                                  PART I
                            FINANCIAL INFORMATION

  ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                             METALCLAD CORPORATION AND SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEETS

  ASSETS
                                                              August 31,         May 31,
                                                                 1995             1995
                                                             (unaudited)
                                                               ---------        ---------
  Cash and cash equivalents                                  $ 1,062,502       $  381,406
  Accounts receivable, including amounts retained by
    customers under contract terms of $48,538 as of
    August and $53,490 as of May 1995; less allowance
    for doubtful accounts of $53,490 in August and
    $44,480 in May 1995                                        1,809,167        2,337,968
  Investment in Curtom-Metalclad                                  80,013           87,453
  Costs and estimated earnings in  excess of billings on
    uncompleted contracts                                        169,396          343,405
  Inventories  370,314 374,029
  Prepaid expenses and other current assets including
    restricted certificates of deposit of $130,000 in
    August and May 1995                                          714,822          681,696
  Receivables from related parties                               197,408          197,408
                                                               ---------        ---------
         TOTAL CURRENT ASSETS                                  4,403,622        4,403,365

  Property, plant and equipment, net                           5,573,285        5,266,869
  Receivables from related parties, non-current                    2,095            6,261
  Deposits and other assets, including restricted certifi-
    cates of deposit of $7,730 in August and May 1995            132,370          138,946
  Goodwill, less accumulated amortization of $21,500 in
    August and $17,469 in May 1995                               139,752          143,783
  Real estate held for sale, pledged                             155,515          155,515
  Capitalized debenture costs, less accumulated amortization
    of $456,819 in May 1995                                            -          595,478
                                                              ----------       ----------
         TOTAL ASSETS                                        $10,406,639      $10,710,217
                                                              ==========       ==========




                      See Notes to Consolidated Financial Statements

  PAGE

                   METALCLAD CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS EQUITY

                                                              August 31,         May 31,
                                                                 1995             1995
                                                             (unaudited)
                                                             -----------       ----------
  CURRENT LIABILITIES
  Accounts payable                                           $ 2,326,881       $2,751,540
  Accrued payroll, property and other taxes                      726,874          596,657
  Accrued expenses                                               939,798        1,465,759
  Accrued waste disposal costs                                    90,301          150,474
  Billings in excess of costs and estimated earnings on
    uncompleted contracts                                         85,518          113,817
    Current portion of long-term debt                          2,981,181        1,118,947
                                                               ---------        ---------
            TOTAL CURRENT LIABILITIES                          7,150,553        6,197,194

  Long-term debt, less current portion                             9,005        2,050,237
  Convertible subordinated debentures                            584,533        8,636,109

  Shareholders  equity (deficit):
    Preferred stock, par value $.10; 1,500,000 shares
      authorized; none issued                                          -                -
    Common stock, par value $.10; 40,000,000 shares
      authorized; 20,913,487 and 15,885,628 issued
      and outstanding in August and May 1995, respectively     2,091,348        1,588,563
    Additional paid-in capital                                38,924,119       29,044,185
    Accumulated deficit                                      (36,072,792)     (34,583,991)
    Officer s receivable collateralized by stock                (740,000)        (740,000)
    Cumulative foreign currency translation adjustment        (1,540,127)      (1,482,080)
                                                               ---------        ---------
            TOTAL STOCKHOLDER S EQUITY                         2,662,548       (6,173,323)
                                                               ---------        ---------
            TOTAL LIABILITIES AND
            STOCKHOLDER S EQUITY                             $10,406,639      $10,710,217
                                                              ==========       ==========





                See Notes to Consolidated Financial Statements

  PAGE

                    METALCLAD CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 Three Months Ended
                                                                     August 31,

                                                                1995              1994
                                                             (unaudited)       (unaudited)
                                                              ----------       ----------
  Revenues - Insulation Business
    Contract revenues                                        $ 2,635,995      $ 3,483,023
    Material sales                                                34,415           49,602
    Other                                                         23,004            9,690
                                                              ----------       ----------
                                                               2,693,414        3,542,315
                                                              ==========       ==========
  Operating costs and expenses - Insulation Business
    Contract costs and expenses                                2,112,877        2,966,149
    Cost of material sales                                        24,443           36,861
    Selling, general and administrative expenses                 480,950          495,501
                                                              ----------       ----------
                                                               2,618,270        3,498,511
                                                              ----------       ----------
    Operating income (loss) - Insulation Business                 75,144           43,804

  Revenues - Waste Management                                    759,635          744,202
                                                              ----------       ----------
  Operating costs and expenses - Waste Management
    Waste collection                                             439,548        1,167,447
    Landfill                                                     715,810        1,107,190
                                                              ----------       ----------
                                                               1,155,358        2,274,637
                                                              ----------       ----------
    Operating Loss - Waste Management                           (395,723)      (1,530,435)
                                                              ----------       ----------
  Operating Loss                                                (320,579)      (1,486,631)

  Interest Expense                                              (439,578)        (414,633)
  Other Expense                                                 (728,644)               -
                                                              ----------       ----------
         Net Loss                                            $(1,488,801)     $(1,901,264)
                                                              ==========       ==========

  Weighted average number of common shares                    16,948,754       11,744,244

  Per share of common stock:
    Income (loss) from continuing operations                 $      (.09)     $      (.16)


                See Notes to Consolidated Financial Statements
  PAGE

                  METALCLAD CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Three Months Ended
                                                                     August 31,
                                                                1995              1994
                                                             (unaudited)       (unaudited)
                                                              ----------       ----------
  CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                  $ (1,488,801)     $(1,901,264)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                              141,678          353,390
      Provision for losses on account receivables                  9,309                -
      Common stock issued for services                            75,600                -
      Debenture issued for services                               39,323                -
      Debenture conversion expense                               728,644                -
      Donated equipment                                         (317,306)               -
      Changes in operating assets and  liabilities:
        Decrease in accounts receivable                          507,791          429,683
        Decrease in unbilled receivables                         174,009          (59,940)
        Decrease in inventories                                    3,556           54,104
        (Increase) in prepaid expenses and other assets          (30,644)        (225,285)
        Decrease in receivables from Curtom-Metalclad              7,440           19,600
        Decrease in receivables from related parties               4,166            8,432
        (Decrease) increase in bank overdraft, accounts
          payable and accrued expenses                          (643,591)         648,183
        (Decrease) increase in billings over costs               (28,299)           4,155
        (Decrease) in reserve for loss on disposal of
          discontinued operations                                      -           (4,280)
                                                              ----------       ----------
                 NET CASH USED IN
                 OPERATING ACTIVITIES                           (817,125)        (673,222)
                                                              ----------       ----------
  CASH FLOW FROM INVESTING ACTIVITIES
    Purchases of property, plant and equipment                  (141,218)         (95,197)
                                                              ----------       ----------
                 NET CASH USED IN
                 INVESTING ACTIVITIES                           (141,218)         (95,197)
                                                              ----------       ----------
  CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from short-term borrowings                                -          100,000
    Payments on long-term borrowings                            (175,661)        (171,443)
    Proceeds from issuance of common stock under stock
      option plan                                                 55,625           57,375
    Proceeds from issuance of common stock                     1,780,724                -
                                                              ----------       ----------
                 NET CASH PROVIDED IN
                 FINANCING ACTIVITIES                          1,660,688          (14,068)
                                                              ----------       ----------
    Effect of exchange rates on cash                             (21,249)         (45,994)
                                                              ----------       ----------





                 INCREASE (DECREASE) IN CASH
                 AND CASH EQUIVALENTS                            681,096         (828,481)
  Cash and cash equivalents at beginning of period           $   381,406      $ 1,146,491
                                                              ----------       ----------
  Cash and cash equivalents at end of period                 $ 1,062,502      $   318,010
                                                              ==========       ==========
  Supplemental disclosures of cash flow information:
    Cash paid for interest                                   $ , 140,712      $   219,000

  Supplemental schedule of noncash investing and financing activities:

       In August 1995 the Company converted approximately $8,417,300 of convertible subordinated debentures and $192,346 in related accrued interest into 3,443,858 of common stock at a conversion rate of $2.50 per share which is below the adjusted conversion rate. In conjunction with this transaction approximately $550,716 and $316,800 in unamortized commissions and bond discounts were written off respectively. Additionally the Company expensed approximately 729,000 in connection with the conversion rate discount.

       During the quarter ended August 31, 1994 debentures of $170,160 were converted into common stock.








                See Notes to Consolidated Financial Statements

  PAGE

                    METALCLAD CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

       1. The accompanying unaudited financial statements of Metalclad Corporation and its subsidiaries (the Company ) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation have been included. Operating results for the three months ended August 31, 1995 are not necessarily indicative of what results will be for the fiscal year ending May 31, 1996. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company s Form 10-K for the year ended May 31, 1995.

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

  General

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

       Although the landfill in San Luis Potosi has been completed, political and social challenges have caused substantial delays in its opening.





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

       Insulation contract revenues in the first quarter of fiscal 1996 decreased 24.3% to $2,636,000 compared to revenues of $3,483,000 during the same period in fiscal 1995, a decrease of $847,000. The decrease in contract revenue is primarily attributable to an overall reduction in the work performed under the company's maintenance contracts with refinery and power plant customers.

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

  Mexican Business

       The devaluation of the Mexican peso makes financial comparisons





  between years difficult. The average exchange rate for the first quarter of fiscal 1995 was 3.4 pesos to the dollar. The average rate for the first quarter just ended was 6.15 pesos to the dollar. A comparison of revenues from the Company's Mexican operations in dollars reveals a modest 2.1% increase in revenues to $760,000 in the three months ended August 31, 1995 from $744,000 in the comparable period in 1994. However, comparing the results in peso terms, at exchange rates effective during the period, demonstrates a revenue increase in the first quarter of fiscal 1996 to 4,674,000 pesos from 2,530,000 pesos in the comparable quarter of the prior year, an increase of 84%. The increase is a result of (i) increased revenues from existing branch operations and opening three new branch operations which collect waste oils and solvents for recycling and rent parts washing machines, and (ii) increased outlets for the recycled waste oils and solvents.

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

  Other Expense

       Other expense of $729,000 represents the value of the increased number of shares issued in connection with the reduction of the conversion rate on the convertible subordinated debentures below their adjusted conversion rate at the date of the conversion. There are no comparative figures for the prior period for this expense.

  Consolidated Results

       The Company experienced a net loss of ($1,489,000) during the first quarter of fiscal 1996 compared to a net loss of ($1,901,000) during the comparable period in fiscal 1995, an improvement of $412,000 or 22%.

  Liquidity and Capital Resources

       In November 1991, the Company completed the acquisition of
  Eco-Metalclad, Inc. ("ECO-MTLC"), commenced the development of the hazardous waste treatment business in Mexico, and began advancing cash to its Mexican subsidiaries for use in the Mexican business.  Funding the development of the Company's Mexican business has required and will continue to require substantial capital.  To obtain capital for the continued development of the business of the Company in Mexico, the Company





  has made private placements of its common stock and convertible subordinated debentures and has obtained loans from financial institutions.

       Private placements of the Company's securities since May 31, 1995 included: (i) the issuance of 750,000 shares in June 1995 to two institutions at a price of $1.05 per share for net proceeds of $708,750;
  (ii) the issuance of 200,000 shares in June 1995 to two institutions at a price of $1.15 per share for net proceeds of $216,458; and (iii) the issuance of 420,000 shares of stock in August 1995 at a price of $2.00 per share for net proceeds of $756,000.

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
  with the extension, the Company issued the lender 87,578 shares of common stock, reduced the exercise price of previously granted warrants to $1.59, extended the expiration date of the warrants to May 31, 2000, and granted the lender an additional five-year warrant to purchase 600,000 shares of common stock at an exercise price of $1.908 per share. The agreement with the lender further provides for a right of first refusal for the lender with respect to future debt and equity financings by the Company, gives the lender the right to convert the debt into shares of common stock at the rate of $1.59 per share, and requires that 60% of the net proceeds from future financings be paid to the lender. The Company has made principal payments since May 31, 1995 of $730,000. The agreement, as further amended in September 1995, requires that the Company's landfill be in operation by December 31, 1995. The Company has agreed to pay the lender an additional $100,000 if the loan is not repaid in full by October 13, 1995.

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

       Working capital (deficit) at August 31, 1995 was ($2,748,000) compared to ($1,794,000) at May 31, 1995.  The Company had cash and cash equivalents





  at August 31, 1995 of $1,062,000 compared to $381,000  at May 31, 1995.
  Cash flow used in operations at August 31, 1995 was ($817,125) compared to ($673,222) for the same period in fiscal 1995. Cash used in operations in the three months ended August 31, 1995 was funded primarily by existing cash and cash equivalents on hand at the beginning of the fiscal year and by the proceeds received from stock issuances.

       The Company believes that the insulation business will generate adequate cash flows from continuing operations to meet its future obligations and expenses relating to such operations; however, the Company will require substantial additional financing to construct and operate additional hazardous waste treatment facilities in Mexico. Furthermore, to the extent that the Company is required to expend additional efforts to open the landfill, additional general and administrative expenses without revenues to offset such are anticipated expenses until the landfill is opened. The Company has raised additional $3,700,000 capital during the first four months of fiscal year 1996 to fund its Mexican business costs and anticipates that additional capital from the sale of the Company s securities and project financing will be available through debt or joint venture financing for its proposed Mexican operations in the future; however, no additional development projects other than the landfill in San Luis Potosi have been undertaken at this time.







                                           PART II

                                      OTHER INFORMATION

  Item 1.  Legal Proceedings

       From time to time, the Company is involved in litigation incidental to its insulation services business, relating primarily to asbestos-related claims against the Company. Although the asbestos-related claims number over 100, the Company defends these actions vigorously and believes that these actions, individually and in the aggregate, will not have a material adverse effect on the Company's financial condition. The Company's insurance carrier pays for substantially all of the legal costs associated with the defense of these actions; the Company has accrued all other relevant legal costs. While some of the cases have been settled in the range of $2,500 to $5,000 by the insurance carrier, most of the asbestos-related cases that have been resolved have resulted in the dismissal of the Company without liability to the Company. While the Company believes that its insurance coverage is sufficient to cover the cost of anticipated settlements, the Company has a $50,000 reserve at May 31, 1993 and August 31, 1993, for the asbestos-related cases. No significant costs have been incurred in settling these cases. Management does not believe the resolution of these claims will have a material adverse effect on the Company's results of operations.





  In September 1995, the Company settled a claim by a former employee alleging wrongful termination by paying the employee $26,000.

  Item 2.  Changes in Securities

           Not Applicable

  Item 3.  Defaults Upon Senior Securities

           Not Applicable

  Item 4.  Submission of Matters to a Vote of Security Holders

           Not Applicable

  Item 5.  Other Information

           Not Applicable

  Item 6.  Exhibits and Reports on Form 8-K

       A Current Report on Form 8-K was filed on June 14, 1995 reporting the May 31, 1995 Loan Modification Agreement with CVD Financial Corporation. See Item 2, Management s Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources .







                                SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             METALCLAD CORPORATION


  Date: August 28, 1996                      By:  /s/ Grant S. Kesler
                                                  Grant S. Kesler
                                                  President