Form 10-Q/A
period 1995-11-30
METALCLAD CORP
filed 1996-08-27
CIK 13547

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

               METALCLAD CORPORATION AND SUBSIDIARIES

                         TABLE OF CONTENTS

                                                           PAGE

 PART I.  FINANCIAL INFORMATION.............................. 4

 Item 1.  Consolidated Financial Statements:

 Balance Sheets (unaudited) at November 30, 1995
 and May 31, 1995............................................ 4

 Statements of Operations (unaudited) for the
 three months ended November 30, 1995 and 1994............... 6

 Consolidated Statements of Cash Flows (unaudited)
 for the three months and six months ended November 30,
 1995 and 1994............................................... 8

 Notes to Consolidated Financial Statements................. 10

 Item 2.  Management s Discussion and Analysis of
 Financial Condition and Results of Operations.............. 10


 PART II.  OTHER INFORMATION................................ 16


 SIGNATURES................................................. 17

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
                                        ===========   ===========


           See Notes to Consolidated Financial Statements

               METALCLAD CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS

                LIABILITIES AND SHAREHOLDERS  EQUITY

                                         November 30,   May 31,
                                            1995         1995
                                         (unaudited)
                                         -----------  -----------
 CURRENT LIABILITIES
   Accounts payable                     $ 2,407,760    $2,751,540
   Accrued payroll, property and
     other taxes                            189,410       596,657
   Accrued expenses                       1,121,259     1,465,759
   Accrued waste disposal costs                   0       150,474
   Billings in excess of costs and
     estimated earnings on uncompleted
     contracts                              306,281       113,817
   Current portion of long-term debt      2,287,687     1,118,947
                                        -----------   -----------
        TOTAL CURRENT LIABILITIES         6,312,397     6,197,194

 Long-term debt, less current portion             0     2,050,237

 Convertible subordinated debentures        584,533     8,636,109

 Shareholders  equity (deficit):
   Preferred stock, par value $.10;
     1,500,000 shares authorized;
     none issued                                  -             -










   Common stock, par value $.10;
     40,000,000 shares authorized;
     22,377,623 and 15,885,628 issued
     and outstanding in November and
     May 1995, respectively               2,237,763    1,588,563
   Additional paid-in capital            41,087,841   29,044,185
   Accumulated deficit                  (37,118,907) (34,583,991)
   Officers  receivable collateralized
     by stock                              (740,000)    (740,000)
   Cumulative foreign currency trans-
     lation adjustment                   (1,893,150)  (1,482,080)
                                         -----------  -----------
           TOTAL STOCKHOLDER S EQUITY     3,573,547   (6,173,323)

                TOTAL LIABILITIES AND
                 STOCKHOLDER S EQUITY    $10,470,477  $10,710,217
                                         ===========  ===========


           See Notes to Consolidated Financial Statements

                      METALCLAD CORPORATION AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   For Six Months Ended        For Three Months Ended
                                                        November 30,                November 30,
                                                     1995          1994          1995           1994
                                                  -----------   -----------   -----------   -----------
  Revenues-Insulation Business
   Contract revenues                              $ 5,483,632   $ 7,931,910   $ 2,847,637   $ 4,448,887
   Material sales                                      67,533        87,305        33,118        47,703
   Other                                               28,953        27,106         5,949        17,416
                                                  -----------    ----------   -----------   -----------
                                                    5,580,118     8,056,321     2,886,704     4,514,006
                                                  -----------    ----------   -----------   -----------
  Operating costs and expenses-Insulation
  Business
   Contract costs and expenses                      4,455,467     6,672,003     2,342,590     3,725,854
   Cost of material sales                              49,027        71,025        24,584        34,164
   Selling, general and administrative
    expenses                                          977,347     1,036,474       496,397       540,973
                                                   ----------    ----------   -----------   -----------
                                                    5,481,841     7,799,502     2,863,571     4,300,991
                                                   ----------    ----------   -----------   -----------
  Operating income (loss)-Insulation Business          98,277       256,819        23,133       213,015
                                                   ----------    ----------   -----------   -----------










  Revenues-Waste Management                         1,400,192     1,547,448       640,557       803,246
                                                   ----------    ----------   -----------   -----------
  Operating costs and expenses-Waste Management
    Waste collection                                1,089,830     2,702,438       650,282     1,534,991
    Landfill                                        1,473,586     2,183,299       756,776     1,076,109
                                                   ----------    ----------   -----------   -----------
                                                    2,563,416     4,885,737     1,408,058     2,611,100
                                                   ----------    ----------   -----------   -----------
    Operating Loss- Waste Management               (1,163,224)   (3,338,289)     (767,501)   (1,807,854)
                                                   ----------    ----------   -----------   -----------
  Operating Loss                                   (1,064,947)   (3,081,470)     (744,368)   (1,594,839)

  Interest Expense                                   (741,324)     (877,844)     (301,746)     (463,211)
  Other Expense                                      (728,644)       0              0              0
                                                   -----------   ----------   -----------   -----------
            Net Loss                               (2,534,915)   (3,959,314)   (1,046,114)   (2,058,050)
                                                   ===========   ===========  ============  ============


  Weighted average number of common shares         19,133,018    12,929,251     21,106,640   14,114,257


   Per share of common stock:
   Income (loss) from  continuing operations          (.13)         (.31)         (.05)         (.15)

                                  See Notes to Consolidated Financial Statements

                        METALCLAD CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           Six Months Ended
                                       November 30,  November 30,
                                         1995           1994
                                      (unaudited)    (unaudited)
                                      -----------    -----------

 CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                             $(2,534,915)  $(3,959,314
 Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization         85,088        632,963
    Provision for losses on account
      receivables                          12,733        (7,157)
    Common stock issued for services       75,600       (37,030)










    Debenture issued for services          39,323       (37,030)
    Debenture conversion expense          728,644         -
    Donated equipment                    (317,306)            -
    Changes in operating assets and
      liabilities:
      (Increase) in accounts receivable  (557,419)     (795,615)
      Increase in unbilled receivables    160,568     ((199,430)
      Decrease in inventories              23,220        66,247
      Decrease in prepaid expenses
        and other assets                   686,280      (329,930)
      Decrease in receivables from
         Curtom-Metalclad                  32,570        33,320
      Decrease in receivables from
         related parties                    8,532      (739,902)
      (Decrease) increase in bank
        overdraft, accounts payable
        and accrued expenses           (1,246,001)     (672,996)
      (Decrease) increase in billings
        over costs                        192,464        41,326
      (Decrease) in reserve for loss on
        disposal of discontinued
        operations                              -        (4,280)
                                       ----------     ----------
                    NET CASH USED IN
                OPERATING ACTIVITIES   (2,610,619)   (5,971,798)
                                       ----------    -----------
 CASH FLOW FROM INVESTING ACTIVITIES
   Purchases of property, plant and
     equipment                            (33,250)   (1,319,334)
                                       ----------    -----------

                     NET CASH USED IN
                 INVESTING ACTIVITIES     (33,250)   (1,319,334)
                                       ----------    -----------

 CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from short-term borrowings          0       525,000
   Payments on long-term borrowings      (881,497)     (325,940)
   Proceeds from issuance of common
     stock under stock option plan        158,125        62,035
   Proceeds from issuance of common
     stock                              3,638,663     6,775,452
                                       ----------   -----------
                 NET CASH PROVIDED IN
                 FINANCING ACTIVITIES   2,915,291   (7,036,547)
                                       ----------   -----------
   Effect of exchange rates on cash        56,902             -
                                       ----------   -----------
          INCREASE (DECREASE) IN CASH










                 AND CASH EQUIVALENTS     328,324      (254,585)
                                       ----------   -----------
 Cash and cash equivalents at beginning
   of period                          $   381,406    $1,146,491
                                       ----------   -----------
 Cash and cash equivalents at end of
   period                             $   709,730  $  3,891,906
                                      ===========   ===========
 Supplemental disclosures of cash
   flow information:

   Cash paid for interest             $   741,324  $          -
                                      ===========   ===========


 Supplemental schedule of noncash investing and financing activities:

           In  August  1995  the  Company converted approximately
 $8,417,300  of  convertible subordinated debentures and $192,346 in  related accrued interest into 3,443,859 of common stock at a conversion  rate  of $2.50 per share which is below the adjusted
 c o n version  rate.    In  conjunction  with  this  transaction
 approximately  $550,716  and $316,800 in unamortized commissions and bond discounts were written off respectively.  Additionally, the  company  expensed approximately $729,000 in connection with the conversion rate discount.

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

 Consolidated Results

        The Company experienced a net loss of ($2,535,000) during the first six months of fiscal 1996 compared to a net loss of ($3,959,3000) during the comparable period in fiscal 1995, an improvement of $1,424,000 or 36%.

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