Form 10-Q/A
period 1996-02-29
METALCLAD CORP
filed 1996-08-27
CIK 13547

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q/A

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
    Accounts receivable, including amounts
      retained by customers under contract
      terms of $125,496 as of February 29,
      1995 and $53,490 as of May 1995; less
      allowance for doubtful accounts of
      $67,670 as of February 29, 1996 and
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
                                            ==========    ==========
              See Notes to Consolidated Financial Statements

                  METALCLAD CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS
                   LIABILITIES AND SHAREHOLDERS  EQUITY

                                            February 29,    May 31,
                                               1996          1995
                                            -----------  -----------
                                            (unaudited)
    CURRENT LIABILITIES
      Accounts payable                     $ 1,632,291    $2,751,540
      Accrued payroll, property and
        other taxes                            898,910       596,657
      Accrued expenses                         904,232     1,616,233
      Billings in excess of costs and
        estimated earnings on uncompleted
        contracts                               53,268       113,817
      Current portion of long-term debt         18,031     1,118,947
      Note payable                             190,749             0
                                           -----------   -----------
           TOTAL CURRENT LIABILITIES         3,697,481     6,197,194

    Long-term debt, less current portion             0     2,050,237
    Convertible subordinated debentures        522,553     8,636,109
    Stockholders  equity (deficit):
     Preferred stock, par value $.10;
       1,500,000 shares authorized;
       none issued                                   -             -
     Common stock, par value $.10;
       40,000,000 shares authorized;
       28,030,829 and 15,885,628 issued
       and outstanding as of February 29,
       1996 and May 31, 1995, respectively   2,803,083     1,588,563
     Additional paid-in capital             53,813,244    29,044,185
     Officers  receivable collateralized
       by stock                               (607,294)     (740,000)
     Accumulated deficit                   (39,260,290)  (34,583,991)
     Cumulative foreign currency trans-
       lation adjustment                    (2,113,128)   (1,482,080)
                                            -----------   -----------
                    STOCKHOLDER S EQUITY    14,635,615    (6,173,323)

                   TOTAL LIABILITIES AND
                   STOCKHOLDER S EQUITY    $18,855,649   $10,710,217
                                            ==========    ==========
              See Notes to Consolidated Financial Statements

                        METALCLAD CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       For Nine Months Ended        For Three Months Ended
                                                            February 29,                February 29,
                                                         1996          1995          1996           1995
                                                      -----------   -----------   -----------   -----------
      Revenues-Insulation Business
       Contract revenues                              $ 8,934,866   $11,286,899   $ 3,451,234   $ 3,354,989
       Material sales                                     142,895       163,901        75,362        66,596
       Other                                               15,611        38,117       (13,342)       11,011
                                                      -----------    ----------   -----------   -----------
                                                        9,093,372    11,488,917     3,513,254     3,432,596
                                                      -----------    ----------   -----------   -----------
      Operating costs and expenses-Insulation Business
       Contract costs and expenses                      8,043,104     9,658,612     3,587,637     2,966,609
       Cost of material sales                             108,299       121,561        59,272        50,536
       Selling, general and administrative expenses     1,561,616     1,613,022       584,269       576,548
                                                       ----------    ----------   -----------   -----------
                                                        9,713,019    11,393,195     4,231,178     3,593,693
                                                       ----------    ----------   -----------   -----------





      Operating income (loss)-Insulation Business        (619,647)       95,722      (717,924)     (161,097)
                                                       ----------    ----------   -----------   -----------
      Revenues-Waste Management                         2,504,115     1,878,858     1,103,923       331,410
                                                       ----------    ----------   -----------   -----------
      Operating costs and expenses-Waste Management
        Waste management                                2,545,432     3,413,912     1,455,602       711,474
        Landfill                                        2,470,450     3,275,568       996,864     1,092,269
                                                       ----------    ----------   -----------   -----------
                                                        5,015,882     6,689,480     2,452,466     1,803,743
                                                       ----------    ----------   -----------   ----------
      Operating Loss- Waste Management                 (2,511,767)   (4,810,622)   (1,348,543)   (1,472,333)
                                                       ----------    ----------   -----------   -----------
      Operating Loss                                   (3,131,414)   (4,714,900)   (2,066,467)   (1,633,430)

      Interest Expense                                   (816,240)   (1,280,936)      (74,916)     (403,092)
      Other Expense                                      (728,644)            -             -             -
                                                       -----------   ----------   -----------   -----------
          Net Loss                                     (4,676,298)   (5,995,836)   (2,141,383)   (2,036,522)
                                                       ===========   ===========  ============  ============
      Weighted average number of common shares         20,627,703    13,370,308     22,598,426   14,252,424
      Net loss per share of common stock                   ($0.23)       ($0.45)       ($0.09)       ($0.14)
                       See Notes to Consolidated Financial Statements

                    METALCLAD CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Nine Months Ended
                                                 February 29,
                                            1996             1995
                                         -----------     -----------
                                         (unaudited)     (unaudited)

    OPERATING ACTIVITIES
    Net loss                             $(4,676,298)   $(5,995,836)
    Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization          223,933        918,427
      Provision for losses on accounts
        receivable                            23,190        (16,315)
      Foreign currency translation
        adjustment                                 -     (1,494,900)
      Donated equipment                     (317,306)       (44,405)
      Issuance of stock for services/
        assets                               581,350              -
     Debenture conversion expense            728,644       -
      Changes in operating assets
      and liabilities:
        (Increase) decrease in accounts
          receivable                        (442,017)       320,235
        (Increase) decrease in unbilled





          receivables                        305,147        122,004
        (Increase) decrease in inventories    35,684        (49,269)
        (Increase) decrease in prepaid
          expenses and other assets          988,114        114,774
        (Increase) decrease in receivables
          from Curtom-Metalclad               87,453         33,320
        (Increase) decrease in related
          party receivables                  137,934       (737,570)
        (Decrease)in accounts payable and
          accrued expenses                (1,528,997)      (682,474)
        (Increase) decrease in costs
          over billing                       (60,549)       130,419
        (Decrease) in reserve for disposal
          of discontinued operations               0         (4,280)
               NET CASH USED IN OPERATING
               ACTIVITIES                 (3,913,718)    (7,297,060)
                                          ----------     ----------
    INVESTING ACTIVITIES
      Purchase of equipment                 (947,063)      (553,004)

          NET CASH PROVIDED BY (USED IN)
                    INVESTING ACTIVITIES    (947,063)      (553,004)
                                          ----------     ----------
    FINANCING ACTIVITIES
      Proceeds from short-term borrowings          0        525,000
      Payments on short-term borrowings            0       (250,000)
      Payments on revolving line of
        credit and long-term borrowings   (1,035,607)      (234,733)
      Proceeds from issuance of common
        stock under stock option plan      2,651,062         65,313
      Proceeds from issuance of common
        stock                             11,929,366      6,776,612
                                          ----------     ----------
                    NET CASH PROVIDED BY
                    FINANCING ACTIVITIES  13,544,821      6,882,192
                                          ----------     ----------
      Effects of exchange rates on cash      (74,382)             0
                                          ----------     ----------
             INCREASE (DECREASE) IN CASH
                    AND CASH EQUIVALENTS   8,609,658       (967,872)
                                          ----------     ----------
    Cash and cash equivalents at
      beginning of period                $   381,406     $1,146,491
                                          ----------     ----------
    Cash and cash equivalents at
      end of period                      $ 8,991,064     $  178,619
                                          ==========      =========
    Supplemental disclosures of
      cash flow information:

      Cash paid for interest             $   816,240     $        -
                                          ==========      =========

             See Notes to Consolidated Financial Statements


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

        4. In February, the Company completed a private placement of 1,650,000 shares of its common stock priced at $4.00 per share, along with 2,600,000 warrants to purchase common stock at $5.00 per share. Additionally, Messrs. G. Kesler, T.D. Neveau and J. Guerra, each an officer and director of the Company, placed 950,000 shares of common stock priced at $4.00 per share. These latter shares were obtained through the exercise of stock options with the Company as follows: Mr. Kesler, 425,000 shares; Mr. Neveau, 425,000 shares; and Mr. Guerra, 100,000 shares. The Company and the selling shareholders each incurred their own costs and fees associated with the private placement, with the Company realizing net proceeds, from its placement of common stock, of $5,875,000.





        5. The earnings (loss) per share amounts for the nine months ended February 29, 1996 and 1995 were computed by dividing the net income (loss) by the weighted average shares outstanding during the applicable period including common stock equivalents.


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

            The Company, through its existing wholly-owned Mexican subsidiaries, will continue its activities with respect to the development and ownership of hazardous waste landfill facilities which will not be an activity to be engaged in by BFI-Omega.





    However, the parties contemplate that BFI-Omega may enter into a landfill operating agreement with the Company for any landfill facility owned by the Company if certain conditions relating primarily to the opening of such facility are met.

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

         Insulation material sales decreased 13% to $142,900 for the nine months of fiscal 1996 compared to $163,900 for the same period in fiscal 1995. For the three months ended February 29,





    1996, material sales were $75,440, an increase of 13% from $66,600 for the same period in fiscal 1995.

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

        Revenues, in dollars, for the nine months ended February 29, 1996 were $2,504,000, an increase of 33% over the $1,879,000 for the same period in fiscal 1995. Using exchange rates in effect for the periods, comparing results in terms of pesos indicate revenues for the nine months increased 122% to 17,303,000 from 7,779,000 for the same period in fiscal 1995. For the three months ended February 29, 1996 revenues increased 233% to 1,104,000 compared to 331,000 for the same period in fiscal





    1995. On a peso basis, revenues increased 456% to 7,629,000 from 1,370,000 for the same period in fiscal 1995. These revenue increases reflect the continued expansion of operations as well as increased revenues from existing branches.

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

    Consolidated Results

       The Company experienced a net loss of ($4,676,000) during the first nine months of fiscal 1996 compared to a net loss of ($5,996,000) during the comparable period in fiscal 1995, an improvement of $1,320,000 or 22%.

    Liquidity and Capital Resources





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

        In August 1995, $8,417,300 principal amount of the Company s convertible subordinated debentures and $192,000 of accrued interest thereon were converted into 3,443,859 shares of common stock at a conversion rate of $2.50 per share which was below the adjusted conversion rate. In the quarter ended February 29, 1996 an additional $61,980 of debentures were converted into 24,792 shares at a conversion rate of $2.50 per share.

        In September 1993, the Company obtained a loan in the amount of $2,500,000 from a financial institution pursuant to the terms of  a  promissory  note  due in September 1995.  Interest on the loan accrued at the prime rate of interest plus 7% and was secured by substantially all of the assets of the Company, including a pledge of the shares of common stock of Metalclad Insulation Corporation, Metalclad Environmental Contractors, and
    ECO-MTLC,   the  Company  s  United  States  subsidiaries.    In
    connection with this credit facility, the Company granted the lender a five-year warrant to purchase 375,000 shares of common stock at an exercise price of $4.50 per share. In September
    1994,  the  Company  obtained  a loan for an additional $525,000





    from the lender, bearing interest at the prime rate plus 7% and payable in November 1994. In connection with this loan, the
    Company granted the lender a five-year warrant to purchase 75,000 shares of common stock at an exercise price of $2.625 per share.

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

          The Company believes that the insulation business will generate adequate cash flows from continuing operations to meet its future obligations and expenses relating to such operations;





    h o wever, the Company will require substantial additional financing to construct and operate additional hazardous waste treatment facilities in Mexico. Furthermore, to the extent that the Company is required to expend additional efforts to open the l a ndfill, additional general and administrative expenses, without revenues to offset such expenses, are anticipated until the landfill is opened. The Company has raised $24,700,000 in additional capital during the first nine months of fiscal 1996 to fund its Mexican business costs. The newly created joint v e nture between Browning-Ferris Industries of Mexico and Metalclad, to be known as BFI-Omega, has developed a business plan which calls for the infusion of substantial capital by both parties for the next five-year period. While a significant portion of the amount needed may be obtained through debt financing, the Company may find it in its best interest to use equity capital rather than debt, in which case the Company will be required to contribute such equity capital from its own resources.


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

    Item 2.  Changes in Securities





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

                                          METALCLAD CORPORATION

    Date:   August 28, 1996               By:  /s/Grant S. Kesler
                                               Grant S. Kesler,
                                               President