Form 10-K
period 1996-05-31
METALCLAD CORP
filed 1996-08-29
CIK 13547

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-K
  (Mark One)
  ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     For the fiscal year ended May 31, 1996

  OR

  (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission File Number 0-2000

                             METALCLAD CORPORATION
             (Exact name of registrant as specified in its charter)

               Delaware                             95-2368719
  (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)

        3737 Birch Street, Suite 300
        Newport Beach, California                      92660
  (Address of Principal Executive Office)            (Zip Code)

       Registrant's telephone number, including area code (714) 476-2772

          Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
            Title of each class                   on which registered:
                  None                                  None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock -- $.10 Par Value
                                (Title of Class)

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes   ( X )    No   (   )
        Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
  10-K or any amendment to this Form 10-K.   ( X )

        The aggregate market value of the Common Stock held by non-affiliates of the registrant on July 31, 1996 was approximately $86,200,000, based upon the average of the bid and asked prices of the Common Stock, as reported on the Nasdaq Small Cap Market.

       The number of shares of the Common Stock of the registrant outstanding as of July 31, 1996 was 28,733,229.

       Documents incorporated by reference:

        Portions of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1996 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                                     PART I

  ITEM 1.  BUSINESS

  (a)   General Development of Business

        Mexican Hazardous Waste Treatment Business. Since November 1991, the Company has been actively involved in the development of integrated hazardous waste treatment and disposal facilities in various states in the Republic of Mexico. The business is comprised of two major parts: operation and development.

        All operating activities associated with waste collection, transport, and disposal are conducted by BFI-Omega, S.A. de C.V. ( BFI-OMEGA ), the Company s joint venture with Browning-Ferris Industries de Mexico, S.A. de C.V. ( BFI-Mexico ), a subsidiary of BFI International, Inc., which in turn is a subsidiary of Browning-Ferris Industries, Inc. (NYSE: BFI) ( BFI ). All developmental activities are conducted by the Company s subsidiary, Ecosistemas Nacionales, S.A. de C.V. ( ECONSA ). BFI-OMEGA s business is comprised of waste collection, transportation, and treatment, through branches located in Guadalajara, Aguascalientes, San Luis Potosi, Mexico City, Tampico and Puebla. In addition, it operates a blending and recycling plant in Tenango and has its headquarters in Mexico City.

         ECONSA s primary business has been the development of a landfill and treatment facility located in the State of San Luis Potosi. Its other development activities include an additional hazardous waste landfill in another state, a facility for non-hazardous industrial waste in yet another state, the location of a hazardous waste incinerator, the development of an a q ueous waste treatment facility, and in the exportation for the destruction of polychlorinated biphenyls ( PCBs ).

        Industrial Insulation Contracting. The Company has historically been engaged in industrial insulation contracting services, including asbestos abatement services and insulation material sales, to customers primarily in California. Insulation services include the installation of high and low temperature insulation on pipe, ducts, furnaces, boilers, and other types of industrial equipment for a variety of industrial facilities. The Company sells insulation accessories incident to its service business to its customers as well as other insulation contractors. The Company's customers consist primarily of industrial facilities, such as public utilities, oil refineries, and manufacturing plants.

        Corporate Structure. The Company, incorporated originally in 1947 as an Arizona corporation, was reincorporated in Delaware on November 24, 1993. The Company's wholly-owned United States subsidiaries include Eco-Metalclad, Inc. ("ECO-MTLC"), a Utah corporation, Metalclad Insulation Corporation ("MIC"), a California corporation, and Metalclad Environmental Contractors ("MEC"), a California corporation.

           The Company's Mexican subsidiaries include Ecosistemas Nacionales, S.A. de C.V. ("ECONSA"), Ecosistemas del Potosi, S.A. de C.V., formerly known as Eco Administracion, S.A. de C.V. ("ECOPSA"), Quimica Omega, S.A.

  de C.V. ("QUIMICA OMEGA"), Consultoria Ambiental Total, S.A. de C.V. ("CATSA"), and Confinamiento Tecnico de Residues Industriales, S.A. de C.V. ("COTERIN"). Each of the Mexican subsidiaries is a corporation of variable capital (sociedad anonima de capital variable). QUIMICA OMEGA is a wholly-owned subsidiary of the Company; ECONSA and CATSA are wholly-owned by ECO-MTLC, which also owns the capital stock of COTERIN. ECOPSA is wholly-owned by ECONSA. The Company is in the process of restructuring the ownership of its Mexican subsidiaries so that ECONSA will hold the capital stock of all Mexican subsidiaries.

           Unless otherwise indicated, the term "Company" refers to Metalclad C o r poration, its United States and Mexican subsidiaries, and its predecessors.

          The Company's principal executive offices are located at 3737 Birch Street, Suite 300, Newport Beach, California 92660, United States, and its telephone number is (714) 476-2772. MIC and MEC serve their industrial insulation contracting customers from their headquarters in Anaheim,
  California and branch offices in Sacramento, California and Salt Lake City, Utah. ECO-MTLC's offices are in Newport Beach, California, and the Company's Mexican subsidiaries' offices are located in Mexico City and the City of San Luis Potosi.

  (b)   Significant Events

       1. On April 9, 1996, the Company and BFI, through wholly-owned Mexican subsidiaries, formed BFI-OMEGA as a 50%-50% owned joint venture corporation to provide a full range of industrial waste collection, transportation, recycling, treatment, and disposal services in Mexico. The Company s interest in BFI-OMEGA is owned by QUIMICA OMEGA; BFI s interest is owned by BFI-Mexico. Pursuant to a shareholders agreement between the parties, the Company will contribute its business assets relating to certain waste collection, treatment, and disposal activities to BFI-OMEGA as its initial capital contribution to the venture. BFI-Mexico will contribute a transportable hazardous waste incinerator to BFI-0MEGA as its initial capital contribution to the venture.

              Since the formation of BFI-OMEGA, additional branches have been added in Tampico, Puebla, and southwestern Mexico City. Additional branches are now being developed in Toluca, Veracruz, and Coatzacoalcos. In addition, a pilot plant for the treatment of aqueous waste is being developed at BFI-OMEGA s Tenango plant, with future expansion contemplated.

            2. In July 1996, the Company, through its Curtom-Metalclad partnership, received a purchase order for $10,000,000 from Southern California Edison ( SCE ), a long-term client of the Company, for the furnishing of asbestos abatement and re-insulation services at various SCE locations. The term of the purchase order is for five years. The purchase order is part of SCE s alliance program for strategic partnering with selected contractors and other service providers. The value of the order is an estimate by the Company and separate releases of work scope are required to perform under the agreement; however, the Company believes the value of work ultimately performed may exceed the initial purchase order amount during the term.

         3. The Company has applied with Nasdaq for listing of the Company s Common Stock on the National Market System ( NMS ) as the Company believes the financial statement contained in this report qualifies it for NMS status.

  (c)   Financial Information About Industry Segments

        The Company, through MIC and MEC, is engaged in industrial insulation services, industrial asbestos abatement services, and insulation material sales, such activities constituting one industry segment. The development and operation of the industrial waste treatment business, commenced in November 1991 through ECO-MTLC and now conducted by the Company s Mexican subsidiaries, has been reported as a separate industry segment for 1994, 1995 and 1996. Financial information concerning the Company's business segments is included and incorporated by reference in Part II and Part IV of this Form 10-K.

  (d)   Narrative Description of Business

  INTRODUCTION

       Business in Mexico. Since November 1991, the Company has been actively involved in doing business in Mexico. The Company s initial focus was the development of facilities for the treatment, storage and disposal of industrial hazardous waste.

            In May 1994, the Company acquired QUIMICA OMEGA, a ten-year old Mexican company engaged in the business of industrial waste collection, recycling, blending, the production of fuel by-products for sale to the cement kilns and disposal at licensed facilities.

        In April 1996, the Company formed a joint venture in Mexico with BFI-Mexico. The joint venture, which became effective for accounting purposes on March 10, 1996, has an expanded focus in Mexico including collection, transportation, treatment, and disposal of all industrial wastes. Excluded from the joint venture is the development and ownership of disposal facilities and international brokerage of PCBs. Also excluded is any municipal solid waste business.

        As of the date of this report, the Company has two main businesses in M e xico: (i) the business conducted by ECONSA, which owns through subsidiaries one landfill and treatment facility and is involved in developing additional facilities; and (ii) the business conducted by BFI-OMEGA.

           Business in the United States. For over 50 years, the Company has been engaged in the industrial insulation contractors, services, including asbestos abatement services and insulation material sales to customers primarily in California. Insulation services include the installation of high and low temperature insulation on pipe, ducts, furnaces, boilers, and other types of industrial equipment for a variety of industrial facilities.

  The Company sells insulation accessories to its service customers as well as other insulation contractors. The Company's customers consist primarily of industrial facilities, such as public utilities, oil refineries, and manufacturing plants.

  MEXICAN BUSINESS

            ECONSA. ECONSA s role for the Company in Mexico is to develop facilities for the treatment, storage, and disposal of industrial waste. ECONSA, through subsidiaries, will own these facilities after development, but anticipates that all management and operation will be done by BFI-OMEGA under the terms of operating agreements which will be negotiated for each facility.

            ECONSA, through a subsidiary, owns a completed hazardous waste landfill and treatment facility in the State of San Luis Potosi. The landfill is located in the remote area of La Pedrera, Guadalcazar and is known by its trade name, El Confin . It comprises 2,200 acres of land, has a permitted capacity of 360,000 tons of waste per year and is designed presently to handle approximately 160,000 tons per year when fully operational.

          El Confin is presently not in operation because the governor of San Luis Potosi is actively opposed to its opening. Even though ECONSA believes the state has no authority over activities relating to hazardous waste management or permitting and the landfill meets or exceeds all applicable environmental standards, Mexican political custom accords the governor broad rights within his state. The Company is working with the Mexican federal authorities to resolve this dispute between federal and state authority. The Company has been assured by the highest level in the Mexican government that the Company s investment will be respected. The Company believes that the effort shown by the federal government of Mexico will be fruitful, however, no guarantees or assurances can be made.

        There is currently administrative litigation involving the community, state, federal government, and the Company, in which the Company believes its positions are supported by the relevant facts and statutes. However, the Company also believes that even success in the litigation will not permit operation if the governor is actively opposed to the project.

            ECONSA is active in developing additional projects in Mexico, including the following:

       1. An additional hazardous waste landfill and treatment facility near the heart of industrial Mexico. Because of the Company s experience in developing these facilities and the base of support developed at the state and community level in which the project is planned, it is believed this p r oject can proceed more rapidly than prior projects provided no s u bstantial unanticipated obstacles arise. Substantial development activity can be undertaken on this project within fiscal year 1997. Although there can be no assurances, the Company believes this project is financable and has had several productive meetings with Mexican and international lenders. This project will be similar in size and capability to El Confin and will include an area for treating and disposing of non-hazardous industrial waste.

        2. An industrial waste treatment and disposal facility. The Company has responded to an invitation from a major industrialized state in Mexico to develop and install a facility for the treatment and disposal for non-hazardous industrial waste. A site for the project meeting technical, political, and social requirements has been selected. The Company is finalizing a development plan with the state and believes this project can be underway within fiscal 1997. This project is also considered financeable, although no assurances can be given.

            3. An incineration project. The Company has obtained a federal permit for the construction and operation of a hazardous waste incinerator, but is unwilling to locate the project within the state of San Luis Potosi so long as its landfill remains out of operation. Because BFI-OMEGA owns an incinerator subject to no debt and ready to operate, the Company is pursuing the use of this incinerator for a specific user on an in sito basis before beginning full-scale commercial use. It is expected that the incinerator can be in operation within fiscal 1997, but no assurances can be given because of the politics involved in developing and opening Mexican hazardous waste treatment facilities.

       4. An aqueous waste treatment facility. The Company is developing an aqueous waste treatment pilot plant at BFI-OMEGA s Tenango facility. It is expected that if the pilot project presently being undertaken at BFI-OMEGA s Tenango plant is successful, a full scale, stand alone plant will be built similar to facilities presently being operated by BFI in Great Britain and Italy. A site has been selected with permitting underway. It is expected a decision about moving forward will be made during the Company s current fiscal year with development time thereafter expected to be one year. Both the incinerator above and this project will be owned and operated by BFI-OMEGA, with ECONSA playing a developmental role only.
  Although no assurances can be given, it is believed this plant is financeable and will cost in the range of $7-$10 million.

           5. PCB exporting. The Company is one of four companies in Mexico licensed to broker the export of PCBs from Mexico. The Company has successfully exported PCBs to Great Britain for incineration and is presently exploring relationships in the United States for export. The Company has also acquired an option to purchase one other Mexican company also licensed in the same manner. A decision on moving forward with the purchase of this entity will be made in the near future. The Company believes this acquisition can be made from current working capital with no additional financing required.

       BFI-OMEGA. In connection with the formation of BFI-OMEGA, a five-year business plan was approved that envisions expansion of the existing QUIMICA OMEGA business. At the time of formation, operations were limited to branches in Guadalajara, Aguascalientes, San Luis Potosi, Nuevo Leon and Mexico City; a blending and recycling plant in Tanango; offices in Mexico City; and some facilities at the Cruz Azul cement company in Hidalgo. Since the formation of the joint venture, new sales districts and branches have been opened in Tampico, Puebla, and Mexico City. Also, development activities are underway for branches to be located in Toluca, Veracruz, and Coatzacoalcos.

            In addition to the expansion of the existing business of QUIMICA OMEGA, the joint venture intends to expand to include an integrated service which will be able to satisfy all of the requirements of large industrial waste producers. In addition to contributing a fully operational hazardous waste incinerator to the joint venture, BFI has brought new systems and technologies heretofore not deployed in Mexico.

            By  following  its  business plan, BFI-OMEGA intends to capture a significant share of the newly developing market for environmental services in the industrial heart of Mexico. BFI-OMEGA is developing a new technology for disposing of industrial solid hazardous waste now being used at the Tenango plant. This material has been successfully used as alternate fuel at the Cruz Azul cement plant and steps are being taken to expand existing capacity for creation of this solid fuel from hazardous waste. BFI has also brought to the joint venture experience with a technology for the treatment of aqueous wastes, industrial wastes with a high water content. This technology has been successfully used in Great Britain and Italy and a plant is under development by BFI in Argentina. A market study for Mexican aqueous wastes has been completed with favorable results. A pilot plant will be built at BFI-OMEGA s Tenango facility after which a large independent plant will be built, provided profitability is demonstrated at the pilot plant. Even though BFI-OMEGA will not own disposal facilities, it is anticipated that BFI-OMEGA will manage and operate all such facilities developed by the Company pursuant to negotiated operating agreements for each such site.

        Mexican Governmental Regulations and Permits. The Company's proposed business in Mexico is highly regulated and is subject to Mexican environmental law. Development of each proposed hazardous waste treatment facility cannot be commenced until the Company receives a separate unconditional permit to construct (a "Construction Permit") from the applicable local, state, and federal agencies of the Mexican government. A completed facility cannot be opened until the Company has received a permit to operate (an "Operating Permit") the facility from such agencies. Although the federal Construction and Operating Permits take precedence over state and local authorizations under Mexican law, the Company's objective is to obtain state and local authorizations and public support before commencing construction and operation of a facility.


            The Secretariat of Environment, National Resources and Fishing, ( SEMARNAP ) is the Mexican federal government ministry charged with environmental policy formulation and enforcement of such policy under the General Law of Ecological Equilibrium and Environmental Protection which was enacted in 1988 (the "General Ecology Law"). Under the General Ecology Law, regulations have been adopted which require, among other things, the permit for construction and operation of facilities which treat, store, or dispose of hazardous wastes. SEMARNAP has divided its environmental functions between two autonomous agencies: Instituto Nacional de Ecologia

  (the National Institute of Ecology or "INE"), which is responsible for regulation and permitting, and Procuraduria Federal de Proteccion al Ambiente (the Office of the Federal Attorney for the Protection of the Environment or "PROFEPA"), which is responsible for inspection, compliance, and enforcement. A Construction Permit from INE cannot be obtained until the site for the facility has acquired zoning and land use permits from local and state agencies and INE approves feasibility studies, risk analysis, and environmental impact studies. The commencement of operations of each facility is contingent upon receipt of an Operating Permit from INE. Operation of each facility and compliance with the regulations of INE will be monitored by PROFEPA on a continuous basis.

        Insurance. The Company's Mexican operations are covered by a general liability insurance policy, which provides base coverage of $1,000,000 per occurrence and in the aggregate, and expires in May 1997. The Company believes that its current insurance arrangements are adequate for the Company s current needs and that coverage will be available at reasonable prices for anticipated future needs.

         Market. The Company has made a substantial investment in creating a comprehensive evaluation of the industrial waste market in Mexico. Various organizations participated in specific aspects of the evaluation and the study included numerous direct interviews with waste generators. The study identifies the distribution of waste types by industry segment, estimates the quantity of hazardous wastes generated in Mexico, identifies specific pricing structure for current waste handling activities, and identifies existing and possible future competitors. As a result of this study, the Company estimates that the total industrial waste generated annually is approximately 150 million tons, of which approximately 6.2 million tons are hazardous and likely to be processed at commercial facilities. The remaining waste will most likely be processed in-house by industry. The
  Company's conclusions are consistent with reports from SEMARNAP and the United States Department of Commerce which estimate that 146 million tons of industrial wastes are generated annually and that 5.1 million tons are hazardous and likely to be processed off-site at commercial facilities.

           Each of the Company's proposed landfill facilities, with an design capacity of 160,000 tons per year, will be able to process approximately 3% of the estimated 6.2 million tons of hazardous waste generated in Mexico annually.

        Competition. The Company believes El Confin will be the first fully integrated waste treatment facility in Mexico operating to international standards. Existing facilities do not typically offer either a high level of technology or a high degree of integration with regard to the processing of waste. As an integrated hazardous waste management facility, the
  Company has no known, commercially active competitors. The Company believes that it will encounter limited competition from small companies operating in various niches of the waste treatment industry; however, companies with substantially greater financial, technical, marketing, and other resources than the Company may enter the market and compete with the Company's anticipated business. With the Company s joint venture with BFI-Mexico, one potential competitor has become a partner.

        The only substantial disposal operation currently operating in Mexico is a landfill located near Monterrey which is 60%-owned by Waste Management. This landfill receives wastes from plants throughout Mexico and has had significant growth during the last few years as a result of the increased enforcement activities of PROFEPA. Although this landfill will be a competitor, the Company believes that in many cases the technologies offered at the Company's proposed facilities will be both preferred because of the design and treatment strategies incorporated into the Company s landfill and competitively priced as a result of transportation cost savings. See Transportation.

        Although the Company believes the hazardous waste treatment market in Mexico is substantial and growing, to the extent potential competitors establish facilities in Mexico and offer comparable services at lower prices or more cost-effective waste disposal alternatives, the Company's ability to compete effectively could be adversely affected. No such competition is yet evident in Mexico and the impact of devaluation has slowed entry of other U.S. firms evaluating Mexico.

       Transportation. The Company believes that its single most competitive short and long-term advantage in the Mexican marketplace is due to the location of El Confin and QUIMICA OMEGA/BFI-OMEGA facilities. The El Confin site is centrally located in Mexico and situated near the intersection of the major north/south transportation route (Highway 57) and the major east/west transportation route (Highway 70), both of which are well-maintained and conveniently traveled. The central location of the site will minimize the freight element of waste-handling costs to industries located in many of the major Mexican industrial zones. The distances from major cities in Mexico to El Confin are approximately as follows:

       San Luis Potosi   100 km  (65 miles)         Durango      481 km (300 miles)
       Aguascalientes    203 km (125 miles)         Monterrey    537 km (335 miles)
       Guadalajara       348 km (215 miles)         Veracruz     758 km (470 miles)
       Mexico City       413 km (260 miles)         Oaxaca       950 km (590 miles)
       Tampico           418 km (260 miles)         Chihuahua  1,050 km (650 miles)

            The Company is actively negotiating contracts with several fully-licensed transportation companies which operate throughout Mexico.

         Employees. As of May 31, 1996, the Company had a full-time staff of approximately 138 employees working in its Mexican operations, including a p p roximately three executive personnel, and 32 clerical workers. Approximately 42 of these employees are represented by a Mexican labor union. The Company considers its relations with its employees in Mexico and the union representing them to be good. All but approximately 20 employees will be transferred to BFI-OMEGA.

  Industrial Insulation Contracting Services

        Background. The Company's industrial insulation contracting services include the installation of high and low temperature insulation on pipe, ducts, furnaces, boilers, and various other types of industrial equipment for industrial facilities. Insulation services are provided for new construction and maintenance of existing facilities. The Company is a licensed general contractor and typically provides project management, l a b o r, tools, equipment and materials necessary to complete the installation.

       The Company usually performs substantially all of the work required to complete its contracts, generally subcontracting to others the scaffolding and painting. In a typical insulation contract, the Company obtains plans and specifications prepared by the owner of a facility or its agent. In projects where the customer is the owner of the facility, the Company acts as the general contractor. The Company also works as a subcontractor for other general contractors. Industrial insulation contracts for new construction may require one or more years to complete. Maintenance contracts typically extend over a period of one or more years.

            The Company's industrial insulation contracting business has historically included, among other things, maintenance, removal, repair, and re-installation of insulation on existing industrial facilities and equipment. These activities included asbestos removal services in most cases in which the insulation at such facilities has included asbestos-containing material ("ACM").

       The Company removes all forms of ACM after first treating the asbestos with water and a wetting agent to minimize fiber release. Dry removal is conducted in special cases where wetting is not feasible, provided Environmental Protection Agency ("EPA") approval is obtained. The Company's workers also remove pipe insulation by cutting the wrapping into sections in an enclosed containment area or utilizing special "glovebags" which provide containment around the section of pipe insulation being removed. In some instances, the Company performs asbestos removal and provides related re-insulation contracting services, including insulation material sales; in other cases, the Company performs only asbestos removal services. The Company believes that the removal of ACM provides the best and most cost effective solution for most asbestos abatement projects.

       Insulation Contracts. The Company obtains contracts, which ordinarily fall within one of the types set forth below, on the basis of either competitive bids or direct negotiations:

            Cost-plus. These contracts, sometimes referred to as "time and materials" contracts, generally provide for reimbursement of costs incurred by the Company and the payment of a fee equal to a percentage of the cost of construction. They generally provide for monthly payments covering both reimbursement for costs incurred to date and a portion of the fee based upon the amount of work performed and are customarily not subject to retention of fees or costs.

       Fixed-price. These contracts generally require the Company to perform all work for an agreed upon price, often by a specified date. Such contracts usually provide for increases in the contract price if the Company's construction costs increase due to changes in or delays of the project initiated or caused by the customer or owner or by escalating project labor rates. However, absent causes resulting in increases in contract prices, the Company takes certain risks associated with its fixed prices. Under these types of contracts the Company receives periodic payments based on the work performed to date, less certain retentions. The amounts retained are held by the customer pending either satisfactory completion of the Company's work or in some cases, satisfactory completion of the entire project.

        In accordance with industry practice, most of the Company's contracts are subject to termination or modification by the customer, with provision for the recovery of costs incurred and the payment to the Company of a proportionate part of its fees, in the case of a cost-plus contract, and overhead and profit, in the case of a fixed price contract. At various times, contracts which the Company has with its customers have been terminated or modified. However, such termination or modification occurs in the regular course of the Company's business due to changes in the work to be performed as determined by the customer. No single termination or modification has had or is expected to have a material adverse impact on the Company's business.

           Operations and Employee Safety. All contract work is performed by trained Company personnel and supervised by project managers trained and experienced in construction and asbestos abatement. Each employee involved in asbestos abatement must complete a general training and safety program c o nducted by the Company. Training topics include approved work procedures, instruction on protective equipment and personal safety, dangers of asbestos, methods for controlling friable asbestos and asbestos transportation and handling procedures. In addition, all full-time employees engaged in asbestos abatement activities are required to attend a minimum three-day course approved by EPA and the Occupational Safety and Health Administration ("OSHA") and all supervisors of abatement projects are required to attend a nine-hour first aid/CPR/safety course and an eight-hour EPA/AHERA refresher course annually. Six of the Company's full-time employees and 43 hourly employees have been trained and certified as "competent individuals" under EPA regulations relating to the training of asbestos abatement workers. All employees are issued detailed training materials and the Company typically conducts a job safety analysis in the job bidding stage.

            The Company requires the use of protective equipment and sponsors periodic medical examination of all field employees. During removal procedures, ACM is generally wetted to minimize fiber release and filtration devices are used to reduce contamination levels. Air monitoring to determine asbestos fiber contamination levels is conducted on all abatement projects involving the removal of friable asbestos. The Company has a comprehensive policy and procedure manual which covers all activities of an asbestos abatement project and the specific responsibilities and implementation of Company procedures and policies to be followed on each project. The manual is reviewed periodically by management and updated to insure compliance with federal, state, and local regulations, to include information from in-house project reviews findings, and to include updated information regarding industry practices. To separate its responsibilities and to limit liability, the Company utilizes third party, unaffiliated laboratories for asbestos sampling analysis and licensed independent waste haulers for the transportation and disposal of asbestos waste from its projects.

        Materials and Supplies. The Company purchases most of its insulating materials and accessories from Pabco, Fibrex, R.P.R. and C.W.C.I. Although t h e Company purchases most of its supplies from these national manufacturers, there are many suppliers of the same materials and the Company is not dependent on any one source for the materials and accessories used in its insulation services, asbestos abatement and insulation material sales business.

       Marketing and Sales

           Industrial Insulation Contracting Services. The Company currently obtains most of its insulation contracting business from existing customers and referrals by customers, engineers, architects, and construction firms. Additional business is obtained by referrals obtained through labor, industry, and trade association affiliations.

         Projects are also awarded through competitive bidding although major companies frequently rely on selected bidders chosen by them based on a variety of criteria such as adequate capitalization, bonding capability, insurance carried, and experience. The Company is frequently invited in this manner to bid on projects and obtains a significant amount of its contracts through the competitive bidding process. The Company believes that its bids are competitively priced and anticipates that in the future its bids will continue to be competitively priced with bids submitted by others.

          The Company's marketing and sales effort emphasizes its experience, reputation for timely performance, and knowledge of the industrial insulation and asbestos abatement industry. The Company is a member of, the Western Insulation Contractors Association, the National Insulation Contractors Association, and various local business associations.

         Curtom-Metalclad Joint Venture. In 1989, the Company entered into a joint venture with a minority service firm which qualifies for preferential contract bidding because of minority status. The joint venture, known as "Curtom-Metalclad," submits bids for industrial insulation and asbestos abatement services. When contracts are obtained by the joint venture, the Company performs the work specified in the contract as a subcontractor to the joint venture. The Company also receives an interest in 49% of the profits or losses of the joint venture.

          Insulation Material Sales. The Company concentrates its insulation material sales efforts on large industrial companies, such as oil refineries and power plants, which perform their own insulation maintenance activities. The Company also markets to power generating companies which are involved in co-generation projects. The Company contacts directly its customers and potential customers involved in insulation maintenance and new construction in an effort to have the Company specified as their supplier.

            Customers. The Company's industrial insulation customers are predominantly public utilities, oil refiners, food processors, paper processors, manufacturers, and engineering and construction companies. Contracts with two customers accounting for more than 10% of the Company's insulation contracting revenues during the 12 months ended May 31, 1996 included contracts with Southern California Edison for $2,417,000 and Curtom-Metalclad for $1,267,000. The Company anticipates that contracts with Southern California Edison will continue to account for more than 10% of the Company s insulation contracting revenues.

           Competition. Competition in the industrial insulation contracting services business is intense and is expected to remain intense in the foreseeable future. Competition in their area involves a few national and regional companies which provide integrated services and many regional and local companies which provide insulation and asbestos abatement specialty contracting services. Most of the national and regional competitors providing integrated services are well established and have substantially greater marketing, financial, and technological resources than the Company. The regional and local specialty contracting companies which compete with the Company either provide one service or they provide integrated services by subcontracting part of their services to other companies. The Company believes that the primary competitive factors in these areas are price, technical performance, and reliability. The Company obtains a significant n u mber of its industrial insulation service contracts through the competitive bidding process. The Company believes that its bids are competitively priced and anticipates that in the future its bids will continue to be competitively priced with bids submitted by others.

         Insurance and Bonding. The Company's asbestos and general liability insurance policy, which provides base coverage of $5,000,000 per occurrence and excess liability coverage up to $10,000,000, expires in August 1996 and is in the process of renewal. Although the Company has secured bonding capacity of $5,000,000, $500,000 of which was fully utilized at May 31, 1996, the Company's current industrial insulation and asbestos abatement services customers typically do not generally require performance bonds. The Company believes that its current bonding arrangements are adequate for the Company's anticipated future needs.

       Government Regulation

        Insulation Services and Material Sales Regulation. The Company, as a general contractor and insulation specialty contractor, is subject to regulation requiring it to obtain licenses from several state and municipal agencies. Other than licensing, the Company's industrial insulation services and material sales business is not subject to material or significant regulation.

            Asbestos Abatement Regulation. Asbestos abatement operations are s u b j ect to regulation by federal, state, and local governmental authorities, including OSHA and the EPA. In general, OSHA regulations set maximum asbestos fiber exposure levels applicable to employees and the EPA regulations provide asbestos fiber emission control standards. The EPA requires use of accredited persons for both inspection and abatement. In addition, a number of states have promulgated regulations setting forth such requirements as registration or licensing of asbestos abatement contractors, training courses for workers, notification of intent to undertake abatement projects and various types of approvals from designated entities. Transportation and disposal activities are also regulated. The Company believes that similar legislation may be adopted in other states and in local building codes.

          OSHA has promulgated regulations specifying airborne asbestos fiber exposure standards for asbestos workers, engineering and administrative c o ntrols, workplace practices, and medical surveillance and worker protection requirements. OSHA's construction standards require companies removing asbestos on construction sites to utilize specified control methods to limit employee exposure to airborne asbestos fibers, to conduct air monitoring, to provide decontamination units and to appropriately supervise operations. EPA regulations restrict the use of spray applied ACM and asbestos insulation, establish procedures for handling ACM during demolition and renovations, and prohibit visible emissions during removal, transportation and disposal of ACM.

         The Company believes that it is substantially in compliance with all regulations relating to its asbestos abatement operations, and currently has all material government permits, licenses, qualifications and approvals required for its operations.

        Backlog. The Company's backlog for industrial insulation services at May 31, 1996 and 1995 was $1,200,000 and $1,122,000, respectively. Backlog is calculated in terms of anticipated revenues on fixed-price projects in progress or for which contracts have been executed. The Company believes that backlog as of any date is not necessarily indicative of future revenues. The Company estimates that its entire backlog as of May 31, 1996 will be completed during the next twelve months. The majority of the Company's present business is on cost-plus contracts for which there is no backlog. The Company fulfills product and supply orders promptly, and there is no backlog in the material sales business.

         Employees. As of May 31, 1996, the Company had a full-time staff of approximately 17 salaried employees working in industrial insulation contracting services, including four executive officers, two division managers, four insulation services contract administrators, and seven clerical workers. None of these employees is represented by a labor union.

            As of May 31, 1996, the Company employed approximately 75 hourly employees for industrial insulation contracting services, nearly all of whom are members of the International Association of Heat and Frost Insulators and Asbestos Workers ("AFL-CIO"). The Company is a party to agreements with various local chapters of various trade unions. The number of hourly employees employed by the Company fluctuates depending upon the number and size of projects which the Company has under construction at any particular time. It has been the Company's experience that hourly employees are generally available for its projects, and the Company has continuously employed a number of them on various projects over an extended period of time. The Company considers its relations with its hourly employees and the unions representing them to be good and has experienced no major work stoppages due to strikes by such employees.

  Directors and Executive Officers of the Company

            The names, ages, and positions of the Company's directors and executive officers (including certain significant executive officers of the Company's principal subsidiaries) are listed below:

                             Director
                            or Officer
  Name                  Age    Since      Current Position with the Company
  ------------------------------------------------------------------------------------
  Grant S. Kesler        53    1991       President, Chief Executive Officer, Director
  T. Daniel Neveau       54    1991       Chairman of the Board, Sr. Vice President,
                                            Director
  Javier Guerra Cisneros 49    1994       Director, Vice President-Mexican Operations,
                                            Director General of QUIMICA OMEGA and ECONSA
  Gordon M. Liddle       55    1991       Director
  Douglas S. Land        39    1994       Director
  Anthony C. Dabbene     45    1996       Chief Financial Officer
  Bruce H. Haglund       45    1983       Secretary-General Counsel
  Glenn W. Meyer         44    1990       President, MIC/MEC
  Wayne M. May           49    1989       Vice President - Power Division, MIC
  David Duclett          46    1989       Vice President - Marketing & Sales, MIC/MEC

       Grant S. Kesler has served as a Director of the Company since February 1991 and has been Chief Executive Officer since May 1991. From 1982 to May 1991, he was employed by Paradigm Securities, Inc., a company he formed in 1982. In 1975, he was General Counsel to Development Associates, a real estate development firm. Earlier, he was engaged in the private practice of law, served as an assistant attorney general for the State of Utah, and served as an intern to the chief justice of the Utah Supreme Court. Mr.
  Kesler is a graduate of the University of Utah College of Law and a member of the Utah State Bar Association.

          T. Daniel Neveau has been a Director of the Company since July 1991 and the Chairman of the Board since September 1993. He is presently the President of Oak Tree Group, Inc., a real estate development company he formed in 1978. Since 1980, Mr. Neveau has been senior general manager of Brierfield Marketing, Inc., a company formed under Mr. Neveau's direction. Since 1972, Mr. Neveau has been general partner of San-Dan, a real estate investment partnership. Since 1982, Mr. Neveau has been President of Edgewood Group Corporation. Since 1986, Mr. Neveau has been general partner of Village Partnership. From 1977 through 1979, Mr. Neveau was Vice President and Controller of Emporium Department Stores. From 1970 through 1977, Mr. Neveau was Vice President and Director of Management Information of May Company. From 1965 to 1970, Mr. Neveau was an officer in the United States Army. Mr. Neveau received a B.A. degree from the

  University of California at Riverside in 1965.

          Javier Guerra Cisneros has been a director of the Company since May 1994 and the Director General of QUIMICA OMEGA since its formation in 1981. He also founded and was the President of the Institute on Industrial Hazardous Waste, a non-profit organization that promotes public awareness of the Mexican environmental regulations through its publication DIP. Since 1990, Mr. Guerra, through QUIMICA OMEGA, has been one of the pioneers in the implementation in Mexico of the program to use hazardous wastes as supplemental fuel in cement kilns. He has more than 10 years of experience on environmental regulations and handling of hazardous wastes in Mexico and the United States as well as in the compliance of Mexican environmental legislation. He has participated in multiple conferences on ecological matters, including seminars sponsored by the EPA and SEDESOL. Mr. Guerra is a business administration graduate from the Universidad Iberoamericana in Mexico City, with studies in international marketing at the St. Gallen University in Switzerland. He has also made specialized engineering studies in the areas of combustion equipment and chemicals.

         Gordon M. Liddle has been a Director of the Company since July 1991. He has been the owner and Chief Executive Officer of Winder Dairy Inc. since 1983. From 1982 to 1983, Mr. Liddle was Senior Vice President of Christensen Inc. From 1980 to 1982, Mr. Liddle was a Director and Chief Operating Officer of the contracting and mining division of Christensen
  Inc. From 1970 to 1980, Mr. Liddle was Chief Financial Officer of Christensen Inc. From 1967 to 1970, Mr. Liddle was a Director and Chief Executive Officer of Transportation Safety Systems. Mr. Liddle presently serves a member of the Board of Directors of Trustco, Inc. and QSI Corporation. Mr. Liddle received a B.S. from Utah State University in 1966 and an M.B.A. degree from the University of Utah in 1967.

            Douglas S. Land has been a Director of the Company since November 1994. He has been the President of Economic Analysis Group, Ltd. ( EAG ), a Washington D.C.-based economic consulting firm since its formation in 1983. Mr. Land manages EAG s New York office. He is also a founder of Chesapeake Group, Inc., an affiliate of EAG formed in 1988, which provides merchant banking services to new ventures and middle-market companies with specific emphasis on environmental projects. Mr. Land specializes in developing and implementing financing strategies for new and intermediate-stage projects. He received an M.B.A. degree from the Wharton Graduate School and an M.A. in International Relations from the University of Pennsylvania.

            Anthony C. Dabbene has been the Chief Financial Officer for the Company since January 1996. Prior to his employment with the Company, Mr. Dabbene was employed by LG & E Energy Corp. for 10 years, including service as Vice President and Controller to the Energy Services Group. From 1973 to 1985, he was employed by EBASCO Services Incorporated, where he was Manager - Finance and Administration for the Western region from 1981 to 1985. He received a B.B.A. degree in Accounting from St. Francis College and an M.B.A. degree from Long Island University, New York.

            Bruce H. Haglund has served as Secretary-General Counsel of the Company since 1983 and served as a Director of the Company from 1983 to

  July 1991. Since April 1994, Mr. Haglund has been a principal in the law firm of Gibson, Haglund & Johnson. From February 1991 to April 1994, Mr. Haglund was a principal in the law firm of Phillips, Haglund, Haddan & Jeffers. From 1984 to February 1991, he was a partner in the law firm of Gibson & Haglund. Mr. Haglund is also the Secretary and a member of the Board of Directors of GB Foods Corporation and the Secretary of Renaissance Golf Products, Inc., public companies whose stock is traded on the Nasdaq Small Cap Market. He is a graduate of the University of Utah College of Law.

       Glenn W. Meyer has been employed by the Company since October 1983 and has been the President of Metalclad Insulation Corporation since June 1990. He was Vice President of Metalclad Insulation Corporation from 1981 to June 1990. From 1976 to 1981, he was employed as a Contract Administrator by Metalclad Products Corporation. Mr. Meyer received a B.S. degree in maritime engineering from California Maritime Academy.

       Wayne M. May has been the Vice President - Power Division of Metalclad Insulation Corporation since November 1989. He has been employed by the Company in various capacities since 1968, including Contract Administrator, Estimator, Material Sales Manager, and Warehouse Supervisor. He is experienced in all phases of construction, with particular emphasis on utility plants. Mr. May s background includes a 25-year association with various utilities in Southern California.

       David Duclett has been employed by the Company since 1977 and has been Vice President of Marketing and Sales of Metalclad Insulation and Metalclad Environmental since 1989. Mr. Duclett s main responsibilities are to plan, implement and achieve the overall objectives of the Company while e s tablishing and building long-term client relationships. He has negotiated and managed contracts for both industrial and commercial work, with concentration on refinery and utility maintenance work and hi-rise commercial buildings. Mr. Duclett received a B.A. degree in communications from California State University, Fullerton.

  ITEM 2.  PROPERTIES

            The Company leases space for its offices and warehouse facilities under leases of varying terms at rentals aggregating approximately $15,500 per month. The Company's executive offices are located in Newport Beach, California which consists of approximately 3,800 square feet leased at a current rate of $5,162 per month. The Newport Beach lease expires in July 1997. Facilities in Anaheim, California house the Southern California i n d u strial insulation services and the insulation material sales operations. The Anaheim facility consists of 26,000 square feet of office and warehouse space which is leased at the current rate of $8,000 per month. The Anaheim lease expires in April, 1999. The Sacramento facility consists of approximately 10,000 square feet which is leased on a month-to-month basis for a monthly rental of $1,500.


       The Company owns approximately 145 acres of unimproved land located in Tulare County, California which is not related to the business of the

  Company and is being held for sale.

            ECOPSA owns an approximately 92-hectare parcel (approximately 227 acres) of land in Santa Maria del Rio near San Luis Potosi, Mexico.

        COTERIN owns approximately 2,200 acres of land near La Pedrera in the Mexican state of San Luis Potosi on which El Confin is located.

           QUIMICA OMEGA owns approximately 1.25 acres of land in Tenango del Valle, Mexico and a 6,940 square foot lot in Tenango del Valle on which an office building and a manufacturing plant is located. In addition, QUIMICA OMEGA rents space, on a month-to-month basis, for its executive offices and warehouse facilities in Mexico for rent aggregating $8,260 per month as follows:

                                                   Monthly
   Location                         Approximate     Rent
  of Property                      Square Footage  (US $)        Term
  ---------------------------------------------------------------------
  Naucalpan                           25,000       $5,400       Mo./Mo.
  Tenango                              5,380          675       Mo./Mo.
  Guadalajara                          6,456        1,475       Mo./Mo.
  Guadalajara (unimproved land)        6,456          372       Mo./Mo.
  Aguascalientes                       8,000          338       Mo./Mo.

         As part of the QUIMICA OMEGA and BFI-Mexico joint venture, the newly formed BFI-OMEGA will accept assignment of all leases and facility agreements of QUIMICA OMEGA.

  ITEM 3.  LEGAL PROCEEDINGS

            The Company has contested an assessment by the State Compensation Insurance Fund ("SCIF"), which provides the Company's workers compensation insurance, of an additional $330,000 of workers compensation insurance premium for the 1990 policy year. The Company has not recognized this assessment as an expense and believes that SCIF has overcharged the Company by approximately $500,000 as a result of over-reserves for pending claims and inadequate claim investigation. Although the Company has initiated legal action against SCIF to recover the alleged damages and intends to pursue its remedies vigorously, there can be no assurance that the outcome will be favorable to the Company.

       Given the Company s long history in the insulation business and in the sale of insulation materials, it is subject to various claims related to prior asbestos related business as well as its current business. The number of these claims is over 100, the Company believes it has adequate insurance in place and had adequate insurance in prior years and is vigorously defending all claims. The Company does not believe that these claims, individually or in the aggregate, will have a material adverse effect on its financial condition.


  ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.



                                     PART II

  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKOHLDER MATTERS

  The Company's Common Stock is traded on the Nasdaq Small Cap Market under the symbol "MTLC." The Company has recently filed an application for listing on the Nasdaq for National Market System, believing it has met all the criteria required for listing. The following table sets forth, for the fiscal periods indicated, the high and low sales prices for the Common Stock as reported by Nasdaq:

                                                         Sales Price
                                                       High       Low
                                                      ------     ------
       Fiscal Year Ended May 31, 1995
       1st Fiscal Quarter Ended August 31, 1994       4  1/8     2  1/2
       2nd Fiscal Quarter Ended November 30, 1994     4          2  1/2
       3rd Fiscal Quarter Ended February 28, 1995     3  3/4     2
       4th Fiscal Quarter Ended May 31, 1995          2  1/2     1  1/8

       Fiscal Year Ended May 31, 1996
       1st Fiscal Quarter Ended August 31, 1995       3  5/16     2  15/16
       2nd Fiscal Quarter Ended November 30, 1995     3  13/16    3  1/8
       3rd Fiscal Quarter Ended February 28, 1996     5  5/85     5  1/4
       4th Fiscal Quarter Ended May 31, 1996          3  1/4      3  1/32

        The Company has not paid any cash dividends on its Common Stock since its incorporation and anticipates that, for the foreseeable future, earnings, if any, will continue to be retained for use in its business. As of July 31, 1996, the approximate number of record holders of the Company's Common Stock was 1800.

  ITEM 6.  SELECTED FINANCIAL DATA

       The following selected financial data is derived from the consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

                                              Year     Year     Year    5 Months    Year      Year
                                              Ended    Ended    Ended    Ended      Ended     Ended
                                              May 31,  May 31,  May 31,  May 31,    Dec 31,   Dec. 31,
                                               1996     1995    1994     1993       1992      1991
                                            ---------------------------------------------------------
                                          (in thousands, except number of shares and per share amounts)
   Statement of Operations Data

   Revenues                                  $14,689   $18,032   $16,513   $7,294   $16,316   $21,905
   Operating profit (loss) - Insulation         (854)      257       327     (552)      211       547
   Operating (loss) - Waste Management (1)    (4,237)  (13,885)   (4,376)  (2,816)   (4,064)     (134)
   Operating (loss) profit                    (5,091)  (13,628)   (4,049)  (3,368)   (3,853)      413
   Income (loss) from continuing operations   (6,780)  (15,399)   (4,892)  (3,643)   (4,405)       65
   Loss from discontinued operations               -         -         -        -      (126)   (1,041)
   Net income (loss)                          (6,780)  (15,399)   (4,892)  (3,643)   (4,531)     (976)

   Earnings per share:
     Income (loss) from continuing
       operations per common share             (.30)    (1.13)     (.56)    (.46)     (.66)       .01
     Net income (loss) per common share        (.30)    (1.13)     (.56)    (.46)     (.68)      (.19)

   Balance Sheet Data

   Total assets                               17,702    10,710    18,311    5,469     7,467     8,303
   Long-term debt (2)                              -     2,050     2,662      192       233       357
   Convertible subordinated debentures (2)       239     8,636     8,755    4,733     4,563         -


   (1)    Includes  $6,378,000  write  off  in  May  1995 of the goodwill associated with the May 1994
   purchase  of  QUIMICA  OMEGA.    See  Item  7,    Management s Discussion and Analysis of Financial
   Conditions and Results of Operations

   (2)    During  the  year  ended  May 31, 1996 a substantial portion of the convertible subordinated debentures  were  converted into shares of common stock.  Additionally, $2,100,000 of the Company s long  term  debt  was  converted into equity.  See Item 7,  Management s Discussion and Analysis of
   Financial Conditions and Results of Operations .


       No dividends were paid or declared during the years ended May 31, 1996, 1995 or 1994, the transition period from January 1, 1993 to May 31, 1993, or for the two years ended December 31, 1992 and 1991.


  ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Presentation of Financial Statements

        In December 1994, the Mexican government adopted a free market policy toward the valuation of the Mexican peso. During the month of December

  1994, the value of the peso declined approximately 44%, falling from 3.4 Mexican pesos to the U.S. dollar in November 1994 to 4.9 Mexican pesos to the U.S. dollar at December 31, 1994. The value of the Mexican peso continued to decline throughout 1995. At the close of business on May 31, 1995, the value was 6.15 Mexican pesos to the U.S. dollar, a decline of 79% since the policy was adopted. At the close of business on May 31, 1996, the value was 7.4 Mexican pesos to the U.S. dollar. The adverse impact on the economy of Mexico as a result of the decline in the relative value of its currency has been dramatic. The Company had a foreign currency translation adjustment of $(1,875,530) at May 31, 1996, reflected in the equity section of the balance sheet.

         In May 1994, the Company acquired QUIMICA OMEGA for a purchase price of $6,300,000. The purchase price was based on management's estimate of the fair value of the Company's common stock issued to the QUIMICA OMEGA stockholders. The purchase resulted in costs in excess of net assets a c q u ired of approximately $7,300,000. The recession and economic uncertainty in Mexico resulting from the devaluation and other political changes caused the Company to reevaluate its business plan and strategy for QUIMICA OMEGA. As a result, the Company determined in May 1995 to write off the balance of the capitalized goodwill of $6,378,000 in accordance with generally accepted accounting principles.

            In April 1996, QUIMICA OMEGA entered into the agreement with BFI Mexico to form a 50%-50% owned joint venture corporation for the purpose of providing a full range of industrial waste collection, transportation, treatment and disposal services (excluding ownership of hazardous waste landfills) within the Republic of Mexico. QUIMICA OMEGA will contribute essentially all of its assets, contracts and permits to the new company, with BFI contributing a transportable hazardous waste incinerator, its systems and management expertise. (See Note C.)

         During the fiscal year ended May 31, 1996 the Company issued a total of 12,848,000 shares with approximately 4,800,000 shares being issued as a result of conversions of debentures and debt, 4,000,000 shares being issued in connection with new placements, and 4,000,000 shares being issued as the result of the exercise of options and warrants.

  Results of Operations

            General. The Company s revenues were generated primarily by (i) revenues in the United States from industrial insulation services and sales of insulation products and related materials; and (ii) revenues in Mexico through QUIMICA OMEGA from the collection of waste oils and solvents for recycling, rental of parts washing machines, and brokering of disposal of waste.

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

         Fiscal Year Ended May 31, 1996 Compared to Fiscal Year Ended May 31,
  1995

       Insulation Business. Total revenues and joint venture income from the insulation business for the year ended May 31, 1996 were $11,536,000 as compared to $15,804,000 for the same period in 1995, a decrease of 27%. The portion attributable almost entirely to a decline in contract revenues for the period. Income from the Curtom-Metalclad joint venture increased 14% to $91,000 from $80,000 for the same period in 1995. The decrease in contract revenues can be primarily attributed to an overall decline in the volume of work performed under the Company s various maintenance contracts with industrial and utility plant clients.

       Operating costs and expenses for the year declined to $12,390,000 from $15,547,000 for fiscal year 1995, a decrease of 20%. Operating margins, b e f ore selling, general and administrative expenses, decreased to $1,202,000 from $2,454,000 for 1995, a decline of 51%. This decline can be attributed to (a) a decrease in revenues which affects operating costs, (b) cost overruns on three fixed-price contracts, and (c) lower margins in the marketplace due to the competitive nature of the business. Selling, general and administrative expenses were $2,055,000 as compared to $2,198,000 for fiscal 1995, a decrease of 7%.

            Mexican Business. Waste management revenues, primarily from the operations of QUIMICA OMEGA, for the fiscal year ended May 31, 1996, were
  $3,457,000 as compared to $2,228,000 for the same period in 1995, an increase of 55%. The increase in revenues reflects the continued expansion of operations as well as increased revenues from existing branches. Loss from joint venture operations, representing QUIMICA OMEGA s 50% ownership in BFI-OMEGA, was $(143,000) with no comparison period for this new venture. The joint venture loss represents the period from March 10, 1996 through May 31, 1996 and incorporates the expenses relating to the c o mmencement of, the transition to, and expansion of BFI-OMEGA s operations.

           Waste collection costs for the fiscal year ended May 31, 1996 were $3,719,000 as compared to $4,286,000 for the same period in 1995, a decrease of 13%. The cost reductions are attributed to a streamlining of operations and efficiencies inherent in higher volumes and additional experience in the market.

            The landfill costs were $3,831,000 in fiscal 1996 as compared to $5,449,000 for fiscal 1995, a decrease of 30%. Landfill costs are those costs associated with development and general and administrative costs incurred by the Company at its corporate headquarters and in Mexico related to its other business objectives in Mexico, including the opening of the landfill in San Luis Potosi.

            Interest expense for fiscal 1996 was $960,000 as compared to $1,771,000 in fiscal 1995. The decline is attributed to (a) the conversion of a substantial amount of the 8% and 9% debentures in August 1995, and (b) the conversion of all remaining debt in February 1996.

         Other expense for fiscal 1996 was $728,644 representing the value of the inducement provided to debenture holders to convert into common stock. There are no comparative numbers for prior periods.

            Consolidated Results. The Company experienced a net loss of $6,780,000 for the year ended May 31, 1996 compared to a net loss of $15,399,000 in fiscal 1995, a decrease of 56%. The fiscal 1995 loss included $6,377,000 associated with the write-off of goodwill related to the acquisition of QUIMICA OMEGA. Comparing the results, excluding the write-off of goodwill, the Company s net loss for fiscal 1996 decreased from fiscal 1995 by 25%, attributed to a reduction in interest costs as well as a reduction in general and administrative costs associated with the landfill and other development activities for its Mexican business.

         Fiscal Year Ended May 31, 1995 Compared to Fiscal Year Ended May 31,
  1994

       Insulation Business. Total revenues and joint venture income from the insulation business for the year ended May 31, 1995 were $15,804,000 as compared to $16,310,000 for the same period in 1994, a decrease of 3.1%. The portion attributable to contract revenues decreased 1% to $15,405,000 in fiscal 1995 from $15,565,000 for fiscal 1994. Material sales decreased 4.9% from $287,000 for the year ended May 31, 1994 to $273,000 for the corresponding period in 1995 due to lower sales to public utility customers. Income from the Curtom-Metalclad joint venture (see Note D of
  Item 8, Financial Statements and Supplementary Data ), increased 33% during the current fiscal year to $80,000 from $60,000 in the prior year due to reduced overhead. Other revenues decreased 88% to $46,000 during fiscal 1995 from $397,000 in the prior fiscal year primarily attributable to a workers compensation insurance dividend received of approximately $301,000 in fiscal 1994.

           Operating costs and expenses for the insulation business decreased 2.7% during fiscal 1995 to $15,547,000 from $15,983,000 for fiscal 1994.
  Contracting costs and expenses decreased 3.4% during the 12 months ended May 31, 1995 to $13,148,000 from $13,606,000 for the comparable period in 1994. The Company's gross profit on contract revenues increased 15.2% to $2,257,000 for the year ended May 31, 1995 from $1,959,000 for the corresponding period in 1994 primarily due to improved material prices. Cost of material sales decreased 8.6% to $201,000 during the 12 months ended May 31, 1995 from $220,000 for the same period in 1994 correlating with the decrease in material sales revenue. Selling, general, and administrative costs for the insulation business increased 1.9% to $2,198,000 during the 12 months ended May 31, 1995 from $2,157,000 during the corresponding period in 1994.

          Mexican Business. Waste management revenues of $2,228,000 resulted from the operations of QUIMICA OMEGA for the 12 months ended May 31, 1995. Waste collection costs, also associated with QUIMICA OMEGA, were $4,286,000 for the same period. Collection costs exceeded revenue for the year due to incurring expenses in anticipation of growth and expansion which did not occur because of the impact of the Mexican peso devaluation on the business of QUIMICA OMEGA.

       The write-off of costs in excess of net assets acquired relates to the QUIMICA OMEGA goodwill which was previously discussed. Due to the recession and other economic difficulties caused by the peso devaluation, the Company changed the business plan for QUIMICA OMEGA in the fourth quarter and wrote off the QUIMICA OMEGA goodwill at the end of the fiscal year.

           The landfill costs were $5,449,000 in fiscal year 1995 compared to $3,833,000 in the prior year. Landfill costs are those development and general and administrative costs incurred by Company at its corporate headquarters and in Mexico related to its other objectives in Mexico, including the opening of the landfill in San Luis Potosi.

            Interest expense for the year ended May 31, 1995 was $1,771,000 compared to $844,000 in the comparable period in 1994, an increase of 110%. The increase resulted from additional borrowings during the year as well as the high interest rates being paid by QUIMICA OMEGA during the year on its borrowings in Mexico.

            Consolidated  Results.    The  Company  experienced a net loss of
  $15,399,000 for the year ended May 31, 1995 compared to a loss of $4,892,000 in fiscal 1994, an increase in loss of 216%. The increase in the loss is attributable to (a) the write-off of goodwill associated with the QUIMICA OMEGA acquisition, (b) losses within the QUIMICA OMEGA operation, (c) general and administrative costs incurred related to constructing the landfill and achieving the Company s other objectives for its Mexican business, and (d) increased interest on debt.

  Liquidity and Capital Resources

            In November 1991, the Company completed the acquisition of Eco-Metalclad, Inc. ("ECO-MTLC"), commenced the development of the hazardous waste treatment business in Mexico and began advancing cash to its Mexican subsidiaries for use in the Mexican business. Funding the development of the Company's Mexican business has required and will continue to require substantial capital. To obtain capital for the continued development of the business of the Company in Mexico, the Company has made private placements of its common stock and convertible subordinated debentures and has obtained loans from financial institutions.

            In February 1996, the Company completed a private placement of 1,650,000 shares of its common stock at a price of $4.00 per share, along with 2,600,000 warrants to purchase common stock at $5.00 per share. Additionally, Grant S. Kesler, T. Daniel Neveau and Javier Guerra Cisneros, each an officer and director of the Company, placed 950,000 shares of common stock priced at $4.00 per share. These latter shares were obtained through the exercise of stock options at prices ranging from $1.50 to $2.25 with the Company as follows: Mr. Kesler, 425,000 shares; Mr. Neveau, 425,000 shares; and Mr. Guerra, 100,000 shares. The Company and the selling shareholders each incurred their own costs and fees associated with the private placement, with the Company realizing net proceeds, from its placement of common stock, of $5,875,000.

          The totals for the fiscal year ended May 31, 1996, inclusive of the private placement in February 1996, include the issuance of approximately 2,400,000 shares at prices ranging from $1.05 to $4.00 with net proceeds of approximately $8,800,000. Shares totaling 4,000,000 were issued upon the exercise of options and warrants at prices ranging from $1.375 to $2.25, generating net proceeds of approximately $6,800,000 including $2,000,000 from the Kesler, Neveau, and Guerra option exercise. Shares totaling 3 , 500,000 were issued in exchange for approximately $8,600,000 in outstanding 8% and 9% debentures.

            In September 1993, the Company obtained a loan in the amount of $2,500,000 from a financial institution pursuant to the terms of a promissory note due in September 1995. Interest on the loan accrued at the prime rate of interest plus 7% and was secured by substantially all of the assets of the Company. In connection with this financing, the Company issued the financial institution a five-year warrant to purchase 375,000 shares of common stock at an exercise price of $4.50 per share. In September 1994, the Company obtained a loan for an additional $525,000 from the lender, bearing interest at the prime rate plus 7%, payable in November 1994 and was also secured by all of the assets of the Company. In connection with this loan, the Company granted the lender a five-year warrant to purchase 75,000 shares of common stock at an exercise price of $2.625 per share.

          In May 1995, the Company entered into a loan modification agreement with the lender and extended the maturity of the debt, including principal and interest of approximately $2,800,000 to June 30, 1996. In connection with the extension, the Company issued the lender 87,578 shares of common stock, reduced the exercise price of previously granted warrants to $1.59, extended the expiration date of the warrants to May 31, 2000, and granted the lender an additional five-year warrant to purchase 600,000 shares of common stock at an exercise price of $1.908 per share. The agreement with the lender further provided the lender the right to convert the debt into shares of common stock at the rate of $1.59 per share. The Company also agreed to pay the lender an additional $100,000 if the loan was not repaid in full by October 13, 1995.

         In February 1996, the lender exercised its option to convert 100% of the outstanding loan balance of $1,924,797 into 1,210,564 shares of the Company s common stock at the conversion rate of $1.59 per share.

            The proceeds of the loan from the financial institution and the issuances of common stock have been utilized for working capital, equipment, and fixed asset purchases in connection with QUIMICA OMEGA, the expansion capital required for the newly formed BFI-OMEGA joint venture, and for the continued development activities of the Company; however, the C o mpany will require additional capital to develop, construct and subsequently open the additional facilities it intends to pursue.

         Working capital (deficit) at May 31, 1996 was $6,787,000 compared to

  ($1,881,000) at May 31, 1995. The Company had cash and cash equivalents at May 31, 1996 of $7,344,000 and $381,000 at May 31, 1995. Cash used in operations for the year ended May 31, 1996 was ($5,823,000) compared to ($5,732,000) for the same period in fiscal 1995. Cash used in operations in the 12 months ended May 31, 1996 was funded primarily by existing cash and cash equivalents on hand at the beginning of the fiscal year and by the proceeds received from stock issuances completed during the year.

            The Company believes that the insulation business will generate adequate cash flows from continuing operations to meet its future obligations and expenses relating to such operations; however, the Company will require substantial additional financing to construct and operate additional waste treatment facilities in Mexico as well as to support the continuing expansion of the BFI-OMEGA joint venture. Furthermore, to the extent that the Company is required to expend additional efforts to open the landfill, additional general and administrative expenses without revenues to offset such expenses are anticipated until the landfill is opened.

  Impact of Inflation

            The  Company  reflects price escalations in its quotations to its insulation customers and in its estimation of costs for materials and labor. For construction contracts based on a cost-plus or time-and-materials basis, the effect of inflation on the Company is negligible. For projects on a fixed-price basis, the effect of inflation may result in reduced profit margin or a loss as a result of higher costs to the Company as the contracts are completed; however, the majority of the Company's contracts are completed within 12 months of their commencement and the Company believes that the impact of inflation on such contracts is insignificant.

            Although inflation has been a significant factor in the Mexican economy in general since the devaluation, the Company does not anticipate that it will have a material impact on its current or proposed operations.

  Impact of Recently Issued Accounting Standards

            In March 1995, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 121 Accounting For The Impairment of Long-lived Assets For Long-Lived Assets To Be Disposed Of. The Company is required to adopt SFAS No. 121 as of June 1, 1996, and management believes the effect of adoption will not have a material impact on the financial statements.

        In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 Accounting For Stock-based Compensation. The Company has not yet determined whether it will implement the fair value-based accounting method or continue accounting for stock options under APB Opinion No. 25.

  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The consolidated financial statements and schedules listed in the accompanying Index to Consolidated Financial Statements are attached hereto and filed as a part of this Report under Item 14.


  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  On May 6, 1996, the Company filed the following information on Form 8-K/A3:

         The registrant has dismissed its former principal accountants, Grant Thornton LLP, effective March 25, 1996.

           During the two most recent fiscal years of the registrant and each s u bsequent interim period preceding March 25, 1996 there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or any reportable events.

          The reports of the former principal accountants on the consolidated financial statements of the registrant for the fiscal years ended May 31, 1994 and 1995 did not contain qualified opinions. However, their report dated September 12, 1994 on the consolidated financial statements of the registrant for the year ended May 31, 1994 did contain an explanatory paragraph regarding an uncertainty regarding a workers compensation insurance premium assessment. Also, their report dated August 31, 1995 (except for Note G, as to which the date is September 12, 1995) on the consolidated financial statements of the registrant for the year ended May 31, 1995 contained explanatory paragraphs regarding uncertainties about the company s ability to continue as a going concern and regarding the company not having been granted all necessary governmental authorizations to open and operate its hazardous waste facility in Mexico.

            The Registrant s Board of Directors has approved the decision to change accountants.

            On April 26, 1996, the Company engaged Arthur Andersen LLP as its principal accountant.


                                    PART III


  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information required by Item 401 of Regulation S-K is set forth in the Company's 1995 Annual Meeting Proxy Statement which will be filed with the Securities and Exchange Commission not later than 120 days after May 31, 1996. The Company's 1996 Annual Meeting Proxy Statement, exclusive of the information set forth under the captions "Report of the Compensation Committee" and "Company Performance," are incorporated herein by this reference.

  ITEM 11.  EXECUTIVE COMPENSATION

   The information required by Item 402 of Regulation S-K is set forth in the Company's 1995 Annual Meeting Proxy Statement which will be filed with the Securities and Exchange Commission not later than 120 days after May 31, 1996. The Company's 1996 Annual Meeting Proxy Statement, exclusive of the information set forth under the captions "Report of the Compensation Committee" and "Company Performance," are incorporated herein by this reference.


  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by Item 403 of Regulation S-K is set forth in the Company's 1995 Annual Meeting Proxy Statement which will be filed with the Securities and Exchange Commission not later than 120 days after May 31, 1996. The Company's 1996 Annual Meeting Proxy Statement, exclusive of the information set forth under the captions "Report of the Compensation Committee" and "Company Performance," are incorporated herein by this reference.


  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          In October 1994, in consideration of extraordinary contributions to the Company, including but not limited to the pledge of 755,000 shares of common stock of the Company owned by them to facilitate necessary financings for the Company, the Board of Directors approved a loan of $370,000 to each of Mr. Kesler and Mr. Neveau. Such borrowings are due 30 days after demand and bear Annual interest at the prime rate of interest plus 7%. The borrowings are secured by a pledge of 300,000 shares of common stock from each borrower. In February 1996 Messrs. Kesler and Neveau each repaid $150,000 to the Company. In March 1996, the notes were amended to modify the loan principal between Messrs. Kesler and Neveau as well as to adjust the interest rates, effective March 1, 1996 to a variable rate based upon the Company s quarterly investment rate. The amendment also stipulates that the notes must be re-paid by May 31, 1997.

         In June 1996, Mr. Neveau, Chairman of the Board of Directors, Senior Vice President, and a Director of the Company, resigned his position effective the next shareholders meeting. As a result, the Company and Mr. Neveau renegotiated the terms of his employment agreement relative to compensation, benefits and stock options.

         During the fiscal year ended May 31, 1996, the Company agreed to pay consulting fees of $51,000 to Mr. Liddle, a director of the Company. These fees are for services in connection with management oversight and consulting to the insulation business. Additionally, the Company has entered into a 19-month consulting agreement with Mr. Liddle for on-going consulting services at a rate of $5,000 per month.

       During the fiscal year ended May 31, 1996, the Company entered into an agreement with The Chesapeake Group, whose Managing Director is Douglas S.

  Land, a director of the Company. The agreement engages Chesapeake as a financial consultant to the Company in matters pertaining to its Mexican waste operations. Additionally, the Company agreed to certain transaction fees associated with new business ventures, mergers or acquisitions in Mexico. During the period ended May 31, 1996, the Company agreed to pay to Chesapeake $100,000 for consulting services rendered during calendar year 1995 and $8,000 per month for on-going consulting services. In addition, the Company agreed to pay a transaction fee for the successful closing of the BFI-OMEGA joint venture of $325,000 and in June 1996 granted 250,000 options for the purchase of common stock of the Company exercisable at $3.00 per share.

       During the fiscal year ended May 31, 1996, the Company paid legal fees of $283,000 to the law firm of Gibson, Haglund & Johnson, of which Bruce Haglund, general counsel and Secretary of the Company, is a principal.


                                    PART IV


  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)  The following documents are filed as part of this report on Form 10-K:

       1.  Financial Statements
           Report of Independent Public Accountants
           Consolidated Balance Sheets
           Consolidated Statements of Operations
           Consolidated Statements of Shareholders' Equity (Deficit) Consolidated Statements of Cash Flows
           Notes to Consolidated Financial Statements

       2.  Schedules to Financial Statements
           Schedule II - Valuation and Qualifying Accounts

       All schedules, other than those listed above, are omitted, as the information is not required, is not material or is otherwise furnished.

       3.  Exhibits

       The following exhibits are being filed with this Annual Report on Form 10-K and/or are incorporated by reference therein in accordance with the designated footnote references:

           3. Restated and Amended Certificate of Incorporation and Bylaws of the Company, and all amendments thereto

              3.1     Form of Certificate for Common Stock (3)

             10.1 Warrant to Purchase Common Stock dated August 31, 1991 issued to F.N. Wolf & Co., Inc. (1)

             10.2     Warrant to Purchase Common Stock dated November 30,

  1991 issued to F.N. Wolf & Co., Inc. (1)

             10.3 Warrant to Purchase Common Stock dated February 6, 1992 issued to T. Marshall Swartwood (2)

             10.4 Warrant to Purchase Common Stock dated February 6, 1992 issued to Glenn Cushman (2)

             10.5 Employment Agreement, as amended, between the Company and Grant S. Kesler dated March 7, 1995 (6)

             10.6 Employment Agreement, as amended, between the Company and T. Daniel Neveau dated March 7, 1995 (6)

             10.7 Modification Agreement, as amended, between the Company and T. Daniel Neveau dated July 15, 1996

             10.8 Employment Agreement between the Company and Anthony C. Dabbene dated July 10, 1996

             10.9 Non-Qualified Stock Option Agreement between the Company and Bruce H. Haglund dated October 17, 1991 (1)

             10.10 Non-Qualified Stock Option Agreement between the Company and T. Daniel Neveau dated October 17, 1991 (1)

             10.11 Non-Qualified Stock Option Agreement between the Company and Gordon M. Liddle dated October 17, 1991 (1)

             10.12 Nonstatutory Stock Option Agreement between the Company and Grant S. Kesler dated March 7, 1995 (6)

             10.13 Nonstatutory Stock Option Agreement between the Company and T. Daniel Neveau dated March 7, 1995 (6)

             10.14 Nonstatutory Stock Option Agreement between the Company and Javier Guerra Cisneros dated March 7, 1995 (6)

             10.15 Nonstatutory Stock Option Agreement between the Company and Bruce H. Haglund dated March 7, 1995 (6)

             10.16 Lease dated June 17, 1992 pertaining to the Company s facilities at 3737 Birch Street, Suite 300, Newport Beach, California 92660
  (2)

             10.17 Lease dated June 4, 1987 pertaining to the Company s facilities at 2198 South Dupont Drive, Anaheim, California 92803 (3)

             10.18 Third Amendment to Lease dated May 12, 1994 pertaining to the Company s facilities at 2198 South Dupont Drive, Anaheim, California 92803 (7)

             10.19   Form of 1993 Omnibus Stock Option and Incentive Plan (4)

             10.20 Agreement between Confinamiento Tecnico de Residuos Industriales, S.A. de C.V. and Eco-Metalclad, Inc. Dated April 23, 1993 and amendment dated September 9, 1993 (5)

             10.21 Employment agreement dated January 3, 1994 between the Company and Glenn Meyer (5)

             10.22 Employment agreement dated January 3, 1994 between the Company and Wayne May (5)

             10.23 Employment agreement dated January 3, 1994 between the Company and David Duclett

             22.      List of Subsidiaries of the Registrant

             23.      Consents of Experts and Counsel

  -------------------------------------------

      (1) Filed with the Company s Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by this reference.
      (2) Filed with the Company s Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by this reference.
      (3) Filed with the Company s Registration Statement on Form S-1 dated December 15, 1987 and incorporated by reference.
      (4) Filed with the Company s Transition Report on Form 10-K for the five months ended May 31, 1993 and incorporated herein by this reference.
      (5) Filed with the Company s Annual Report on Form 10-K for the year ended May 31, 1994
      (6) Filed with the Company s Annual Report on Form 10-K for the year ended May 31, 1995

  (b)  Reports on Form 8-K

          A current report on Form 8-K A/3 was filed on May 6, 1996 reporting the change in the Company s accountants. See Item 9, "Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                            SUPPLEMENTAL INFORMATION

  An annual report and a proxy statement shall be furnished to the security holders of the Company subsequent to the filing of this Form 10-K. The Company shall furnish copies of the annual report to security holders and the proxy statement to the Securities and Exchange Commission when it is sent to the security holder.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        METALCLAD CORPORATION

                                       By: /s/Grant S. Kesler
                                           ---------------------------------
                                           Grant S. Kesler
                                           Chief Executive Officer
  Date:  August 30, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Signatures                              Title                    Date


  /s/Grant S. Kesler           Chief Executive Officer    August 29, 1996
  --------------------------   and Director
  Grant S. Kesler


  /s/T. Daniel Neveau          Chairman and Director      August 29, 1996
  --------------------------
  T. Daniel Neveau


  /s/Javier Guerra Cisneros    Director                   August 29, 1996
  --------------------------
  Javier Guerra Cisneros


  /s/Gordon M. Liddle          Director                   August 29, 1996
  --------------------------
  Gordon M. Liddle


  /s/Douglas S. Land           Director                   August 29, 1996
  --------------------------
  Douglas S. Land


  /s/Anthony C. Dabbene        Chief Financial Officer    August 29, 1996
  --------------------------   (Principal Accounting Officer)
  Anthony C. Dabbene

  ITEM 14(A)(1) and (2)

                     METALCLAD CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

  The following Consolidated Financial Statements of Metalclad Corporation and subsidiaries are included in Item 8:


  Reports of Independent Public Accountants on Consolidated Financial
  Statements:

     Report of Arthur Andersen  LLP ...................................F-1

     Report of Grant Thornton LLP......................................F-2


  Financial Statements:

     Consolidated Balance Sheets - May 31, 1996 and 1995...............F-3

     Consolidated Statements of Operations - Years Ended
     May 31, 1996, 1995 and 1994.......................................F-5

     Consolidated Statements of Shareholders' Equity (Deficit) -
     Years Ended May 31, 1996, 1995 and 1994...........................F-6

     Consolidated Statements of Cash Flows - Years Ended
     May 31, 1996, 1995 and 1994.......................................F-7


  Notes to Consolidated Financial Statements...........................F-9


  Supplementary Financial Statement Schedules:

     Schedule II - Valuation and Qualifying Accounts..................F-25

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


  The Board of Directors and Shareholders of
  Metalclad Corporation:


  We have audited the accompanying consolidated balance sheet of Metalclad Corporation (a Delaware Corporation) and subsidiaries as of May 31, 1996, and the related consolidated statements of operations, shareholders equity and cash flows for the year then ended. These financial statements are the responsibility of the Company s management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, e v i dence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metalclad Corporation and subsidiaries as of May 31, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

  Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission s rules and is not part of the basic financial statements. The May 31, 1996 data has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                   ARTHUR ANDERSEN LLP

  Orange County, California
  August 15, 1996

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

  The Board of Directors and Shareholders
  Metalclad Corporation

  We have audited the accompanying consolidated balance sheet of Metalclad Corporation and Subsidiaries as of May 31, 1995, and the related consolidated statements of operations, shareholders equity (deficit) and cash flows for the years ended May 31, 1995 and 1994. These consolidated financial statements are the responsibility of the Company s management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, e v i dence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Metalclad Corporation and Subsidiaries as of May 31, 1995, and the consolidated results of their operations and their consolidated cash flows for the years ended May 31, 1995 and 1994, in conformity with generally accepted accounting principles.

  We have also audited Schedule II of Metalclad Corporation and Subsidiaries for the years ended May 31, 1995 and 1994. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

  GRANT THORNTON LLP

  Irvine, California
  August 31, 1995

                         Metalclad Corporation and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                                                                       May 31,
  ASSETS                                                         1996            1995
                                                              ----------      ----------

  Current assets:
    Cash and cash equivalents                                 $7,344,357     $   381,406
    Accounts receivable, including amounts retained
      by customers under contract terms of $25,967 in
      1996 and $53,490 in 1995, less allowance for
      doubtful accounts of $66,566 in 1996 and
      $44,480 in 1995                                          2,297,820       2,337,968

    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                    56,372         343,405
    Inventories                                                  325,795         374,029
    Prepaid expenses and other current assets,
      including restricted certificates of deposits of
      $130,000 in 1995                                            53,371         681,696
    Receivables from related parties                             105,763         197,408
                                                              ----------      ----------
             Total current assets                             10,183,478       4,315,912

  Property, plant and equipment, net                           5,462,657       5,266,869
  Investment and capitalized costs in unconsolidated
    affiliates                                                 1,169,221          87,453
  Receivables from related parties, non-current                        -           6,261
  Deposits and other assets, including restricted certifi-
    cates of deposit of $7,730 in 1995                           108,842         138,946
  Goodwill, less accumulated amortization of $59,917 in
    1996 and $17,469 in 1995                                     752,835         143,783
  Real estate held for sale                                       25,000         155,515
  Capitalized debenture costs, less accumulated amortization
    of $456,819 in 1995                                                -         595,478
                                                              ----------      ----------
                                                             $17,702,033     $10,710,217
                                                              ==========      ==========


  The accompanying notes are an integral part of these consolidated balance sheets.

                         Metalclad Corporation and Subsidiaries

                    CONSOLIDATED BALANCE SHEETS - CONTINUED

                                                                       May 31,
                                                                 1996          1995
                                                             -----------    -----------
  LIABILITIES AND SHAREHOLDERS  EQUITY (DEFICIT)

  Current liabilities:
    Accounts payable                                         $ 1,149,586    $ 2,751,540
    Accrued payroll, property and  other taxes                   359,807        596,657
    Accrued expenses                                           1,525,216      1,465,759
    Accrued waste disposal costs                                 255,623        150,474
    Billings in excess of costs and estimated earnings
      on uncompleted contracts                                    69,757        113,817
    Current portion of long-term debt                             36,721      1,118,947
                                                              ----------     ----------
            Total current liabilities                          3,396,710      6,197,194
                                                              ----------     ----------
  Long-term debt, less current portion                                 -      2,050,237
                                                              ----------     ----------
  Convertible subordinated debentures                            239,533      8,636,109
                                                              ----------     ----------
  Shareholders  equity (deficit):
    Preferred stock, par value $10; 1,500,000 shares
      authorized; none issued--
    Common stock, par value $.10; 40,000,000 shares
      authorized; 28,733,229 and 15,885,628 issued and
      outstanding at 1996 and 1995, respectively               2,873,323      1,588,563
    Additional paid-in capital                                54,990,952     29,044,185
    Accumulated deficit                                      (41,363,763)   (34,583,991)
  Officers  receivable collateralized by stock                  (559,192)      (740,000)
  Cumulative foreign currency translation adjustment          (1,875,530)    (1,482,080)
                                                              ----------     ----------
                                                              14,065,790     (6,173,323)
                                                              ----------     ----------
                                                             $17,702,033    $10,710,217
                                                              ==========     ==========


  The accompanying notes are an integral part of these consolidated balance sheets.

                     Metalclad Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Year ended May 31,
                                                       1996          1995          1994
                                                   -----------    -----------   -----------
  Revenues-Insulation
    Contract revenues                              $ 9,941,360    $13,108,952   $12,710,110
    Contract revenue from joint venture              1,267,000      2,296,000     2,855,000
    Material sales                                     230,336        272,627       286,565
    Income from joint venture                           90,817         80,013        60,360
    Other                                                6,390         46,336       397,600
                                                    ----------     ----------    ----------
                                                    11,535,903     15,803,928    16,309,635
  Operating costs and expenses - Insulation
    Contract costs and expenses                     10,160,868     13,148,231    13,606,310
    Cost of material sales                             173,911        200,588       219,688
    Selling, general and administrative expenses     2,055,043      2,197,814     2,156,582
                                                    ----------     ----------    ----------
                                                    12,389,822     15,546,633    15,982,580
                                                    ----------     ----------    ----------
    Operating profit (loss) - Insulation              (853,919)       257,295       327,055
                                                    ----------     ----------    ----------
  Revenues - Waste Management
    Waste collection                                 3,456,680      2,228,169       203,332
    Landfill                                                 -              -             -
   Loss from joint venture                            (143,415)             -             -
                                                    ----------     ----------    ----------
                                                     3,313,265      2,228,169       203,332
                                                    ----------     ----------    ----------
  Operating costs and expenses - Waste Management
    Waste collection                                 3,719,137      4,286,178       746,844
    Landfill                                         3,831,117      5,449,289     3,832,294
    Write-off of goodwill                                    -      6,377,716             -
                                                    ----------     ----------    ----------
                                                     7,550,254     16,113,183     4,579,138
                                                    ----------     ----------    ----------
    Operating loss - Waste Management               (4,236,989)   (13,885,014)  (4,375,806)
                                                    ----------     ----------    ----------
      Operating loss                                (5,090,908)   (13,627,719)  (4,048,751)

  Interest expense                                     960,220      1,771,394      843,653
  Other expense                                        728,644              -             -
                                                    ----------     ----------    ----------
          Net loss                                 $(6,779,772)  $(15,399,113) $(4,892,404)
                                                    ==========    ===========    ==========
  Weighted average number of common shares          22,770,516     13,682,800     8,690,676
                                                    ==========    ===========     =========
  Loss per share of common stock                      $(.30)        $(1.13)         $(.56)
                                                       =====         ======          ====

                     Metalclad Corporation and Subsidiaries

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS  EQUITY (DEFICIT)
                    Years Ended May 31, 1996, 1995 and 1994

                                                                                                      Foreign        Total
                                                            Additional                                Currency    Shareholders
                                       Common Stock           Paid-in     Accumulated     Officers    Translation     Equity
                                   Shares        Amounts      Capital       Deficit      Receivable   Adjustment    (Deficit)
                                  ----------   ----------    ----------   -----------    -----------  ----------  -----------
   Balance at May 31, 1993        $7,890,353    $789,036    $11,839,685  $(14,292,474)   $        -   $ (53,069)  $(1,716,822)
   Issuance of common stock
     for Quimica Omega             2,800,000     280,000      6,020,000             -              -           -    6,300,000
   Issuance of common stock          776,000      77,600      2,170,151             -              -           -    2,247,751
   Common stock issued under stock
     option plans and warrants       127,707      12,771        305,605             -              -           -      318,376
   Conversion of debentures to
     common stock                     97,312       9,731        308,309             -              -           -      318,040
   Translation adjustment                  -            -             -             -              -     34,678        34,678
   Net loss                                -            -             -    (4,892,404)             -          -    (4,892,404)
                                  ----------   ----------    ----------   -----------    ----------- ----------   -----------
   Balance at May 31, 1994        11,691,372   1,169,138     20,643,750   (19,184,878)             -    (18,391)    2,609,919
   Issuance of common stock        4,119,216     411,921      8,118,061             -              -           -    8,529,982
   Common stock issued under stock
     option plans and warrants        30,000       3,000         62,313             -              -           -     65,313
   Conversion of debentures to
     common stock                     45,040       4,504        175,656             -              -           -      180,160
   Donated capital                         -            -        44,405             -              -           -       44,405
   Advances to officers, collateral-
     ized by stock                         -            -             -             -       (740,000)          -     (740,000)
   Translation adjustment                  -            -             -             -              -  (1,463,689)  (1,463,689)
   Net loss                                -            -             -   (15,399,113)             -           -  (15,399,113)
                                  ----------   ----------    ----------   -----------    -----------  ----------- -----------
   Balance at May 31, 1995        15,885,628    1,588,563    29,044,185   (34,583,991)      (740,000) (1,482,080)  (6,173,323)
   Issuance of common stock        4,044,986      404,498     9,297,372             -              -           -    9,701,870
   Common stock issued under stock
     option plans and warrants     3,951,836      395,184     6,448,386             -              -           -    6,843,570
   Conversion of debentures to
     common stock                  3,525,581      352,558     8,270,869             -              -           -    8,623,427
   Officers  loans; interest &
     repayments                            -            -             -             -        180,808          -       180,808
   Debt conversions                1,325,198      132,520     1,974,545             -              -           -    2,107,065
   Donated capital                         -            -       (44,405)            -              -           -      (44,405)
   Translation adjustment                  -            -             -             -              -    (393,450)    (393,450)
   Net loss                                -            -             -    (6,779,772)             -           -   (6,779,772)
                                  ----------   ----------    ----------   -----------     -----------  ---------- -----------
   Stockholders  Equity
     May 31, 1996                 28,733,229   $2,873,323   $54,990,952  $(41,363,763)   $  (559,192)$(1,875,530) $14,065,790
                                  ==========   ==========    ==========   ===========     ==========   ==========  ==========

   The accompanying notes are an integral part of these consolidated statements.

                     Metalclad Corporation and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Year ended May 31,

                                                         1996         1995          1994
                                                     ----------    -----------   -----------
   Cash flows from operating activities:
     Net loss                                       $(6,779,772)  $(15,399,113)  $(4,892,404)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
         Depreciation and amortization                  359,642      1,255,116       365,842
         Write-off of goodwill                                -      6,377,716             -
         Other                                         (276,095)             -             -
         Provision for losses on accounts receivable     24,373              -        40,000
         Issuance of stock for services and interest
           on convertible subordinated debentures       399,608              -             -
         Issuance of debentures for services             39,323              -             -
         Debenture conversion expense                   728,644              -             -
         Write down of real estate held
           for sale                                     130,415              -             -
         Loss on sale of assets                               -         45,553        48,833
         Earnings in excess of distributions from
           Curtom-Metalclad                              27,412        (27,093)      (39,204)
         Changes in operating assets and liabilities:
           (Increase) decrease in accounts receivable   (82,641)        97,841       109,514
           (Increase) decrease in unbilled receivables  287,033         83,921      (362,976)
           (Increase) decrease in inventories            46,839         (9,442)       (2,640)
           (Increase) decrease in prepaid expenses
             and other assets                           629,952        623,212      (737,232)
           (Increase) decrease in receivables from
             related parties                             97,914         (7,704)       74,172
          (Decrease) increase in accounts payables
             and accrued expenses                    (1,411,379)     1,127,241      (548,147)
          (Decrease) increase in billings over costs    (44,060)       101,097      (152,917)
                                                     ----------    -----------    ----------

   Net cash used in operating activities             (5,822,792)    (5,731,655)   (6,097,159)
                                                     -----------   -----------    ----------

   Cash flows from investing activities:
     Purchases of property, plant and equipment        (735,780)    (3,411,080)   (1,925,973)
     Investments and capitalized costs in
        unconsolidated affiliates                     (1,353,972)            -             -
                                                     -----------   -----------   -----------
   Net cash used in investing activities             $(2,089,752)  $(3,411,080)  $(1,925,973)
                                                     -----------   -----------   -----------

   The accompanying notes are an integral part of these consolidated statements.

                     Metalclad Corporation and Subsidiaries
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                            Year ended May 31,
                                                                     1996          1995          1994
                                                                  ----------    ----------    ----------
   Cash flows from financing activities:
     Proceeds from revolving line of credit and long-term
       borrowings                                                 $   11,154     $  797,297   $2,500,000
     Payments on revolving line of credit and long-term
       borrowings                                                   (906,456)      (517,144)    (599,770)
     Payments on Officers  receivable collateralized by
       stock (net)                                                   180,808       (740,000)           -
     Sale of common stock                                          8,864,862      8,529,982    2,247,751
     Issuance of common stock under stock option  plans
       and warrants                                                6,843,570         65,313      318,376
     Issuance of convertible subordinated debentures,
       net of offering costs                                               -         61,000    4,340,599
     Payments of convertible subordinated debentures                       -        (38,368)           -
                                                                  ----------     ----------   ----------
          Net cash provided by financing activities               14,993,938      8,158,080    8,806,956
                                                                  ----------     ----------   ----------
          Effect of exchange rates on cash                          (118,443)       219,570       34,678
                                                                  ----------     ----------   ----------
          Increase (decrease) in cash and cash equivalents         6,962,951       (765,085)     818,502
                                                                  ----------     ----------   ----------
   Cash and cash equivalents at beginning of period                  381,406      1,146,491      327,989
                                                                  ----------     ----------   ----------
   Cash and cash equivalents at end of period                     $7,344,357     $  381,406    1,146,491
                                                                   =========      =========    =========
   Supplemental disclosures of cash flow information:
       Cash paid for interest                                     $  951,968     $1,260,373   $  898,583
                                                                   =========      =========    =========

   Supplemental schedule of noncash investing and financing activities:

  Effective May 5, 1994, the Company acquired the stock of Quimica Omega in exchange for 2.8 million shares of the Company s common stock, as follows:

       Common stock acquired                                                                                  $6,300,000
       Net liabilities assumed                                                                                 1,013,831
                                                                                                               ---------
       Cost in excess of net assets acquired                                                                  $7,313,831
                                                                                                               =========

   During fiscal year 1996, 125,000 shares of common stock were issued at $3.50 per share as additional consideration for the acquisition of COTERIN (see Note C).

  During fiscal year 1996, approximately $8.6 million in convertible subordinated debentures converted into common stock of the Company at the induced conversion rate of $2.50 per share. Debenture conversion rate at the time of the offer by the Company was $2.82 per share.

  During fiscal year 1996, approximately $2.1 million in debt converted into common stock of the Company at the conversion rate of $1.59 per share.

                     Metalclad Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             May 31, 1996 and 1995


  NOTE A - SIGNIFICANT ACCOUNTING POLICIES

  Description of Business

  Metalclad Corporation (the Company ) is engaged in industrial insulation services, including asbestos abatement services and insulation material sales, to customers primarily in California (the Insulation Business ). The Company is also engaged in the development of hazardous waste treatment facilities and the collection and recycling of hazardous waste for disposition to landfills or cement kilns in Mexico (the Mexican Business ) (see Note C).

  Principles of Consolidation/Investments

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Investments in other companies and joint venture corporations which are 20-50% owned are reported on the equity method. Significant intercompany accounts and transactions have been eliminated in consolidation. Costs incurred relating to the acquisition or formation of an equity method investment are considered part of the investment.

  Contracts in Process

  Fixed price insulation installation and asbestos abatement contracts are accounted for by the percentage-of-completion method wherein costs and estimated earnings are included in revenues as the work is performed. If a loss on a fixed price contract is indicated, the entire amount of the estimated loss is accrued when known. Time and material contracts are accounted for under a cost plus fee basis. Retentions by customers under contract terms are due at contract completion.

  Waste Collection Revenue

  Revenues pertaining to the collection of industrial waste products are recognized when waste is collected. Estimated costs of reprocessing and disposal are accrued when revenues are recognized. Certain of the collected wastes are blended and subsequently sold as fuel to cement kilns. Revenues from fuel sales are recognized upon delivery to the customers; related processing and transportation costs are recognized when incurred.

  Inventories

  Inventories, which consist principally of insulation products and related materials, are stated at the lower of cost (determined on the first-in, first-out method) or market.

  Hazardous Waste Treatment Facility

  During fiscal 1994, the Company acquired COTERIN (see Note C), which owns a landfill site that had been operated as a waste transfer station prior to the acquisition. Management of the Company is continuing its efforts to obtain public support from state and local government officials to assure s a fe and uninterrupted operations of an expanded modern landfill. Capitalized costs consist of acquisition, development and construction costs, including engineering, consulting, environmental studies, permitting and legal costs associated with the landfill. (See note B)

  Landfill operating costs and expenses of the waste management business in Mexico for the years ended May 31, 1996, 1995 and 1994 consist of direct costs in Mexico as well as costs incurred in the United States-based corporate headquarters of the Company including compensation, travel, legal, accounting, consulting and payments made to officers, directors and other related parties. The full amount of the costs incurred at the corporate headquarters has been allocated to the waste management business in Mexico because the individuals located therein spend their time primarily in the development of that business.

  Depreciation and Amortization

  Property, plant and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of related assets which range from between five to seven years for machinery, equipment and leasehold improvements to 25 years for hazardous waste treatment facilities.

  Goodwill

  Goodwill as of May 31, 1996 represents the cost of purchasing COTERIN (see Note C) over the fair value of its net assets. The Company is amortizing its goodwill over 10 years.

  The Company periodically evaluates the recoverability of these costs by comparing the carrying value to estimated future cash flows from the related operations. As a result of a significant devaluation of the Mexican Peso during December 1994 and a resulting adverse impact on the economy in Mexico, coupled with the recurring losses in QUIMICA OMEGA, (see note C) the Company s business plan related to this entity was modified substantially. The new business plan would no longer substantiate the carrying value of the goodwill acquired relating to the QUIMICA OMEGA purchase and, accordingly, the amounts associated with QUIMICA OMEGA at May 31, 1995 were written off, which resulted in a charge to operations of $6,377,716.

  Cash Equivalents

  T h e Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying amount approximates fair value because of the short maturity of those instruments.

  Loss Per Share

  Loss per share has been computed based upon the weighted average number of common shares outstanding during the period. Stock options and warrants are anti-dilutive and have been excluded from the computation.

  Income Taxes

  The Company accounts for income taxes using the liability method as prescribed by Financial Accounting Standards No. 109, Accounting for Income Taxes .


  Foreign Currency Translation

  All assets and liabilities of the Mexican subsidiaries are translated at the current exchange rate as of the end of the accounting period. Items in the statements of operations are translated at average currency exchange rates. The value of the Mexican Peso relative to the U.S. Dollar declined from approximately 3.4 Mexican Pesos in June 1994 to 6.2 Mexican Pesos to the U.S. Dollar in May 1995 to approximately 7.4 Mexican Pesos to the U.S. Dollar at May 31, 1996. The resulting translation adjustment is recorded as a separate component of shareholders equity (deficit).

  Reclassifications

  Certain reclassifications have been made to prior period consolidated financial statements to conform with the current year presentation.

  Impact of Recently Issued Accounting Standards.

  In March 1995, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of . SFAS No 121 requires that long-lived assets and certain identifiable intangibles to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset m a y not be recoverable based on the estimated future cash flows (undiscounted and without interest charges). SFAS No. 121 also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less costs to sell. The Company is required to adopt SFAS No. 121 as of June 1, 1996, and management believes the effect of adoption will not have a material impact on the financial statements.

  In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 Accounting for Stock-Based Compensation . Under SFAS No. 123, companies have the option to implement a fair value-based accounting method or continue to account for employee stock options and stock purchase plans using the intrinsic value-based method of accounting as prescribed by Accounting Principles Board (APB) Opinion No. 25 Accounting for Stock Issued to Employees. Entities electing to remain under APB Opinion No. 25 must make pro forma disclosures of net income or loss and earnings per share as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. SFAS No. 123 is effective for financial statements for fiscal years beginning after December 15, 1995. The Company has not yet determined whether it will implement the fair value-based accounting method or continue accounting for stock options under APB Opinion No. 25.

  Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


  NOTE B - REALIZATION OF ASSETS

  Landfill

  Included in property, plant and equipment at May 31, 1996 is approximately $3,760,000 representing the Company s investment in its hazardous waste treatment facility in Mexico. Additionally, the Company has recorded goodwill of approximately $750,000 associated with this facility. The Company has been granted all necessary federal governmental authorizations to open and operate the facility but, as yet, has not received the support of the state and local governments. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of this asset that might be necessary should the Company be unable to open and operate the facility.


  NOTE C - WASTE MANAGEMENT BUSINESS

  During the year ended May 31, 1994, the Company formed a Mexican holding company, Ecosistemas Nacionales, S.A. de C.V. (ECONSA), to ultimately hold the common stock of Ecosistemas del Potosi, S.A. de C.V. (ECOPSA), Confinamiento Tecnico de Residuos Industriales, S.A. de C.V. (COTERIN), Consultoria Ambiental Total, S.A. de C.V. (CATSA), and Quimica Omega, S.A. de C.V. (QUIMICA OMEGA).

  COTERIN

  In September 1993, the Company entered into an agreement to acquire 94% of COTERIN which owns a permitted landfill which was operated as a waste transfer station prior to the acquisition. In January, 1996 the original agreement was amended whereby the Company paid an additional $200,000 in cash plus 125,000 shares of common stock in the Company in exchange for a reduction in certain future contingent payments based on the landfill opening to $300,000 and a reduction in the royalty payment to 1% of gross revenues. In addition, the Company acquired the remaining shares of COTERIN that it did not own, essentially vesting 100% of the ownership of the landfill to the Company. The Company has the obligation to remediate the  landfill  due to its prior use as a transfer station, conditional upon the landfill opening. The agreement with the sellers jointly obligates them to compensate COTERIN for the costs of remediation in excess of $500,000 in total or $100,000 annually. This obligation can be offset by any monies that may be due the sellers from the Company.

  QUIMICA OMEGA

  On May 5, 1994, the Company acquired all of the issued and outstanding common and preferred stock of QUIMICA OMEGA in exchange for 2,800,000 restricted shares of the Company s common stock. QUIMICA OMEGA specializes in the collection of hazardous waste for recycling and disposal at landfills or cement kilns, which supplement their fuel requirements with fuels reblended by QUIMICA OMEGA. The transaction has been accounted for as a purchase. The purchase price of $6,300,000 was based upon management s estimate of the fair value of the Company s common stock issued to the Quimica shareholders.

  Under the terms of the agreement, the former shareholders of QUIMICA OMEGA agreed to vote their common shares in agreement with the chairman and president of the Company, except on matters affecting change in ownership, for a period of three years.

  The Company s business plan with respect to the QUIMICA OMEGA acquisition contemplated growth through the opening of new branch offices in other Mexican states. The recession and economic uncertainty in Mexico resulting from a peso devaluation and other political changes made it infeasible to pursue that plan and the Company pursued other directions, which resulted in a partnership with BFI-Mexico.

  On April 9, 1996, the Company and BFI-Mexico, formed BFI-OMEGA as a 50%-50% owned joint venture corporation. Pursuant to a shareholders agreement between the parties, the Company will contribute its business assets relating to certain waste collection, treatment, and disposal activities to BFI-OMEGA as its initial capital contribution to the venture. BFI-Mexico will contribute a transportable hazardous waste incinerator to BFI-OMEGA as its initial capital contribution to the venture. Effective with this agreement, BFI-Omega assumed management of Quimica Omega s business, with the full transfers of assets, personnel and permits anticipated to be completed in the Company s second quarter ended November 30, 1996. The Company estimates that approximately $1.2 million in assets will be transferred to BFI. As of May 31, 1996, the Company capitalized costs of $516,000 representing direct costs of forming the joint venture. No adjustments have been made to the financial statements to reflect the pending contributions and transfers to the joint venture.

  NOTE D - INVESTMENTS IN UNCONSOLIDATED AFFILIATES

  BFI-OMEGA

  In April 1996, the Company, through its Mexican subsidiary QUIMICA OMEGA, formed a 50%-50% jointly owned company with BFI-Mexico to provide full range of industrial waste collection, transportation, recycling, treatment and disposal services in Mexico. This Company, known as BFI-OMEGA is accounted for under the equity method. As of May 31, 1996, BFI-OMEGA had not commenced revenue generating activities but was primarily involved in the management of QUIMICA OMEGA and the transition to BFI-OMEGA operations.

  The following is unaudited financial information for BFI-OMEGA, presented in U.S. dollars, as of May 31, 1996:


                               Balance Sheet
                                (Unaudited)

                                                                May 31,
                                                                 1996
                                                               ---------
           Cash                                               $1,662,946
           Prepaid expenses                                       88,952
           Other assets                                           40,870
           Property, plant and equipment                          34,400
                                                               ---------
           Total assets                                       $1,827,168
                                                               =========

           Common stock                                       $2,065,872
           Retained earnings                                    (238,704)
                                                               ---------
           Total liabilities and equity                       $1,827,168
                                                               =========


                            Statement of Operations
                                  (Unaudited)

                                                                May 31,
                                                                 1996
                                                               ---------
           Revenues                                           $        -
           Cost of Sales                                               -
           Expenses                                              238,704
                                                               ---------
           Loss from operations                               $ (238,704)
                                                               =========

  Curtom-Metalclad

  In 1989, the Company entered into a joint venture with a minority service firm ( Curtom-Metalclad ) to perform industrial insulation and industrial asbestos abatement services similar to those performed by the Company. When contracts are obtained by the joint venture, the Company performs the work specified in the contract as a subcontractor to the joint venture. The Company s 49% interest in the undistributed profits of Curtom-Metalclad amounted to $60,041 and $87,453 at May 31, 1996 and 1995, respectively.

  The following is unaudited summarized financial information for Curtom-
  Metalclad:


                              Balance Sheet
                                     (Unaudited)

                                                                         May 31,
                                                                   1996            1995
                                                                 -------          -------
  Cash                                                          $214,183         $215,349
  Accounts receivable                                            219,058          370,952
                                                                 -------          -------
  Total assets                                                   433,241          586,301
                                                                 =======          =======
  Accounts payable                                               310,054          407,826
  Curtom-equity                                                   63,146           91,022
  Metalclad-equity                                                60,041           87,453
                                                                 -------          -------
  Total liabilities and partners  capital                       $433,241         $586,301
                                                                 =======          =======


                             Statement of OperationS
                              (Unaudited)

                                                          Year Ended May 31,
                                                1996             1995             1994
                                              ---------        ---------        ---------
  Revenue                                    $1,417,601       $2,505,697       $3,219,203
  Costs of sales                             (1,231,613)      (2,341,019)      (2,956,198)
  Expenses                                         (646)          (1,386)         (17,997)
                                              ---------        ---------        ---------
  Income from operations                     $  185,342       $  163,292       $  245,008
                                              =========        =========        =========

  NOTE E - PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consists of the following at May 31,:

                                                                 1996              1995
                                                              ----------        ---------
    Buildings                                                 $   98,857       $  115,615
    Land                                                         273,172          337,880
    Machinery and equipment                                    1,702,036        1,541,634
    Automotive equipment                                         484,415          607,879
    Leasehold improvements                                        45,159           41,596
                                                              ----------        ---------
                                                               2,603,639        2,644,604
    Less accumulated depreciation and amortization              (901,304)       (702,004)
                                                              ----------        ---------
                                                               1,702,335        1,942,600
    Hazardous waste treatment facilities                       3,760,322        3,324,269
                                                              ----------        ---------
                                                              $5,462,657       $5,266,869
                                                              ==========        =========

  NOTE F - REAL ESTATE HELD FOR SALE

  Real estate held for sale was acquired in 1986 as settlement on amounts owing from an affiliate. The real estate is carried at the lower of the cost or fair value less estimated costs to sell. During fiscal 1996 the Company wrote down the value of this property. This property was collateral on the Company s note payable to supplier (Note G). During fiscal 1996, this note was paid in its entirety.

  NOTE G - DEBT

  Long-term debt consists of the following at May 31,:

                                                                 1996             1995
                                                              ----------        ---------
    Note payable to CVD Financial                             $        -       $2,784,988
    Note payable to supplier, collateralized
      by real estate held for sale (Note F)                            -           91,667
    Equipment notes, payable monthly through
      various dates in 1996                                            -          292,529
                                                              ----------        ---------
                                                                       -        3,169,184

    Less current portion                                               -        1,118,947
                                                              ----------        ---------
                                                              $        -       $2,050,237
                                                               =========        =========

  In September 1993, the Company obtained a loan in the amount of $2,500,000 from a financial institution pursuant to the terms of a promissory note due on September 1, 1995. The note bore interest at the prime rate plus 7% and was collateralized by all of the assets of the Company, including its shares of certain subsidiaries. In connection with this financing the Company issued the financial institution a five-year warrant to purchase 375,000 shares of common stock at a price of $4.50.

  In September 1994, the Company obtained a short-term loan in the amount of $525,000 from the same financial institution pursuant to the terms of a promissory note due on November 30, 1994. The note accrued interest at the prime rate plus 7%. In connection with this financing the Company issued the financial institution a five-year warrant to purchase 75,000 shares of common stock at a price of $2.625 per share.

  In May 1995, the Company re-negotiated the terms of this financing agreement and extended the maturity date of previous borrowings and accrued interest totaling approximately $2,800,000 to June 30, 1996. In connection with this re-negotiation, the Company issued the institution 87,578 shares of common stock, issued the institution a five-year warrant to purchase 600,000 shares of common stock at a price of $1.908 per share, and lowered the exercise price on all previously issued warrants to $1.59 per share, which approximated or exceeded the fair market value of the Company s common stock as of the measurement date. The agreement with the financial institution contained covenants which gave the lender the right to convert the debt into shares of common stock at the rate of $1.59 per share. The Company paid the institution an additional $100,000 for an extension of the payment date for the loan.

  In February 1996, the lender exercised its option to convert 100% of the outstanding loan balance of $1,924,797 into 1,210,564 shares of the Company s common stock at the conversion rate of $1.59 per share.


  NOTE H - CONVERTIBLE SUBORDINATED DEBENTURES

  During 1992, the Company issued $4,662,999 convertible subordinated debentures bearing interest at 8%, due in 60 months, and convertible into common stock at the rate of $4.00 per share, subject to certain adjustments. $100,000 of the 8% debentures and $867 of accrued interest were converted into 25,216 shares of common stock in December 1992.

  During the five-month period ended May 31, 1993, the Company issued an additional $819,677 of the 8% debentures, net of offering costs, and an additional $650,000 of the 8% debentures were converted into 162,500 shares of common stock.

  In November 1993, the Company issued an additional $3,840,000 of convertible subordinated debentures due in 60 months, bearing interest at 9% and convertible into shares of common stock at the rate of $5.50 per share subject to certain adjustments. During the year ended May 31, 1994, the Company also issued an additional $732,359 principal amount of convertible subordinated debentures due in 60 months, bearing interest at

  8%, and convertible into shares of common stock at the rates of $4.00 and $5.00 per share subject to certain adjustments.

  In August 1995, the Company offered to convert all outstanding debentures into shares of common stock at a conversion price below the stated price on the debentures. As of May 31, 1996, approximately $8,600,000 of these debentures converted at the rate of $2.50 per share and the Company recognized a charge of $729,000 due to the lower conversion price offer. As of May 31, 1996 the remaining debentures outstanding, all bearing interest at 8% per annum, was $239,533.

  The Company has reserved an aggregate of approximately 85,300 shares of the Company s common stock for issuance upon conversion of the remaining 8% debentures.


  Future maturities of the remaining debentures are as follows at May 31, 1996:

                   1997     $200,000
                   1998       39,533
                             -------
                  Total     $239,533
                             =======

  NOTE I - INCOME TAXES

  There  was  no provision for income taxes for the periods presented due to
  losses  incurred.    The major deferred tax asset (liability) items at May
  31, 1996 and 1995 are as follows:

                                                                 1996             1995
                                                               ---------        ---------
  Assets:
    Allowances established against realization
      of certain assets                                       $   13,000       $   16,000
    Net operating loss carryforwards                           6,606,000        4,357,000
    Accrued liabilities                                          211,000          199,000
                                                               ---------        ---------
                                                               6,830,000        4,572,000

    Valuation allowance                                       (6,802,000)     (4,552,000)
                                                               ---------        ---------
                                                                  28,000           20,000
  Liabilities:
    Fixed asset depreciation                                     (28,000)         (20,000)
                                                               ---------        ---------
                                                              $        -       $        -
                                                               =========        =========

  The difference between the actual income tax benefit and the tax benefit computed by applying the statutory Federal income tax rate to the net loss before income taxes is attributable to the inability to recognize currently the future benefit of net operating loss carryforwards.

  At May 31, 1996, the Company has available for U.S. Federal and California income tax purposes net operating loss carryforwards of approximately $14,112,000 and $6,060,000, respectively, which expire in the years 2000 through 2010. At May 31, 1996, the Company has available investment credits of approximately $32,300 to offset future U.S. Federal income tax liability. The ultimate utilization of the net operating and investment credit carryforwards may be restricted due to changes in the ownership of the Company. The Company also has Mexico tax net operating losses of approximately $4,144,000 which may be utilized to offset future Mexico taxable income. These Mexico tax losses are subject to a five year tax carryforward period and expire in the years 1997 through 2000.

  The Company has recorded a valuation allowance for that portion of the deferred tax asset that the Company does not believe to be realizable.


  NOTE J - SHAREHOLDERS  EQUITY

  Stock Options

  In 1988, the Company adopted an incentive stock option plan (300,000 shares authorized). Under the incentive stock option plan, options may be granted to employees at a price which is not less than 100% of the fair market value on the date of grant. Options granted under the incentive stock option plan vest over a three-year period commencing six months from the date of grant and are exercisable for five years from the date of grant. At May 31, 1996, there were options outstanding under the incentive stock option plan for 10,000 shares (all of which are vested), and 90,500 options are available for grant. The incentive stock option plan will expire 10 years from the date of adoption.

  On  August 18, 1992, the Company adopted an omnibus stock option plan (the
   1992 Plan ) which authorized the issuance of 1,600,000 options to acquire the Company s common stock. At May 31, 1996, there were options outstanding under the 1992 Plan for 1,479,000 shares (of which 331,000 were vested), and 121,000 options available for grant. These options will expire 10 years from the date of grant.

  On  March  24, 1993, the Company adopted an omnibus stock option plan (the
   1993 Plan ) which authorized the issuance of 1,000,000 options to acquire the Company s common stock. The terms of the 1993 Plan are the same as the 1992 Plan. At May 31, 1996, there were options outstanding under the 1993 Plan for 834,000 shares (of which 418,500 shares were vested), and 166,000 options available for grant. These options expire 10 years from the date of the grant.

  During fiscal 1995, the Board of Directors approved the grant to various officers, directors, and employees of the Company of nonstatutory stock options to purchase an aggregate of 2,412,500 shares of common stock. The options were granted at exercise prices equal to or exceeding the fair market value of the Company s common stock on the measurement date, expire 10 years from the date of grant, and have various vesting schedules.

  During fiscal 1996, the Board of Directors approved the grant to various officers, directors and employees of the Company of non-statutory stock options to purchase an aggregate of 5,040,000 shares of common stock. The options were granted at exercise prices equal to or exceeding the fair market value of the Company s common stock on the measurement date, expire 10 years from the date of grant and have various vesting schedules. The Company has deferred issuance of 4,635,000 of these granted options pending shareholder approval to increase the number of authorized shares of common stock.

  Summarized information for stock options follows:

                                                                Number            Price
                                                              of Shares         Per Share
                                                              ----------       -----------
    Options outstanding at May 31, 1993                        2,547,500      $1.375-4.00
      Granted                                                    110,000        2.65-4.50
      Canceled                                                  (370,000)            4.00
      Exercised                                                  (41,500)            2.25
                                                              ----------       -----------
    Options outstanding at May 31, 1994                        2,246,000       1.375-4.50
      Granted                                                  2,412,500             2.25
      Canceled                                                  (141,000)            2.25
      Exercised                                                  (30,000)            2.25
                                                              ----------       -----------
    Options outstanding at May 31, 1995                        4,487,500       1.375-4.50
      Granted                                                  5,040,000        2.50-4.50
      Canceled                                                   (76,250)            2.25
      Exercised                                               (1,547,000)      1.375-2.25
                                                              ----------      -----------
                                                               7,904,250      $1.375-4.50
    Options outstanding at May 31, 1996                       ==========      ===========

  Options available for future grants at May 31, 1996 totaled 556,500 shares. Options issued and exercisable at May 31, 1996 totaled 2,512,000 at $1.375 - $3.625 per share. Options granted during fiscal 1996 include 4,635,000 at $3.625 that are pending shareholders approval of an increase in the number of authorized shares.

  Stock Purchase Warrants

  In connection with various debt offerings, stock placements and services provided, the Company has issued various stock purchase warrants. All such warrants were issued at prices which approximated or exceeded fair market value of the Company s common stock at the date of grant and are exercisable at dates varying from one to five years.

  Summarized information for stock purchase warrants follows:

                                                                Number           Price
                                                              of Warrants       Per Share
                                                              -----------      ----------
    Warrants outstanding at May 31, 1994                       1,229,085     $1.51 - $2.25
      Issued                                                   4,000,500      1.50 -  2.25
      Exercised                                                        -           -
                                                              ----------      ------------
    Warrants outstanding at May 31, 1995                       5,229,585      1.51 - $2.25
      Issued                                                   4,690,636      1.91 -  5.00
      Exercised                                               (2,554,836)     1.51 -  2.25
                                                              ----------      ------------
    Warrants outstanding at May 31, 1996                       7,365,385     $1.59 - $5.00
                                                              ==========      ============

  Common Stock

  During the fiscal year ended May 31, 1996, the Company issued 3,525,000 shares in conversion of approximately $8,600,000 of its 8% and 9% debentures (see Note H). In addition, the Company issued 1,500,000 shares as the result of the exercise of stock options, at prices ranging from $1.375 to $2.25 per share. Shares totaling 4,044,000 were issued in private placements at prices ranging from $1.05 to $4.00 per share. Approximately 2,450,000 shares were issued as a result of the exercise of warrants, at prices ranging from $1.51 to $2.25. Shares totaling 1,210,564 were issued in conversion of the CVD debt (see Note G) at a conversion price of $1.59 per share.

  T h e   Company  realized  net  cash  proceeds  of  $16,500,000  from  the
  aforementioned  fiscal  1996  transactions.    Additionally, debt totaling
  $10,700,000, representing debentures, was converted into equity.


  NOTE K - EMPLOYEE BENEFIT PLANS

  Effective January 1, 1990, the Company established a contributory profit sharing and thrift plan for all salaried employees. Discretionary matching contributions are made by the Company based upon participant contributions, within limits provided for in the plan. No contributions were made in 1996, 1995 and 1994, respectively.

  Additionally, the Company participates in several multi-employer plans, which provide defined benefits to union employees of its participating companies. The Company makes contributions determined in accordance with the provisions of negotiated labor contracts. The contributions were $296,000, $320,000 and $384,000.for the years ended May 31, 1996, 1995 and 1994, respectively.

  NOTE L - SIGNIFICANT CUSTOMERS

  S a l e s to Southern California Edison and Curtom-Metalclad were approximately $2,417,000 and $1,267,000, respectively, in 1996. The Company had trade accounts receivable from Edison and Curtom-Metalclad of approximately $104,000 and $271,000, respectively, as of May 31, 1996.

  Sales to Brown & Root and Curtom-Metalclad were approximately $3,894,000 and $2,296,000, respectively in 1995. The Company had trade accounts receivable from Brown & Root and Curtom-Metalclad of approximately $194,000 and $408,000, respectively, as of May 31, 1995.

  Sales to Brown & Root, Curtom-Metalclad, Southern California Edison and T e x a co were approximately $3,107,000, $2,855,000, $2,346,000 and
  $1,131,000, respectively, in 1994.


  NOTE M - COMMITMENTS AND CONTINGENT LIABILITIES

  The Company has employment agreements with its executive officers. These agreements continue until terminated by the executive or the Company and provide for minimum salary levels, as adjusted for cost of living changes. These agreements include incentive bonuses based upon specified management goals, and a covenant against competition with the Company extending for a period of time after termination for any reason.

  The Company leases its facilities under non-cancelable operating lease agreements which expire at various dates through 1999. Total rent expense under operating leases was $404,647, $373,371 and $343,350 for the years ended May 31, 1996, 1995, and 1994, respectively. Future minimum non-cancelable lease commitments are as follows:

               Year ending May 31,1997     $237,351
                                  1998      141,211
                                  1999      102,376
                                            -------
                                           $480,938
                                            =======

  In the ordinary course of its insulation business, certain parties have filed a substantial number of claims against the Company for actual and punitive damages. Throughout its history, the Company has maintained insurance policies that typically respond to these claims. Based on the opinion of counsel, it is management s opinion that these actions, individually and in the aggregate, will not have a significant adverse impact on the Company s financial position or results of operations.

  The Company has contested an assessment of approximately $330,000 from the California State Compensation Insurance Fund for the policy year ended September 31, 1990. Management believes that the assessment is improperly computed and is based upon inappropriate modification rates. The Company intends to pursue this claim vigorously. No amount has been accrued at May 31, 1996.

  NOTE N - RELATED PARTY TRANSACTIONS

  Receivables from related parties are comprised of the following for the year ended May 31,:

                                                     1996             1995
                                                   --------         --------
  Metalclad Pacific - note receivable              $ 16,680         $ 31,261
  Metalclad Pacific - other                          17,926           17,926
  Loans to executive officers, directors and
     employees                                      105,763          154,482
                                                   --------         --------
                                                   $140,369         $203,669
                                                    =======          =======

  Loans to executive officers, directors and employees are represented by promissory notes, due on demand and bear interest at 6%.

  An officer of the Company is a partner in a law firm which has received payments for legal fees of approximately $283,000 for the year ended May 31, 1996, $280,000 for the year ended May 31, 1995, and $216,000 for the year ended May 31, 1994.

  During  fiscal 1995 the Company loaned $370,000 each to Grant S Kesler and
  T. Daniel Neveau, officers of the Company. Each loan is collateralized by 300,000 shares of Company stock. The loans accrued interest at 7% over prime which was 9% at May 31, 1995. In February 1996, Messrs. Kesler and Neveau each repaid $150,000 to the Company. In March 1996, the notes were amended to modify the loan principal between Messrs. Kesler and Neveau as well as to adjust the interest rates, effective March 1, to a variable rate based upon the Company s quarterly investment rate. The amendment also stipulates that the notes must be re-paid by May 31, 1997.

  In June 1996, Mr. Neveau, Chairman of the Board, Senior Vice President, and a Director of the Company, resigned his position effective the next scheduled shareholders meeting. As a result, the Company and Mr. Neveau r e n e gotiated the terms of his employment agreement relative to compensation, benefits and stock options. As of May 31, 1996, the Company accrued $275,000, representing the Company s estimate of its remaining obligation to Mr. Neveau.

  During the fiscal year ended May 31, 1996, the Company agreed to pay consulting fees of $51,000 to Gordon M. Liddle, a director of the Company. These fees are for services in connection with management oversight and other consulting to the Company. Additionally, the Company has entered into an 18-month consulting agreement with Mr. Liddle for on-going consulting services at a rate of $5,000 per month. As of May 31, 1996, the Company accrued $51,000 for this expense.

  During the fiscal year ended May 31, 1996, the Company entered into an agreement with The Chesapeake Group, whose Managing Director is Douglas S. Land, a director of the Company. The agreement engages Chesapeake as a financial consultant to the Company in matters pertaining to its Mexican waste operations. During the period ended May 31, 1996, the Company agreed to pay to Chesapeake $100,000 for consulting services rendered during calendar year 1995 and $8,000 per month for on-going consulting services. In addition, the Company agreed to pay a transaction fee for the successful closing of the BFI-OMEGA joint venture, of $325,000 plus the granting of 250,000 options for the purchase of common stock of the Company exercisable at $3.00 per share. As of May 31, 1996, the Company had accrued $315,000 of this cost.

  During 1992, the Company sold certain of its net assets of discontinued operations to a related party. In exchange for the assets, the Company received a note for $100,000 from the related party that is guaranteed by an employee of the Company. As of May 31, 1996 and 1995, $16,680 and $31,261, respectively, was outstanding under this note. The note is non-interest bearing and is due in 1996. No gain or loss was recognized on this transaction.


  NOTE O - SEGMENT INFORMATION

  The  following  segment  information  is  provided  for  the Company s two
  primary  segments:    commercial insulation (located in the United States)
  and waste management (located in Mexico).

  Segments of Business by Industry

                                                          Year Ended May 31,
                                                1996             1995             1994
                                             ----------       ----------       ----------
  Gross sales
    Commercial insulation                   $11,535,903     $ 15,803,928     $ 16,309,635
    Waste management                          3,313,265        2,228,169          203,332
                                             ----------       ----------       ----------
        Total                               $14,849,168     $ 18,032,097     $ 16,512,967
                                             ==========      ===========      ===========
  Operating profit (loss)
    Commercial insulation                   $  (853,919)    $    257,295     $    327,055
    Waste management                         (4,236,989)     (13,885,014)      (4,375,806)
                                             ----------       ----------       ----------
        Total                               $(5,090,908)    $(13,627,719)    $ (4,048,751)
                                             ==========      ===========      ===========
  Interest expense, net                     $  (960,220)    $ (1,771,394)    $   (843,653)
  Other expense                                (728,644)               -                -
                                             ----------       ----------       ----------
        Net Loss                            $(6,779,772)    $(15,399,113)    $ (4,892,404)
                                             ==========      ===========      ===========
  Identifiable assets
    Commercial insulation                   $ 3,264,649     $  4,572,010     $  5,605,407
    Waste management                          6,962,264        4,808,400       10,464,032
    Corporate                                 7,475,120        1,329,807        2,241,161
                                             ----------       ----------       ----------
        Total                               $17,702,033    $  10,710,217     $ 18,310,600
                                             ==========      ===========      ===========
  Capital expenditures
    Commercial insulation                   $    29,792     $    489,915     $     16,301
    Waste management                            705,988        2,048,475        1,909,672
                                             ----------       ----------       ----------
        Total                               $   735,780     $  2,538,390     $  1,925,973
                                             ==========      ===========      ===========
  Depreciation and amortization
    Commercial insulation                   $   154,555     $  1,032,011     $    159,076
    Waste management                            205,087          223,105          206,766
                                             ----------       ----------       ----------
        Total                               $   359,642     $  1,255,116     $    365,842
                                             ==========      ===========      ===========

                     Metalclad Corporation and Subsidiaries

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                   Additions
                                       Balance at     Charged to   Charged to                             Balance at
                                       Beginning      Costs and      Other                                  End of
       Description                     of Period      Expenses      Accounts     Deductions      Other      Period

   Year ended May 31, 1996:
    Deducted from asset accounts:
     Allowance for doubtful accounts     $44,480       $30,894       $     0      $   6,521    $(2,287)(A)  $66,566
     Allowance for excess and
      obsolete inventory                  25,000             0             0              0          0       25,000

   Year ended May 31, 1995:
    Deducted from asset accounts:
     Allowance for doubtful accounts     $72,983       $     0       $     0      $       0  $(28,503)(B)   $44,480
     Allowance for excess and
       obsolete inventory                 25,000             0             0              0          0       25,000

   Year ended May 31, 1994:
    Deducted from asset accounts:
     Allowance for doubtful accounts     $33,000       $14,777       $     0      $  4,777     $29,983(C)   $72,983
     Allowance for excess and
       obsolete inventory                 25,000             0             0             0           0       25,000



   ---------------------------------

   (A) Exchange rate effect
   (B) Represents net change in valuation account
   (C) Represents the May 31, 1994 allowance for doubtful account balance for Quimica Omega