Form 10-Q
period 1996-08-31
METALCLAD CORP
filed 1996-10-15
CIK 13547

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q


  (Mark One)

  (  X  )   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended August 31, 1996

  OR

  (     )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE  SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________  to  __________

                    Commission File Number 0-2000


                        METALCLAD CORPORATION
        (Exact name of registrant as specified in its charter)


              Delaware                                95-2368719
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)              Identification No.)


       3737 Birch Street, Suite 300
       Newport Beach, CA                               92660
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

       As of August 31, 1996, the registrant had 28,748,229 shares outstanding of its Common Stock, $.10 par value.



                METALCLAD CORPORATION AND SUBSIDIARIES

                          TABLE OF CONTENTS

                                                               Page


  PART I.  FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements:

     Consolidated Balance Sheets (unaudited) at
     August 31, 1996 and May 31, 1995...........................  1

     Consolidated Statements of Operations (unaudited)
     for the three months ended August 31, 1996 and 1995........  3

     Consolidated Statements of Cash Flows (unaudited)
     for the three months ended August 31, 1996 and 1995........  4

     Notes to Consolidated Financial Statements.................  6

     Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations..............  7


  PART II.  OTHER INFORMATION................................... 10


  SIGNATURES.................................................... 11



                                  PART I

                           FINANCIAL INFORMATION



  ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                  METALCLAD CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS


  ASSETS
                                                August 31,     May 31,
                                                   1996         1996
                                               ------------------------
                                               (Unaudited)

  CURRENT ASSETS:
    Cash and cash equivalents                  $4,976,731    $7,344,357
    Accounts receivable, including amounts
      retained by customers under contract
      terms of $18,589 in August 1996 and
      $25,967 in May 1996, less allowance
      for doubtful accounts of $73,946 in
      August 1996 and $66,566 in May 1996       1,493,989     2,297,820
    Costs and estimated earnings in excess
      of billings on uncompleted contracts         76,978        56,372
    Inventories                                   306,515       325,795
    Prepaid expenses and other current assets     211,968        53,371
    Receivables from related parties              108,758       105,763
                                               ----------    ----------

            TOTAL CURRENT ASSETS                7,174,939    10,183,478

    Property, plant and equipment, net          5,387,780     5,462,657
    Investment and capitalized costs in
      unconsolidated affiliates                 1,748,375     1,169,221
    Deposits and other assets                      96,362       108,842
    Goodwill, less accumulated amortization
      of $83,691 in August 1996 and $59,917
      in May 1996                                 729,061       752,835
   Real estate held for sale                       25,000        25,000
                                               ----------    ----------

                                              $15,161,517   $17,702,033
                                               ==========    ==========



              See Notes to Consolidated Financial Statements



                  METALCLAD CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED  BALANCE SHEETS


  LIABILITIES AND SHAREHOLDERS' EQUITY

                                                August 31,     May 31,
                                                   1996         1996
                                               ------------------------
                                               (Unaudited)

  CURRENT LIABILITIES:
    Accounts payable                           $  781,860    $1,149,586
    Accrued payroll, property and other taxes     268,675       359,807
    Accrued expenses                              970,891     1,525,216
    Accrued waste disposal costs                    1,176       255,623
    Billings in excess of costs and estimated
      earnings on uncompleted contracts            25,823        69,757
    Current portion of long-term debt              14,968        36,721
                                                ---------     ---------
  TOTAL CURRENT LIABILITIES                     2,063,393     3,396,710
                                                ---------     ---------

  Long-term debt, less current portion                  -             -
                                                ---------     ---------

  Convertible subordinated debentures             229,533       239,533
                                                ---------     ---------

  Shareholders  equity (deficit):
    Preferred stock, par value $10; 1,500,000
      shares authorized; none issued                    -             -
    Common stock, par value $.10; 40,000,000
      shares authorized, 28,748,229 and
      28,733,229 issued and outstanding in
      August 1996 and May 1996, respectively    2,874,823     2,873,323
    Additional paid-in capital                 55,016,801    54,990,952
    Accumulated deficit                       (42,356,113)  (41,363,763)
    Officers  receivable collateralized by
      stock                                      (566,551)     (559,192)
    Cumulative foreign currency translation
      adjustment                               (2,100,369)   (1,875,530)
                                                ---------     ---------
                                               12,868,591    14,065,790
                                                ---------     ---------

                                              $15,161,517   $17,702,033
                                               ==========    ==========





              See Notes to Consolidated Financial Statements



                  METALCLAD CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS


                                               For Three Months Ended
                                                      August 31,
                                                  1996         1995
                                               ----------    ----------
  Revenues-Insulation Business
    Contract revenues                          $1,319,714    $2,635,995
    Material sales                                 54,923        34,415
    Other                                          15,863        23,004
                                                1,390,500     2,693,414

  Operating costs and expenses-Insulation Business
    Contract costs and expenses                 1,141,845     2,112,877
    Cost of material sales                         45,249        24,443
    Selling, general and administrative
      expenses                                    247,163       480,950
                                               ----------    ----------
                                                1,434,257     2,618,270

  Operating income (loss)-Insulation Business     (43,757)       75,144

  Revenues - Waste Management
    Collection, recycling and destruction         527,498       759,635
    Other                                               -       317,306
                                                ---------     ---------
                                                  527,498     1,076,941
  Operating costs and expenses-Waste Management
    Collection, recycling and destruction         616,174       756,854
    Land Fill                                     126,107        50,988
                                                ---------     ---------
                                                  742,281       807,842
  Equity in earnings of unconsolidated
      affiliates                                 (168,291)            -
                                                ---------     ---------
  Operating Loss - Waste Management              (383,074)      269,099
                                                ---------     ---------
  Operating income (loss)                        (426,831)      344,243
  Corporate expense                              (631,920)     (664,822)
  Interest income (expense)                        66,401      (439,578)
  Other income (expense)                                -      (728,644)
                                                ---------     ---------
                 Net loss                      ($ 992,350)  ($1,488,801)
                                                =========    ==========
  Weighted average number of common shares     28,738,370    16,948,754

  Per share of common stock:
    Income (loss) from continuing  operations     ($0.03)      ($0.09)



              See Notes to Consolidated Financial Statements



                  METALCLAD CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 For Three Months Ended
                                                       August 31,
                                                   1996         1995
                                                ------------------------
  OPERATING ACTIVITIES
    Net loss                                    ($992,350)  ($1,488,801)
    Adjustments to reconcile net loss
      to net cash used in operating
      activities:
        Depreciation and amortization              86,546       141,678
        Loss in earnings of unconsolidated
          affiliates                              168,291             -
        Provision for losses on accounts
          receivable                                8,117         9,309
        Issuance of stock for services and
          interest on convertible subordinated
          debentures                                    -        75,600
        Issuance of debentures for services             -        39,323
        Debenture conversion expense                    -       728,644
        Donated equipment                               -      (317,306)
        Earnings in excess of distributions
          from Curtom-Metalclad                    32,952             -
    Changes in operating assets and
    liabilities:
      Decrease in accounts receivable             781,825       507,791
      (Increase) decrease in unbilled
        receivables                               (20,606)      174,009
      Decrease in inventories                           -        19,193
      (Increase) decrease in prepaid expenses
        and other assets                         (150,514)        3,556
      Increase in receivables from related
                     parties                      (10,354)      (30,644)
      Decrease in receivables from
        Curtom-Metalclad                                -         7,440
      Decrease in receivables from
        related parties                                 -         4,166
      Decrease in accounts payable and
        accrued expenses                       (1,262,912)     (643,591)
      Decrease in billings over costs             (43,934)      (28,299)
                                                ---------     ---------
                          NET CASH USED IN
                      OPERATING ACTIVITIES     (1,383,746)     (817,125)
  INVESTING ACTIVITIES
    Purchase of equipment                         (57,347)     (141,218)
    Investments and capitalized costs in
        unconsolidated affiliates                (793,111)            -
    Other investments                             (67,229)            -
                                                ---------     ---------
                          NET CASH USED IN
                      INVESTING ACTIVITIES       (917,687)     (141,218)
                                                ---------     ---------




  FINANCING ACTIVITIES
    Payments on long-term borrowings                    -      (175,661)
    Proceeds from sale of common stock
      under stock option plan                      17,349        55,625
    Proceeds from sale of common stock                  -     1,780,724
                                                ---------     ---------
                      NET CASH PROVIDED BY
                      FINANCING ACTIVITIES         17,349     1,660,688
                                                ---------     ---------
    Effect of exchange rates on cash              (83,542)      (21,249)
                                                ---------     ---------
               INCREASE (DECREASE) IN CASH
                      AND CASH EQUIVALENTS     (2,367,626)      681,096

    Cash and cash equivalents at beginning
      of period                                 7,344,357       381,406
                                                ---------     ---------
    Cash and cash equivalents at end
      of period                                $4,976,731    $1,062,502
                                                =========     =========
    Supplemental disclosures of cash
      flow information:
    Cash paid for interest                     $   34,141    $  140,712
                                                =========     =========



              See Notes to Consolidated Financial Statements






                METALCLAD CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Period Ended August 31, 1996
                             (Unaudited)

       1. The accompanying unaudited financial statements of Metalclad Corporation and its subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation have been included. Operating results for the three months ended August 31, 1996 are not necessarily indicative of what results will be for the fiscal year ending May 31, 1997. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended May 31, 1996.

       2.  In August 1995, approximately $8,375,000 of the
  Company s convertible subordinated debentures were converted into 3,325,120 shares. Additionally, $197,000 in interest on the debentures which was accrued through August 31, 1995 was converted into 78,800 additional shares of common stock.

       3. In September 1993 and September 1994, the Company obtained loans from a financial institution totally $3,025,000 which, pursuant to the terms of a promissory note, bore interest at the prime rate plus 7%. In May 1995 the Company and the lender re-negotiated the terms of the loans. Included in the re-negotiations was the right for the lender to convert the debt into shares of common stock at the rate of $1.59 per share. In February 1996 the lender exercised its right to convert 100% of the outstanding loan balance of $1,925,000 into 1,210,564 shares of the Company s common stock.

       4. On April 9, 1996, the Company and BFI, through wholly-owned Mexican subsidiaries, formed BFI-OMEGA as a 50%-50% owned joint venture corporation to provide a full range of industrial waste collection, transportation, recycling, treatment, and disposal services in Mexico. The Company s interest in BFI-OMEGA is owned by QUIMICA OMEGA; BFI s interest is owned by BFI-Mexico. Pursuant to a shareholders agreement between the parties, the Company will contribute its business assets relating to certain waste collection, treatment, and disposal activities to BFI-OMEGA as its initial capital contribution to the venture. BFI-Mexico will contribute a transportable hazardous waste incinerator to BFI-OMEGA as its initial capital contribution to the venture.
  The Company s interest in BFI-OMEGA is accounted for under the equity method.

       5.  Certain reclassifications have been made to prior period

  consolidated financial statements to conform with the current year presentation.

       6.  The loss per share amounts for the three months ended
  August 31, 1996 and 1995 were computed by dividing the net loss by the weighted average shares outstanding during the applicable quarter including common stock equivalents.


  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION
           AND RESULTS OF OPERATION

  Results of Operations

       Mexican Hazardous Waste Treatment Business. Since November 1991, the Company has been actively involved in the development of integrated hazardous waste treatment and disposal facilities in various states in the Republic of Mexico. The business is comprised of two major parts: operations and development.

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

       ECONSA s primary business has been the development of a landfill and treatment facility located in the State of San Luis Potosi. Its other development activities include an additional hazardous waste landfill in another state, a facility for non-hazardous industrial waste in yet another state, the location of a hazardous waste incinerator, the development of an aqueous waste treatment facility, and in the exportation for the destruction of polychlorinated biphenyls ( PCBs ).

       Industrial Insulation Contracting. The Company has historically been engaged in industrial insulation contracting services, including asbestos abatement services and insulation material sales, to customers primarily in California. Insulation services include the installation of high and low temperature insulation on pipe, ducts, furnaces, boilers, and other types of industrial equipment for a variety of industrial facilities. The Company sells insulation accessories incident to its service business to its customers as well as other insulation contractors. The Company's customers consist primarily of

  industrial facilities, such as public utilities, oil refineries, and manufacturing plants.

  Insulation Business

       Total revenues from the insulation business for the first quarter of fiscal 1997 declined 48% to $1,390,000 from $2,693,000 for the same period in fiscal 1996.

       Contract revenues decreased 50% to $1,320,000 as compared to $2,636,000 for the same period in fiscal 1996. This decline is directly attributable to an overall decline in work awarded under the Company s maintenance contracts with refinery and power plant customers. Additionally, work associated with the Southern California Edison strategic partnering alliance was not committed until September 1996, further contributing to the quarterly decline.

       Material sales increased 62% to $55,000 from $34,000 for the same period in fiscal 1996.

       Total expenses decreased 45% to $1,434,000 during the first quarter of fiscal 1997 from $2,618,000 for the same period in fiscal 1996.

       Insulation contracting costs and expenses for the quarter, decreased 46% to $1,142,000 as compared to $2,113,000 for the same quarter in fiscal 1996. This decrease directly corresponds to the decrease in contract revenues.

       Cost of insulation materials increased 88% to $45,000 as compared to $24,000 for the same quarter in fiscal 1996.

       Selling, general and administrative expenses decreased 49% to $247,000 compared to $481,000 for the same period last year.
  This decrease is a direct result of several actions taken by the Company to reduce its overhead.

       The Company experienced a net loss of ($44,000) compared to a net profit of $75,000 for the same period last year. The loss is the result of the decrease in revenues during the quarter.

  Waste Management Services

       The financial results in Mexico are difficult to compare, as the value of the peso fluctuates between periods. The average exchange rate for the first quarter of fiscal 1997 was 7.6 as compared to a rate of 6.154 for the same quarter of fiscal 1996.

       Additionally, the first quarter of fiscal 1997 represents a transition period in that the operations of QUIMICA OMEGA, the Company s principal revenue producer in Mexico, are being transferred to the newly formed joint venture company known as BFI-OMEGA. (See Note 4.)


       Total revenues from operations were $527,000 as compared to $760,000 for the first quarter of fiscal 1996. This decline is due to the transfer of certain revenue producing operations to BFI-OMEGA during the middle of the quarter.

       Operating costs and expenses for collection, recycling and destruction were $616,000 for the quarter compared to $757,000 for the same quarter last year. This reduction is also attributed to the transfer of certain operations to BFI-OMEGA mid quarter.

       Landfill costs were $126,000 for the quarter compared to $51,000 for the same quarter last year. The increase in costs reflects the on-going development activities of the Company related to additional landfills in Mexico as well as continuing costs associated with pursuing the opening of the Company s existing landfill in San Luis Potosi.

       Equity in earnings of unconsolidated affiliates represents the Company s 50% share of earnings or losses of BFI-OMEGA. The loss of ($168,000) for the quarter includes transition costs, expansion costs and increased costs of staffing to manage the growth plan. There is no comparative accounting for this new venture.

       The Company experienced a net loss from Mexican operations of ($383,000) versus a net profit of $269,000 for the comparable period in fiscal 1996. This loss incorporates the transition activities to BFI-OMEGA as well as continuing development costs in support of the Company s waste management strategy in Mexico. Additionally, the first quarter of fiscal 1996 included a one-time gain of $317,000 due to the donation of environmental control equipment to the Company.

  Corporate Expense

       Corporate expenses for the quarter were $632,000 a decline of 5% as compared to $665,000 for the same quarter in fiscal
  1996. The Company is continuing to review its costs and further reductions are anticipated.

  Interest Income (Expense)

       Interest income for the quarter was $66,000 compared to interest expense of ($665,000) for the same quarter in fiscal 1996. This is due to the Company s earnings on its cash balances in fiscal 1997 as well as a reduction in interest expense due to
  (a) the conversion of a majority of its outstanding 8% and 9% debentures to common stock of the Company in August 1995, and (b) the conversion of its outstanding debt to common stock of the Company in February 1996. (See Notes 2 and 3.)

  Other Expense

       Other expense was $0 for the quarter compared with $729,000

  for the same quarter last year. Last year s expense was associated with the induced conversion of the Company s 8% and 9% debentures into common stock of the Company.

  Consolidated Results

       The Company experienced a net loss of ($992,000) for the quarter compared to a net loss of ($1,489,000) for the same quarter in fiscal 1996, an improvement of 33%.

  Liquidity and Capital Resources

       Working capital at August 31, 1996 was $5,111,500 as compared to $6,787,000 as of May 31, 1996. The Company had cash and cash equivalents of $4,976,700 at August 31, 1996 as compared to $7,344,400 at May 31, 1996. Cash used in operations was ($1,383,700) as compared to ($817,125) for the same period in fiscal 1996 as the Company reduces its accounts payable and accrued expenses.

        The Company had no private placements or other material issuances of its common stock during the current quarter. Previous conversions of the Company s debentures and debt have contributed to the Company s maintenance of working capital. (See Notes 2 and 3.)

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


                               PART II

                          OTHER INFORMATION

  Item 1.  Legal Proceedings

       The Company has contested an assessment by the State
  Compensation Insurance Fund ("SCIF"), which provides the
  Company's workers compensation insurance, of an additional
  $330,000 of workers compensation insurance premium for the 1990 policy year. The Company has not recognized this assessment as an expense and believes that SCIF has overcharged the Company by approximately $500,000 as a result of over-reserves for pending claims and inadequate claim investigation. Although the Company has initiated legal action against SCIF to recover the alleged damages and intends to pursue its remedies vigorously, there can

  be no assurance that the outcome will be favorable to the Company.

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

                                       METALCLAD CORPORATION

  Date:  October 14, 1996     By:  /s/Anthony C. Dabbene
                                   --------------------------------
                                   Anthony C. Dabbene
                                   Chief Financial Officer
                                   (Principal Accounting Officer)