Form 10-Q
period 1996-11-30
METALCLAD CORP
filed 1997-01-16
CIK 13547

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


  (Mark One)
  (  X  )   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended November 30, 1996

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


       Indicate by check mark whether the registrant (1) has filed all



  reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes    X     No _______

       As of November 30, 1996, the registrant had 29,108,229 shares outstanding of its Common Stock, $.10 par value.



                     METALCLAD CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                   Page


  PART I.  FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements:

     Consolidated Balance Sheets (unaudited) at
     November 30, 1996 and May 31, 1996...........................  1

     Consolidated Statements of Operations (unaudited)
     for the six months ended November 30, 1996 and 1995..........  3

     Consolidated Statements of Cash Flows (unaudited)
     for the three months ended November 30, 1996 and 1995........  4

     Notes to Consolidated Financial Statements...................  5

     Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations................  5


  PART II.  OTHER INFORMATION.....................................  7


  SIGNATURES......................................................  9



                                     PART I

                             FINANCIAL INFORMATION



  ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                     METALCLAD CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                             November 30,      May 31,
                                                  1996           1996
                                             ------------   -----------
                                                     (Unaudited)
  ASSETS

  CURRENT ASSETS:
    Cash and cash equivalents                $  3,992,257    $7,344,357
    Accounts receivable, including amounts
      retained by customers under contract
      terms of $16,890 in November 1996 and
      $25,967 in May 1996, less allowance
      for doubtful accounts of $72,356 in
      November 1996 and $66,566 in May 1996     2,465,625     2,297,820
    Costs and estimated earnings in excess
      of billings on uncompleted contracts        395,895        56,372
    Inventories                                   302,238       325,795
    Prepaid expenses and other current assets     299,136        53,371
    Receivables from related parties               86,725       105,763
                                               ----------    ----------

            TOTAL CURRENT ASSETS                  7,541,876    10,183,478

    Property, plant and equipment, net          5,369,405     5,462,657
    Investment and capitalized costs in
      unconsolidated affiliates                 1,721,290     1,169,221
    Deposits and other assets                      42,387       108,842
    Goodwill, less accumulated amortization
      of $107,465 in November 1996 and
      $59,917 in May 1996                         705,287       752,835
   Real estate held for sale                       25,000        25,000
                                               ----------    ----------
                                              $15,405,245   $17,702,033
                                               ==========    ==========


                 See Notes to Consolidated Financial Statements



                     METALCLAD CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED  BALANCE SHEETS


                                             November 30,      May 31,
                                                  1996           1996
                                             ------------   -----------
                                                     (Unaudited)
  LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES:
    Accounts payable                          $ 1,584,616    $1,149,586
    Accrued payroll, property and other taxes     339,399       359,807
    Accrued expenses                              970,301     1,525,216
    Accrued waste disposal costs                   40,547       255,623
    Billings in excess of costs and estimated
      earnings on uncompleted contracts            33,854        69,757
    Current portion of long-term debt               6,991        36,721
                                               ----------    ----------
  TOTAL CURRENT LIABILITIES                          2,975,708     3,396,710
                                               ----------    ----------
  Long-term debt, less current portion                  -             -
                                               ----------    ----------
  Convertible subordinated debentures             229,533       239,533
                                               ----------    ----------
  Shareholders  equity (deficit):
    Preferred stock, par value $10; 1,500,000
      shares authorized; none issued                    -             -
    Common stock, par value $.10; 40,000,000
      shares authorized, 29,108,229 and
      28,733,229 issued and outstanding in
      November 1996 and May 1996,
      respectively                              2,910,823     2,873,323
    Additional paid-in capital                 55,529,189    54,990,952
    Accumulated deficit                       (43,460,350)  (41,363,763)
  Related party receivables collateralized
      by stock                                   (574,146)     (559,192)
  Cumulative foreign currency translation
      adjustment                               (2,205,512)   (1,875,530)
                                               ----------    ----------
                                               12,200,004    14,065,790
                                               ----------    ----------
                                              $15,405,245   $17,702,033
                                               ==========    ==========








                 See Notes to Consolidated Financial Statements



                                                METALCLAD CORPORATION AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     For Six Months Ended      For Three Months Ended
                                                        November 30,                  November 30
                                                     1996         1995           1996         1995
                                                ----------    ----------      ----------    ----------
   Revenues-Insulation Business
     Contract revenues                          $4,215,356    $5,483,632      $2,895,642    $2,847,637
     Material sales                                122,743        67,533          67,820        33,118
     Other                                          23,170        28,953           7,307         5,949
                                                ----------    ----------      ----------    ----------
                                                 4,361,269     5,580,118       2,970,769     2,886,704
   Operating costs and expenses-
   Insulation Business
     Contract costs and expenses                 3,733,587     4,455,467       2,591,742     2,342,590
     Cost of material sales                         99,081        49,027          53,832        24,584
     Selling, general and administrative
       expenses                                    540,963       977,347         293,800       496,397
                                                ----------    ----------      ----------    ----------
                                                 4,373,631     5,481,841       2,939,374     2,863,571
                                                ----------    ----------      ----------    ----------
   Operating income (loss)-
   Insulation Business                             (12,362)       98,277          31,395        23,133

   Revenues - Waste Management
     Collection, recycling and destruction         716,441     1,082,886         188,943       640,557
     Other                                               -       317,306               -             -
                                                ----------    ----------      ----------    ----------
                                                   716,441     1,400,192         188,943       640,557
   Operating costs and expenses-
   Waste Management
     Collection, recycling and destruction         920,435     1,089,830         304,261       650,282
     Land Fill                                     223,167       101,684          97,060        50,696
                                                ----------    ----------      ----------    ----------
                                                 1,143,602     1,191,514         401,321       700,978
   Equity in earnings of unconsolidated
       affiliates                                 (391,027)            -        (222,736)            -
                                                ----------    ----------      ----------    ----------
   Operating Income (Loss) - Waste Management     (818,188)      208,678        (435,114)      (60,421)
                                                ----------    ----------      ----------    ----------
   Operating income (loss)                        (830,550)      306,955        (403,679)      (37,288)
   Corporate expense                            (1,244,549)   (1,371,902)       (612,629)     (707,080)
   Interest income (expense)                       (21,488)     (741,324)        (87,889)     (301,746)
   Other income (expense)                                -      (728,644)              -             -
                                                ----------    ----------      ----------    ----------
                  Net loss                      (2,096,587)   (2,534,915)     (1,104,237)   (1,046,114)
                                                ==========    ==========      ==========    ==========
   Weighted average number of common shares     28,872,590    19,133,018      29,008,284    21,106,640
   Per share of common stock:
     Income (loss) from continuing  operations     ($.07)       ($.13)          ($.04)       ($.05)
                                            See Notes to Consolidated Financial Statements
   /TABLE

                     METALCLAD CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 For Six Months Ended
                                                      November 30,
                                                  1996          1995
                                               ----------    ----------
  OPERATING ACTIVITIES
    Net loss                                  $(2,096,587)  $(2,534,915)
    Adjustments to reconcile net loss
      to net cash used in operating
      activities:
        Depreciation and amortization             167,549        85,088
        Loss in earnings of unconsolidated
          affiliates                              389,679             -
        Provision for losses on accounts
          receivable                                8,005        12,733
        Issuance of stock for services and
          interest on convertible subordinated
          debentures                                    -        75,600
        Issuance of debentures for services             -        39,323
        Debenture conversion expense                    -       728,644
        Donated equipment                               -      (317,306)
    Changes in operating assets and
    liabilities:
      (Increase) Decrease in accounts
        receivable                               (208,302)     (557,419)
      (Increase) decrease in unbilled
        receivables                              (339,523)      160,568
      Decrease in inventories                      23,289        23,220
      (Increase) decrease in prepaid expenses
        and other assets                         (186,760)      686,280
      Distributions in excess of earnings from
        Curtom-Metalclad                           34,300             -
      Decrease in receivables from
        Curtom-Metalclad                                -         8,532
      Decrease in receivables from
        related parties                             4,084        32,570
      Decrease in accounts payable and
        accrued expenses                         (323,137)   (1,246,001)
      Increase (Decrease) in billings
        over costs                                (35,903)      192,464
                                                ---------     ---------
                          NET CASH USED IN
                      OPERATING ACTIVITIES     (2,563,306)   (2,610,619)
  INVESTING ACTIVITIES
    Purchase of equipment                        (221,083)      (33,250)
    Investments and capitalized costs in
      unconsolidated affiliates                (1,028,017)            -
                                                ---------     ---------
                          NET CASH USED IN
                      INVESTING ACTIVITIES     (1,249,100)      (33,250)
                                                ---------     ---------


                 See Notes to Consolidated Financial Statements



                     METALCLAD CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (continued)

                                                 For Six Months Ended
                                                      November 30,
                                                  1996          1995
                                               ----------    ----------
  FINANCING ACTIVITIES
    Payments on long-term borrowings                    -      (881,497)
    Proceeds from sale of common stock
      under stock option plans and warrants       565,738       158,125
    Proceeds from issuance of common stock              -     3,638,663
                                                ---------     ---------
                      NET CASH PROVIDED BY
                      FINANCING ACTIVITIES        565,738     2,915,291
                                                ---------     ---------
    Effect of exchange rates on cash             (105,432)       56,902
                                                ---------     ---------
               INCREASE (DECREASE) IN CASH
                      AND CASH EQUIVALENTS     (3,352,100)      328,324

    Cash and cash equivalents at beginning
      of period                                 7,344,357       381,406
                                                ---------     ---------
    Cash and cash equivalents at end
      of period                                $3,992,257    $  709,730
                                                =========     =========
    Supplemental disclosures of cash
      flow information:
    Cash paid for interest                     $  182,112    $  741,324
                                                =========     =========























                 See Notes to Consolidated Financial Statements



                     METALCLAD CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     For the Period Ended November 30, 1996
                                  (Unaudited)


       1. The accompanying unaudited financial statements of Metalclad Corporation and its subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation have been included. Operating results for the six months ended November 30, 1996 are not necessarily indicative of what results will be for the fiscal year ending May 31, 1997. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended May 31, 1996.

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

       3. On September 19, 1996 the Company, through its ECONSA Mexican subsidiary, acquired Seguridad Electrica Mexicana, S.A. ( SEM ) for $88,000 cash. SEM is a fully permitted company engaged in the exportation for the destruction of polychlorinated biphenyls ( PCBs ). SEM is consolidated into the Company s financials as of November 30, 1996.

       4. Certain reclassifications have been made to prior period consolidated financial statements to conform with the current year presentation.

       5. The loss per share amounts for the six months ended November 30, 1996 and 1995 were computed by dividing the net loss by the weighted average shares outstanding during the applicable quarter including common stock equivalents.


  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATION

  Results of Operations

       General.

       Mexican Hazardous Waste Treatment Business. Since November 1991, the Company has been actively involved in the development of integrated hazardous waste treatment and disposal facilities in various states in the Republic of Mexico. The business is comprised of two major parts: operations and development.

       All operating activities associated with waste collection, transport,



  and disposal are conducted by BFI-Omega, S.A. de C.V. ( BFI-OMEGA ), the Company s joint venture with Browning-Ferris Industries de Mexico, S.A. de C.V. ( BFI-Mexico ), a subsidiary of BFI International, Inc., which in turn is a subsidiary of Browning-Ferris Industries, Inc. (NYSE: BFI) ( BFI ). All developmental activities are conducted by the Company s subsidiary, Ecosistemas Nacionales, S.A. de C.V. ( ECONSA ). BFI-OMEGA s business is comprised of waste collection, transportation, and treatment, through branches located in Guadalajara, Aguascalientes, San Luis Potosi, Mexico City, Tampico and Puebla. In addition, it operates a blending and recycling plant in Tenango and has its headquarters in Mexico City.

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

  Insulation Business

       Total revenues from the insulation business for the six months ended November 30, 1996 declined 22% to $4,361,000 from $5,580,000 for the same period in fiscal 1996.

       Contract revenues decreased 23% to $4,215,000 as compared to $5,484,000 for the same period in fiscal 1996. This decline is directly attributable to an overall decline in work awarded under the Company s maintenance contracts with refinery and power plant customers.

       Material sales increased 81% to $123,000 from $68,000 for the same period in fiscal 1996.

       Total expenses decreased 20% to $4,374,000 for the six months ended November 30, 1996 from $5,482,000 for the same period in fiscal 1996.

       Insulation contracting costs and expenses for the six months, decreased 16% to $3,734,000 as compared to $4,455,000 for the same period in fiscal 1996. This decrease directly corresponds to the decrease in contract revenues.

       Cost of insulation materials increased 100% to $99,000 as compared to $49,000 for the same period in fiscal 1996.

       Selling, general and administrative expenses decreased 45% to $541,000 compared to $977,000 for the same period last year. This decrease is a direct result of several actions taken by the Company to reduce its



  overhead.

       The Company experienced a net loss of ($12,000) compared to a net profit of $98,000 for the same period last year. The loss is the result of the decrease in revenues during the quarter.

  Waste Management Services

       The financial results in Mexico are difficult to compare, as the value of the peso fluctuates between periods. The average exchange rate for the first six months of fiscal 1997 was 7.7 as compared to a rate of 6.6 for the same period of fiscal 1996.

       Additionally, the six months ended November 30, 1997 represent a transition period in that the operations of QUIMICA OMEGA, the Company s principle revenue producer in Mexico, are being transferred to BFI-OMEGA.

       Total revenues from operations were $716,000 for the six months as compared to $1,083,000 for the same period of fiscal 1996. This decline is due to the transfer of certain revenue producing operations to BFI-OMEGA.

       Operating costs and expenses for collection, recycling and destruction were $920,000 for the six months compared to $1,090,000 for the same period last year. This reduction is also attributed to the transfer of certain operations to BFI-OMEGA.

       Landfill costs were $223,000 for the six months as compared to $102,000 for the same period last year. The increase in costs reflects the on-going development activities of the Company related to additional landfills in Mexico as well as continuing costs associated with pursuing the opening of the Company s existing landfill in San Luis Potosi.

       Equity in earnings of unconsolidated affiliates represents the Company s 50% share of earnings or losses of BFI-OMEGA. The loss of ($391,000) for the six months includes transition costs, expansion costs and increased costs of staffing to manage the growth plan. There is no comparative accounting for this new venture.

       The Company experienced a net loss from Mexican operations of ($818,000) versus a net profit of $209,000 for the comparable period in fiscal 1996. This loss incorporates the transition activities to BFI-OMEGA as well as continuing development costs in support of the Company s waste management strategy in Mexico. Additionally, the six months results of fiscal 1996 included a one-time gain of $317,000 due to the donation of environmental control equipment to the Company.

  Corporate Expense

       Corporate expenses for the six months ended November 30, 1996 was $1,245,000 a decline of 9% as compared to $1,372,000 for the same quarter in fiscal 1996.

  Interest Income (Expense)

       Interest expense for the six months was ($21,000) compared to interest expense of ($741,000) for the same period in fiscal 1996. This is due to the Company s earnings on its cash balances in fiscal 1997 as well as a reduction in interest expense due to the conversion of a majority of its



  outstanding 8% and 9% debentures to common stock of the Company in August
  1995.

  Other Expense

       Other expense was $0 for the six months ended November 30, 1996 as compared with $729,000 for the same period last year. Last year s expense was associated with the induced conversion of the Company s 8% and 9% debentures into common stock of the Company.

  Consolidated Results

       The Company experienced a net loss of ($2,097,000) for the six months compared to a net loss of ($2,535,000) for the same period in fiscal 1996, an improvement of 21%.

  Liquidity and Capital Resources

       Working capital at November 30, 1996 was $4,566,000 as compared to $6,787,000 as of May 31, 1996. The Company had cash and cash equivalents of $3,992,000 at November 30, 1996 as compared to $7,344,400 at May 31,
  1996. Cash used in operations was ($2,563,000) as compared to ($2,611,000) for the same period in fiscal 1996.

        The Company had no private placements or other material issuances of its common stock during the first six months of fiscal 1997. Previous conversions of the Company s debentures and debt have contributed to the Company s maintenance of working capital.

       The Company believes that the insulation business will generate adequate cash flows from continuing operations to meet its future obligations and expenses relating to such operations; however, the Company will require substantial additional financing to construct and operate additional waste treatment facilities in Mexico as well as to support the continuing operations of BFI-OMEGA. Furthermore, to the extent that the Company is required to expend additional efforts to open the landfill, additional general and administrative expenses without revenues to offset such expenses are anticipated until the landfill is opened.

  PART II

  OTHER INFORMATION

  Item 1.  Legal Proceedings

       The Company has contested an assessment by the State Compensation
  Insurance Fund ("SCIF"), which provides the Company's workers compensation insurance, of an additional $330,000 of workers compensation insurance premium for the 1990 policy year.  The Company has not recognized this assessment as an expense and believes that SCIF has overcharged the Company by approximately $500,000 as a result of over-reserves for pending claims and inadequate claim investigation.  In December, 1996 the Company received an unfavorable ruling on its position relative to certain rights of defense against the claims of the insurer.  In order to appeal the decisions of the court, the Company stipulated to a judgment of $513,000 (representing principal and interest on claims) and has posted an appeal bond in the amount of $769,500 so as to continue its legal proceedings on appeal.  The bonding company has required collateral in the form of an escrow account in



  the amount of the bond, which the Company established in December, thereby restricting the Company s use of these funds. Although the Company feels strongly about its position on appeal, no assurances can be made that the outcome will be favorable to the Company.

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

       Not Applicable

  Item 3.  Defaults Upon Senior Securities

       Not Applicable

  Item 4.  Submission of Matters to a Vote of Security Holders

       Not Applicable

  Item 5.  Other Information

       In January, 1997, Metalclad s subsidiary, Quimica Omega, and BFI de Mexico, S.A. de C.V. reached a tentative agreement for Quimica Omega to acquire BFI s 50 percent interest in the joint venture. As part of this proposed sale BFI would contribute certain waste transportation equipment to Quimica Omega. In addition, BFI will also provide certain technical and landfill management services to the Company and ECOPSA, including the services of George Fonseca, a current general manager who will remain in Mexico to manage the day-to-day affairs of the Company. This sale comes as a result of BFI International s decision to concentrate on their core businesses such as municipal and non-hazardous solid waste collection.

       In December, 1996, the Board of Directors of the Company approved a change of the Company s fiscal year end to December 31st from its current May 31st year end. This change will be effective with the current year ending December 31, 1996. In changing its year end, the Company will now have all its entities reporting their book and tax years on a common closing date.

  Item 6.  Exhibits and Reports on Form 8-K

       Not Applicable



                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       METALCLAD CORPORATION


  Date:  January 15, 1997      By:  /s/Anthony C. Dabbene
                                    -------------------------------
                                    Anthony C. Dabbene
                                    Chief Financial Officer
                                   (Principal Accounting Officer)