Form 10-K
period 1996-12-31
METALCLAD CORP
filed 1997-04-01
CIK 13547

                        SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C.  20549

                                     FORM 10-K
   (Mark One)
   (   ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the transition period from June 1, 1996 to December 31, 1996

   OR

   ( X ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                           Commission File Number 0-2000

                               METALCLAD CORPORATION
              (Exact name of registrant as specified in its charter)

                Delaware                             95-2368719
   (State or other jurisdiction of           (I.R.S. Employer ID No.)
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

        The aggregate market value of the Common Stock held by non-affiliates of the registrant on March 20, 1997 was approximately $43,684,858, based upon the average of the bid and asked prices of the Common Stock, as reported on the Nasdaq Small Cap Market.

        The number of shares of the Common Stock of the registrant outstanding as of March 20, 1997 was 29,123,239.

        Documents incorporated by reference:

        Portions of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1997 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                                      PART I

        All statements, other than statements of historical fact, included in this Form 10-K, including without limitation the statements under
    Management s Discussion and Analysis of Financial Condition and Results of Operations and Business , are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act ), and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act ). Such forward-looking statements involve assumptions, known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Metalclad Corporation (the Company ) to be materially different from any future results, performance or potential risks and uncertainties include, without limitation, the ability to commence operations at the Company s hazardous waste treatment sites under development, competitive pricing and other pressures from other businesses in the Company s markets availability of capital, cost of labor, and other risk factors detailed herein and in other of the Company s filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this Form 10-K and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements.

   ITEM 1.  BUSINESS

   (a)   General Development of Business

        Mexican Hazardous Waste Treatment Business. Since November 1991, the Company has been actively involved in the development of integrated hazardous waste treatment and disposal facilities in various states in the Republic of Mexico. The business is comprised of two major parts: operation and development.

        All operating activities associated with waste collection, transport, and disposal are conducted by BFI-Omega, S.A. de C.V. ( BFI-OMEGA ), the Company s joint venture with Browning-Ferris Industries de Mexico, S.A. de C.V. ( BFI-Mexico ), a subsidiary of BFI International, Inc., which in turn is a subsidiary of Browning-Ferris Industries, Inc. (NYSE: BFI) ( BFI ). All developmental activities are conducted by the Company s subsidiary, Ecosistemas Nacionales, S.A. de C.V. ( ECONSA ). BFI-OMEGA s business is comprised of waste collection, transportation, and treatment, through branches located in Guadalajara, Irapuato, Veracruz, Aguascalientes, San Luis Potosi, Mexico City, Tampico and Puebla. In addition, it operates a blending and recycling plant in Tenango and has its headquarters in Mexico City.

        In January, 1997, the Company s subsidiary, Quimica Omega, S.A. de C.V. ( QUIMICA OMEGA )and BFI-Mexico reached a tentative agreement for QUIMICA OMEGA to acquire BFI s 50% interest in the joint venture. As part of this proposed transaction, BFI agreed to contribute certain waste transportation equipment to QUIMICA OMEGA. In addition, BFI will also provide certain technical and landfill management services to the Company, including the continuing services of the general manager of the joint venture.

        ECONSA s primary business has been the development of a landfill and treatment facility located in the State of San Luis Potosi. Its other development activities include an additional hazardous waste landfill in another state, a facility for non-hazardous industrial waste in yet another state, the location of a hazardous waste incinerator, and the development of an aqueous waste treatment facility. ECONSA is also engaged in the exportation for the destruction of polychlorinated biphenyls ( PCBs ).

        Insulation Contracting. The Company has historically been engaged in insulation contracting services, including asbestos abatement services and insulation material sales, to customers primarily in California. Insulation services include the installation of high and low temperature insulation on pipe, ducts, furnaces, boilers, and other types of industrial equipment for a variety of facilities. The Company sells insulation accessories incident to its service business to its customers as well as other insulation contractors. The Company's customers consist primarily of industrial facilities, such as public utilities, oil refineries, and manufacturing plants.

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

        The Company's Mexican subsidiaries include Ecosistemas Nacionales, S.A. de C.V. ("ECONSA"), Ecosistemas del Potosi, S.A. de C.V., formerly known as Eco Administracion, S.A. de C.V. ("ECOPSA"), Quimica Omega, S.A. de C.V. ("QUIMICA OMEGA"), Consultoria Ambiental Total, S.A. de C.V. ("CATSA"), Confinamiento Tecnico de Residues Industriales, S.A. de C.V. ("COTERIN") and Seguridad Electrica Mexicana, S.A. ( SEM ). Each of the Mexican subsidiaries is a corporation of variable capital (sociedad anonima de capital variable). The Company is continuing the process of restructuring the ownership of its Mexican subsidiaries so that ECONSA will hold the capital stock of all Mexican subsidiaries.

        Unless otherwise indicated, the term "Company" refers to Metalclad Corporation, its United States and Mexican subsidiaries, and its predecessors.

        The Company's principal executive offices are located at 3737 Birch Street, Suite 300, Newport Beach, California 92660, United States, and its telephone number is (714) 476-2772. MIC and MEC serve their insulation contracting customers from their headquarters in Anaheim, California. ECO-MTLC's offices are in Newport Beach, California, and the Company's Mexican subsidiaries' offices are located in Mexico City and the City of San Luis Potosi.

   (b)   Significant Events

        On April 9, 1996, the Company and BFI, through wholly-owned Mexican subsidiaries, formed BFI-OMEGA as a 50%-50% owned joint venture corporation to provide a full range of industrial waste collection, transportation, recycling, treatment, and disposal services in Mexico.

        In January, 1997, Metalclad s subsidiary, Quimica Omega, and BFI de Mexico, S.A. de C.V. reached a tentative agreement for Quimica Omega to acquire BFI s 50% interest in the joint venture. As part of this proposed sale BFI would contribute certain waste transportation equipment to Quimica Omega. In addition, BFI will also provide certain technical and landfill management services to the Company and ECOPSA, including continuing the services of the current general manager, who will remain in Mexico to manage the day-to-day affairs of the Company. This sale comes as a result of BFI s decision to concentrate on their core businesses such as municipal and non-hazardous solid waste collection.

        In July 1996, the Company, through its Curtom-Metalclad partnership, received a purchase order for an estimated $10,000,000 from Southern California Edison ( SCE ), a long-term client of the Company, for the furnishing of asbestos abatement and re-insulation services at various SCE locations. The term of the purchase order is for five years. The purchase order is part of SCE s alliance program for strategic partnering with selected contractors and other service providers. The value of the order is an estimate by the Company and separate releases of work scope are required to perform services under the agreement; however, the Company believes the value of work ultimately performed may exceed the initial purchase order amount during the term.

   (c)   Financial Information About Industry Segments

        The Company, through MIC and MEC, is engaged in insulation services, asbestos abatement services, and insulation material sales, such activities constituting one industry segment. The development and operation of the industrial waste treatment business, commenced in November 1991 through ECO-MTLC and is now conducted by the Company s Mexican subsidiaries, has been reported as a separate industry segment for 1994, 1995 and 1996. Financial information concerning the Company's business segments is included and incorporated by reference in Part II and Part IV of this Form 10-K.

   (d)   Forward Looking Statements

         Statements in this report that are not strictly historical are forward-looking statements which should be considered as subject to the many uncertainties that exist in the Company s operations and business environment. These uncertainties, which include economic and currency conditions, market demand and pricing, competitive and cost factors, and the like, are included in this Form 10-K report and filed with the Securities and Exchange Commission.

   (e)   Narrative Description of Business

   INTRODUCTION

        Business in Mexico. Since November 1991, the Company has been actively involved in doing business in Mexico. The Company s initial focus was the development of facilities for the treatment, storage and disposal of industrial hazardous waste.

        In May 1994, the Company acquired QUIMICA OMEGA, a ten-year old Mexican company engaged in the business of industrial waste collection, recycling, blending, the production of fuel by-products for sale to cement kilns and disposal at licensed facilities.

        In April 1996, the Company formed a joint venture in Mexico with BFI-Mexico. The joint venture, which became effective for accounting purposes on March 10, 1996, expanded operations in Mexico to eight branches, all of which include collection, transportation, treatment, and disposal of industrial wastes. Excluded from the joint venture are development activities, ownership of disposal facilities, and international brokerage of PCBs. Also excluded was any municipal solid waste business.

        In January 1997, QUIMICA OMEGA and BFI-Mexico reached a tentative agreement for QUIMICA OMEGA to acquire BFI-Mexico s 50% interest in the joint venture.

        With the acquisiton of BFI-OMEGA, the Company will own and control all of its operations in Mexico, which are split into two primary divisions: (i) the business conducted by ECONSA which involves development, ownership and operation of landfill and treatment facilities; and (ii) the operating activities of BFI-OMEGA which include primarily the collection, transportation and treatment of certain hazardous and industrial waste. The Company anticipates changing the name BFI-OMEGA to one more appropriate for long-term operation.

        Business in the United States. For over 50 years, the Company has been engaged in insulation contracting, services, including asbestos abatement and insulation material sales to customers primarily in California. Insulation services include the installation of high and low temperature insulation on pipe, ducts, furnaces, boilers, and other types of industrial equipment for a variety of industrial facilities. The Company sells insulation accessories to its service customers as well as other insulation contractors. The Company's customers consist primarily of industrial facilities, such as public utilities, oil refineries, and manufacturing plants.

   MEXICAN BUSINESS

        ECONSA. ECONSA s role for the Company in Mexico is to develop facilities for the treatment, storage, and disposal of industrial waste. ECONSA, through subsidiaries, will own these facilities after development, but anticipates that all management and operation will be performed by BFI-OMEGA under the terms of operating agreements which will be negotiated for each facility.

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

        El Confin is presently not in operation because of political opposition to its opening. The Company has not been able to overcome this opposition despite repeated promises of support from the highest levels of the Mexican government. Consequently, on October 2, 1996, the Company filed a Notice of Intent to File Claim Under the North American Free Trade Agreement
   ( NAFTA ).

        Following the procedure outlined by the NAFTA, the Company filed its Notice of Claim on January 2, 1997. The Claim was filed with the International Centre for Settlement of Investment Disputes ( ICSIP ) in Washington, D.C. On January 13, 1997, the Secretary General of ICSIP registered the Company s claim and notified both the United States and Mexican governments of the registration. The rules governing these kinds of claims allow each party to choose one arbitrator with those two to choose a third. Once impaneled, the tribunal sets rules for discovery, time periods for submissions, and generally controls the pace of the arbitration itself.

        The Company s claim is one under the category of Likened to Expropriation wherein the Company, having been denied the right to operate its constructed and permitted facility, claims it sproperty has therefore been, as a practical matter, expropriated, entitling the Company to the fair market value of the facility as damages. Of course, no assurance can be given that the efforts of the Company will be fruitful and there is always the possibility of a negotiated settlement, which is possible according to the wishes of the parties at any time during the arbitration process.

        ECONSA is active in developing additional projects in Mexico, including the following:

        1. An additional hazardous waste landfill and treatment facility near the heart of industrial Mexico. Because of the Company s experience in developing these facilities and the base of support developed at the state and community level in which the project is planned, it is believed this project can proceed more rapidly than prior projects provided no substantial unanticipated obstacles arise. Substantial development activity can be undertaken on this project. Although there can be no assurances, the Company believes this project is financable and has had several productive meetings with Mexican and international lenders. This project will be similar in size and capability to El Confin and will include an area for treating and disposing of non-hazardous industrial waste.

        2. An industrial waste treatment and disposal facility. The Company has responded to an invitation from a major industrialized state in Mexico to develop and install a facility for the treatment and disposal for non-hazardous industrial waste. A site for the project meeting technical, political, and social requirements has been selected. The Company is finalizing a development plan with the state and believes this project can be underway during 1997. This project is also considered financeable.

        3. Incineration. The Company continues to believe that Mexico has a strong need for a commercial incinerator. The Company will continue to seek commercial contracts for incineration with the hope of developing that market to the point that a fuol-scale commercial incinerator is justified.

        4. An aqueous waste treatment facility. The Company believes there is a significant market for a facility that can treat wastes with high water content. The Company is presently using certain technologies to eliminate water in various wastes at its Tenango plant and believes that a full-scale treatment facility will be justified in the future.

        5. PCB Exporting. The Company has in the past exported poly chlorinated biphenyls ( PCBs ) from Mexico to Great Britain for thermal destruction. Since the United States, in March 1996, began allowing the importation of PCBs for destruction, the Company has been shipping these materials to the United States under an exclusive agreement with Rollins Environmental of Deerpark, Texas, whereby Rollins takes responsibility for the ultimate destruction of the materials delivered. In addition, the Company acquired Seguridad Electrica Mexicana, SA. De C.V. ( SEM ), a Mexican company exclusively engaged in the business of marketing PCBs for export and destruction. The Company believes this will be a significant market in the future.

        BFI-OMEGA. In 1996, the Company undertood significant expansion of the BFI-OMEGA operations in Mexico. Branches now exist in Puebla, Irapuato,

   Guadalajara, Aguascalientes, Tampico, San Luis Potosi, the State of Mexico and Veracruz. It is intended that these eight branches be expanded eventually to 20 and will serve as collection and transportation facilities as well as the marketing arm for any treatment and disposal facilities open by the Company.

        The goal of the Company is to expand the existing business of BFI-OMEGA to include an integrated service which will be able to satisfy all of the requirements of industrial waste producers.

        By following this business plan, BFI-OMEGA intends to capture a significant share of the newly developing market for environmental services in the industrial heart of Mexico. This past year, the Company has developed a new technology for the disposing of industrial solid hazardous waste. The material has been successfully used as an alternate fuel at two cement plants. Steps are being taken to expand relationships at both the Cruz Azul Cement Company and the Apasco Cement Company so that additional liquid and solid fuel can be sent to their facilities.

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

        The Secretariat of Environment, National Resources and Fishing,
   ( SEMARNAP ) is the Mexican federal government agency charged with environmental policy formulation and enforcement of such policy under the General Law of Ecological Equilibrium and Environmental Protection which was enacted in 1988 (the "General Ecology Law"). Under the General Ecology Law, regulations have been adopted which require, among other things, the permit for construction and operation of facilities which treat, store, or dispose of hazardous wastes. SEMARNAP has divided its environmental functions between two autonomous agencies: Instituto Nacional de Ecologia (the National Institute of Ecology or "INE"), which is responsible for regulation and permitting, and Procuraduria Federal de Proteccion al Ambiente (the Office of the Federal Attorney for the Protection of the Environment or "PROFEPA"), which is responsible for inspection, compliance, and enforcement. A Construction Permit from INE cannot be obtained until the site for the facility has acquired zoning and land use permits from local and state agencies and INE approves feasibility studies, risk analysis, and environmental impact studies. The commencement of operations of each facility is contingent upon receipt of an Operating Permit from INE. Operation of each facility and compliance with the regulations of INE will be monitored by PROFEPA on a continuous basis.

        Insurance. The Company's Mexican operations are covered by a general liability insurance policy, which provides base coverage of $1,000,000 per occurrence and in the aggregate. The Company believes that its current insurance arrangements are adequate for the Company s current needs and that coverage will be available at reasonable prices for anticipated future needs.

        Market. The Company has made a substantial investment in creating a comprehensive evaluation of the industrial waste market in Mexico. Various organizations participated in specific aspects of the evaluation and the study included numerous direct interviews with waste generators. The study identifies the distribution of waste types by industry segment, estimates the quantity of hazardous wastes generated in Mexico, identifies specific pricing structure for current waste handling activities, and identifies existing and possible future competitors. As a result of this study, the Company estimates that the total industrial waste generated annually is approximately 150 million tons, of which approximately 8 million tons are hazardous and likely to be processed at commercial facilities. The remaining waste will most likely be processed in-house by industry. The Company's conclusions are consistent with reports from SEMARNAP and the United States Department of Commerce.

        Each of the Company's proposed landfill facilities, with an design capacity of 160,000 tons per year, will be able to process approximately 2% of the estimated 8 million tons of hazardous waste generated in Mexico annually.

        Competition.   The Company believes it will build and operate the first
   fully-integrated waste treatment facility in Mexico operating to international standards. Existing facilities do not typically offer either a high level of technology or a high degree of integration with regard to the processing of waste. As an integrated hazardous waste management facility, the Company has no known, commercially active competitors. The Company believes that it will encounter limited competition from small companies operating in various niches of the waste treatment industry; however, companies with substantially greater financial, technical, marketing, and other resources than the Company may enter the market and compete with the Company's anticipated business.

        The only substantial hazardous waste disposal operation currently operating in Mexico is a landfill located near Monterrey which is 60%-owned by Waste Management. This landfill receives wastes from plants throughout Mexico and has had significant growth during the last few years as a result of the increased enforcement activities of PROFEPA. Although this landfill will be a competitor, the Company believes that in many cases the technologies offered at the Company's proposed facilities will be both preferred because of the design and treatment strategies incorporated into the Company s landfill and competitively priced as a result of transportation cost savings. See Transportation.

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

        Transportation. The Company believes that its single most competitive short and long-term advantage in the Mexican marketplace is due to the location of El Confin and other BFI-OMEGA facilities. The El Confin site is centrally located in Mexico and situated near the intersection of the major north/south transportation route (Highway 57) and the major east/west transportation route (Highway 70), both of which are well-maintained and conveniently traveled. The central location of the site will minimize the freight element of waste-handling costs to industries located in many of the major Mexican industrial zones. The distances from major cities in Mexico to El Confin are approximately as follows:

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

        Employees. As of December 31, 1996, the Company had a full-time staff of approximately 20 employees working in its Mexican operations, including three executive personnel, and 17 clerical workers. Additionally, 177 are employed by BFI-OMEGA in various capacities.

   Insulation Contracting Services

        Background. The Company's insulation contracting services include the installation of high and low temperature insulation on pipe, ducts, furnaces, boilers, and various other types of equipment. Insulation services are provided for new construction and maintenance of existing facilities. The Company is a licensed general contractor and typically provides project management, labor, tools, equipment and materials necessary to complete the installation.

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

        The Company's insulation contracting business has historically included, among other things, maintenance, removal, repair, and re-installation of insulation on existing facilities and equipment. These activities included asbestos removal services in most cases in which the insulation at such facilities has included asbestos-containing material ("ACM").

        The Company removes all forms of ACM after first treating the asbestos with water and a wetting agent to minimize fiber release. Dry removal is conducted in special cases where wetting is not feasible, provided Environmental Protection Agency ("EPA") approval is obtained. The Company's workers also remove pipe insulation by cutting the wrapping into sections in an enclosed containment area or utilizing special "glovebags" which provide containment around the section of pipe insulation being removed. In some instances, the Company performs asbestos removal and provides related re-insulation contracting services, including insulation material sales; in other cases, the Company performs only asbestos removal services. The Company believes that the removal of ACM provides the best and most cost-effective solution for most asbestos abatement projects.

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

        Operations and Employee Safety. All contract work is performed by trained Company personnel and supervised by project managers trained and experienced in construction and asbestos abatement. Each employee involved in asbestos abatement must complete a general training and safety program conducted by the Company. Training topics include approved work procedures, instruction on protective equipment and personal safety, dangers of asbestos, methods for controlling friable asbestos and asbestos transportation and handling procedures. In addition, all full-time employees engaged in asbestos abatement activities are required to attend a minimum four-day course approved by EPA and the Occupational Safety and Health Administration ("OSHA") and all supervisors of abatement projects are required to attend a nine-hour first aid/CPR/safety course and an eight-hour EPA/AHERA refresher course annually. Six of the Company's full-time employees and 43 hourly employees have been trained and certified as "competent individuals" under EPA regulations relating to the training of asbestos abatement workers. All employees are issued detailed training materials and the Company typically conducts a job safety analysis in the job bidding stage.

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

        Materials and Supplies. The Company purchases most of its insulating materials and accessories from Roxul, Pabco, Fibrex, R.P.R. and C.W.C.I. Although the Company purchases most of its supplies from national manufacturers, there are many suppliers of the same materials and the Company is not dependent on any one source for the materials and accessories used in its insulation services, asbestos abatement and insulation material sales business.

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

        The Company's marketing and sales effort emphasizes its experience, reputation for timely performance, and knowledge of the insulation and asbestos abatement industry. The Company is a member of the Western Insulation Contractors Association, the National Insulation Contractors Association, and various local business associations.

        Curtom-Metalclad Joint Venture. In 1989, the Company entered into a joint venture with a minority service firm which qualifies for preferential contract bidding because of minority status. The joint venture, known as "Curtom-Metalclad," submits bids for insulation and asbestos abatement services. When contracts are obtained by the joint venture, the Company performs the work specified in the contract as a subcontractor to the joint venture. The Company also receives an interest in 49% of the profits or losses of the joint venture.

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

        Customers. The Company's insulation customers are predominantly public utilities, oil refiners, food processors, paper processors, manufacturers, and engineering and construction companies. Contracts with Curtom-Metalclad accounted for more than 60% of the Company's insulation contracting revenues during the 7 months ended December 31, 1996 which includes work performed for Southern California Edison. The Company anticipates that work performed for Southern California Edison, through Curtom-Metalclad, will continue to account for more than 25% of the Company s insulation contracting revenues.

        Competition. Competition in the insulation contracting services business is intense and is expected to remain intense in the foreseeable future. Competition includes a few national and regional companies which provide integrated services and many regional and local companies which provide insulation and asbestos abatement specialty contracting services. Most of the national and regional competitors providing integrated services are well established and have substantially greater marketing, financial, and technological resources than the Company. The regional and local specialty contracting companies which compete with the Company either provide one service or they provide integrated services by subcontracting part of their services to other companies. The Company believes that the primary competitive factors in these areas are price, technical performance, and reliability. The Company obtains a significant number of its insulation service contracts through the competitive bidding process. The Company believes that its bids are competitively priced and anticipates that in the future its bids will continue to be competitively priced with bids submitted by others.

        Insurance and Bonding. The Company's asbestos and general liability insurance policy, which provides base coverage of $1,000,000 per occurrence and excess liability coverage of $10,000,000. Although the Company has secured bonding capacity of $5,000,000, the Company's current insulation and asbestos abatement services customers do not generally require performance bonds. The Company believes that its current bonding arrangements are adequate for the Company's anticipated future needs.

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

        Asbestos Abatement Regulation. Asbestos abatement operations are subject to regulation by federal, state, and local governmental authorities, including OSHA and the EPA. In general, OSHA regulations set maximum asbestos fiber exposure levels applicable to employees and the EPA regulations provide asbestos fiber emission control standards. The EPA requires use of accredited persons for both inspection and abatement. In addition, a number of states have promulgated regulations setting forth such requirements as registration or licensing of asbestos abatement contractors, training courses for workers, notification of intent to undertake abatement projects and various types of approvals from designated entities. Transportation and disposal activities are also regulated. The Company believes that similar legislation may be adopted in other states and in local building codes.

        OSHA has promulgated regulations specifying airborne asbestos fiber exposure standards for asbestos workers, engineering and administrative controls, workplace practices, and medical surveillance and worker protection requirements. OSHA's construction standards require companies removing asbestos on construction sites to utilize specified control methods to limit employee exposure to airborne asbestos fibers, to conduct air monitoring, to provide decontamination units and to appropriately supervise operations. EPA regulations restrict the use of spray applied ACM and asbestos insulation, establish procedures for handling ACM during demolition and renovations, and prohibit visible emissions during removal, transportation and disposal of ACM.

        The Company believes that it is substantially in compliance with all regulations relating to its asbestos abatement operations, and currently has all material government permits, licenses, qualifications and approvals required for its operations.

        Backlog. The Company's backlog for insulation services at December 31, 1996, and May 31, 1996 was $4,050,000 and $4,800,000, respectively. Backlog is calculated in terms of estimated revenues on fixed-price and cost-plus projects in progress or for which contracts have been executed. The Company believes that backlog as of any date is not necessarily indicative of future revenues. The Company estimates that its entire backlog as of December 31, 1996 will be completed during the next twelve months. The majority of the Company's present business is on cost-plus contracts for which backlog is estimated. The Company fulfills product and supply orders promptly, and there is no backlog in the material sales business.

        Employees. As of December 31, 1996, the Company had a full-time staff of 13 salaried employees working in insulation contracting services, including three executive officers, one division manager, three insulation services contract administrators, and six clerical workers. None of these employees is represented by a labor union.

        As of December 31, 1996, the Company employed approximately 185 hourly employees for insulation contracting services, nearly all of whom are members of the International Association of Heat and Frost Insulators and Asbestos Workers ("AFL-CIO"). The Company is a party to agreements with various local chapters of various trade unions. The number of hourly employees employed by the Company fluctuates depending upon the number and size of projects which the Company has under construction at any particular time. It has been the Company's experience that hourly employees are generally available for its projects, and the Company has continuously employed a number of them on various projects over an extended period of time. The Company considers its relations with its hourly employees and the unions representing them to be good and has experienced no major work stoppages due to strikes by such employees.

   Directors and Executive Officers of the Company

        The names, ages, and positions of the Company's directors and executive officers (including certain significant executive officers of the Company's principal subsidiaries) are listed below:



                                Director
                                or Officer
   Name                    Age    Since    Current Position with the Company
   --------------------------------------------------------------------------
   Grant S. Kesler          53    1991      President, Chief Executive
                                              Officer, Director
   Javier Guerra Cisneros   50    1994      Director, Vice President-Mexican
                                              Operations,
   Gordon M. Liddle         55    1991      Director
   Douglas S. Land          39    1994      Director
   Anthony C. Dabbene       45    1996      Chief Financial Officer
   Bruce H. Haglund         45    1983      Secretary-General Counsel
   Glenn W. Meyer           44    1990      President, MIC/MEC
   Wayne M. May             49    1989      Vice President-Power Division, MIC
   David Duclett            46    1989      Vice President-Marketing & Sales,
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

        Bruce H. Haglund has served as Secretary-General Counsel of the Company since 1983 and served as a Director of the Company from 1983 to July 1991. Since April 1994, Mr. Haglund has been a principal in the law firm of Gibson, Haglund & Johnson. From February 1991 to April 1994, Mr. Haglund was a principal in the law firm of Phillips, Haglund, Haddan & Jeffers.
   From 1984 to February 1991, he was a partner in the law firm of Gibson & Haglund. Mr. Haglund is also the Secretary and a member of the Board of Directors of GB Foods Corporation and Aviation Distributors, Inc. and the Secretary of Renaissance Golf Products, Inc., companies whose stock is publicly traded. He is a graduate of the University of Utah College of Law.


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

        David Duclett has been employed by the Company since 1977 and has been Vice President of Marketing and Sales of Metalclad Insulation and Metalclad Environmental since 1989. Mr. Duclett s main responsibilities are to implement and achieve the marketing strategies and objectives of the Company while establishing and building long-term client relationships. He has negotiated and managed contracts for both industrial and commercial work, with concentration on refinery and utility maintenance work and hi-rise commercial buildings. Mr. Duclett received a B.A. degree in communications from California State University, Fullerton.

   ITEM 2.  PROPERTIES

        The Company leases space for its offices and warehouse facilities under leases of varying terms at rentals aggregating approximately $15,500 per month. The Company's executive offices are located in Newport Beach,

   California which consists of approximately 3,800 square feet leased at a current rate of $5,162 per month. The Newport Beach lease expires in July 1997. Facilities in Anaheim, California house the Southern California industrial insulation services and the insulation material sales operations. The Anaheim facility consists of 26,000 square feet of office and warehouse space which is leased at the current rate of $8,000 per month. The Anaheim lease expires in April, 1999. The Sacramento facility consists of approximately 10,000 square feet which is leased on a month-to-month basis for a monthly rental of $1,500.

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

        QUIMICA OMEGA rents space, on a month-to-month basis, for its administrative offices in Mexico City for $135 per month.

   ITEM 3.  LEGAL PROCEEDINGS

        The Company has contested an assessment by the State Compensation Insurance Fund ("SCIF"), which provides the Company's workers compensation insurance, of an additional $400,000 of workers compensation insurance premium for the 1990 policy year. The Company believes that SCIF has overcharged the Company by approximately $500,000 as a result of over-reserves for pending claims and inadequate claim investigation. In December, 1996, the Company received an unfavorable court ruling on its position relative to certain rights of defense against the claims of the insurer. The Company is in the process of appealing this ruling. Although the Company and its counsel feel strongly about its position on appeal, no assurances can be made that the outcome will be favorable to the Company.

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

   ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.



                                      PART II

   ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock is traded on the Nasdaq Small Cap Market under the symbol "MTLC." The following table sets forth, for the fiscal periods indicated, the high and low sales prices for the Common Stock as reported by Nasdaq:

                                                           Sales Price
                                                         High       Low
                                                        ------     ------
        Fiscal Year Ended May 31, 1995
        1st Fiscal Quarter Ended August 31, 1994       4  1/8     2  1/2
        2nd Fiscal Quarter Ended November 30, 1994     4          2  1/2
        3rd Fiscal Quarter Ended February 29, 1995     3  3/4     2
        4th Fiscal Quarter Ended May 31, 1995          2  1/2     1  1/8

        Fiscal Year Ended May 31, 1996
        1st Fiscal Quarter Ended August 31, 1995       3  5/16     2  15/16
        2nd Fiscal Quarter Ended November 30, 1995     3  13/16    3  1/8
        3rd Fiscal Quarter Ended February 28, 1996     5  5/85     5  1/4
        4th Fiscal Quarter Ended May 31, 1996          3  1/4      3  1/32

        Seven Months Ended December 31, 1996
        1st Fiscal Quarter Ended August 31, 1996       3  3/8      2  5/8
        2nd Fiscal Quarter Ended November 30, 1996     3  1/4      1  1/2
        One month period ended December 31, 1996       1  15/16    1  3/8

        The Company has not paid any cash dividends on its Common Stock since its incorporation and anticipates that, for the foreseeable future, earnings, if any, will continue to be retained for use in its business. As of March 20, 1996, the approximate number of record holders of the Company's Common Stock was 1800.

   ITEM 6.  SELECTED FINANCIAL DATA

        The following selected financial data is derived from the consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.


                                              7 Months  Year      Year      Year     5 Months  Year
                                              Ended     Ended     Ended     Ended    Ended     Ended
                                              Dec 31,   May 31,   May 31,   May 31,  May 31,   Dec 31,
                                              1996      1996      1995      1994     1993      1992
                                          (in thousands, except per share amounts)
    Statement of Operations Data

    Revenues                                  $ 6,150   $14,902   $18,952   $16,453   $7,294   $16,316
    Operating profit (loss) - Insulation          (21)     (854)      257       327     (552)      211
    Operating loss - Waste Management (1)      (1,282)     (560)   (9,112)   (3,443)  (2,816)   (4,064)
    Operating loss                             (3,243)   (5,091)  (13,628)   (4,049)  (3,368)   (3,853)
    Loss from continuing operations            (3,280)   (6,780)  (15,399)   (4,892)  (3,643)   (4,405)
    Loss from discontinued operation                -         -         -         -        -      (126)
    Net income loss                            (3,280)   (6,780)  (15,399)   (4,892)  (3,643)   (4,531)

    Earnings per share:
      Net income loss per common share           (.11)     (.30)    (1.13)     (.56)    (.46)     (.68)

    Balance Sheet Data

    Total assets                               14,931    17,702    10,710    18,311    5,469     7,467






    Long-term debt (2)                              -         -     2,050     2,662       19       233
    Convertible subordinated debentures (2)       229       239     8,636     8,755    4,733     4,563

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

         No dividends were paid or declared during the seven months ended December 31, 1996, or the years ended May 31, 1996, 1995 or 1994, the transition period from January 1, 1993 to May 31, 1993, or for the year ended December 31, 1992.


   ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which are subject to the safe harbor created by those sections. The Company s actual future results could differ materially from those projected in the forward-looking statements. The Company assumes no obligation to update the forward-looking statements or such factors.

   Presentation of Financial Statements

        In December 1994, the Mexican government adopted a free market policy toward the valuation of the Mexican peso. During the month of December 1994, the value of the peso declined approximately 44%, falling from 3.4 Mexican pesos to the U.S. dollar in November 1994 to 4.9 Mexican pesos to the U.S. dollar at December 31, 1994. The value of the Mexican peso continued to decline throughout 1995. At the close of business on May 31, 1995, May 31, 1996 and December 31, 1996, the value of the peso was 6.15,
   7.4 and 7.8, respectively. The adverse impact on the economy of Mexico as a result of the decline in the relative value of its currency has been dramatic. The Company had a foreign currency translation adjustment of $(2,158,916) at December 31, 1996, reflected in the equity section of the balance sheet.

        In May 1994, the Company acquired QUIMICA OMEGA for a purchase price of $6,300,000. The purchase price was based on management's estimate of the fair value of the Company's common stock issued to the QUIMICA OMEGA stockholders. The purchase resulted in costs in excess of net assets acquired of approximately $7,300,000. The recession and economic uncertainty in Mexico resulting from the devaluation and other political changes caused the Company to reevaluate its business plan and strategy for QUIMICA OMEGA. As a result, the Company determined in May 1995 to write off the balance of the capitalized goodwill of $6,378,000 in accordance with generally accepted accounting principles.

        In April 1996, QUIMICA OMEGA entered into the agreement with BFI Mexico to form BFI-OMEGA, a 50%-50% owned joint venture corporation, for the purpose of providing a full range of industrial waste collection, transportation, treatment and disposal services (excluding ownership of hazardous waste landfills) within the Republic of Mexico. The Company s investment in this joint venture is accounted for under the equity method.

   (See Note D.)

   Results of Operations

        General. The Company s revenues were generated primarily by (i) revenues in the United States from insulation services and sales of insulation products and related materials; and (ii) revenues in Mexico from the collection of waste oils and solvents for recycling, rental of parts washing machines, brokering the disposal of waste and remediation services.

        Since November 1991, the Company has pursued the development of integrated waste treatment and disposal facilities in several Mexican states. The Company has completed construction of a hazardous waste landfill in San Luis Potosi which is not yet open; all other contemplated projects are in the early stages of development. The Company s results of operations include the costs of development of all such waste treatment facilities in Mexico.

        Seven Months Ended December 31, 1996 Compared to Seven Months Ended December 31, 1995

        Insulation Business. Total revenues for the seven months ended December 31, 1996 was $5,519,000 compared to $6,910,000 for the same period in 1995, a decrease of 20%. This decrease is attributable to a decline in the overall volume of work performed under the Company s various maintenance agreements as well as a decline in the demand for asbestos abatement services. Income from the Curtom-Metalclad joint venture was $45,000 compared to $0 for the same period in 1995 due to the increase in Edison work contracted through the joint venture.

        Operating costs and expenses were $4,816,000 compared to $5,685,000 for the same period in 1995, a decrease of 15% associated with the decline in revenues. Selling, general and administrative expenses were $769,000 compared to $1,226,000 representing a decrease of 37% attributed to the Company s efforts to control overhead costs.

        Waste Management. Total revenues for the seven months ended December 31, 1996 were $632,000 versus $1,450,000 for the same period in fiscal 1996. The revenue decline is due to the transition of continuing revenues to BFI-OMEGA which is accounted for under the equity method. If revenues of the joint venture were included and reflected on a peso basis, revenues for the seven months would have been 12,823,000 pesos versus 9,255,000 pesos, an increase of 39% over the same period in fiscal 1996.

        Operating costs and expenses were $1,115,000 as compared to $1,575,000 for the same period in fiscal 1996. This reduction is also attributed to the transition of operations to BFI-OMEGA. Landfill costs were $256,000 for the seven months compared to $117,000 for the same period in fiscal 1996. This increase reflects the costs associated with the Company s on-going development activities in Mexico.

        Equity in Earnings (Losses) of BFI-OMEGA was ($542,000) for the seven months, with no comparison period. This loss is attributed to the initial costs associated with the development of infrastructure and the start up of new districts and sub-districts.

        Corporate Expense. Corporate expense for the seven months ended December 31, 1996 was $1,940,000 as compared to $1,790,000, an increase of 8%. This increase is attributed to (a) the initial costs of pursuing the

   Company s claim under NAFTA and (b) a reserve established by the Company for certain ongoing litigation.

        Interest Expense. Interest expense, net, was $(37,000) for the seven months ended December 31, 1996 compared to $(834,000) for the same period in fiscal 1996. This reduction is due to the conversions of both the Company s debt and convertible subordinated debentures to shares of common stock.

        Other Expense. Other expense was $0 as compared to $729,000 for the same period in fiscal 1996.

        Consolidated Results. The net loss for the seven months ended December 31, 1996 was ($3,280,000) as compared to ($3,277,000), representing no change. This comparable performance was achieved despite the start-up costs of BFI-OMEGA, NAFTA litigation costs and litigation reserves included in the current seven months net loss, while the seven months ended December 31, 1995 contained a one-time gain of $317,000 for donated equipment.

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

        Operating costs and expenses for the year declined to $12,390,000 from $15,547,000 for fiscal year 1995, a decrease of 20%. Operating margins, before selling, general and administrative expenses, decreased to $1,202,000 from $2,454,000 for 1995, a decline of 51%. This decline can be attributed to (a) a decrease in revenues which affects operating costs, (b) cost overruns on three fixed-price contracts, and (c) lower margins in the marketplace due to the competitive nature of the business. Selling, general and administrative expenses were $2,055,000 as compared to $2,198,000 for fiscal 1995, a decrease of 7%.

        Mexican Business. Waste management revenues, primarily from the operations of QUIMICA OMEGA, for the fiscal year ended May 31, 1996, were $3,457,000 as compared to $2,228,000 for the same period in 1995, an increase of 55%. The increase in revenues reflects the continued expansion of operations as well as increased revenues from existing branches. Loss from joint venture operations, representing QUIMICA OMEGA s 50% ownership in BFI-OMEGA, was $(143,000) with no comparison period for this new venture. The joint venture loss represents the period from March 10, 1996 through May 31, 1996 and incorporates the expenses relating to the commencement of, the transition to, and expansion of BFI-OMEGA s operations.

        Waste collection costs for the fiscal year ended May 31, 1996 were $3,719,000 as compared to $4,286,000 for the same period in 1995, a decrease of 13%. The cost reductions are attributed to a streamlining of operations and efficiencies inherent in higher volumes and additional experience in the market.

        The landfill costs were $154,000 in fiscal 1996 as compared to $676,000 for fiscal 1995, a decrease of 90%. Landfill costs are those costs associated with the development and general and maintenance of facilities in Mexico, including the opening of the landfill in San Luis Potosi.

        Corporate Expense. Corporate expenses for fiscal 1996 were $3,677,000 compared to $4,773,000, a decrease of 23%.

        Interest Expense. Interest expense for fiscal 1996 was $960,000 as compared to $1,771,000 in fiscal 1995. The decline is attributed to (a) the conversion of a substantial amount of the 8% and 9% debentures in August 1995, and (b) the conversion of all remaining debt in February 1996.

        Other Expense. Other expense for fiscal 1996 was $728,644 representing the value of the inducement provided to debenture holders to convert into common stock. There are no comparative numbers for prior periods.

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

        The landfill costs were $676,000 in fiscal year 1995 compared to $2,900,000 in the prior year. Landfill costs are those development incurred by Company at its corporate offices in Mexico related to its objectives in Mexico, including the opening of the landfill in San Luis Potosi.

        Corporate Expense. Corporate expenses for fiscal 1995 were $4,773,000 as compared to $933,000. This increase parallels the Company s increased development activities and construction activities in Mexico.

        Interest Expense. Interest expense for the year ended May 31, 1995 was $1,771,000 compared to $844,000 in the comparable period in 1994, an increase of 110%. The increase resulted from additional borrowings during the year as well as the high interest rates being paid by QUIMICA OMEGA during the year on its borrowings in Mexico.

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

        In February 1996, the Company completed a private placement of 1,650,000 shares of its common stock at a price of $4.00 per share, along with 2,600,000 warrants to purchase common stock at $5.00 per share. The Company realized net proceeds from its placement of common stock of $5,875,000.

        The totals for the fiscal year ended May 31, 1996, inclusive of the private placement in February 1996, include the issuance of approximately 2,400,000 shares at prices ranging from $1.05 to $4.00 with net proceeds of approximately $8,800,000. Shares totaling 4,000,000 were issued upon the exercise of options and warrants at prices ranging from $1.375 to $2.25, generating net proceeds of approximately $6,800,000 including $2,000,000 from the Kesler, Neveau, and Guerra option exercise. Shares totaling 3,500,000 were issued in exchange for approximately $8,600,000 in outstanding 8% and 9% debentures.

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

        The issuances of common stock have been utilized for working capital, equipment, and fixed asset purchases in connection with QUIMICA OMEGA, the expansion capital required for the newly formed BFI-OMEGA joint venture, and for the continued development activities of the Company; however, the Company will require additional capital to develop, construct and subsequently open the additional facilities it intends to pursue as well as to continue its strategy with BFI-OMEGA.

        Working capital at December 31, 1996 was $2,719,000 compared to $6,787,000 at May 31, 1996. The Company had cash and cash equivalents at December 31, 1996 of $3,074,000 and $7,344,000 at May 31, 1996.
   Additionally, the Company had restricted cash deposits of $770,000 at December 31, 1996 and $8,000 at May 31, 1996. Cash used in operations for the seven months ended December 31, 1996 was ($2,801,000) compared to ($5,823,000) for the fiscal year ended May 31, 1996. Cash used in operations in the seven months ended December 31, 1996 was funded primarily by cash and cash equivalents on hand at the beginning of the fiscal year.

        The Company believes that the insulation business will generate adequate cash flows from operations to meet its future obligations and expenses relating to such operations; however, until resolution of the Company s appeal of certain ongoing litigation is achieved, $770,000 of its
   cash resources will remain restricted to the Company.   The Company will
   require substantial additional financing to construct and operate additional waste treatment facilities in Mexico as well as to support the continuing expansion of BFI-OMEGA s operations. Furthermore, to the extent that the Company is required to expend additional efforts to open its existing landfill or pursue its NAFTA claim, additional general and administrative expenses without revenues to offset such expenses are anticipated until the landfill is opened. The Company is aware of its ongoing cash requirements and has implemented a cash flow plan, including continued reduction in its general and administrative expenses. Additionally, the Company has developed an overall strategy and financing options to meet its ongoing needs through December 31, 1997.

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

   Impact of Recently Issued Accounting Standards

        Effective June 1, 1996, the Company adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation . SFAS No. 123 requires the Company to disclose pro forma net income and earnings per share as if the fair value based accounting method of SFAS No. 123 had been used to account for stock based compensation. These disclosures are included in Note J.

        In February 1997, the FASB issued SFAS No. 128 Earnings Per Share . This statement will require that primary earnings per share (EPS) be replaced by basic EPS. The primary difference between the two methods is that Common Stock equivalents are not included on the basic earnings per share calculation thereby reducing the denominator in the calculation. The Company will be required to adopt this pronouncement in fiscal 1998.

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

        None.

                                     PART III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information required by Item 401 of Regulation S-K is set forth in the Company's 1997 Annual Meeting Proxy Statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1996. The Company's 1997 Annual Meeting Proxy Statement, exclusive of the information set forth under the captions "Report of the Compensation Committee" and "Company Performance," are incorporated herein by this reference.


   ITEM 11.  EXECUTIVE COMPENSATION

    The information required by Item 402 of Regulation S-K is set forth in the Company's 1997 Annual Meeting Proxy Statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1996. The Company's 1997 Annual Meeting Proxy Statement, exclusive of the information set forth under the captions "Report of the Compensation Committee" and "Company Performance," are incorporated herein by this reference.


   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by Item 403 of Regulation S-K is set forth in the Company's 1997 Annual Meeting Proxy Statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1996. The Company's 1997 Annual Meeting Proxy Statement, exclusive of the information set forth under the captions "Report of the Compensation Committee" and "Company Performance," are incorporated herein by this reference.


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

        During the year ended May 31, 1996, the Company agreed to pay consulting fees of $51,000 to Mr. Liddle, a director of the Company. These fees are for services in connection with management oversight and consulting to the insulation business. Additionally, the Company has entered into a 19-month consulting agreement with Mr. Liddle for on-going consulting services at a rate of $5,000 per month.

        During the fiscal year ended May 31, 1996, the Company entered into an agreement with The Chesapeake Group, whose Managing Director is Douglas S. Land, a director of the Company. The agreement engages Chesapeake as a financial consultant to the Company in matters pertaining to its Mexican waste operations. Additionally, the Company agreed to certain transaction fees associated with new business ventures, mergers or acquisitions in Mexico. During the period ended May 31, 1996, the Company agreed to pay to Chesapeake $100,000 for consulting services rendered during calendar year 1995 and $8,000 per month for on-going consulting services. In addition, the Company agreed to pay a transaction fee for the successful closing of the BFI-OMEGA joint venture of $325,000 and granted 250,000 options for the purchase of common stock of the Company exercisable at $3.00 per share.

        During the seven months ended December 31, 1996, the Company paid legal fees of $54,000 to the law firm of Gibson, Haglund & Johnson, of which Bruce
   H. Haglund, general counsel and Secretary of the Company, is a principal.

        During December, 1996, the Company loaned $150,000 to Mr. Javier Guerra Cisneros, a Director and Vice President of Mexico operations. This loan is evidenced by a promissory note bearing interest at 10% and secured by a pledge of future salary and 300,000 shares of common stock in the Company. In February, 1997, Mr. Guerra repaid $120,000 of this loan.

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

        3.  Exhibits

        The following exhibits are being filed with this Annual Report on Form 10-K and/or are incorporated by reference therein in accordance with the designated footnote references:

            3. Restated and Amended Certificate of Incorporation and Bylaws of the Company, and all amendments thereto

               3.1     Form of Certificate for Common Stock (3)

              10.1 Warrant to Purchase Common Stock dated November 30, 1991 issued to F.N. Wolf & Co., Inc. (1)

              10.2 Warrant to Purchase Common Stock dated February 6, 1992 issued to T. Marshall Swartwood (2)

              10.3 Warrant to Purchase Common Stock dated February 6, 1992 issued to Glenn Cushman (2)

              10.4 Employment Agreement, as amended, between the Company and Grant S. Kesler dated March 7, 1995 (6)

              10.5 Employment Agreement, as amended, between the Company and T. Daniel Neveau dated March 7, 1995 (6)

              10.6 Modification Agreement, as amended, between the Company and T. Daniel Neveau dated July 15, 1996

              10.7 Employment Agreement between the Company and Anthony C. Dabbene dated July 10, 1996 (7)

              10.8 Non-Qualified Stock Option Agreement between the Company and Bruce H. Haglund dated October 17, 1991 (1)

              10.9 Non-Qualified Stock Option Agreement between the Company and T. Daniel Neveau dated October 17, 1991 (1)

              10.10 Non-Qualified Stock Option Agreement between the Company and Gordon M. Liddle dated October 17, 1991 (1)

              10.11 Nonstatutory Stock Option Agreement between the Company and Grant S. Kesler dated March 7, 1995 (6)

              10.12 Nonstatutory Stock Option Agreement between the Company and T. Daniel Neveau dated March 7, 1995 (6)

              10.13 Nonstatutory Stock Option Agreement between the Company and Javier Guerra Cisneros dated March 7, 1995 (6)

              10.14 Nonstatutory Stock Option Agreement between the Company and Bruce H. Haglund dated March 7, 1995 (6)

              10.15 Nonstatutory Stock Option Agreement between the Company and Douglas S. Land dated June 25, 1996.

              10.16 Lease dated June 17, 1992 pertaining to the Company s facilities at 3737 Birch Street, Suite 300, Newport Beach, California 92660
   (2)

              10.17 Lease dated June 4, 1987 pertaining to the Company s facilities at 2198 South Dupont Drive, Anaheim, California 92803 (3)

              10.18 Third Amendment to Lease dated May 12, 1994 pertaining to the Company s facilities at 2198 South Dupont Drive, Anaheim, California 92803 (7)

              10.19    Form of 1993 Omnibus Stock Option and Incentive Plan (4)

              10.20 Agreement between Confinamiento Tecnico de Residuos Industriales, S.A. de C.V. and Eco-Metalclad, Inc. Dated April 23, 1993 and amendment dated September 9, 1993 (5)

              10.21 Consulting Agreement between Company and Chesapeake Group, Inc. Dated January 16, 1996

              10.22 Consulting Agreement between Company and Gordon M. Liddle Dated June 1, 1996

              22.      List of Subsidiaries of the Registrant

              23.      Consents of Experts and Counsel

   -------------------------------------------
       (1) Filed with the Company s Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by this reference.
       (2) Filed with the Company s Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by this reference.
       (3) Filed with the Company s Registration Statement on Form S-1 dated December 15, 1987 and incorporated by reference.
       (4) Filed with the Company s Transition Report on Form 10-K for the five months ended May 31, 1993 and incorporated herein by this reference.
       (5) Filed with the Company s Annual Report on Form 10-K for the year ended May 31, 1994
       (6) Filed with the Company s Annual Report on Form 10-K for the year ended May 31, 1995
       (7) Filed with the Company s Annual Report on Form 10-K for the year ended May 31, 1996

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

                                         METALCLAD CORPORATION

                                        By: /s/Anthony C. Dabbene
                                            -------------------------------
                                            Anthony C. Dabbene
                                            Chief Financial Officer
   Date:  March 31, 1997

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signatures                              Title                Date


   /s/Grant S. Kesler           Chief Executive Officer    March 31, 1997
   --------------------------   and Director
   Grant S. Kesler              (Principal Executive
                                 Officer)


   /s/Javier Guerra Cisneros    Director                   March 31, 1997
   --------------------------
   Javier Guerra Cisneros


   /s/Gordon M. Liddle          Director                   March 31, 1997
   --------------------------
   Gordon M. Liddle


   /s/Douglas S. Land           Director                   March 31, 1997
   --------------------------
   Douglas S. Land


   /s/Anthony C. Dabbene        Chief Financial Officer    March 31, 1997
   --------------------------   (Principal Financial and
   Anthony C. Dabbene            Accounting Officer)

   ITEM 14(A)(1) and (2)

                      METALCLAD CORPORATION AND SUBSIDIARIES

                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

   The following Consolidated Financial Statements of Metalclad Corporation and subsidiaries are included in Item 8:


   Reports of Independent Public Accountants on Consolidated Financial
   Statements:

      Report of Arthur Andersen  LLP .....................................F-1

      Report of Grant Thornton LLP........................................F-2


   Financial Statements:

      Consolidated Balance Sheets - December 31, 1996,
      May 31, 1996 and 1995...............................................F-3

      Consolidated Statements of Operations - Seven Months Ended
      December 31, 1996 and the Years Ended May 31, 1996, 1995
      and 1994............................................................F-5

      Consolidated Statements of Shareholders' Equity (Deficit) -
      Seven Months Ended December 31, 1996, and the Years Ended
      May 31, 1996, 1995 and 1994.........................................F-6

      Consolidated Statements of Cash Flows - Seven Months Ended
      December 31, 1996 and the Years Ended May 31, 1996, 1995 and 1994...F-8


   Notes to Consolidated Financial Statements............................F-10


   Supplementary Financial Statement Schedules:

      Schedule II - Valuation and Qualifying Accounts....................F-26

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


   The Board of Directors and Shareholders of
   Metalclad Corporation:


   We have audited the accompanying consolidated balance sheets of Metalclad Corporation (a Delaware Corporation) and subsidiaries as of December 31, 1996 and May 31, 1996, and the related consolidated statements of operations, shareholders equity and cash flows for the seven months ended December 31, 1996 and the year ended May 31, 1996. These financial statements are the responsibility of the Company s management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metalclad Corporation and subsidiaries as of December 31, 1996 and May 31, 1996, and the results of their operations and their cash flows for the seven months ended December 31, 1996 and the year ended May 31, 1996 in conformity with generally accepted accounting principles.

   Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission s rules and is not part of the basic financial statements. The December 31, 1996 and May 31, 1996 data have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                    ARTHUR ANDERSEN LLP

   Orange County, California
   March 31, 1997

   REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

   The Board of Directors and Shareholders
   Metalclad Corporation:

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

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Metalclad Corporation and Subsidiaries as of May 31, 1995, and the consolidated results of their operations and their consolidated cash flows for the years ended May 31, 1995 and 1994, in conformity with generally accepted accounting principles.

   We have also audited Schedule II of Metalclad Corporation and Subsidiaries for the years ended May 31, 1995 and 1994. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

                                                       GRANT THORNTON LLP

   Irvine, California
   March 31, 1997

                              Metalclad Corporation and Subsidiaries

                                    CONSOLIDATED BALANCE SHEETS

                                                                  December 31,              May 31,
                                                               ------------------  ---------------------------
    ASSETS                                                            1996            1996           1995
                                                                     ------          ------         ------
    Current assets:
      Cash and cash equivalents                                    $3,074,395     $7,344,357      $  381,406
      Accounts receivable, less allowance for doubtful accounts
        of $67,972 at December 1996, $66,566 at May 1996
        and $44,480 at May, 1995                                    2,478,528      2,263.214       2,337,968
      Costs and estimated earnings in excess of billings
        on uncompleted contracts                                      174,768         56,372         343,405
      Inventories                                                     314,157        325,795         374,029
      Prepaid expenses and other current assets,
        including restricted certificates of deposits of
        $130,000 in 1995                                              253,059          53,371         681,696
      Receivables from related parties                                240,379         140,369         197,408
                                                                   ----------      ----------      ----------
               Total current assets                                 6,535,286      10,183,478       4,315,912

    Property, plant and equipment, net                              5,319,409       5,462,657       5,266,869
    Investment and capitalized costs in unconsolidated
      affiliates                                                    1,516,878       1,169,221          87,453
    Receivables from related parties, non-current                           -               -           6,261
    Deposits and other assets, including restricted certifi-
      cates of deposit of $769,500 at December 31, 1996 and
      $7,730 in 1995                                                  837,516         108,842         138,946
    Goodwill, less accumulated amortization of $115,390 at
      December 1996,  $59,917 at May 1996 and $17,469 at
      May 1995                                                       697,363         752,835         143,783
    Real estate held for sale                                          25,000          25,000         155,515
    Capitalized debenture costs, less accumulated amortization
      of $456,819 in 1995                                                   -               -         595,478
                                                                   ----------      ----------      ----------
                                                                  $14,931,452     $17,702,033     $10,710,217
                                                                   ==========      ==========      ==========














    The accompanying notes are an integral part of these consolidated balance sheets.

                      Metalclad Corporation and Subsidiaries

                      CONSOLIDATED BALANCE SHEETS - CONTINUED

                                                                    December 31,              May 31,
                                                                 ------------------  --------------------------
                                                                        1996             1996          1995
                                                                       ------           ------        ------
    LIABILITIES AND SHAREHOLDERS  EQUITY (DEFICIT)

    Current liabilities:
      Accounts payable                                             $ 1,665,475        $ 1,149,586   $2,751,540
      Accrued payroll, property and  other taxes                       493,751            359,807      596,657
      Accrued expenses                                               1,381,972          1,525,216    1,465,759
      Accrued waste disposal costs                                           -            255,623      150,474
      Billings in excess of costs and estimated earnings
        on uncompleted contracts                                        45,468             69,757      113,817
      Current portion of long-term debt                                      -             36,721    1,118,947
      Current portion of convertible subordinated debentures            229,533                 -             -
                                                                    ----------         ----------   ----------
              Total current liabilities                              3,816,199          3,396,710    6,197,194
                                                                    ----------         ----------   ----------
    Long-term debt, less current portion                                     -                  -    2,050,237
                                                                    ----------         ----------   ----------
    Convertible subordinated debentures                                      -            239,533    8,636,109
                                                                    ----------         ----------   ----------
    Shareholders  equity (deficit):
      Preferred stock, par value $10; 1,500,000 shares
        authorized; none issued                                              -                  -            -
      Common stock, par value $.10; 40,000,000 shares
        authorized; 29,123,239, 28,733,229 and 15,885,628
        issued and outstanding at December 1996, May 1996
        and May 1995, respectively                                  2,912,324          2,873,323    1,588,563
      Additional paid-in capital                                    55,582,063         54,990,952   29,044,185
      Accumulated deficit                                          (44,643,578)       (41,363,763) (34,583,991)
    Officers  receivable collateralized by stock                      (576,640)          (559,192)    (740,000)
    Cumulative foreign currency translation adjustment              (2,158,916)        (1,875,530)  (1,482,080)
                                                                    ----------         ----------   ----------
                                                                    11,115,253         14,065,790   (6,173,323)
                                                                    ----------         ----------   ----------
                                                                   $14,931,452        $17,702,033  $10,710,217
                                                                    ==========         ==========   ==========











    The accompanying notes are an integral part of these consolidated balance sheets.

                      Metalclad Corporation and Subsidiaries

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Seven Months Ended                  Year ended
                                                     December 31,                      May 31,
                                                 -----------------    ----------------------------------------
                                                        1996              1996          1995          1994
                                                       ------            ------        ------        ------
    Revenues-Insulation
      Contract revenues                              $5,380,297       $11,208,360   $15,404,952   $15,565,110
      Material sales                                    138,309           230,336       272,627       286,565
      Other                                                   -             6,390        46,336       397,600
                                                     ----------        ----------    ----------    ----------
                                                      5,518,606        11,445,086    15,723,915    16,249,275
    Operating costs and expenses - Insulation
      Contract costs and expenses                     4,703,458        10,160,868    13,148,231    13,606,310
      Cost of material sales                            112,299           173,911       200,588       219,688
      Selling, general and administrative expenses      768,631         2,055,043     2,197,814     2,156,582
                                                     ----------        ----------    ----------    ----------
                                                      5,584,388        12,389,822    15,546,633    15,982,580
    Equity in earnings of unconsolidated
       affiliate                                         44,915            90,817        80,013        60,360
                                                     ----------        ----------    ----------    ----------
      Operating income (loss) - Insulation              (20,867)         (853,919)      257,295       327,055
                                                     ----------        ----------    ----------    ----------
    Revenues - Waste Management
      Collection, recycling and destruction             631,884         3,456,680     1,910,863       203,332
      Landfill                                                -                 -             -             -
      Other                                                   -                 -       317,306             -
                                                     ----------        ----------    ----------    ----------
                                                        631,884         3,456,680     2,228,169       203,332
                                                     ----------        ----------    ----------    ----------
    Operating costs and expenses - Waste Management
      Collection, recycling and destruction           1,115,121         3,719,137     4,286,178       746,844
      Landfill                                          256,049           154,210       675,997     2,899,589
      Write-off of goodwill                                   -                 -     6,377,716             -
                                                     ----------        ----------    ----------    ----------
                                                      1,371,170         3,873,347    11,339,891     3,646,433
    Equity in earnings of unconsolidated affiliate     (542,461)         (143,415)            -             -
                                                     ----------        ----------    ----------    ----------
    Operating loss - Waste Management                (1,281,747)         (560,082)   (9,111,722)   (3,443,101)
                                                     ----------        ----------    ----------    ----------
    Corporate expense                                 1,940,147         3,676,907     4,773,292       932,705
                                                     ----------        ----------    ----------    ----------
    Operating loss                                   (3,242,761)       (5,090,908)  (13,627,719)   (4,048,751)
    Interest expense                                     37,054           960,220     1,771,394       843,653
    Other expense                                             -           728,644             -             -
                                                     ----------        ----------    ----------    ----------
            Net loss                                $(3,279,815)      $(6,779,772) $(15,399,113)  $(4,892,404)
                                                     ==========        ==========   ===========    ==========
    Weighted average number of common shares         28,910,449        22,770,516    13,682,800     8,690,676
                                                     ==========        ==========   ===========    ==========
    Loss per share of common stock                     $(.11)            $(.30)       $(1.13)        $(.56)
                                                        =====             =====        ======         =====

    The accompanying notes are an integral part of these consolidated statements.

                          Metalclad Corporation and Subsidiaries

             CONSOLIDATED STATEMENTS OF SHAREHOLDERS  EQUITY (DEFICIT)
                  Seven Months Ended December 31, 1996, and the
                      Years Ended May 31, 1996, 1995 and 1994

                                                                                                          Foreign        Total
                                                                 Additional                               Currency     Shareholders
                                            Common Stock           Paid-in     Accumulated    Officers   Translation     Equity
                                        Shares        Amounts      Capital       Deficit     Receivable   Adjustment    (Deficit)
                                       ----------   ----------    ----------   -----------   -----------  ----------   ----------
    Balance at May 31, 1993             7,890,353    $789,036    $11,839,685  $(14,292,474)  $         -  $ (53,069)  $(1,716,822)
    Issuance of common stock
      for Quimica Omega                 2,800,000     280,000      6,020,000             -             -          -     6,300,000
    Issuance of common stock              776,000      77,600      2,170,151             -             -          -     2,247,751
    Common stock issued under stock
      option plans and warrants           127,707      12,771        305,605             -             -          -       318,376
    Conversion of debentures to
      common stock                         97,312       9,731        308,309             -             -          -       318,040
    Translation adjustment                      -            -             -             -             -     34,678        34,678
    Net loss                                    -            -             -    (4,892,404)            -          -    (4,892,404)
                                       ----------   ----------    ----------   -----------   ----------- ----------   -----------
    Balance at May 31, 1994            11,691,372   1,169,138     20,643,750   (19,184,878)            -    (18,391)    2,609,919
    Issuance of common stock            4,119,216     411,921      8,118,061             -             -           -    8,529,982
    Common stock issued under stock
      option plans and warrants            30,000       3,000         62,313             -             -           -       65,313
    Conversion of debentures to
      common stock                         45,040       4,504        175,656             -             -           -      180,160
    Donated capital                             -            -        44,405             -             -           -       44,405
    Advances to officers, collateral-
      ized by stock                             -            -             -             -      (740,000)          -     (740,000)
    Translation adjustment                      -            -             -             -             -  (1,463,689)  (1,463,689)
    Net loss                                    -            -             -   (15,399,113)            -           -  (15,399,113)
                                       ----------   ----------    ----------   -----------   -----------  ----------   ----------
    Balance at May 31, 1995            15,885,628    1,588,563    29,044,185   (34,583,991)     (740,000) (1,482,080)  (6,173,323)
    Issuance of common stock            4,044,986      404,498     9,297,372             -             -           -    9,701,870
    Common stock issued under stock
      option plans and warrants         3,951,836      395,184     6,448,386             -             -           -    6,843,570
    Conversion of debentures to
      common stock                      3,525,581      352,558     8,270,869             -             -           -    8,623,427
    Officers  loans; interest &
      repayments                                -            -             -             -       180,808           -      180,808
    Debt conversions                    1,325,198      132,520     1,974,545             -             -           -    2,107,065
    Donated capital                             -            -       (44,405)            -             -           -      (44,405)
    Translation adjustment                      -            -             -             -             -    (393,450)    (393,450)
    Net loss                                    -            -             -    (6,779,772)            -           -   (6,779,772)
                                       ----------   ----------    ----------   -----------    ----------  ----------   ----------
    Balance at May 31, 1996            28,733,229   28,873,323    54,990,952   (41,363,763)     (559,192) (1,875,530)  14,065,790

















                                                  Metalclad Corporation and Subsidiaries

                                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS  EQUITY (DEFICIT) - CONTINUED
                                               Seven Months Ended December 31, 1996 and the
                                                  Years Ended May 31, 1996, 1995 and 1994

                                                                                                          Foreign        Total
                                                                 Additional                               Currency     Shareholders
                                            Common Stock           Paid-in     Accumulated    Officers   Translation     Equity
                                        Shares        Amounts      Capital       Deficit     Receivable   Adjustment    (Deficit)
                                       ----------   ----------    ----------   -----------   -----------  ----------   ----------
    Balance at May 31, 1996            28,733,229    2,873,323    54,990,952   (41,363,763)     (559,192) (1,875,530)  14,065,790
    Issuance of common stock               15,010        1,501        52,874             -            -            -       54,375
    Common stock issued under stock
      option plans and warrants           371,000       37,100       528,637             -            -            -      565,737
    Conversion of debentures to
      common stock                          4,000          400         9,600             -            -            -       10,000
    Officers  loans; interest &
      repayments                                -            -             -             -      (17,448)           -      (17,448)
    Translation adjustment                      -            -             -             -            -     (283,386)    (283,386)
    Net loss                                    -            -             -    (3,279,815)           -            -   (3,279,815)
                                       ----------   ----------    ----------   -----------   ----------   ----------   ----------
    Balance at December 31, 1996       29,123,239  $ 2,912,324   $55,582,063  $(44,643,578) $  (576,640) $(2,158,916) $11,115,253
                                       ==========   ==========    ==========   ===========    ==========   ==========  ==========





























    The accompanying notes are an integral part of these consolidated statements.

                      Metalclad Corporation and Subsidiaries

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Seven Months Ended                 Year ended
                                                      December 31,                     May 31,
                                                  ------------------   ---------------------------------------
                                                         1996             1996          1995          1994
                                                       -------           ------        ------       -------
    Cash flows from operating activities:
    Net loss                                          $(3,279,815)   $(6,779,772)  $(15,399,113)  $(4,892,404)
      Adjustments to reconcile net loss to net
        cash used in operating activities:
          Depreciation and amortization                   282,568        359,642      1,255,116       365,842
          Write-off of goodwill                                 -              -      6,377,716             -
          Other                                                 -       (276,095)             -             -
          Provision for losses on accounts receivable       3,410         24,373              -        40,000
          Issuance of stock for services and interest
            on convertible subordinated debentures              -        399,608              -             -
          Issuance of debentures for services                   -         39,323              -             -
          Debenture conversion expense                          -        728,644              -             -
          Write down of real estate held
            for sale                                            -        130,415              -             -
          Loss on sale of assets                                -              -         45,553        48,833
          (Earnings) losses from unconsolidated
            affiliates                                    497,546              -              -             -
          Earnings in excess of distributions from
            Curtom-Metalclad                               88,530         27,412        (27,093)      (39,204)
          Changes in operating assets and liabilities:
            (Increase) decrease in accounts receivable   (249,632)       (82,641)        97,841       109,514
            (Increase) decrease in unbilled receivables  (118,396)       287,033         83,921      (362,976)
            (Increase) decrease in inventories             11,482         46,839         (9,442)       (2,640)
            (Increase) decrease in prepaid expenses
              and other assets                           (170,123)       629,952        623,212      (737,232)
            (Increase) decrease in receivables from
              related parties                            (117,458)        97,914         (7,704)       74,172
           (Decrease) increase in accounts payables
              and accrued expenses                        274,797     (1,411,379)     1,127,241      (548,147)
           (Decrease) increase in billings over costs     (24,289)       (44,060)       101,097      (152,917)
                                                        ---------      ---------      ---------     ---------

    Net cash used in operating activities              (2,801,380)    (5,822,792)    (5,731,655)   (6,097,159)
                                                        ---------      ---------      ---------     ---------

    Cash flows from investing activities:
      Purchases of property, plant and equipment         (211,111)      (735,780)    (3,411,080)   (1,925,973)
      Investments and capitalized costs in
         unconsolidated affiliates                     (1,024,995)    (1,353,972)             -             -
      Restricted cash                                    (769,500)             -              -             -
                                                        ---------      ---------      ---------    ----------
    Net cash used in investing activities             $(2,005,606)   $(2,089,752)   $(3,411,080)  $(1,925,973)
                                                       ----------     ----------     ----------    ----------

    The accompanying notes are an integral part of these consolidated statements.

                      Metalclad Corporation and Subsidiaries
                 CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                    Seven Months Ended               Year ended
                                                        December 31,                   May 31,
                                                    ------------------    ----------------------------------
                                                           1996              1996        1995        1994
                                                          ------            ------      ------      ------
    Cash flows from financing activities:
      Proceeds from revolving line of credit
        and long-term borrowings                        $        -        $   11,154  $  797,297  $2,500,000
      Payments on revolving line of credit
        and long-term borrowings                                 -          (906,456)   (517,144)   (599,770)
      Payments on Officers  receivable
        collateralized by stock (net)                            -           180,808    (740,000)          -
      Sale of common stock                                       -         8,864,862   8,529,982   2,247,751
      Issuance of common stock under stock
        option  plans and warrants                         620,112         6,843,570      65,313     318,376
      Issuance of convertible subordinated
        debentures, net of offering costs                        -                 -      61,000   4,340,599
      Payments of convertible subordinated
        debentures                                               -                 -     (38,368)          -
                                                        ----------        ----------   ---------   ---------
      Net cash provided by financing activities            620,112        14,993,938   8,158,080   8,806,956
                                                        ----------        ----------   ---------   ---------
      Effect of exchange rates on cash                     (83,088)         (118,443)    219,570      34,678
                                                        ----------        ----------   ---------   ---------
      Increase (decrease) in cash and cash
        equivalents                                     (4,269,962)        6,962,951    (765,085)    818,502
                                                        ----------        ----------   ---------   ---------
    Cash and cash equivalents at beginning of
      period                                             7,344,357           381,406   1,146,491     327,989
                                                        ----------        ----------   ---------   ---------
    Cash and cash equivalents at end of period         $ 3,074,395       $ 7,344,357  $  381,406  $1,146,491
                                                        ==========        ==========   =========   =========
    Supplemental disclosures of cash flow information:
        Cash paid for interest                         $   211,537       $   951,968  $1,260,373  $  898,583
                                                        ==========         =========   =========   =========

         Effective May 5, 1994, the Company acquired the stock of QUIMICA OMEGA in exchange for 2.8 million shares of the Company s common stock, as follows:
        Common stock acquired                                                                    $ 6,300,000
        Net liabilities assumed                                                                    1,013,831
                                                                                                  ----------
        Cost in excess of net assets acquired                                                    $ 7,313,831
                                                                                                  ==========
         During fiscal year ended May 31, 1996, 125,000 shares of common stock were issued at $3.50 per share as additional consideration for the acquisition of COTERIN (see Note C).
         During fiscal year ended May 31, 1996, approximately $8.6 million in convertible subordinated debentures converted into common stock of the Company at the induced conversion rate of $2.50 per share.  Debenture conversion rate at the time of the offer by the Company was $2.82 per share.
         During fiscal year ended May 31, 1996, approximately $2.1 million in debt converted into common stock of the Company at the conversion rate of $1.59 per share.

    The accompanying notes are an integral part of these consolidated statements.

                      Metalclad Corporation and Subsidiaries

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Seven Months Ended December 31, 1996
                    and Years Ended May 31, 1996, 1995 and 1994


   NOTE A - SIGNIFICANT ACCOUNTING POLICIES

   Description of Business

   Metalclad Corporation (the Company ) is engaged in insulation services, including asbestos abatement services and insulation material sales, to customers primarily in California (the Insulation Business ). The Company is also engaged in the development of hazardous waste treatment facilities and the collection and recycling of hazardous waste for disposition to landfills or cement kilns in Mexico (the Mexican Business ) (see Note C).

   Principles of Consolidation/Investments

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Investments in other companies and joint venture corporations which are 20-50% owned are reported on the equity method. Significant intercompany accounts and transactions have been eliminated in consolidation. Costs incurred relating to the acquisition or formation of an equity method investment are considered part of the investment and are amortized over five years.

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

   Waste Collection Revenue

   Revenues pertaining to the collection of industrial waste products are recognized when waste is collected. Estimated costs of reprocessing and disposal are accrued when revenues are recognized. Certain of the collected wastes are blended and subsequently sold as fuel to cement kilns. Revenues from fuel sales are recognized upon delivery to the customers and revenues from PCB remediation contracts are recognized as earned; related processing and transportation costs are recognized when incurred.

   Inventories

   Inventories, which consist principally of insulation products and related materials, are stated at the lower of cost (determined on the first-in, first-out method) or market.

   Hazardous Waste Treatment Facility

   During fiscal 1994, the Company acquired COTERIN (see Note C), which owns a landfill site that had been operated as a waste transfer station prior to the acquisition. Management of the Company is continuing its efforts to obtain public support from state and local government officials to assure safe and uninterrupted operations of an expanded modern landfill. Capitalized costs consist of acquisition, development and construction costs, including engineering, consulting, environmental studies, permitting and legal costs associated with the landfill. (See Note B)

   Landfill operating costs and expenses of the waste management business in Mexico consist of direct costs incurred in Mexico.

   Depreciation and Amortization

   Property, plant and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of related assets which range from between five to seven years for machinery, equipment and leasehold improvements to 25 years for hazardous waste treatment facilities.

   Goodwill

   Goodwill as of December 31, 1996 represents the cost of purchasing COTERIN (see Note C) over the fair value of its net assets. The Company is amortizing its goodwill over 10 years.

   Cash Equivalents

   The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying amount approximates fair value because of the short maturity of those instruments.

   Restricted Cash

   Restricted cash as of December 31, 1996 in the amount of $769,500 represents funds held as collateral for an appeal bond posted by the Company associated with litigation. All interest earned on these funds is distributed to the Company. (See Note M.)

   Loss Per Share

   Loss per share has been computed based upon the weighted average number of common shares outstanding during the period. Stock options and warrants are anti-dilutive and have been excluded from the computation.

   Loss Per Share

   In February 1997, the FASB issued SFAS No. 128 Earnings per Share . This statement will require that primary earnings per share (EPS) be replaced by basic EPS. The primary difference between the two methods is that common stock equivalents are not included in the basic earnings per share calculation thereby reducing the denominator in the calculation. The Company will be required to adopt this pronouncement in fiscal 1998.

   Stock Based Compensation

   Effective January 1, 1996, the Company adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation . SFAS No. 123 requires the Company to disclose proforma net income and earnings per share as if the fair value based accounting method of SFAS No. 123 had been used to account for stock based compensation. These disclosures are included in Note J.

   Liquidity

   The Company has experienced recurring losses as it develops operations and facilities in the emerging Mexican market. The Company believes that its working capital, in conjunction with its management and cash flow strategies, is sufficient to sustain operations for a reasonable time. Income Taxes

   The Company accounts for income taxes using the liability method as prescribed by Financial Accounting Standards No. 109, Accounting for Income Taxes .

   Foreign Currency Translation

   All assets and liabilities of the Mexican subsidiaries are translated at the current exchange rate as of the end of the accounting period. Items in the statements of operations are translated at average currency exchange rates. The value of the Mexican Peso relative to the U.S. Dollar declined from approximately 3.4 Mexican Pesos in June 1994 to approximately 7.8 Mexican Pesos to the U.S. Dollar at December 31, 1996. The resulting translation adjustments are recorded as a separate component of shareholders equity (deficit).

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


   NOTE B - REALIZATION OF ASSETS

   Effective June 1, 1996, the Company has implemented the Financial Accounting Standards Board (FASB) Statement No. 121 Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to Be Disposed of . This statement requires that long-lived assets and certain identifiable intangibles to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company has conducted this review and believes that no impairment currently exists and no material adjustments are necessary to the valuation of its assets.

   Landfill

   Included in property, plant and equipment at December 31, 1996 is approximately $3,875,000 representing the Company s investment in its hazardous waste treatment facility in Mexico. Additionally, the Company has recorded goodwill of approximately $697,000 associated with this facility. The Company has been granted all necessary federal governmental authorizations to open and operate the facility but, as yet, has not received the support of the state and local governments. Consequently, on October 2, 1996, the Company filed a Notice of Intent to File Claim Under the North American Free Trade Agreement ( NAFTA ). The Claim was filed with the International Centre for Settlement of Investment Disputes ( ICSID ) in Washington, D.C. On January 13, 1997, the Secr3tary General of ICSID registered the Company s claim and notified both the United States and Mexican governments of the registration. The Company s claim is one under the category of Likened to Expropriation wherein the Company claims, having been denied the right to operate its constructed and permitted facility, its property has therefore been, as a practical matter, expropriated, entitling the Company to the fair market value of the facility as damages. No assurance can be given the efforts of the Company will be fruitful and there is always the possibility of a negotiated settlement, which is possible according to the wishes of the parties at any time during the arbitration process.


   NOTE C - WASTE MANAGEMENT BUSINESS

   During the year ended May 31, 1994, the Company formed a Mexican holding company, Ecosistemas Nacionales, S.A. de C.V. (ECONSA), to ultimately hold the common stock of Ecosistemas del Potosi, S.A. de C.V. (ECOPSA), Confinamiento Tecnico de Residuos Industriales, S.A. de C.V. (COTERIN), Consultoria Ambiental Total, S.A. de C.V. (CATSA), Quimica Omega, S.A. de C.V. (QUIMICA OMEGA) and Seguridad Electrica Mexicana, S.A. ( SEM ).

   COTERIN

   In September 1993, the Company entered into an agreement to acquire 94% of COTERIN which owns a permitted landfill which was operated as a waste transfer station prior to the acquisition. In January, 1996 the original agreement was amended whereby the Company paid an additional $200,000 in cash plus 125,000 shares of common stock in the Company in exchange for a reduction in certain future contingent payments based on the landfill opening to $300,000 and a reduction in the royalty payment to 1% of gross revenues. In addition, the Company acquired the remaining shares of COTERIN that it did not own, essentially vesting 100% of the ownership of the landfill to the Company. The Company has the obligation to remediate the landfill due to its prior use as a transfer station, conditional upon the landfill opening. The agreement with the sellers jointly obligates them to compensate COTERIN for the costs of remediation in excess of $500,000 in total or $100,000 annually. This obligation can be offset by any moneys that may be due the sellers from the Company.

   QUIMICA OMEGA

   On May 5, 1994, the Company acquired all of the issued and outstanding common and preferred stock of QUIMICA OMEGA in exchange for 2,800,000 restricted shares of the Company s common stock. QUIMICA OMEGA specializes in the collection of hazardous waste for recycling and disposal at landfills or cement kilns, which supplement their fuel requirements with fuels reblended by QUIMICA OMEGA. The transaction has been accounted for as a purchase. The purchase price of $6,300,000 was based upon management s estimate of the fair value of the Company s common stock issued to the

   Quimica shareholders. In May, 1995, the Company wrote off goodwill in the amount of $6,377,000 associated with this transaction.

   Under the terms of the agreement, the former shareholders of QUIMICA OMEGA agreed to vote their common shares in agreement with the chairman and president of the Company, except on matters affecting change in ownership, for a period of three years.

   On April 9, 1996, the Company and BFI-MEXICO, formed BFI-OMEGA as a 50%-50% owned joint venture corporation. Effective with this agreement, BFI-OMEGA assumed management of QUIMICA OMEGA S operations and implemented a transition to BFI-OMEGA. The joint venture commenced operations under the BFI-OMEGA name in July, 1996. As of December 31, 1996, the Company had capitalized costs of $516,000 representing direct costs of forming the joint venture. These costs are being amortized over five years commencing July, 1996.

   In January 1997, QUIMICA OMEGA and BFI-MEXICO reached a tentative agreement for QUIMICA OMEGA to acquire BFI s 50% interest in the joint venture. As part of this proposed transaction, BFI would contribute certain waste transportation equipment to QUIMICA OMEGA. In addition, BFI will also provide certain technical and landfill management services to the Company and ECOPSA, including the continuing services of the general manager of the joint venture.


   NOTE D - INVESTMENTS IN UNCONSOLIDATED AFFILIATES

   BFI-OMEGA

   In April 1996, the Company, through its Mexican subsidiary QUIMICA OMEGA, formed a 50%-50% jointly owned company with BFI-Mexico to provide full range of industrial waste collection, transportation, recycling, treatment and disposal services in Mexico. This Company, known as BFI-OMEGA is accounted for under the equity method. As of May 31, 1996, BFI-OMEGA had not commenced revenue generating activities but was primarily involved in the management of QUIMICA OMEGA and the transition to BFI-OMEGA operations. In July, 1996, the joint venture commenced operations as BFI-OMEGA.

   The following is unaudited summarized financial information for BFI-OMEGA, presented in U.S. dollars:

                                  Balance Sheets
                                    (Unaudited)

                                               Seven Months             Year
                                                   Ended                Ended
                                             December 31, 1996     May 31, 1996
                                             -----------------     ------------
   Cash                                         $  261,520          $1,662,946
   Accounts receivable                             639,113                   -
   Prepaid expenses                                 13,363              88,952
   Other assets                                    228,228              40,870
   Property, plant and equipment                   549,078              34,400
                                                ----------           ---------
   Total assets                                 $1,691,302          $1,827,168
                                                ==========           =========

   Accounts payable and accrued
     expenses                                   $  682,843          $        -
   Common stock                                  2,332,085           2,065,872
   Accumulated deficit                          (1,323,626)           (238,704)
                                                ----------           ---------
   Total liabilities and equity                 $1,691,302          $1,827,168
                                                 =========           =========


                             Statements of Operations
                                    (Unaudited)

                                             December 31, 1996     May 31, 1996
                                             -----------------     ------------
   Revenues                                    $   872,427          $        -
   Cost of Sales                                  (872,674)                  -
   Expenses                                     (1,084,675)           (238,704)
                                                 ---------            --------
   Loss from operations                        $(1,084,922)         $ (238,704)
                                                ==========           =========

   Curtom-Metalclad

   In 1989, the Company entered into a joint venture with a minority service firm ( Curtom-Metalclad ) to perform industrial insulation and industrial asbestos abatement services similar to those performed by the Company. When contracts are obtained by the joint venture, the Company performs the work specified in the contract as a subcontractor to the joint venture.

   The following is unaudited summarized financial information for Curtom-
   Metalclad:




                                  Balance Sheets
                                    (Unaudited)

                                    December 31,               May 31,
                                    -----------      -------------------------
                                       1996             1996            1995
                                      ------           ------          ------
   Cash                             $    7,207      $  214,183       $ 215,349
   Accounts receivable                 717,648         219,058         370,952
                                     ---------       ---------        --------
   Total assets                     $  724,855      $  433,241       $ 586,301
                                     =========       =========        ========
   Accounts payable                 $  691,332      $  310,054       $ 407,826
   Curtom-equity                        17,097          63,146          91,022
   Metalclad-equity                     16,426          60,041          87,453
                                     ---------       ---------        --------
   Total liabilities and partners
     capital                        $  724,855      $  433,241       $ 586,301
                                     =========       =========        ========

                             Statements of Operations
                                    (Unaudited)

                               Seven Months               Year
                                 Ended                    Ended
                               December 31,               May 31,
                               -----------   ---------------------------------
                                  1996          1996       1995        1994
                                 ------        ------     ------      ------
   Revenue                     $3,427,699   $1,417,601  $2,505,697  $3,219,203
   Costs of sales              (3,335,786)  (1,231,613) (2,341,019) (2,956,198)
   Expenses                          (904)        (646)     (1,386)    (17,997)
                               ----------   ----------  ----------  ----------
   Income from operations      $   91,099   $  185,342  $  163,292  $  245,008
                                =========    =========   =========   =========


   NOTE E - PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consists of the following:

                                    December 31,               May 31,
                                    -----------      -------------------------
                                       1996             1996            1995
                                      ------           ------          ------
   Buildings                        $   93,690      $   98,857      $  115,615
   Land                                239,955         273,172         337,880
   Machinery and equipment           1,524,616       1,702,036       1,541,634
   Automotive equipment                505,667         484,415         607,879
   Leasehold improvements                4,454          45,159          41,596
                                     ---------      ----------       ---------
                                     2,368,382       2,603,639       2,644,604
   Less accumulated depreciation
     and amortization                 (924,614)       (901,304)       (702,004)
                                     ---------      ----------       ---------
                                     1,443,768       1,702,335       1,942,600
   Hazardous waste treatment
     facilities                      3,875,641       3,760,322       3,324,269
                                     ---------      ----------       ---------
                                    $5,319,409     $ 5,462,657      $5,266,869
                                     =========      ==========       =========


   NOTE F - REAL ESTATE HELD FOR SALE

   Real estate held for sale was acquired in 1986 as settlement on amounts owing from an affiliate. The real estate is carried at the lower of the cost or fair value less estimated costs to sell. During fiscal 1996 the Company wrote down the value of this property. This property was collateral on the Company s note payable to supplier (Note G). During the year ended May 31, 1996, this note was paid in its entirety.


   NOTE G - DEBT

   Long-term debt consists of the following:

                                    December 31,              May 31,
                                    -----------     --------------------------
                                       1996             1996           1995
                                      ------           ------         ------
   Note payable to CVD Financial    $        -      $        -      $2,784,988
   Note payable to supplier,
     collateralized by real estate
     held for sale (Note F)                  -               -          91,667
   Equipment notes, payable
     monthly through various
     dates in 1996                           -          36,721         292,529
                                     ---------      ----------       ---------
                                             -          36,721       3,169,184
   Less current portion                      -          36,721       1,118,947
                                     ---------      ----------       ---------
                                    $        -      $        -      $2,050,237
                                     =========       =========       =========

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


   NOTE H - CONVERTIBLE SUBORDINATED DEBENTURES

   In November 1993, the Company issued $3,840,000 of convertible subordinated debentures due in 60 months, bearing interest at 9% and convertible into shares of common stock at the rate of $5.50 per share subject to certain adjustments. During the year ended May 31, 1994, the Company also issued an additional $732,359 principal amount of convertible subordinated debentures due in 60 months, bearing interest at 8%, and convertible into shares of common stock at the rates of $4.00 and $5.00 per share subject to certain adjustments.

   In August 1995, the Company offered to convert all outstanding debentures into shares of common stock at a conversion price below the stated price on the debentures. As of May 31, 1996, approximately $8,600,000 of these debentures converted at the rate of $2.50 per share and the Company recognized a charge of $729,000 due to the lower conversion price offer. As of December 31, 1996 the remaining debentures outstanding, all bearing interest at 8% per annum, were $229,533. All such amounts are due in fiscal 1997.

   The Company has reserved an aggregate of approximately 91,800 shares of the Company s common stock for issuance upon conversion of the remaining 8% debentures.


   NOTE I - INCOME TAXES

   There was no provision for income taxes for the periods presented due to losses incurred. The major deferred tax asset (liability) items at December 31, 1996, May 31, 1996 and 1995 are as follows:


                                      December 31,             May 31,
                                      -----------    --------------------------
                                         1996            1996          1995
                                        ------          ------        ------

   Assets:
     Allowances established against
       realization of certain assets  $   12,000    $   13,000     $    16,000
     Net operating loss carryforwards  7,331,000      6,606,000      4,357,000
     Accrued liabilities and other       259,000        183,000        179,000
                                       ---------      ---------      ---------
                                       7,602,000      6,802,000      4,552,000

     Valuation allowance              (7,602,000)    (6,802,000)    (4,552,000)
                                       ---------      ---------      ---------
                                      $        -    $         -    $         -
                                       =========      =========      =========

   The difference between the actual income tax benefit and the tax benefit computed by applying the statutory Federal income tax rate to the net loss before income taxes is attributable to the inability to recognize currently the future benefit of net operating loss carryforwards.

   At December 31, 1996, the Company has available for U.S. Federal and California income tax purposes net operating loss carryforwards of approximately $16,002,000 and $7,002,000, respectively. These carryforward amounts expire in the years 2000 through 2011 and 1997 through 2001, respectively. At December 31, 1996, the Company has available investment credits of approximately $32,300 to offset future U.S. Federal income tax liability. The ultimate utilization of the net operating loss and investment credit carryforwards may be restricted in the future due to changes in the ownership of the Company. The Company also has Mexican net operating loss carryforwards of approximately $2,913,000 which may be utilized to offset future taxable income. These Mexican losses are subject to a ten year tax carryforward period and expire in the years 2001 through 2006.

   The Company has recorded a valuation allowance for that portion of the deferred tax asset that the Company does not believe to be realizable.


   NOTE J - SHAREHOLDERS  EQUITY

   Stock Options

   In 1988, the Company adopted an incentive stock option plan (300,000 shares authorized). Under the incentive stock option plan, options may be granted to employees at a price which is not less than 100% of the fair market value on the date of grant. Options granted under the incentive stock option plan vest over a three-year period commencing six months from the date of grant and are exercisable for five years from the date of grant. At December 31, 1996, there were options outstanding under the incentive stock option plan for 10,000 shares (all of which are vested), and 90,500 options are available for grant. The incentive stock option plan will expire 10 years from the date of adoption.

   On August 18, 1992, the Company adopted an omnibus stock option plan (the
    1992 Plan ) which authorized the issuance of 1,600,000 options to acquire
   the Company s common stock.   At December 31, 1996, there were options
   outstanding under the 1992 Plan for 707,000 shares (of which 390,000 were vested), and 121,000 options available for grant. These options will expire 10 years from the date of grant.

   On March 24, 1993, the Company adopted an omnibus stock option plan (the
    1993 Plan ) which authorized the issuance of 1,000,000 options to acquire the Company s common stock. The terms of the 1993 Plan are the same as the 1992 Plan. At December 31, 1996, there were options outstanding under the 1993 Plan for 619,000 shares (of which 468,500 shares were vested), and 116,000 options available for grant. These options expire 10 years from the date of the grant.

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

   During fiscal 1996, the Board of Directors approved the grant to various officers, directors and employees of the Company of non-statutory stock options to purchase an aggregate of 5,040,000 shares of common stock. The options were granted at exercise prices equal to or exceeding the fair market value of the Company s common stock on the measurement date, expire 10 years from the date of grant and have various vesting schedules. In September, 1996, the Company rescinded its granting of 3,195,000 of these options and deferred issuance of 1,300,000 of these options pending shareholder approval. During the seven months ended December 31, 1996, the Company granted options to purchase 300,000 shares of common stock, inclusive of options for 250,000 shares at $3.00 associated with the BFI-OMEGA transaction. (See Note N.)

   The following is a summary of options granted:

                                  Seven months ended                                          Year ended
                                      December 31,                                              May 31,
                                ----------------------                 ----------------------------------------------------------
                                       1996                                  1996                                1995
                                      -----                                 -----                                -----
                                             Weighted                               Weighted                            Weighted
                                              Average                                Average                             Average
                                              Exercise                               Exercise                            Exercise
                                  Shares       Price                    Shares        Price                 Shares        Price
    Options outstanding
    at beginning of the
    year                         7,904,250    $3.07                   4,487,500       $2.17               2,246,000       $2.08
      Granted                      300,000     3.00                   5,040,000        3.56               2,412,500        2.25
      Exercised                   (161,000)    1.38                  (1,547,000)       2.10                 (30,000)       1.87
      Canceled                  (3,195,000)    3.63                     (76,000)       2.25                (141,000)       2.25
                                ----------    -----                  ----------       -----              ----------       -----
    Options outstanding
    at end of the year           4,848,250    $2.75                   7,904,250       $3.07               4,487,500       $2.17

    Options Exercisable          2,982,000                            2,855,750                           2,247,334

    Of the 300,000 options granted during the seven months ended December 31, 1996, 50,000 were issued at fair market value and 250,000 were issued below fair market value, with the Company recording a charge of $125,000 representing the discount.

   The following significant assumptions were utilized to calculate the fair value information presented utilizing the Black-Scholes Multiple Option
   Approach:



                                           December, 1996        May, 1996
                                           --------------        ---------
   Risk free interest rate                     6.10%              6.10%
   Expected life                             1.2 years           4.7 years
   Expected volatility                         1.05                1.05
   Expected dividends                           -                   -
   Weighted average fair value of
      Options granted                          3.36                3.54



                                   Options Outstanding                                                   Options Exercisable
    ---------------------------------------------------------------------------                 -----------------------------------
                                                      Weighted
                                                      average           Weighted                                           Weighted
                              Number                 remaining          average                       Number               average
         Range of            outstanding            contractual         exercise                   exercisable             exercise
    exercise prices        as of 12/31/95          life in years          price                   as of 12/31/95             price
    ---------------       ---------------         --------------       ---------                  --------------           --------







    $2.250 - $2.250          2,778,250                 6.98             $2.2500                    2,212,000               $2.2500
    $2.500 - $2.500            200,000                 9.37             $2.5000                      200,000               $2.5000
    $3.000 - $3.000            430,000                 9.03             $3.0000                      430,000               $3.0000
    $3.625 - $3.625          1,350,000                 9.01             $3.6250                       50,000               $3.6250
    $4.500 - $4.500             90,000                 9.01             $4.5000                       90,000               $4.5000
    ---------------          ---------                 ----             -------                    ---------               -------
    $2.250 - $4.500          4,848,250                 7.86             $2.7515                    2,982,000               $2.4600
    ===============          =========                 ====             =======                    =========               =======

    As the Company has adopted the disclosure requirement of SFAS 123, the following table shows pro forma net loss and loss per share as if the fair value based accounting method had been used to account for stock based compensation cost.

                                      Seven Months           For the Year
                                         Ended                  Ended
                                    December 31, 1996        May 31, 1996
                                    -----------------        ------------

   Net Loss                           $(3,280,000)           $(6,780,000)
   Pro forma compensation expense        (355,000)            (1,023,000)
                                       ----------             ----------
   Pro forma net loss               $(3,635,000)           $(7,803,000)
                                       ==========             ==========

   Pro forma loss per share              $(.13)                 $(.34)
                                          =====                  =====

   The effects of applying FASB 123 in this pro forma disclosure are not indicative of future amounts.
   Stock Purchase Warrants

   In connection with various debt offerings, stock placements and services provided, the Company has issued various stock purchase warrants. All such warrants were issued at prices which approximated or exceeded fair market value of the Company s common stock at the date of grant and are exercisable at dates varying from one to five years.

   Summarized information for stock purchase warrants follows:

                                                      Number         Price
                                                    of Warrants     Per Share
                                                    -----------    ----------
     Warrants outstanding at May 31, 1994            1,229,085     $1.51-2.25
       Issued                                        4,000,500      1.50-2.25
       Exercised                                             -              -
                                                    ----------    -----------
     Warrants outstanding at May 31, 1995            5,229,585      1.51-2.25
       Issued                                        4,690,636      1.91-5.00
       Exercised                                    (2,554,836)     1.51-2.25
                                                    ----------    -----------
     Warrants outstanding at May 31, 1996            7,365,385      1.59-5.00
       Issued                                                -              -
       Exercised                                      (210,000)     1.51-2.00
                                                    ----------    -----------
     Warrants outstanding at December 31, 1996       7,155,385     $1.51-5.00
                                                    ==========

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

   The Company realized net cash proceeds of $16,500,000 from the aforementioned year ended May 1996 transactions. Additionally, debt totaling $10,700,000, representing debentures, was converted into equity.

   During the seven months ended December 31, 1996, the Company issued a total of 390,000 shares, with 161,000 being the result of option exercises, 210,000 being the result of warrants being exercised, 4,000 from a debenture conversion and 15,000 from a previously accrued award. The Company realized net proceeds of $620,000 from these transactions.


   NOTE K - EMPLOYEE BENEFIT PLANS

   Effective January 1, 1990, the Company established a contributory profit sharing and thrift plan for all salaried employees. Discretionary matching contributions are made by the Company based upon participant contributions, within limits provided for in the plan. No contributions were made in the seven months ended December 31, 1996 or the years ended May 31, 1996, 1995 and 1994, respectively.

   Additionally, the Company participates in several multi-employer plans, which provide defined benefits to union employees of its participating companies. The Company makes contributions determined in accordance with the provisions of negotiated labor contracts. The contributions were $127,000, $296,000, $320,000 and $384,000 for the seven months ended
   December 31, 1996 and for the years ended May 31, 1996, 1995 and 1994, respectively.


   NOTE L - SIGNIFICANT CUSTOMERS

   Sales for the seven months ended December 31, 1996 to Curtom-Metalclad were approximately $3,445,000, including $3,345,000 performed at Edison plants under Edison s strategic alliance program. The Company had trade accounts receivable of $1,602,000 from Curtom-Metalclad as of December 31, 1996.

   Sales to Southern California Edison and Curtom-Metalclad were approximately $2,417,000 and $1,267,000, respectively, in the year ended May 31, 1996. The Company had trade accounts receivable from Edison and Curtom-Metalclad of approximately $104,000 and $271,000, respectively, as of May 31, 1996.

   Sales to Brown & Root and Curtom-Metalclad were approximately $3,894,000 and $2,296,000, respectively in the year ended May 31, 1995. The Company had trade accounts receivable from Brown & Root and Curtom-Metalclad of approximately $194,000 and $408,000, respectively, as of May 31, 1995.

   Sales to Brown & Root, Curtom-Metalclad, Southern California Edison and Texaco were approximately $3,107,000, $2,855,000, $2,346,000 and $1,131,000,
   respectively, in 1994.


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

   The Company leases its facilities under non-cancelable operating lease agreements which expire at various dates through 1999. Total rent expense under operating leases was $168,722, $404,647, $373,371 and $343,350 for the seven months ended December 31, 1996 and for the years ended May 31, 1996, 1995, and 1994, respectively. Future minimum non-cancelable lease commitments are as follows:

               Year ending December 31, 1997      $188,817
                                        1998       116,493
                                        1999        45,147
                                                   -------
                                                  $350,457
                                                   =======

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

   The Company has contested an assessment of approximately $400,000 from the California State Compensation Insurance Fund for the policy year ended September 30, 1990. Management believes that the assessment is improperly computed and is based upon inappropriate modification rates.

   In December, 1996, the Company received an unfavorable court ruling on its position relative to certain rights of defense against the claims of the insurer. In order to appeal the decisions of the court, the Company stipulated to a judgment of $513,000, representing principal and interest on claims, and has posted an appeal bond in the amount of $769,500 so as to continue its legal proceedings on appeal. The bonding company has required collateral in the form of an escrow account in the amount of the bond, which the Company established in December, thereby restricting the Company s use of these funds. Although the Company and its counsel feel strongly about its position on appeal, no assurances can be made that the outcome will be favorable to the Company.


   NOTE N - RELATED PARTY TRANSACTIONS

   Receivables from related parties are comprised of the following:

                                          December 31,           May 31,
                                             1996            1996       1995
                                           --------        --------   --------
   Metalclad Pacific - note receivable     $      -        $ 16,680   $ 31,261
   Metalclad Pacific - other                 10,000          17,926     17,926
   Loans to executive officers,
     directors and employees                230,379         105,763    154,482
                                           --------        --------   --------
                                           $240,379        $140,369   $203,669
                                            =======         =======    =======

   Loans to executive officers, directors and employees are represented by promissory notes, due on demand and bear interest at 6%.

   An officer of the Company is a partner in a law firm which has received payments for legal fees of approximately $54,000, $283,000, $280,000, and $216,000 for the seven months ended December 31, 1996 and years ended May 31, 1996, 1995 and 1994, respectively.

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

   In June 1996, Mr. Neveau, Chairman of the Board, Senior Vice President, and a Director of the Company, resigned his positions. As a result, the Company and Mr. Neveau renegotiated the terms of his employment agreement relative to compensation, benefits and stock options. As of May 31, 1996, the Company accrued $275,000, representing the Company s remaining obligation to Mr. Neveau. As of December 31, 1996, $175,000 remained accrued by the Company.

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

   In December, 1996, the Company loaned $150,000 to Mr. Javier Guerra Cisneros, a Director and Vice President of Mexico Operations. The loan is collateralized by 300,000 shares of stock of the Company and is represented by a promissory note bearing interest at 10%. In February, Mr. Guerra repaid $120,000 of this note.


   NOTE O - SEGMENT INFORMATION

   The following segment information is provided for the Company s two primary segments: commercial insulation (located in the United States) and waste management (located in Mexico).

   Segments of Business by Industry

                                              Seven Months                           Year
                                                  Ended                              Ended
                                               December 31,                         May 31,
                                            -----------------      -----------------------------------------
                                                  1996                  1996          1995          1994
                                                 ------               ------         ------        ------
    Gross sales
      Insulation                              $ 5,518,606          $11,445,086    $ 15,723,915   $16,249,275
      Waste management                            631,884            3,456,680       2,228,169       203,332
                                                ---------           ---------      -----------     ---------
          Total                               $ 6,150,490          $14,901,766  $ 17,952,084   $16,452,607
                                               ==========           ==========     ===========    ==========
    Operating profit (loss)
      Insulation                              $   (20,867)         $  (853,919)   $    257,295   $   327,055
      Waste management                         (1,281,747)            (560,082)     (9,111,722)   (3,443,101)
      Corporate expense                       $(1,940,147)         $(3,676,907)   $ (4,773,292)  $  (932,705)
                                               ----------           ----------     -----------     ---------
          Total                               $(3,242,761)         $(5,090,908)   $(13,627,719)  $(4,048,751)
                                               ----------           ----------     -----------     ---------

    Interest expense, net                         (37,054)            (960,220)     (1,771,394)     (843,653)
    Other expense                                       -             (728,644)              -             -
                                               ----------           ----------     -----------    ----------
          Net Loss                            $(3,279,815)         $(6,779,772)   $(15,399,113)  $(4,892,404)
                                               ==========           ==========     ===========    ==========
    Identifiable assets
      Insulation                              $ 3,321,304          $ 3,264,649    $  4,572,010   $ 5,605,407
      Waste management                          6,899,214            6,962,264       4,808,400    10,464,032
      Corporate                                 4,710,934            7,475,120       1,329,807     2,241,161
                                               ----------           ----------     -----------    ----------
          Total                               $14,931,452          $17,702,033    $ 10,710,217   $18,310,600
                                               ==========           ==========     ===========    ==========
    Capital expenditures
      Insulation                              $    31,028          $    29,792    $    489,915   $    16,301
      Waste management                            180,083              705,988       2,921,165     1,909,672
                                               ----------           ----------      ----------    ----------
          Total                               $   211,111          $   735,780    $  3,411,080   $ 1,925,973
                                               ==========           ==========     ===========   ===========
    Depreciation and amortization
      Insulation                              $   132,026          $   154,555    $  1,032,011   $   159,076
      Waste management                            150,542              205,087         223,105       206,766
                                               ----------           ----------      ----------    ----------
          Total                               $   282,568          $   359,642    $  1,255,116   $   365,842
                                               ==========           ==========     ===========    ==========

   NOTE P - UNAUDITED INTERIM INFORMATION

   The following condensed financial information for the seven month period ended December 31, 1996 is unaudited and is being presented for comparative purposes.

   Seven Months Ended December 31,
                                                  1996           1995
                                                 ------         ------

   Revenues - Insulation Business              $5,518,606     $6,910,000
   Revenues - Waste Management                    631,884      1,450,860

   Operating Loss - Insulation Business           (20,867)        (1,269)
   Operating Loss - Waste Management           (1,281,747)        76,086

   Corporate Expense                            1,940,147      1,789,007
   Interest Expense                                37,054        834,149
   Other Expense                                        -        728,644

   Net Loss                                    (3,279,815)    (3,276,983)

   Net Loss Per Share                            $(.11)           $(.17)
                                                  =====            =====

                      Metalclad Corporation and Subsidiaries

                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                    Additions
                                        Balance at     Charged to   Charged to                             Balance at
                                        Beginning      Costs and      Other                                  End of
        Description                     of Period      Expenses      Accounts     Deductions      Other      Period

    Seven months ended December 31, 1996
     Deducted from asset accounts:
      Allowance for doubtful accounts     $66,566       $ 4,044       $     0      $       0   $ (2,638)(A)  $67,972
      Allowance for excess and
       obsolete inventory                  25,000           289             0              0          0       25,289

    Year ended May 31, 1996:
     Deducted from asset accounts:
      Allowance for doubtful accounts     $44,480       $30,894       $     0      $   6,521   $ (2,287)(A)  $66,566
      Allowance for excess and
       obsolete inventory                  25,000             0             0              0          0       25,000

    Year ended May 31, 1995:
     Deducted from asset accounts:
      Allowance for doubtful accounts     $72,983       $     0       $     0      $       0   $(28,503)(B)  $44,480
      Allowance for excess and
        obsolete inventory                 25,000             0             0              0          0       25,000

    Year ended May 31, 1994:
     Deducted from asset accounts:
      Allowance for doubtful accounts     $33,000       $14,777       $     0       $  4,777   $ 29,983 (C)  $72,983
      Allowance for excess and
        obsolete inventory                 25,000             0             0              0          0       25,000

    ---------------------------------

    (A) Exchange rate effect
    (B) Represents net change in valuation account
    (C) Represents the May 31, 1994 allowance for doubtful account balance for Quimica Omega