Form 10-K
period 1996-12-31
METALCLAD CORP
filed 1997-04-01
CIK 13547

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

        The aggregate market value of the Common Stock held by non-affiliates of the registrant on March 20, 1997 was approximately $43,684,858, based



   upon the average of the bid and asked prices of the Common Stock, as reported on the Nasdaq Small Cap Market.

        The number of shares of the Common Stock of the registrant outstanding as of March 20, 1997 was 29,123,239.

        Documents incorporated by reference:

        Portions of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1997 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.







                                      PART I

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