Form 10-Q
period 1997-03-31
METALCLAD CORP
filed 1997-05-15
CIK 13547

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


   (Mark One)

   [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

   OR

   [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

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


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

        As of March 31, 1997, the registrant had 29,123,244 shares outstanding of its Common Stock, $.10 par value.






                     METALCLAD CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                        Page


   PART I.  FINANCIAL INFORMATION

   Item 1.  Consolidated Financial Statements:

      Consolidated Balance Sheets (unaudited) at
      March 31, 1997 and December 31, 1996...............................  1

      Consolidated Statements of Operations (unaudited)
      for the three months ended March 31, 1997 and
      February 29, 1996..................................................  3

      Consolidated Statements of Cash Flows (unaudited)
      for the three months ended March 31, 1997 and
      February 29, 1996..................................................  4

      Notes to Consolidated Financial Statements.........................  6

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations................  7


   PART II.  OTHER INFORMATION........................................... 10


   SIGNATURES............................................................ 11





                                     PART I

                              FINANCIAL INFORMATION



   ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                     METALCLAD CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

   ASSETS

                                                  March 31,    December 31,
                                                    1997           1996
                                                 ----------    -----------
                                                (Unaudited)
   CURRENT ASSETS:
     Cash and cash equivalents                   $2,337,971     $3,074,395
     Accounts receivable, including amounts
       retained by customers under contract
       terms of $16,099 in March 1997 and
       $13,407 in December 1996, less allowance
       for doubtful accounts of $120,970 in
       March 1997 and $67,972 in December 1996    1,618,627      2,478,528
     Costs and estimated earnings in excess
       of billings on uncompleted contracts         153,082        174,768
     Inventories                                    264,643        314,157
     Prepaid expenses and other current assets      430,770        253,059
     Receivables from related parties               127,810        240,379
                                                 ----------     ----------
           TOTAL CURRENT ASSETS                   4,932,903      6,535,286

     Property, plant and equipment, net           5,310,218      5,319,409
     Investment and capitalized costs in
       unconsolidated affiliates                  1,812,765      1,516,878
     Deposits and other assets                       65,662        837,516
     Goodwill, less accumulated amortization
       of $139,163 in March 1997 and $115,390
       in December 1996                             673,589        697,363
     Real estate held for sale                       25,000         25,000
                                                 ----------     ----------

                                                $12,820,137    $14,931,452
                                                 ==========     ==========




                 See Notes to Consolidated Financial Statements

                     METALCLAD CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


   LIABILITIES AND SHAREHOLDERS' EQUITY
                                                  March 31,    December 31,
                                                    1997           1996
                                                 ----------    -----------
                                                 (Unaudited)

   CURRENT LIABILITIES:
     Accounts payable                            $1,078,440     $1,665,475
     Accrued payroll, property and other taxes      404,910        493,751
     Accrued expenses                             1,226,127      1,381,972
     Billings in excess of costs and estimated
       earnings on uncompleted contracts             22,645         45,468
     Current portion of convertible subordinated
       debentures                                   229,533        229,533
                                                 ----------     ----------
   Total Current Liabilities                      2,961,655      3,816,199
                                                 ----------     ----------

   Shareholders  equity:
     Preferred stock, par value $10; 1,500,000
       shares authorized; none issued                     -              -
     Common stock, par value $.10; 40,000,000
       shares authorized, 29,123,244 and
       29,123,239 issued and outstanding in
       March 1997 and December 1996,
       respectively                               2,912,324      2,912,324
     Additional paid-in capital                  55,582,063     55,582,063
     Accumulated deficit                        (45,893,108)   (44,643,578)
     Officers  receivable collateralized by
       stock                                       (583,881)      (576,640)
     Cumulative foreign currency translation
       adjustment                                (2,158,916)    (2,158,916)
                                                 ----------     ----------
                                                  9,858,482     11,115,253
                                                 ----------     ----------
                                                $12,820,137    $14,931,452
                                                 ==========     ==========











                 See Notes to Consolidated Financial Statements

                     METALCLAD CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   For Three Months Ended
                                                 --------------------------
                                                  March 31,     February 29,
                                                    1997           1996
                                                 ----------     -----------
   INSULATION BUSINESS
     Revenues
       Contract revenues                         $2,446,797     $3,451,234
       Material sales                                86,582         75,362
       Other                                        179,881        (13,342)
                                                  ---------      ---------
                                                  2,713,260      3,513,254
     Operating costs and expenses
       Contract costs and expenses                2,196,529      3,587,637
       Cost of material sales                        69,682         59,272
       Selling, general and administrative
         expenses                                   332,739        584,269
                                                  ---------      ---------
                                                  2,598,950      4,231,178
                                                  ---------      ---------
     Operating income (loss)                        114,310       (717,924)

   WASTE MANAGEMENT
     Revenues
     Collection, recycling and destruction           52,858      1,103,923
                                                  ---------      ---------
                                                     52,858       1,103,92
     Operating costs and expenses
     Collection, recycling and destruction          304,300      1,455,602
     Landfill                                        93,534         46,097
                                                  ---------      ---------
                                                    397,834      1,501,699
     Equity in earnings of unconsolidated
       affiliates                                  (375,345)             -
                                                  ---------      ---------
     Operating loss                                (720,321)      (397,776)
                                                  ---------      ---------
   Corporate expense                               (626,797)      (950,767)
                                                  ---------      ---------
   Operating loss                                (1,232,808)    (2,066,467)
   Interest income (expense)                         21,912        (74,916)
   Loss on foreign currency translation             (38,634)             -
                                                  ---------      ---------
                 Net loss                       $(1,249,530)   $(2,141,383)
                                                  =========      =========
   Weighted average number of common shares      29,123,239     22,598,426

   Net loss per share of common stock              ($0.04)       ($0.09)


                 See Notes to Consolidated Financial Statements

                     METALCLAD CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   For Three Months Ended
                                                 --------------------------
                                                  March 31,     February 29,
                                                    1997           1996
                                                 ----------     -----------
   OPERATING ACTIVITIES
   Net loss                                      $(1,249,530)   $(2,141,383)
     Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                 113,572        138,845
       Loss in earnings of unconsolidated
         affiliates                                  375,345              -
       Provision for losses on accounts
         receivable                                   53,495         10,457
       Issuance of stock for services and
         interest on convertible subordinated
         debentures                                        -        466,427
       Earnings in excess of distributions
         from Curtom-Metalclad                             -         54,883
       Changes in operating assets and
         liabilities:
           Decrease in accounts receivable           803,939        115,402
           (Increase) decrease in unbilled
             receivables                              21,686        144,579
           Decrease in inventories                    49,514         12,464
           (Increase) decrease in prepaid
             expenses and other assets              (178,072)       301,833
           Decrease in receivables from related
             parties                                 105,328        129,402
           (Decrease) in accounts payable and
             accrued expenses                       (825,983)      (282,995)
           (Decrease) in billings over costs         (22,823)      (253,013)
                                                   ---------     ----------
           NET CASH USED IN OPERATING ACTIVITIES    (753,529)    (1,303,099)

   INVESTING ACTIVITIES
     Purchase of equipment                           (74,690)      (913,813)
     Investments and capitalized costs in
       unconsolidated affiliates                    (706,087)             -
     Restricted cash                                 769,500              -
                                                   ---------     ----------
           NET CASH USED IN INVESTING ACTIVITIES     (11,277)      (913,813)

   FINANCING ACTIVITIES
     Payments on long-term borrowings                      -       (154,110)
     Proceeds from sale of common stock
       under stock option plan                             -      2,492,937
     Proceeds from sale of common stock                    -      8,290,703
                                                   ---------      ---------
       NET CASH PROVIDED BY FINANCING ACTIVITIES           -     10,629,530

     Effect of exchange rates on cash                 28,382       (131,284)

                     INCREASE (DECREASE) IN CASH
                            AND CASH EQUIVALENTS    (736,424)     8,281,334

     Cash and cash equivalents at beginning
       of period                                   3,074,395        709,730
                                                   ---------      ---------
     Cash and cash equivalents at end
       of period                                  $2,337,971     $8,991,064
                                                   =========      =========
     Supplemental disclosures of cash
       flow information:
         Cash paid for interest                   $    8,815     $   74,916
                                                   =========      =========































                 See Notes to Consolidated Financial Statements

                     METALCLAD CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       For the Period Ended March 31, 1997
                                   (Unaudited)

        1. The accompanying unaudited financial statements of Metalclad Corporation and its subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of what results will be for the fiscal year ending December 31, 1997. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1996.

        2. In December 1996, the Company changed its fiscal year end to December 31 from its previous May 31. This 10-Q reflects the Company s new quarterly reporting period and compares it to the most comparable quarter from its previous 10-Q filings.

        3. The Company, because of its operations in Mexico, is required to account for all foreign currency translations in accordance with Financial Accounting Standards Board Statement No. 52. In part, FASB 52 requires the Company to account for translation gains or losses in its Income Statement, as opposed to being a direct charge against equity, if its foreign operations are in a country that is determined to be highly inflationary. In accordance with the most recent statistics published by the International Monetary Fund, the SEC has determined that Mexico must be considered highly inflationary, requiring a change in the Company s accounting for its foreign currency translation adjustment effective January 1, 1997.

        4. In December 1996, the Company received an unfavorable court ruling on its position relative to certain rights of defense in its litigation against the California State Compensation Fund for the policy year ended September 30, 1990. In order to appeal the decisions of the Court, the Company stipulated to a judgment of $513,000 representing principal and interest on the claim and posted a collateralized appeal bond in the amount of $769,500.

        In April 1997, the Company reached a settlement with the State Fund for $385,000 which ends the litigation and which will release the appeal bond and its collateral. A provision for potential settlement of $325,000 was previously recorded in December 1996.

        5. In late March 1997, QUIMICA OMEGA and BFI-MEXICO completed QUIMICA OMEGA s previously announced acquisition of BFI s interest in BFI-OMEGA, the Mexican joint venture company established in April 1996. Effective January 1, 1997, the Company controlled 100% of the outstanding stock of BFI-OMEGA and assumed management control of its operations. The financial statements for the quarter ended March 31, 1997 maintain the equity method of accounting for BFI-OMEGA as it is the Company s intent to identify a new strategic partner for these operations going forward. The Company s 100% ownership and control of operations should, therefore, be viewed as temporary as the Company identifies potential new partners for these operations.

        6. Certain reclassifications have been made to prior period consolidated financial statements to conform with the current year presentation.

        7. The loss per share amounts for the three months ended March 31, 1997 and February 29, 1996 were computed by dividing the net loss by the weighted average shares outstanding during the applicable quarter.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        All statements, other than statements of historical fact, included in this Form 10-K, including without limitation the statements under
    Management s Discussion and Analysis of Financial Condition and Results of Operations are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Metalclad Corporation (the Company ) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-Q. Such potential risks and uncertainties include, without limitation, the ability to commence operations at the Company s hazardous waste treatment sites under development, competitive pricing and other pressures from other businesses in the Company s markets, economic conditions generally and in the Company s primary markets, availability of capital, cost of labor, and other risk factors detailed herein and in other of the Company s filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this Form 10-Q and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements.
   Therefore, readers are cautioned not to place undue reliance on these forward-looking statements.

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

        Insulation Business. Total revenues from the insulation business for the three months ended March 31, 1997 were $2,713,000 as compared to $3,513,000 for the comparable period ended February 29, 1996, a decrease of 23%.

        Contract revenues for the three months ended March 31, 1997 were $2,447,000 as compared to $3,451,000 for the three months ended February 29, 1996, a decline of 29%. This decline can be attributed to two factors: 1) the Company s decision to close its unprofitable operations in Salt Lake City and Sacramento, eliminating revenues from these locations and 2) the timing of work performed under the Company s various maintenance contracts with utility plant clients as this industry undergoes its transition into the era of deregulation.

        Material sales were $87,000 for the quarter as compared to $75,000 for the comparable period, an increase of 16%.

        Total expenses for the three months ended March 31, 1997 were $2,598,000 as compared to $4,231,000 for the comparable period ended February 29, 1996, a decline of 39%.

        Contract costs and expenses decreased to $2,197,000 for the quarter as compared to $3,588,000 for the three months ended February 29, 1996, a decline of 39%. This decline is associated with the decline in revenue as well as the fact that the quarter ended February 29, 1996 included the costs associated with overruns on two fixed-price contracts.

        Cost of material sales was $70,000 for the quarter as compared to $59,000, an increase of 19%, due to the increase in sales volumes.

        Selling, general and administrative costs for the three months ended March 31, 1997 were $333,000 as compared to $584,000 for the comparable period ended February 29, 1996, a decrease of 43%.

        Other income was $180,000 for the quarter as compared to ($13,000) for the comparable period, an increase of $193,000, primarily related to the settlement of a collection claim against a previous customer as well as return premiums for prior years insurance coverages.

        Waste Management Services. Revenues for the three months ended March 31, 1997 were $53,000 as compared to revenues of $1,103,000 for the comparable period ended February 29, 1996. This decline is the result of the completed transition of the revenue producing activities of the Company s QUIMICA OMEGA subsidiary to the BFI-OMEGA joint venture.

        Revenues for the joint venture, although not reflected in the Company s financial statements, continue to grow at a rate of 12% per quarter on a peso basis.

        Operating costs and expenses were $398,000 for the quarter as compared to $1,502,000 for the comparable period. This decline is directly associated with the shifting of revenue producing activities, and their associated costs, to the BFI-OMEGA joint venture.

        Equity in earnings of unconsolidated affiliates was ($375,000) for the quarter with no comparable period. This loss represents 100% of the loss from the BFI-OMEGA joint venture (see Note 5). These results are consistent with the venture s business plan as it continues to expand its market presence in new districts.

        Corporate Expense. Corporate expenses were $627,000 for the three months ended March 31, 1997 as compared to $951,000 for the three months ended February 29, 1996, a decline of 34%. This decline in expenses was achieved while the Company a) absorbed certain settlement costs associated with the State Fund litigation and b) funded pursuit of its claim under the NAFTA related to its San Luis Potosi facility.

        Interest Income (Expense). Interest income was $22,000 for the quarter as compared to interest expense of ($75,000) for the comparable period, as the Company has virtually eliminated most of its interest bearing obligations.

        Loss on Foreign Currency Translation. This loss of ($39,000) is due to the accounting treatment associated with Mexico s highly inflationary economy. (See Note 3.) During the comparable period, this adjustment was made directly to the Company s equity section of its balance sheet.

   Consolidated Results

        The Company experienced a net loss of ($1,250,000) for the three months ended March 31, 1997 as compared to a net loss of ($2,141,000) for the comparable period ended February 29, 1996, an improvement of 42%.

   Liquidity and Capital Resources

        Working capital at March 31, 1997 was $1,971,000 as compared to $2,719,000 as of December 31, 1996. The Company had cash and cash equivalents of $2,338,000 at March 31, 1997 as compared to $3,074,000 at December 31, 1996. Cash used in operations was ($754,000) as compared to ($1,303,000) for the comparable period ending February 29, 1996.

        The Company believes that the insulation business will generate adequate cash flows from operations to meet its future obligations and
   expenses relating to such operations.   The Company will require
   substantial additional financing to construct and operate additional waste treatment facilities in Mexico as well as to support the continuing expansion of BFI-OMEGA s operations. Furthermore, to the extent that the Company is required to expend additional efforts to open its existing landfill or pursue its NAFTA claim, additional general and administrative expenses without revenues to offset such expenses are anticipated until the landfill is opened. The Company is aware of its ongoing cash requirements and has implemented a cash flow plan, including continued reduction in its general and administrative expenses.

   PART II

   OTHER INFORMATION

   Item 1.  Legal Proceedings

        The Company has filed a claim against the Mexican government under the North American Free Trade Agreement ( NAFTA ) related to the Company s inability to open and operate its completed hazardous waste treatment facility in San Luis Potosi. The claim was filed with the International Centre for Settlement of Investment Disputes ( ICSID ) in Washington, D.C. on January 13, 1997. The Company s claim is one under the category of
    Like unto Expropriation wherein the Company claims, having been denied the right to operate its constructed and permitted facility, its property has therefore been expropriated. The Company s claim estimates damages in excess of $50 million based upon the fair market value of the facility. The three member panel which will hear the case has been formed and the process continues to move forward. No assurance can be given that the efforts of the Company will be fruitful and there is always the possibility of a negotiated settlement between the parties.

        The Company has contested an assessment by the State Compensation Insurance Fund ("SCIF"), which provided the Company's workers compensation insurance, of approximately $400,000 of workers compensation insurance premium for the 1990 policy year. In December 1996, the Company received an unfavorable court ruling on its position relative to certain rights of defense in its litigation against the California State Compensation Fund for the policy year ended September 30, 1990. In order to appeal the decisions of the Court, the Company stipulated to a judgment of $513,000 representing principal and interest on the claim and posted a collateralized appeal bond in the amount of $769,500 so as to continue its legal proceedings on appeal.

        In April 1997, the Company reached a settlement with the State Fund for $385,000 which ends the litigation and which will release the appeal bond and its collateral. A provision for potential settlement of $325,000 was previously recorded in December 1996.

        In May 1997 a jury found Texaco oil refinery, a client of the Company 55% liable for injuries and damages sustained by a Metalclad Insulation employee while working at the Wilmington, California refinery. The jury determined that Texaco s portion of the damages amounted to $5.5 million. Under terms of the Company s contract with Texaco, certain indemnities may be applied. The Company had project specific, as well as other insurance policies in effect at the time of the injury.

        It is believed that this award will be appealed and the ultimate outcome cannot be predicted, however, the Company believes its insurance programs are adequate to address any potential exposure.

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

   Item 3.  Defaults Upon Senior Securities

   Item 2.  Changes in Securities

        Not Applicable

   Item 4.  Submission of Matters to a Vote of Security Holders

        Not Applicable

   Item 5.  Other Information

        None

   Item 6.  Exhibits and Reports on Form 8-K

        Not Applicable


   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          METALCLAD CORPORATION


   Date: May 15, 1997                     By: /s/ Anthony C. Dabbene
                                              -------------------------------
                                              Anthony C. Dabbene
                                              Chief Financial Officer
                                             (Principal Accounting Officer)