Form 10-Q
period 1997-06-30
METALCLAD CORP
filed 1997-08-14
CIK 13547

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


  (Mark One)

  [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

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


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

       As of June 30, 1997, the registrant had 29,153,244 shares outstanding of its Common Stock, $.10 par value.










                    METALCLAD CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                       Page


  PART I.  FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements:

     Consolidated Balance Sheets at June 30, 1997
     (unaudited) and December 31, 1996..................................  1

     Consolidated Statements of Operations for the
     six months ended June 30, 1997 (unaudited) and
     May 31, 1996.......................................................  3

     Consolidated Statements of Cash Flows for the
     six months ended June 30, 1997 (unaudited) and
     May 31, 1996.......................................................  4

     Notes to Consolidated Financial Statements.........................  6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations................  7


  PART II.  OTHER INFORMATION........................................... 11


  SIGNATURES............................................................ 13





                                    PART I

                             FINANCIAL INFORMATION



  ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                    METALCLAD CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

  ASSETS

                                                 June 30,     December 31,
                                                   1997           1996
                                                ----------    -----------
                                               (Unaudited)
  CURRENT ASSETS:
    Cash and cash equivalents                   $  952,843     $3,074,395
    Accounts receivable, including amounts
      retained by customers under contract
      terms of $3,460 in June 1997 and
      $13,407 in December 1996, less allowance
      for doubtful accounts of $111,826 in
      June 1997 and $67,972 in December 1996     1,668,334      2,478,528
    Costs and estimated earnings in excess
      of billings on uncompleted contracts         102,520        174,768
    Inventories                                    233,298        314,157
    Prepaid expenses and other current assets      322,237        253,059
    Receivables from related parties               120,267        240,379
                                                ----------     ----------
          TOTAL CURRENT ASSETS                   3,399,499      6,535,286

    Property, plant and equipment, net           5,305,815      5,319,409
    Investment and capitalized costs in
      unconsolidated affiliates                  1,210,442      1,516,878
    Deposits and other assets                       57,472        837,516
    Goodwill, less accumulated amortization
      of $173,872 in June 1997 and $115,390
      in December 1996                             857,576        697,363
    Real estate held for sale                       25,000         25,000
                                                ----------     ----------

                                               $10,855,804    $14,931,452
                                                ==========     ==========


                See Notes to Consolidated Financial Statements

                    METALCLAD CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


  LIABILITIES AND SHAREHOLDERS' EQUITY
                                                 June 30,    December 31,
                                                   1997          1996
                                                ----------    -----------
                                                (Unaudited)

  CURRENT LIABILITIES:
    Accounts payable                            $  857,814     $1,665,475
    Accrued payroll, property and other taxes      295,127        493,751
    Accrued expenses                               520,178      1,381,972
    Billings in excess of costs and estimated
      earnings on uncompleted contracts             22,320         45,468
    Current portion of convertible subordinated
      debentures                                   229,533        229,533
                                                ----------     ----------
  Total Current Liabilities                      1,924,972      3,816,199
                                                ----------     ----------

  Shareholders  equity:
    Preferred stock, par value $10; 1,500,000
      shares authorized; none issued                     -              -
    Common stock, par value $.10; 40,000,000
      shares authorized, 29,153,244 and
      29,123,239 issued and outstanding in
      June 1997 and December 1996,
      respectively                               2,915,324      2,912,324
    Additional paid-in capital                  55,687,813     55,582,063
    Accumulated deficit                        (46,921,830)   (44,643,578)
    Officers  receivable collateralized by
      stock                                       (591,559)      (576,640)
    Cumulative foreign currency translation
      adjustment                                (2,158,916)    (2,158,916)
                                                ----------     ----------
                                                 8,930,832     11,115,253
                                                ----------     ----------
                                               $10,855,804    $14,931,452
                                                ==========     ==========








                See Notes to Consolidated Financial Statements

                    METALCLAD CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    For Six Months Ended        For Three Months Ended
                                                                    June 30,      May 31,       June 30,       May 31,
                                                                     1997          1996          1997           1996
                                                                  -----------   -----------   -----------   -----------
   INSULATION BUSINESS
   Revenues
     Contract revenues                                            $ 4,461,475   $ 5,724,728   $ 2,014,678   $ 2,273,494
     Material sales                                                   132,709       162,803        46,127        87,441
     Other                                                            185,584        68,254         5,703        81,596
                                                                   ----------    ----------   -----------   -----------
                                                                    4,779,768     5,955,785     2,066,508     2,442,531
                                                                   ----------    ----------   -----------   -----------
   Operating costs and expenses
     Contract costs and expenses                                    3,984,028     5,705,401     1,787,499     2,117,764
     Cost of material sales                                           103,573       124,884        33,891        65,612
     Selling, general and administrative expenses                     619,370     1,077,696       286,631       493,427
                                                                   ----------    ----------   -----------   -----------
                                                                    4,706,971     6,907,981     2,108,021     2,676,803
                                                                   ----------    ----------   -----------   -----------
   Operating income (loss)                                             72,797      (952,196)      (41,513)     (234,272)
                                                                   ----------    ----------   -----------   -----------
   WASTE MANAGEMENT
   Revenues
     Collection, recycling and destruction                            149,737     1,469,881        96,879       365,958

   Operating costs and expenses
     Collection, recycling and destruction                            425,652     2,042,700       121,352       587,098
     Landfill                                                         194,042        52,526       100,508         6,429
                                                                   ----------    ----------   -----------   -----------
                                                                      619,694     2,095,226       221,860       593,527
     Other Income                                                     168,720             -       168,720             -
     Equity in earnings of unconsolidated affiliates                 (742,845)     (143,415)     (367,500)     (143,415)
                                                                   ----------    ----------   -----------   -----------
     Operating Loss                                                (1,044,082)     (768,760)     (323,761)     (370,984)
                                                                   ----------    ----------   -----------   -----------
   Corporate expense                                               (1,272,305)   (2,305,005)     (645,508)   (1,354,238)
                                                                   ----------    ----------   -----------   -----------
   Operating loss                                                  (2,243,590)   (4,025,961)   (1,010,782)   (1,959,494)
   Interest expense                                                   (25,613)     (218,896)      (47,525)     (143,980)
   Gain (loss) on foreign currency translation                         (9,049)            -        29,585             -
                                                                   ----------    ----------   -----------   -----------
             Net Loss                                             $(2,278,252)  $(4,244,857)  $(1,028,722)  $(2,103,474)
                                                                   ==========    ==========    ==========    ==========
   Weighted average number of common shares                        29,135,673    26,070,305    29,147,970    28,391,271

   Per share of common stock:
     Loss from continuing operations                                 $(.08)        $(.16)        $(.04)        $(.07)
                                           See Notes to Consolidated Financial Statements






                                  METALCLAD CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   For Six Months Ended
                                                -------------------------
                                                 June 30,        May 31,
                                                   1997           1996
                                                ----------     ----------
  OPERATING ACTIVITIES
  Net loss                                     $(2,278,252)   $(4,244,857)
    Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                237,489        274,554
      Loss in earnings of unconsolidated
        affiliates                                 742,845        143,415
      Other                                              -         41,211
      Provision for losses on accounts
        receivable                                  44,621         11,640
      Issuance of stock for services and
        interest on convertible subordinated
        debentures                                 108,750        324,008
      Write down of real estate held for sale            -        130,415
      Earnings in excess of distributions
        from Curtom-Metalclad                        6,218         (5,158)
      Changes in operating assets and
        liabilities:
          Decrease in accounts receivable          762,572        474,778
          (Increase) decrease in unbilled
            receivables                             72,248        126,465
          Decrease in inventories                   80,859         23,619
          (Increase) decrease in prepaid
            expenses and other assets              (61,959)       (56,329)
          Decrease in receivables from related
            parties                                105,193         89,382
          (Decrease) in accounts payable and
            accrued expenses                    (1,863,179)      (165,377)
          (Decrease) in billings over costs        (23,148)      (236,524)
                                                 ---------     ----------
          NET CASH USED IN OPERATING ACTIVITIES (2,065,743)    (3,068,758)
                                                 ---------     ----------
  INVESTING ACTIVITIES
    Purchase of equipment                         (111,466)      (702,530)
    Investments and capitalized costs in
      unconsolidated affiliates                   (712,971)    (1,497,387)
    Restricted cash                                769,500              -
                                                 ---------     ----------
          NET CASH USED IN INVESTING ACTIVITIES    (54,937)    (2,199,917)
                                                 ---------     ----------

  FINANCING ACTIVITIES
    Payments on long-term borrowings                      -       (24,959)
    Proceeds from long-term borrowings                    -        11,154
    Payments on Officers  receivables
      collateralized by stock                             -       180,808
    Proceeds from sale of common stock
      under stock option plan                             -     6,685,445
    Proceeds from sale of common stock                    -     5,226,199
                                                  ---------    ----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES           -    12,078,647
                                                  ---------    ----------
    Effect of exchange rates on cash                   (872)     (175,345)
                                                  ---------    ----------
                    INCREASE (DECREASE) IN CASH
                           AND CASH EQUIVALENTS  (2,121,552)    6,634,627

    Cash and cash equivalents at beginning
      of period                                   3,074,395       709,730
                                                  ---------    ----------
    Cash and cash equivalents at end
      of period                                  $  952,843   $ 7,344,357
                                                  =========    ==========
    Supplemental disclosures of cash
      flow information:
        Cash paid for interest                   $   18,115   $   210,644
                                                  =========    ==========























                See Notes to Consolidated Financial Statements

                    METALCLAD CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      For the Period Ended June 30, 1997
                                  (Unaudited)

       1. The accompanying unaudited financial statements of Metalclad Corporation and its subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of what results will be for the fiscal year ending December 31, 1997. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1996.

       2. In December 1996, the Company changed its fiscal year end to December 31 from its previous May 31. This 10-Q reflects the Company s new quarterly reporting period and compares it to the most comparable periods from its previous filings.

       3. The Company, because of its operations in Mexico, is required to account for all foreign currency translations in accordance with Financial Accounting Standards Board Statement No. 52. In part, FASB 52 requires the Company to account for translation gains or losses in its Income Statement, as opposed to being a direct charge against equity, if its foreign operations are in a country that is determined to be highly inflationary. In accordance with the most recent statistics published by the International Monetary Fund, the SEC has determined that Mexico must be considered highly inflationary, requiring a change in the Company s accounting for its foreign currency translation adjustment effective January 1, 1997. Management believes that this change in accounting will not result in any material impact to the Company.

       4. In May 1997, the Company completed the settlement of its litigation against the California State Compensation Fund for $385,000, which has been paid by the Company. A provision for potential settlement of $325,000 was previously recorded in December 1996.

       5. In late March 1997, QUIMICA OMEGA and BFI-MEXICO completed QUIMICA OMEGA s previously announced acquisition of BFI s interest in BFI-OMEGA, the Mexican joint venture company established in April 1996. Effective January 1, 1997, the Company controlled 100% of the outstanding stock of BFI-OMEGA and assumed management control of its operations. The BFI-OMEGA joint venture was subsequently renamed Administracion de Residuos Industriales ( ARI ). The financial statements for the quarter ended June 30, 1997 maintain the equity method of accounting for ARI as it is the Company s intent to identify a new strategic partner for these operations going forward. The Company s 100% ownership and control of operations should, therefore, be viewed as temporary as the Company identifies potential new partners for these operations.

       6. During fiscal 1995, the Company granted loans to two of its executive officers. The term of the loans called for repayment by May 31, 1997. The Company has agreed to extend the repayment period of the loans for a period of six months, with an amended due date of November 30, 1997.

       7. Newly Issued Accounting Pronouncements. The Financial Accounting Standards Board ( FASB ) has issued Statement of Financial Accounting Standards ( SFAS ) No. 128 Earnings Per Share which is effective for reporting periods ending after December 15, 1997. SFAS No. 128 replaces fully diluted EPS with diluted EPS and replaces primary EPS with basic EPS. The Company will adopt the new standard in its reporting for the quarter and the year ended December 31, 1997. Management does not believe that adoption of this standard will have a significant impact on earnings per share.

           The FASB has also issued SFAS No. 130, Reporting Comprehensive Income which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires that items meeting the criteria of a component of comprehensive income, including foreign currency items and unrealized gains and losses on certain investments in debt and equity securities be shown in the financial statements. Management has not yet determined the effect of SFAS No. 130 on the consolidated financial statements.

           The FASB has also issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information . This standard requires that a public business enterprise report financial and descriptive information about its reportable operating segments. This statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is required to be restated. Comparative information for interim periods is not required until the second year of application. Management has not yet determined the effect, if any, of SFAS No. 131 on the consolidated financial statements.

       8. Certain reclassifications have been made to prior period consolidated financial statements to conform with the current year presentation.

       9. The loss per share amounts for the six months ended June 30, 1997 and the six months ended May 31, 1996 were computed by dividing the net loss by the weighted average shares outstanding during the applicable period.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

       All statements, other than statements of historical fact, included in this Form 10-Q, including without limitation the statements under

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

  Results of Operations

       General. The Company s revenues were generated primarily by (i) revenues in the United States from insulation and remediation services; and (ii) revenues in Mexico from the collection of waste oils and solvents for recycling, rental of parts washing machines, brokering the disposal of waste and remediation services.

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

       Insulation Business. Total revenues from the insulation business for the six months ended June 30, 1997 were $4,780,000 as compared to $5,956,000 for the comparable period ended May 31, 1996, a decrease of 20%.

       Contract revenues for the six months ended June 30, 1997 were $4,461,000 as compared to $5,725,000 for the six months ended May 31, 1996, a decrease of 22%. This decline is partly attributed to the closure of two offices which had accounted for $662,000 in revenues in the period ended May 31, 1996.

       Although revenues have declined over the past several years, this trend is not anticipated to continue nor is it anticipated that the decline in revenues will lead to substantial losses from operations. The Company has taken steps to increase revenues by its recent re-entry into the commercial insulation market and has also reduced its cost structure in response to lesser revenues. These actions are anticipated to enhance the Company s ability to be profitable.

       Material sales were $133,000 for the six months as compared to $163,000 for the comparable period in 1996, a decline of 18%.

       Other revenues were $186,000 for the six months versus $68,000 for the comparable period in 1996. This increase is attributed to the settlement of a collection claim against a previous customer and insurance refunds from prior years premiums.

       Total expenses for the six months ended June 30, 1997 were $4,707,000 versus $6,908,000 for the six months ended May 31, 1996, a decline of 32%.

       Contract costs and expenses were $3,984,000 for the six months as versus $5,705,000 for the comparable period in 1996, a decrease of 30%. This decrease is attributed to a) a lesser volume of work and b) the six months ended May 31, 1996 contained a provision for losses on two fixed-priced contracts.

       Cost of material sales was $104,000 for the six months versus $125,000 for the comparable period in 1996. This decline is attributed to the lower sales volume.

       Selling, general and administrative costs for the six months ended June 30, 1997 were $619,000 versus $1,078,000 for the comparable period in 1996. This decline reflects the Company s decision to close two offices and implement a cost reduction program in its remaining operations.

       Waste Management Services. Revenues for the six months ended June 30, 1997 were $150,000 as compared to revenues of $1,470,000 for the comparable period ended May 31, 1996. This decline is the result of the completed transition of the Company s principal revenue producing activities of its QUIMICA OMEGA subsidiary to the BFI-OMEGA joint venture.

       Revenues for the joint venture, although not reflected in the Company s financial statements, continue to grow at a rate of 12% per quarter on a peso basis.

       Operating costs and expenses were $620,000 for the six months as compared to $2,095,000 for the comparable period in 1996. This decline is directly associated with the shifting of revenue producing activities, and their associated costs, to the BFI-OMEGA joint venture. The Company s remaining operating costs and expenses, although declining, are associated with the management of its Mexican business, maintenance of its completed, but not yet opened, landfill facility and the continuing development activities of additional industrial waste landfill facilities in Mexico.

       Other income of $169,000 represents the reduction in back taxes and interest due as a result of the Company qualifying for a discount under a new Mexican tax payment program.

       Equity in earnings of unconsolidated affiliates was ($743,000) for the six months versus ($143,000) for the comparable period in 1996. This loss represents 100% of the loss from ARI for 1997 and 50% of the losses in 1996 and includes ($192,000) in losses associated with 1996 operations, recorded in the current year, as identified during the Company s assumption of control of the joint venture in 1997. The losses from the joint venture s operations in 1997 are declining and the Company anticipates that the joint venture will become profitable in the second half of 1997. (See Note 5.)

       Corporate Expense. Corporate expenses were $1,272,000 for the six months ended June 30, 1997 as compared to $2,305,000 for the six months ended May 31, 1996, a decline of 45%. This decline in expenses was achieved while the Company a) absorbed certain settlement costs associated with the State Fund litigation, b) funded pursuit of its claim under the NAFTA related to its San Luis Potosi facility and c) continued its development activities in Mexico.

       Interest Expense. Interest expense was $26,000 for the six months as compared to $219,000 for the comparable period, as the Company has virtually eliminated most of its interest bearing obligations.

       Loss on Foreign Currency Translation. This loss of ($9,000) is due to the accounting treatment associated with Mexico s highly inflationary economy. (See Note 3.) During the comparable period, this adjustment was made directly to the Company s equity section of its balance sheet. It is not anticipated that this accounting change will have a material effect on the Company going forward.

  Consolidated Results

       The Company experienced a net loss of ($2,278,000) for the six months ended June 30, 1997 as compared to a net loss of ($4,245,000) for the comparable period ended May 31, 1996, an improvement of 46%.

  Liquidity and Capital Resources

       Working capital at June 30, 1997 was $1,474,000 as compared to $2,719,000 as of December 31, 1996. The Company had cash and cash equivalents of $953,000 at June 30, 1997 as compared to $3,074,000 at December 31, 1996. Cash used in operations was ($2,066,000) as compared to ($3,069,000) for the comparable period ending May 31, 1996.

       The Company believes that the insulation business will generate adequate cash flows from operations to meet its future obligations and
  expenses relating to such operations.   The Company will require
  substantial additional financing to construct and operate additional waste treatment facilities in Mexico as well as to support the continuing expansion of BFI-OMEGA s operations. Furthermore, the Company will incur additional general, administrative and legal expenses associated with the pursuit of its claim under the NAFTA. The Company is aware of its ongoing cash requirements and has implemented a cash flow plan, including continued reduction in its general and administrative expenses. The Company and its investment bankers are also evaluating various long-term financing options. Additionally, the Company is in discussions with a major federal developmental bank in Mexico related to financing the Company s new projects.


                                    PART II

                               OTHER INFORMATION

  Item 1.  Legal Proceedings

       The Company has filed a claim against the Mexican government under the North American Free Trade Agreement ( NAFTA ) related to the Company s inability to open and operate its completed hazardous waste treatment facility in San Luis Potosi. The claim was filed with the International Centre for Settlement of Investment Disputes ( ICSID ) in Washington, D.C. on January 13, 1997. The Company s claim is one under the category of
   Like unto Expropriation wherein the Company claims, having been denied the right to operate its constructed and permitted facility, its property has therefore been expropriated. The Company s claim estimates damages in excess of $50 million based upon the fair market value of the facility. The three member panel which will hear the case has been formed and the initial hearing was held on July 15, 1997. No assurance can be given that the efforts of the Company will be fruitful and there is always the possibility of a negotiated settlement between the parties. The Company will submit its memorial no later than October 13, 1997, after which Mexico has 90 calendar days to submit its response. Further steps, if required, will be announced by the judges within 15 calendar days from Mexico s submission.

       The Company has contested an assessment by the State Compensation Insurance Fund ("SCIF"), which provided the Company's workers compensation insurance, of approximately $400,000 of workers compensation insurance premium for the 1990 policy year. In December 1996, the Company received an unfavorable court ruling on its position relative to certain rights of defense in its litigation against the California State Compensation Fund for the policy year ended September 30, 1990. In May 1997, the Company completed a settlement with SCIF for $385,000 which ended the litigation. A provision for potential settlement of $325,000 was previously recorded in December 1996.

       In May 1997 a jury found Texaco oil refinery, a client of the Company 55% liable for injuries and damages sustained by a Metalclad Insulation employee while working at the Wilmington, California refinery. The jury determined that Texaco s portion of the damages amounted to $5.5 million. Under terms of the Company s contract with Texaco, certain indemnities may be applied. The Company had project specific, as well as other insurance policies, in effect at the time of the injury.

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

       Not Applicable

  Item 3.  Defaults Upon Senior Securities

       Not Applicable

  Item 4.  Submission of Matters to a Vote of Security Holders

      The Company held its Annual Meeting of Shareholders on May 15, 1997 in Newport Beach, California. At the meeting, either in person or by proxy, the following matters were voted upon:

       (A)  The election of the Company s Board of Directors
              For: 20,185,392      Against:   189,160      Abstain:    -
              Elected:  Yes

              Mr. Herbert C. Oakes, a nominee listed in the Company s Proxy Statement, declined to stand for election due to the press of other business. At the annual meeting of the Company s Board of Directors following the shareholders meeting, Juan B. Morales, a Monterrey, Mexico businessman and consultant, was elected to fill a vacancy on the Board.

       (B) To increase the number of authorized shares of Common Stock of the Company to 80,000,000:
              For: 19,478,656      Against:   838,870      Abstain:  57,026
              Passed:  Yes

       (C) To ratify the adoption of the Metalclad Corporation 1997 Omnibus Stock Option and Incentive Plan:
              For: 18,682,378      Against: 1,571,908      Abstain: 120,266
              Passed:  Yes

       (D) To grant non-statutory stock options to T. Daniel Neveau, the former Chairman of the Board of the Company to purchase 1,300,000 shares of common stock exercisable at $3.625 per share:

              For:  5,480,105      Against:   849,048      Abstain:  86,301
              Passed: No, required a majority of the outstanding shares to vote for this item.

       (E) To ratify the appointment of Arthur Andersen LLP as the independent public accountants of the Company for the year ending December 31, 1997:
               For: 20,220,906     Against:   98,760       Abstain:  54,886
               Passed:  Yes

  Item 5.  Other Information

       None

  Item 6.  Exhibits and Reports on Form 8-K

       Not Applicable

  SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             METALCLAD CORPORATION


  Date:  August 14, 1997                     By: /s/ Anthony C. Dabbene
                                             -------------------------------
                                             Anthony C. Dabbene
                                             Chief Financial Officer
                                             (Principal Accounting Officer)