Form 10-Q
period 1997-09-30
METALCLAD CORP
filed 1997-11-14
CIK 13547

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


  (Mark One)

  [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

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


       2 Corporate Plaza, Suite 125
            Newport Beach, CA                             92660
  (Address of Principal Executive Office)               (Zip Code)

      Registrant's telephone number, including area code (714) 719-1234


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

       As of September 30, 1997, the registrant had 29,937,923 shares outstanding of its Common Stock, $.10 par value.






                    METALCLAD CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                       Page


  PART I.  FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements:

     Consolidated Balance Sheets at September 30, 1997
     (unaudited) and December 31, 1996..................................  1

     Consolidated Statements of Operations (unaudited) for the
     nine months ended September 30, 1997 and August 31, 1996...........  3

     Consolidated Statements of Cash Flows (unaudited) for the
     nine months ended September 30, 1997 and August 31, 1996...........  4

     Notes to Consolidated Financial Statements.........................  6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations................  8


  PART II.  OTHER INFORMATION........................................... 12


  SIGNATURES............................................................ 13





                                    PART I

                             FINANCIAL INFORMATION



  ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                    METALCLAD CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

  ASSETS
                                               September 30,  December 31,
                                                   1997           1996
                                               ------------   ------------
                                               (Unaudited)
  CURRENT ASSETS:
    Cash and cash equivalents                   $1,202,561     $3,074,395
    Accounts receivable, including amounts
      retained by customers under contract
      terms of $15,834 in September 1997 and
      $13,407 in December 1996, less allowance
      for doubtful accounts of $89,973 in
      September 1997 and $67,972 in December
      1996                                       2,120,461      2,478,528
    Costs and estimated earnings in excess
      of billings on uncompleted contracts         192,438        174,768
    Inventories                                    199,892        314,157
    Prepaid expenses and other current assets      465,671        253,059
    Receivables from related parties               122,426        240,379
                                                ----------     ----------
          TOTAL CURRENT ASSETS                   4,303,449      6,535,286

    Property, plant and equipment, net           6,313,459      5,319,409
    Investment and capitalized costs in
      unconsolidated affiliates                      3,838      1,516,878
    Deposits and other assets                      601,118        837,516
    Goodwill, less accumulated amortization
      of $203,113 in September 1997 and
      $115,390 in December 1996                    828,335        697,363
    Real estate held for sale                       25,000         25,000
                                                ----------     ----------

                                               $12,075,199    $14,931,452
                                                ==========     ==========


                See Notes to Consolidated Financial Statements

                    METALCLAD CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


  LIABILITIES AND SHAREHOLDERS' EQUITY
                                               September 30,  December 31,
                                                   1997          1996
                                                ----------    -----------
                                                (Unaudited)

  CURRENT LIABILITIES:
    Accounts payable                            $1,571,538     $1,665,475
    Accrued payroll, property and other taxes      402,406        493,751
    Accrued expenses                               808,498      1,381,972
    Billings in excess of costs and estimated
      earnings on uncompleted contracts             37,687         45,468
    Current portion of convertible subordinated
      debentures                                   229,533        229,533
                                                ----------     ----------
  Total Current Liabilities                      3,049,662      3,816,199
                                                ----------     ----------

  Shareholders  equity:
    Preferred stock, par value $10; 1,500,000
      shares authorized; none issued                     -              -
    Common stock, par value $.10; 80,000,000
      shares authorized, 29,937,923 and
      29,123,239 issued and outstanding in
      September 1997 and December 1996,
      respectively                               2,993,792      2,912,324
    Additional paid-in capital                  56,712,799     55,582,063
    Accumulated deficit                        (47,941,665)   (44,643,578)
    Officers  receivable collateralized by
      stock                                       (599,279)      (576,640)
    Cumulative foreign currency translation
      adjustment                                (2,140,110)    (2,158,916)
                                                ----------     ----------
                                                 9,025,537     11,115,253
                                                ----------     ----------
                                               $12,075,199    $14,931,452
                                                ==========     ==========








                See Notes to Consolidated Financial Statements

                    METALCLAD CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    For Nine Months Ended        For Three Months Ended
                                                                  September 30,  August 31,  September 30,   August 31,
                                                                     1997          1996          1997           1996
                                                                  -----------   -----------  ------------   -----------
   INSULATION BUSINESS
   Revenues
     Contract revenues                                            $6,046,266     $7,044,442   $1,584,791    $1,319,714
     Material sales                                                  159,876        217,726       27,167        54,923
     Other                                                           202,097         84,117       16,513        15,863
                                                                   ----------    ----------   -----------   -----------
                                                                   6,408,239      7,346,285    1,628,471     1,390,500
                                                                   ----------    ----------   -----------   -----------
   Operating costs and expenses
     Contract costs and expenses                                   5,351,956      6,847,246    1,367,928     1,141,845
     Cost of material sales                                          120,056        170,133       16,483        45,249
     Selling, general and administrative expenses                    894,198      1,342,238    1,659,239       247,163
                                                                   ----------    ----------   -----------   -----------
                                                                   6,366,210      8,342,238    1,659,239     1,434,257
                                                                   ----------    ----------   -----------   -----------
   Operating income (loss)                                            42,029       (995,953)     (30,768)      (43,757)
                                                                   ----------    ----------   -----------   -----------
   WASTE MANAGEMENT
   Revenues
     Collection, recycling and destruction                          1,443,822     1,997,379    1,294,085       527,498

   Operating costs and expenses
     Collection, recycling and destruction                          2,037,184     2,658,874    1,611,532       616,174
     Landfill                                                         325,598       178,633      131,556       126,107
                                                                   ----------    ----------   -----------   -----------
                                                                    2,362,782     2,837,507    1,743,088       742,281
     Other Income                                                     168,720             -            -             -
     Equity in earnings of unconsolidated affiliates                 (742,845)     (311,706)           -      (168,291)
                                                                   ----------    ----------   -----------   -----------
     Operating Loss                                                (1,493,085)   (1,151,834)    (449,003)     (383,074)
                                                                   ----------    ----------   -----------   -----------
   Corporate expense                                               (1,918,251)   (2,936,925)    (645,946)     (631,920)
                                                                   ----------    ----------   -----------   -----------
   Operating loss                                                  (3,369,307)   (5,084,712)  (1,125,717)   (1,058,751)
   Interest Income (Expense)                                          (58,885)     (152,495)     (33,272)       66,401
   Gain (loss) on foreign currency translation                          5,771             -       14,820             -
                                                                   ----------    ----------   -----------   -----------
             Net Loss                                             $(3,422,421)  $(5,237,207) $(1,144,169)   $ (992,350)
                                                                   ==========    ==========    ==========    ==========

   Weighted average number of common shares                        29,234,647    26,962,894   29,429,368     28,738,370
   Per share of common stock:
     Loss from continuing operations                                 $(.12)        $(.19)        $(.04)        $(.03)
                                           See Notes to Consolidated Financial Statements

                    METALCLAD CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  For Nine Months Ended
                                               --------------------------
                                               September 30,   August 31,
                                                   1997           1996
                                               -----------    -----------
  OPERATING ACTIVITIES
  Net loss                                     $(3,422,421)   $(5,237,207)
    Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                360,160        361,100
      Loss in earnings of unconsolidated
        affiliates                                 742,845        311,706
      Other                                              -         41,211
      Provision for losses on accounts
        receivable                                  (7,600)        19,757
      Issuance of stock for services and
        interest on convertible subordinated
        debentures                                 108,750        324,008
      Write down of real estate held for sale            -        130,415
      Earnings in excess of distributions
        from Curtom-Metalclad                       12,588         27,794
      Changes in operating assets and
        liabilities:
          Decrease in accounts receivable        1,392,258      1,256,603
          (Increase) decrease in unbilled
            receivables                            (17,670)       105,859
          Decrease in inventories                  133,395         42,812
          (Increase) decrease in prepaid
            expenses and other assets              (41,564)       (206,843)
          Decrease in receivables from related
            parties                                 95,314         79,028
          (Decrease) in accounts payable and
            accrued expenses                    (2,334,546)    (1,428,289)
          (Decrease) in billings over costs         (7,781)      (280,458)
                                                 ---------     ----------
          NET CASH USED IN OPERATING ACTIVITIES (2,986,272)    (4,452,504)
                                                 ---------     ----------
  INVESTING ACTIVITIES
    Purchase of equipment                         (210,809)      (759,877)
    Investments and capitalized costs in
      unconsolidated affiliates                   (712,971)    (2,290,498)
    Other investments                                    -        (67,229)
    Restricted cash                                769,500              -
    Cash increase from ARI consolidation           175,546              -
                                                 ---------     ----------
         NET CASH USED IN INVESTING ACTIVITIES      21,266     (3,117,604)
                                                 ---------     ----------

                                                  For Nine Months Ended
                                               --------------------------
                                               September 30,   August 31,
                                                   1997           1996
                                               -----------    -----------
  FINANCING ACTIVITIES
    Payments on long-term borrowings                     -        (24,959)
    Proceeds from long-term borrowings                   -         11,154
    Payments on Officers  receivables
      collateralized by stock                            -        180,808
    Proceeds from sale of common stock
      under stock option plan                    1,103,454      6,702,794
    Proceeds from sale of common stock                   -      5,226,199
                                                 ---------     ----------
     NET CASH PROVIDED BY FINANCING ACTIVITIES   1,103,454     12,095,996
                                                 ---------     ----------
  Effect of exchange rates on cash                 (10,282)      (258,887)

                   INCREASE (DECREASE) IN CASH
                          AND CASH EQUIVALENTS  (1,871,834)     4,267,001

    Cash and cash equivalents at beginning
      of period                                  3,074,395        709,730
                                                 ---------     ----------
    Cash and cash equivalents at end
      of period                                 $1,202,561     $4,976,731
                                                 =========      =========
    Supplemental disclosures of cash
      flow information:
        Cash paid for interest                  $   62,137     $  244,785
                                                 =========      =========

















                See Notes to Consolidated Financial Statement.

                    METALCLAD CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    For the Period Ended September 30, 1997
                                  (Unaudited)

  1. The accompanying unaudited financial statements of Metalclad Corporation and its subsidiaries (the "Company") have been prepared in accordance  with  the  instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (which consist only of normal recurring adjustments)  necessary  for  a  fair  presentation  have  been  included.
  Operating results for the nine months ended September 30, 1997 are not necessarily indicative of what results will be for the fiscal year ending December 31, 1997. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1996.

  2. In December 1996, the Company changed its fiscal year end to December 31 from its previous May 31. This 10-Q reflects the Company s new quarterly reporting period and compares it to the most comparable period from its previous filings.

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

  5. In late March 1997, QUIMICA OMEGA and BFI-MEXICO completed QUIMICA OMEGA s previously announced acquisition of BFI s interest in BFI-OMEGA, the Mexican joint venture company established in April 1996. Effective January 1, 1997, the Company controlled 100% of the outstanding stock of BFI-OMEGA and assumed management control of its operations. The BFI-OMEGA j o int venture was subsequently renamed Administracion de Residuos Industriales ( ARI ). For the first six months of 1997, the Company pursued a strategy of identifying a new partner to acquire 50% of ARI. Because of this strategy, the Company maintained the equity method of accounting for ARI. In August 1997, the Board of Directors decided to maintain ARI as a 100% owned subsidiary and not continue the pursuit of a partner. This decision was based upon the increasing value of ARI relative to the Company s on-going development activities. Consequently, the Company is now consolidating ARI into its financials, effective July 1, 1997 for its quarterly reporting.

  6. Newly Issued Accounting Pronouncements. The Financial Accounting Standards Board ( FASB ) has issued Statement of Financial Accounting Standards ( SFAS ) No. 128 Earnings Per Share which is effective for reporting periods ending after December 15, 1997. SFAS No. 128 replaces fully diluted EPS with diluted EPS and replaces primary EPS with basic EPS. The Company will adopt the new standard in its reporting for the quarter and the year ended December 31, 1997. Management does not believe that adoption of this standard will have a significant impact on earnings per share.

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

  7. Certain reclassifications have been made to prior period consolidated financial statements to conform with the current year presentation.

  8. The loss per share amounts for the nine months ended September 30, 1997 and the nine months ended August 31, 1996 were computed by dividing the net loss by the weighted average shares outstanding during the applicable period.

  ITEM 2.  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS

       All statements, other than statements of historical fact, included in this Form 10-Q, including without limitation the statements under
    Management s Discussion and Analysis of Financial Condition and Results of Operations are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Metalclad Corporation (the Company ) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-Q. Such potential risks and uncertainties include, without limitation, the ability to commence operations at the Company s hazardous waste treatment sites under development, competitive pricing and other pressures from other businesses in the Company s markets, economic conditions generally and in the Company s primary markets, availability of capital, cost of labor, and other risk factors detailed herein and in other of the Company s filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this Form 10-Q and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could d i f f er from those projected in such forward-looking statements. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements.

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

       Insulation Business. Total revenues from the insulation business for the nine months ended September 30, 1997 were $6,408,000 as compared to $7,346,000 for the comparable period ended August 31, 1996, a decrease of 13%.

         Contract revenues for the nine months ended September 30, 1997 were $6,046,000 as compared to $7,044,000 for the nine months ended August 31,

  1996,  a  decrease  of  14%.   This decline is primarily attributed to the
  closure of two unprofitable offices that accounted for $921,000 in revenues for the nine months ended August 31, 1996.

           Although revenues have declined over the past several years, this trend is not anticipated to continue nor is it anticipated that the decline in revenues will lead to substantial losses from operations. The Company has taken steps to increase revenues by its recent re-entry into the commercial insulation market. For the three months ended September 30, 1997, contract revenues increased 20% as compared to the three months ended August 1996.

        The Company has also reduced its cost structure, closed unprofitable offices and restructured the senior management of the insulation company. All of these actions are anticipated to enhance the Company s ability to be profitable.

            Material sales were $160,000 for the nine months as compared to $218,000 for the comparable period in 1996, a decline of 27%.

         Other revenues were $202,000 for the nine months versus $84,000 for the comparable period in 1996. This increase is attributed to the settlement of a collection claim against a previous customer and insurance refunds from prior years premiums.

            Total expenses for the nine months ended September 30, 1997 were $6,366,000 versus $8,342,000 for the nine months ended August 31, 1996, a decline of 24%.

            Contract costs and expenses were $5,352,000 for the nine months versus $6,847,000 for the comparable period in 1996, a decrease of 22%. This decrease is attributed to a) a lesser volume of work and b) the nine months ended August 31, 1996 contained a provision for losses on two fixed-priced contracts.

            Cost of material sales was $120,000 for the nine months versus $170,000 for the comparable period in 1996. This decline is attributed to the lower sales volume.

         Selling, general and administrative costs for the nine months ended September 30, 1997 were $894,000 versus $1,325,000 for the comparable period in 1996. This decline reflects the Company s decision to close two
  o f fices and implement a cost reduction program in its remaining operations.

            Waste Management Services. Revenues for the nine months ended September 30, 1997 were $1,444,000 as compared to revenues of $1,997,000 for the comparable period ended August 31, 1996, indicating a decline of 28%. However, because of the differing accounting methods between the periods, comparisons cannot be accurately reflected (see Note 5). If the Company had consolidated the revenues of ARI for the nine month periods ended September 30, 1997 and August 31, 1996, revenues would have been $3,503,000 and $2,335,000, respectively, an increase of 50%.

            Operating costs and expenses were $2,363,000 for the nine months ended September 30, 1997 versus $2,838,000 for the comparable period in 1996. Again, comparisons are difficult due to the differing accounting methods for the collection, recycling and destruction businesses. The landfill costs have increased and reflect the costs of maintaining the Company s completed, but not yet opened, landfill facility as well as costs associated with the continuing development activities of additional industrial waste landfill facilities in Mexico.

         Other income of $169,000 represents the reduction in back taxes and interest due as a result of the Company qualifying for a discount under a new Mexican tax payment program.

      Equity in earnings of unconsolidated affiliates was ($743,000) for the nine months versus ($311,000) for the comparable period in 1996. Because of the change in accounting, the ($743,000) loss only represents 100% of the losses for the first six months of 1997 and 50% of the losses in 1996 and includes ($192,000) in losses associated with 1996 operations, recorded in the current year, as identified during the Company s assumption of control of the joint venture in 1997. The losses from the joint venture s operations in 1997 are declining and the Company anticipates that the joint venture will become profitable in the fourth quarter of 1997. (See Note 5.)

         Corporate Expense. Corporate expenses were $1,918,000 for the nine months ended September 30, 1997 as compared to $2,937,000 for the nine months ended August 31, 1996, a decline of 35%. This decline in expenses was achieved while the Company a) absorbed certain settlement costs associated with the State Fund litigation, b) funded pursuit of its claim under the NAFTA related to its San Luis Potosi facility and c) continued its development activities in Mexico.

         Interest Expense. Interest expense was $59,000 for the nine months as compared to $152,000 for the comparable period, as the Company has virtually eliminated most of its interest bearing obligations.

        Gain on Foreign Currency Translation. This gain of $6,000 is due to the accounting treatment associated with Mexico s highly inflationary economy. (See Note 3.) During the comparable period, this adjustment was made directly to the Company s equity section of its balance sheet. It is not anticipated that this accounting change will have a material effect on the Company going forward.

  Consolidated Results

            The Company experienced a net loss of ($3,422,000) for the nine months ended September 30, 1997 as compared to a net loss of ($5,237,000) for the comparable period ended August 31, 1996, an improvement of 35%, while reflecting 100% of the losses of ARI in 1997 versus 50% of ARI s losses during 1996.

  Liquidity and Capital Resources

         Working capital at September 30, 1997 was $1,254,000 as compared to $2,719,000 as of December 31, 1996. The Company had cash and cash equivalents of $1,203,000 at September 30, 1997 as compared to $3,074,000 at December 31, 1996. Cash used in operations was ($2,986,000) as compared to ($4,453,000) for the comparable period ending August 31, 1996.

         During the three months ended September 30, 1997 the company raised $1,100,000 from the exercise of 735,636 of its outstanding warrants at $1.50. Under the anti-dilution provisions of certain of the Company s outstanding warrants, the adjusted exercise price is now $1.50 per share for approximately 5,635,000 which previously were exercisable at prices ranging from $1.51 to $5.00. Additionally, the Company issued new warrants exercisable at $1.50 to those persons who exercised their warrants during this period.

            The  Company believes that the insulation business will generate adequate cash flows from operations to meet its future obligations and expenses relating to such operations. The Company will require additional financing to construct and operate additional waste treatment facilities in Mexico as well as to support the continuing expansion of ARI s operations. Furthermore, the Company will continue to incur additional general, administrative and legal expenses associated with the pursuit of its claim under the NAFTA. The Company is aware of its ongoing cash requirements and has implemented a cash flow plan, including continued reduction in its general and administrative expenses. The Company continues to evaluate the timing and substance of various financing structures. Additionally, the Company has secured preliminary approval with a federal developmental bank in Mexico for its next project and expects to secure said financing in the near future.

                                    PART II

                               OTHER INFORMATION

  Item 1.  Legal Proceedings

      The Company has filed a claim against the Mexican government under the North American Free Trade Agreement ( NAFTA ) related to the Company s inability to open and operate its completed hazardous waste treatment facility in San Luis Potosi. The claim was filed with the International Centre for Settlement of Investment Disputes ( ICSID ) in Washington, D.C. on January 13, 1997. The Company s claim is one under the category of
    Like unto Expropriation wherein the Company claims, having been denied the right to operate its constructed and permitted facility, its property has therefore been expropriated. The three-member panel which will hear the case has been formed and the initial hearing was held on July 15, 1997. On October 14, 1997 the Company filed its Memorial with the panel which includes its claim plus all evidence supportive of its case. Included is a damage study indicating that the fair market value of the facility is $90,000,000. No assurance can be given that the efforts of the Company will be fruitful and there is always the possibility of a negotiated settlement between the parties.

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

           None

  Item 5.  Other Information

           None

  Item 6.  Exhibits and Reports on Form 8-K

           Not Applicable


                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     METALCLAD CORPORATION


  Date:  November 14, 1997           By: /s/Anthony C. Dabbene
                                         -------------------------------
                                         Anthony C. Dabbene
                                         Chief Financial Officer
                                         (Principal Accounting Officer)