Form 10-K
period 1997-12-31
METALCLAD CORP
filed 1998-03-30
CIK 13547

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 12b-25

                         NOTIFICATION OF LATE FILING

  (Check One):
  /X/Form 10-K  / /Form 20-F  / /Form 11-K  / /Form 10-Q / /Form N-SAR

  For Period Ended: December 31, 1997
                    ------------------

       / / Transition Report on Form 10-K
       / / Transition Report on From 20-F
       / / Transition Report on Form 11-K
       / / Transition Report on Form 10-Q
       / / Transition Report on Form N-SAR
       For the Year Ended: December 31, 1997

  READ INSTRUCTION (ON BACK PAGE) BEFORE PREPARING FORM. PLEASE PRINT OR TYPE. NOTHING IN THIS FORM SHALL BE CONSTRUED TO IMPLY THAT THE COMMISSION HAS VERIFIED ANY INFORMATION CONTAINED HEREIN.

  If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

  PART I REGISTRANT INFORMATION

  METALCLAD CORPORATION
  ----------------------------

  2 CORPORATE PLAZA, SUITE 125
  ----------------------------
  NEWPORT BEACH, CA 92660
  ----------------------------





  PART II RULES 12B-25(b) AND (c)

  If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25 (b), the following should be completed. (Check box if appropriate)

  [ X ] (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

  [    ]   (b) The subject annual report, semi-annual report, transition report on Form 10-K, form 20-F, 11-K or Form M-SAR, or portion thereof will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report of transition report on Form 10-Q; or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

  [    ]   (c) The accountant s statement or other exhibit required by Rule
  12b-25(c) has been attached if applicable.


  PART III   NARRATIVE

  Form 10-K for year ended December 31, 1997 could not be filed within the prescribed time period due to the Company and its independent auditors requiring more time to complete all required audits in the U.S. and Mexico.


  PART IV   OTHER INFORMATION

  (1) Name and telephone number of person to contact in regard to this notification.

  Anthony C. Dabbene       (714) 719-1234

  (2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been
  filed?  If answer is no, identify reports(s).      /X/ Yes      / / No

  (3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report
  or portion thereof?     / / Yes    /X/ No

  If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.





                            METALCLAD CORPORATION
                 (Name of Registrant as Specified in Charter)

  has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

  Date 3/30/98       By /s/ Anthony C. Dabbene