Form 10-K
period 1997-12-31
METALCLAD CORP
filed 1998-04-16
CIK 13547

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

                     For the year ended  December 31, 1997

                         Commission File Number 0-2000

                             METALCLAD CORPORATION
            (Exact name of registrant as specified in its charter)

             Delaware                                95-2368719
  (State or other jurisdiction of             (I.R.S. Employer ID No.)
  incorporation or organization)

      2 Corporate Plaza, Suite 125
        Newport Beach, California                       92660
  (Address of Principal Executive Office)            (Zip Code)

       Registrant's telephone number, including area code (714) 719-1234


          Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
           Title of each class                   on which registered
                  None                                    None

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

       The aggregate market value of the Common Stock held by non-affiliates of the registrant on March 17, 1998 was approximately $36,076000, based upon the average of the bid and asked prices of the Common Stock, as reported on the Nasdaq Small Cap Market.

            The number of shares of the Common Stock of the registrant outstanding as of March 17, 1998 was 30,063,870.

       Documents incorporated by reference:

            Portions of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1998 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.



                                    PART I

       All statements, other than statements of historical fact, included in this Form 10-K, including without limitation the statements under
    Management s Discussion and Analysis of Financial Condition and Results of Operations and Business , are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act ), and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act ). Such forward-l o o king statements involve assumptions, known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Metalclad Corporation (the Company ) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-K. Such potential risks and uncertainties include, without limitation, the ability to commence operations at the Company s hazardous waste treatment sites under development, competitive pricing and other pressures from other businesses in the Company s markets, economic conditions generally and in the Company s primary markets, availability of capital, cost of labor, and other risk factors detailed herein and in other of the Company s filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this Form 10-K and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could d i f f er from those projected in such forward-looking statements. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements.

  ITEM 1.  BUSINESS

  (a)  General Development of Business

            Mexican Industrial Waste Treatment and Disposal Business. Since November 1991, the Company has been actively involved in the development of integrated industrial waste treatment and disposal facilities in various states in the Republic of Mexico. The business is comprised of three major components: industrial waste services, treatment and disposal, and development.

       Industrial waste services are conducted by Administracion de Residuos Industriales, S.A. de C.V. ( ARI ). ARI s business is comprised of waste collection, placement and servicing of parts-washing machines, recycling, fuels blending and transportation. ARI currently operates through a n e twork of branch offices, strategically located in Mexico City, Guadalajara, Puebla, Tampico, Monterrey, Guanajuato, San Luis Potosi, Veracruz and Coatzacoalcos. In addition, it operates a fuel blending and recycling facility in Tenango and has its headquarters in Mexico City.

          Treatment and disposal operations remain in the development stage, with the Company s completed landfill and treatment facility, known as El Confin , located in the State of San Luis Potosi unable to open and now the subject of the Company s claim under the North American Free Trade Agreement ( NAFTA ). See Item 3 - Legal Proceedings and Note 3 of the Financial Statements (Item 14).

        Development activities are conducted by Ecosistemas Nacionales, S.A. de C.V. ( ECONSA ). ECONSA s primary business is the development and permitting of industrial waste treatment and landfill facilities in strategic locations in Mexico. It currently has several facilities under development, with construction at one having commenced in the first quarter of 1998.

         Insulation and Asbestos Abatement Contracting. Metalclad Insulation Corporation is one of the largest and most respected insulation and asbestos abatement contractors on the West Coast. The Company provides labor and material supply services to a wide range of industrial and commercial clients. Insulation services include the installation of high and low temperature insulation on pipe, ducts, furnaces, boilers, and other types of industrial equipment and commercial applications. Asbestos abatement services include removal and disposal of asbestos-containing products in similar applications. The Company fabricates specialty items for the insulation industry and sells insulation material and accessories incident to its services business to its customers as well as other contractors. A diverse list of clientele includes refineries, utilities, c h e m i c a l / petrochemical plants, manufacturing facilities, c o m m ercial/manufacturing installations and buildings, and various government facilities.

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

          The Company's Mexican subsidiaries include Ecosistemas Nacionales, S.A. de C.V. (ECONSA), Ecosistemas del Potosi, S.A. de C.V., formerly known as Eco Administracion, S.A. de C.V. ("ECOPSA"), Quimica Omega, S.A. de C.V. ("QUIMICA OMEGA"), Consultoria Ambiental Total, S.A. de C.V. ("CATSA"), Confinamiento Tecnico de Residues Industriales, S.A. de C.V. ("COTERIN"), Administracion de Residuos Industriales, S.A. de C.V. (ARI) and Ecosistemas El Llano, S.A. de C.V. ( Llano ). Each of the Mexican subsidiaries is a corporation of variable capital (sociedad anonima de capital variable).

          Unless otherwise indicated, the term "Company" refers to Metalclad C o rporation, its United States and Mexican subsidiaries, and its predecessors.

        The Company's principal executive offices are located at 2 Corporate Plaza, Suite 125, Newport Beach, California 92660, United States, and its telephone number is (714) 719-1234. MIC and MEC serve their insulation contracting customers from their headquarters in Anaheim, California. ECO-MTLC's offices are in Newport Beach, California, and the Company's Mexican subsidiaries' offices are located in Mexico City, the City of San Luis Potosi and the City of Aguascalientes.

  (b)  Subsequent Events

  1                                                                        .
  The Company began working on an industrial waste landfill and hazardous waste treatment facility in the State of Aguascalientes more than two years ago. The Company attempted to make the project a model for cooperation between the federal, state and local units of government in Mexico as a result of the Company s experience in San Luis Potosi and because of the Company s knowledge of governmental sensitivity to the potential problems of such a project. The Company s developmental team
  w o r ked with governmental officials at all levels, together with environmental organizations, non-governmental organizations and virtually any other party that showed any kind of an interest in the project. Company employees experienced in this area attempted to be sensitive to every legal requirement as well as every cultural nuance. As a way of strengthening the public profile of the project, the Company applied for financing with Banco Nacional De Obras Y Servicios Publicos, S.N.C. (BANOBRAS). Because Aguascalientes is a state bordering San Luis Potosi and knowledge of the Company s negative experience in the state of San Luis Potosi proceeded our development activities in Aguascalientes, state and local officials were supportive of an open, transparent and mutually supportive relationship from the beginning. The Company always believed there would be no linkage between the fact of our claim in the NAFTA Tribunal (which primarily targeted the former governor of San Luis Potosi) and the development of additional projects in the Country of Mexico and, t h e r efore, had no hesitation about moving forward with several developmental projects there.

  On February 25, 1998, the Company expected approval for long-term financing for its Aguascalientes project from BANOBRAS. The Company believed this based upon the fact that the Board of BANOBRAS gave authority for this kind of financing approximately a year ago, that the bank gave specific conceptual approval for the project more than six months before, that the entire financial submission was complete, and representations of bank officials given prior to the February 25, 1998 meeting of the Credit Committee of the bank.

  As of the date of this filing, BANOBRAS has still not yet approved the long-term financing for the Aguascalientes project and has indicated to the Company that the project is still under review. Regrettably, the Company has reason to believe that there is, indeed, linkage between the Federal agency defending Mexico before the NAFTA Tribunal and BANOBRAS and the Company believes that the project will either remain under review or be ultimately rejected by the bank. Consequently, the Company has had to reevaluate the project with a view towards finding other alternatives for long-term financing. In addition, it was important that the Company determine whether the hostility shown by those defending the NAFTA claim had any possibility of having a negative impact on the future success of the Aguascalientes project. At this writing, the Company has confirmed that it has both the legal and political support necessary to make the project a success. The Company also believes it will be able to obtain the long-term financing necessary to ensure successful completion and operation of the project. The contractor on the project has offered to participate with the Company in construction financing in order to meet the completion deadline of August 1998, but the Company intends to pace the construction consistent with its own resources as it pursues long-term project financing consistent with its overall objectives. The Company is currently pursuing a proposal for long-term financing and if successful, which it believes it will be, will enable an on-time completion of this project.

  2                                                                        .
  On October 13, 1997, the Company filed its detailed memorial with the NAFTA Tribunal, hearing the Company s claim related to its El Confin facility. On February 17, 1998, the United Mexican States ( Mexico ) responded to the Company s claim to the Tribunal. The Company now expects that there will be required a reply brief from the Company, a rejoinder brief from Mexico and then a hearing prior to the final determination of the case. It is believed that this process could take six months or more to complete.

       3. In March 1998, the Company continued its warrant exchange program, initiated in August 1997. The exchange program involves the exercise of currently held warrants at an exercise price of $1.25 per share of common stock. The Company is replacing each warrant exercised with a new warrant, expiring in five years, with an exercise price of $1.25. The effect of this financing program reduces the exercise price of most of the company s outstanding warrants to $1.25, effective March 20, 1998.

       4. As disclosed in Item 7, Liquidity and Capital Resources, the Company entered into a transaction in December 1997, the effect of which was to make a secured convertible loan for approximately $1,500,000. In order for the debt to be convertible, the agreement provided that Metalclad stock had to trade above $1.50 for a period of 10 consecutive days. The reason this provision was negotiated was to protect the Company from the impact of the anti-dilution provisions of outstanding warrants that require a ratchet effect if any subsequent equity sales are made below the current exercise price of the warrant (the effect is to lower the outstanding warrant exercise price to the price of the equity sale or the existing market price of the stock, whichever is lower). At the date of this writing, that condition has now been fulfilled and the debt is fully convertible into equity at an exchange rate of $1.50 per share. In addition, the note holder now has the right to 1,500,000 warrants exercisable at $1.50.

  (c)  Financial Information About Industry Segments

       The Company, through MIC and MEC, is engaged in insulation services, asbestos abatement services, and insulation material sales, such activities constituting one industry segment. The development and operation of the industrial waste treatment business, commenced in November 1991 through ECO-MTLC and now conducted by the Company s Mexican subsidiaries, has been reported as a separate industry segment for 1995, 1996 and 1997. Financial information concerning the Company's business segments is included and incorporated by reference in Part II and Part IV of this Form 10-K.

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

       In April 1996, the Company formed a joint venture in Mexico with BFI-Mexico. The joint venture, which was named BFI-OMEGA, became effective for accounting purposes on March 10, 1996, expanded operations in Mexico to eight branches, all of which include collection, transportation, treatment, and disposal of industrial wastes.

       In January 1997, QUIMICA OMEGA and BFI-Mexico reached agreement for QUIMICA OMEGA to acquire BFI-Mexico s 50% interest in the joint venture and the Company renamed this entity Administracion de Residuos
  Industriales, S.A. de C.V. ( ARI ).

       With the acquisition of BFI-OMEGA, Metalclad now owns all of its operations in Mexico, which are split into two primary divisions: (i) the business conducted by ECONSA which involves development, ownership and operation of landfill and treatment facilities; and (ii) the operating activities of ARI which include primarily the collection, transportation and treatment of certain hazardous and industrial waste, as well as the placement and servicing of parts-washing machines.

       Business in the United States. Metalclad Insulation Corporation is one of the largest and most respected insulation and asbestos abatement contractors on the West Coast. The Company provides labor and material supply services to a wide range of industrial and commercial clients. Insulation services include the installation of high and low temperature insulation on pipe, ducts, furnaces, boilers, and other types of industrial equipment and commercial applications. Asbestos abatement services include removal and disposal of asbestos-containing products in similar applications. The Company fabricates specialty items for the insulation industry and sells insulation material and accessories incident to its services business to its customers as well to as other contractors. A diverse list of clientele includes refineries, utilities, chemical/ petrochemical plants, manufacturing facilities, commercial/manufacturing installations and buildings, and various government facilities.

  Mexican Business

       ECONSA. ECONSA s role for the Company in Mexico is to develop facilities for the treatment, storage, and disposal of industrial waste. ECONSA, through subsidiaries, will own these facilities after development is completed. All management and operation will be performed by a new subsidiary under terms of operating agreements which will be in place for each facility.

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

       Following the procedure outlined by NAFTA, the Company filed its Notice of Claim on January 2, 1997. The Claim was filed with the International Centre for Settlement of Investment Disputes ( ICSID ) in Washington, D.C. On January 13, 1997, the Secretary General of ICSID registered the Company s claim and notified both the United States and Mexican governments of the registration.

       The rules governing these kinds of claims allow each party to choose one arbitrator with those two to choose a third. This tribunal has been impaneled and an initial hearing was held in July 1997 to set rules for discovery, time periods for submissions, and other administrative processes.

       On October 13, 1997, the Company filed its detailed memorial, or claim. On February 17, 1998, Mexico filed its counter-memorial, or response. The Company now expects that there will be required a reply brief from the Company, a rejoinder brief from Mexico and then a hearing prior to the final determination of the case. It is believed that this process could take six months or more to complete.

       The Company s claim is one under the category of claims identified in NAFTA referred to as Likened to Expropriation wherein the Company, having been denied the right to operate its constructed and permitted facility, claims its property has therefore been, as a practical matter, expropriated, entitling the Company to the fair market value of the facility as damages.

       Although the Company remains confident in its position, no assurances can be given that it will be successful in this arbitration process.

       ECONSA is also active in development of additional projects in Mexico. It is presently pursuing development opportunities near the heart of industrial Mexico. These opportunities include industrial waste landfill facilities and hazardous waste treatment facilities which will include neutralization, solidification and evaporation processes to handle a variety of waste streams. These development activities include siting, permitting, social and political support, and community awareness. The development process typically can take up to two years to obtain the necessary support and permitting to build a facility. The actual construction time necessary to complete these facilities is approximately six months. However, there can be no assurances that the Company will be successful in these efforts.

       ARI. In 1996, the Company undertook significant expansion of the ARI operations in Mexico. Branches now exist in Mexico City, Guadalajara, Puebla, Tampico, Monterrey, Guanajuato, San Luis Potosi, Veracruz and Coatzacoalcos. The Company intends to expand the number of branches as necessary to serve as collection and transportation facilities, as well as the marketing arm for any treatment and disposal facilities opened by the Company.

       The goal of the Company is to expand the existing business of ARI to include fully-integrated services which will be able to satisfy all of the requirements of industrial waste producers.

       By following this business plan, ARI anticipates capturing a significant share of the newly-developing market for environmental services in the industrial heart of Mexico. The Company has developed a new technology for the disposing of industrial solid hazardous waste. The material has been successfully used as an alternate fuel at two cement plants. Steps are continually being taken to expand relationships at both the Cruz Azul Cement Company and the Apasco Cement Company so that additional liquid and solid fuel can be sent to their facilities.

       Mexican Governmental Regulations and Permits. The Company's proposed business in Mexico is highly regulated and is subject to Mexican environmental law. Development of each proposed industrial waste treatment facility cannot be commenced until the Company receives a separate unconditional permit to construct (a "Construction Permit") from the applicable local, state, and federal agencies of the Mexican government. A completed facility cannot be opened until the Company has received a permit to operate (an "Operating Permit") the facility from such agencies.

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

       Market. The Company has conducted a comprehensive evaluation of the industrial waste market in Mexico. Various organizations participated in specific aspects of the evaluation and the study included numerous direct interviews with waste generators. The study identifies the distribution of waste types by industry segment, estimates the quantity of hazardous wastes generated in Mexico, identifies specific pricing structure for current waste handling activities, and identifies existing and possible future competitors. As a result of this study, the Company estimates that the total industrial waste generated annually is approximately 150 million tons, of which approximately 8 million tons are hazardous and likely to be processed at commercial facilities. The remaining waste will most likely be processed in-house by industry. The Company's conclusions are consistent with reports from SEMARNAP and the United States Department of Commerce relative to hazardous waste generated.

       Each of the Company's proposed landfill facilities, with a design capacity of 90,000 - 360,000 tons per year, will be able to process approximately 2% of the estimated 8 million tons of hazardous waste generated in Mexico annually.

       Competition.   The Company believes it will build and operate the
  first fully-integrated waste treatment facility in Mexico, having the capability to treat, store or recycle all forms of waste, operating to international standards. Existing facilities do not typically offer either a high level of technology or a high degree of integration with regard to the processing of waste. As a fully-integrated industrial waste management facility, the Company has no known, commercially active competitors. The Company believes that it will encounter limited competition from small companies operating in various niches of the waste treatment industry; however, companies with substantially greater financial, technical, marketing, and other resources than the Company may enter the market and compete with the Company's anticipated business.

       The only substantial hazardous waste disposal operation currently operating in Mexico is a landfill located near Monterrey which is 60%- owned by Waste Management. This landfill receives wastes from plants throughout Mexico and has had significant growth during the last few years as a result of the increased enforcement activities of PROFEPA. Although this landfill will be a competitor, the Company believes that in many cases the technologies offered at the Company's proposed facilities will be both preferred because of the design and treatment strategies incorporated into the Company s landfill and competitively priced as a result of transportation cost savings. See Transportation.

        Although the Company believes the hazardous waste treatment market in Mexico is substantial and growing, to the extent potential competitors establish facilities in Mexico and offer comparable services at lower prices or more cost-effective waste disposal alternatives, the Company's
  ability to compete effectively could be adversely affected.   No such
  competition is yet evident in Mexico and the impact of the Company s NAFTA claim may slow entry of other U.S. firms evaluating Mexico.

       Transportation. The Company believes that its single most competitive short and long-term advantage in the Mexican marketplace is due to the location of El Confin and other ARI facilities. The El Confin site is centrally located in Mexico and situated near the intersection of the major north/south transportation route (Highway 57) and the major east/west transportation route (Highway 70), both of which are well-maintained and conveniently traveled. The central location of the site will minimize the freight element of waste-handling costs to industries located in many of the major Mexican industrial zones. The distances from major cities in Mexico to El Confin are approximately as follows:

   San Luis Potosi   100 km  (65 miles)    Durango        81 km (300 miles)
   Aguascalientes    203 km (125 miles)    Monterrey     537 km (335 miles)
   Guadalajara       348 km (215 miles)    Veracruz      758 km (470 miles)
   Mexico City       413 km (260 miles)    Oaxaca        950 km (590 miles)
   Tampico           418 km (260 miles)    Chihuahua   1,050 km (650 miles)

            Employees. As of December 31, 1997, the Company had a full-time staff of approximately 165 employees working in its Mexican operations, including 14 management personnel and 15 clerical workers.

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

            The Company removes all forms of ACM after first treating the asbestos with water and a wetting agent to minimize fiber release. Dry removal is conducted in special cases where wetting is not feasible, provided Environmental Protection Agency ("EPA") approval is obtained. The Company's workers also remove pipe insulation by cutting the wrapping into sections in an enclosed containment area or utilizing special " g lovebags" which provide containment around the section of pipe insulation being removed. In some instances, the Company performs asbestos removal and provides related re-insulation contracting services, including insulation material sales; in other cases, the Company performs only asbestos removal services. The Company believes that the removal of ACM provides the best and most cost-effective solution for most asbestos abatement projects.

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

           The Company requires the use of protective equipment and sponsors periodic medical examination of all field employees. During removal procedures, ACM is generally wetted to minimize fiber release and filtration devices are used to reduce contamination levels. Air monitoring to determine asbestos fiber contamination levels is conducted on all abatement projects involving the removal of friable asbestos. The Company has a comprehensive policy and procedure manual which covers all a c t i v i ties of an asbestos abatement project and the specific responsibilities and implementation of Company procedures and policies to be followed on each project. The manual is reviewed periodically by management and updated to insure compliance with federal, state, and local r e gulations, to include information from in-house project reviews findings, and to include updated information regarding industry practices. To separate its responsibilities and to limit liability, the Company utilizes third party, unaffiliated laboratories for asbestos sampling analysis and licensed independent waste haulers for the transportation and disposal of asbestos waste from its projects.

           Materials and Supplies. The Company purchases its insulating and asbestos abatement materials and supplies from a number of national manufacturers and the Company is not dependent on any one source for these materials and accessories used in its insulation services and asbestos abatement business.

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

        Curtom-Metalclad Joint Venture. In 1989, the Company entered into a j o i nt venture with a minority service firm which qualifies for preferential contract bidding because of minority status, with the Company owning a 49% interest in this joint venture. The joint venture, known as "Curtom-Metalclad," submits bids for insulation and asbestos abatement services. When contracts are obtained by the joint venture, the Company performs the work specified in the contract as a subcontractor to the joint venture. The Company also receives an interest in 49% of the profits or losses of the joint venture.

         Insulation Material Sales. The current emphasis in this area is to primarily warehouse and supply material for projects where other Company services are provided. The warehoused material is based on economics of bulk purchases of the most commonly used products or projected needs on future known projects, to handle emergencies, and to supply material sales direct to other users as available and when solicited.

           Customers. The Company's insulation customers are categorized as Industrial or Commercial. The industrial customers are predominately public utilities (power, natural gas and water/water treatment), major oil companies for oil refineries and petrochemical plants, chemical and food p r ocessors, other heavy manufacturers, and engineering/construction c o m p a n ies. The Commercial customers are primarily government i n stallations, schools, hospitals, institutions, an array of m a nufacturing/commercial facilities, and the General or mechanical construction contractors. The Company anticipates that a significant portion of its revenues in 1998 will continue to be from work performed for Southern California Edison, ARCO, and Texaco.

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

        Insurance and Bonding. The Company's asbestos and general liability insurance policy provides base coverage of $1,000,000 per occurrence and e x cess liability coverage of $10,000,000. The Company's current insulation and asbestos abatement services customers do not generally require performance bonds. The Company believes, however, that its current bonding arrangements are adequate for the Company's anticipated future needs.

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

           Asbestos Abatement Regulation. Asbestos abatement operations are s u b ject to regulation by federal, state, and local governmental authorities, including OSHA and the EPA. In general, OSHA regulations set maximum asbestos fiber exposure levels applicable to employees and the EPA regulations provide asbestos fiber emission control standards. The EPA requires use of accredited persons for both inspection and abatement. In addition, a number of states have promulgated regulations setting forth such requirements as registration or licensing of asbestos abatement contractors,  training  courses  for  workers,  notification  of intent to
  u n dertake abatement projects and various types of approvals from designated entities. Transportation and disposal activities are also regulated. The Company believes that similar legislation may be adopted in other states and in local building codes.

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

        The Company believes that it is substantially in compliance with all regulations relating to its asbestos abatement operations, and currently h a s all material government permits, licenses, qualifications and approvals required for its operations.

         Backlog.  The Company's backlog for insulation services at December

  3 1 ,   1997,  and  December  31,  1996  was  $5,500,000  and  $4,050,000,
  respectively. Backlog is calculated in terms of estimated revenues on fixed-price and cost-plus projects in progress or for which contracts have been executed. The Company believes that backlog as of any date is not necessarily indicative of future revenues. The Company estimates that its entire backlog as of December 31, 1997 will be completed during the next twelve months. The majority of the Company's present business is on cost-plus contracts for which backlog is estimated. The Company fulfills product and supply orders promptly, and there is no backlog in the material sales business.

            Employees. As of December 31, 1997, the Company had a full-time staff of 10 salaried employees, including two executive officers, project managers/estimators, purchasing, accounting, and office staff.

            As  of December 31, 1997, the Company employed approximately 105 hourly employees for insulation contracting services, nearly all of whom are members of the International Association of Heat and Frost Insulators and Asbestos Workers ("AFL-CIO"). The Company is a party to agreements with various local chapters of various trade unions. The number of hourly employees employed by the Company fluctuates depending upon the number and size of projects which the Company has under construction at any particular time. It has been the Company's experience that hourly employees are generally available for its projects, and the Company has continuously employed a number of them on various projects over an extended period of time. The Company considers its relations with its hourly employees and the unions representing them to be good and has experienced no major work stoppages due to strikes by such employees. Additionally, the trade union agreements the Company is a party to also include no strike, no work stoppage premiums.

  Directors and Executive Officers of the Company

            The names, ages, and positions of the Company's directors and executive officers (including certain significant executive officers of the Company's principal subsidiaries) are listed below:

                              Director or Officer

  Name                   Age  Since  Current Position with the Company
  -------------------------------------------------------------------------
  Jose Akle Fierro        53  1997   Director
  Anthony C. Dabbene      46  1996   Chief Financial Officer, Director
  David Duclett           47  1989   Vice President-Marketing & Sales,
                                       MIC/MEC
  Javier Guerra Cisneros  51  1994   Director, Vice President-Mexican
                                       Operations
  Bruce H. Haglund        46  1983   Secretary-General Counsel
  Grant S. Kesler         54  1991   President, Chief Executive Officer,
                                       Director
  Juan B. Morales         46  1997   Director
  Donald K. Yamano        53  1997   President, Chief Executive Officer,
                                       MIC/MEC

         Jose Akle Fierro has been a Director of the Company since May 1997. Mr. Akle has spent most of his professional career in the financial sector, during which he worked for Citicorp for seven years. His last position there was Investment Banking Head for Mexico. Dr. Akle has been involved in venture capital in Mexico since 1986, as a fund manager and investor. At present, he is the largest shareholder and President of a telecommunications venture in Peru, a software development company in Mexico and an investment advisory services corporation. He is on the Board of several processed food companies and a venture capital fund. Dr. Akle s academic background includes two engineering degrees, one in communications in Mexico and another in systems from France. He holds a Doctor of Engineering from the Universite De Grenoble, Grenoble, France.

            Anthony C. Dabbene has been the Chief Financial Officer for the Company since January 1996 and a Director since May 1997. Prior to his employment with the Company, Mr. Dabbene was employed by LG & E Energy Corp. for 10 years, including service as Vice President and Controller to the Energy Services Group. From 1973 to 1985, he was employed by EBASCO Services Incorporated, where he was Manager - Finance and Administration for the Western region from 1981 to 1985. He received a B.B.A. degree in Accounting from St. Francis College and an M.B.A. degree from Long Island University, New York.

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

            Bruce H. Haglund has served as Secretary-General Counsel of the Company since 1983 and served as a Director of the Company from 1983 to July 1991. Since April 1994, Mr. Haglund has been a principal in the law firm of Gibson, Haglund & Johnson. From February 1991 to April 1994, Mr. Haglund was a principal in the law firm of Phillips, Haglund, Haddan & Jeffers. From 1984 to February 1991, he was a partner in the law firm of Gibson & Haglund. Mr. Haglund is also a member of the Board of Directors of GB Foods Corporation, the Secretary and a member of the Board of Directors of Aviation Distributors, Inc., and the Secretary of Renaissance Golf Products, Inc., companies whose stock is publicly traded. He is a graduate of the University of Utah College of Law.

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

           Juan B. Morales, Jr. has been a Director of the Company since May 1997. Mr. Morales spent 4 years working in various divisions of Alfa Group from 1976 through 1980. He represented Ferrostaal and Thyssen from Germany, negotiating for both government and private industry until 1980. Mr. Morales then entered the private sector, owning and directing his own steel scrap processing and wine distribution businesses in Mexico. Mr. Morales academic background includes a BS in economics, from the Wharton School of Business and an MBA from IMEDE in Laussane, Switzerland.

         Donald K. Yamano has been the President and Chief Executive Officer for Metalclad Insulation since June, 1997. His prior experience encompasses Engineering, Design and Construction operational management p o s i t i ons in the power, petrochemical, natural gas and environmental/process industries. The last 15 years has been in Senior Management for LG&E Power, serving as President and CEO of LG&E Power Engineers and Constructors, Inc. since 1992. He received a BS degree in Mechanical Engineering from California State Polytechnic University and is a Registered Licensed Professional Engineer in California and Texas.

  ITEM 2.  PROPERTIES

           The Company leases space for its offices and warehouse facilities under leases of varying terms at rentals aggregating approximately $15,500 per month. The Company's executive offices are located in Newport Beach, California which consists of approximately 3,000 square feet leased at a current rate of $5,572 per month. The Newport Beach lease expires in September 2002. Facilities in Anaheim, California house the Southern California industrial insulation services and the insulation material sales operations. The Anaheim facility consists of 26,000 square feet of office and warehouse space which is leased at the current rate of $8,800 per month. The Anaheim lease expires in April, 1999.

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

          QUIMICA OMEGA owns approximately 1.25 acres of land in Tenango del Valle, Mexico and a 6,940 square foot lot in Tenango del Valle on which an office building and a manufacturing plant are located.

           ECONSA and ARI maintain their corporate offices in Bosques de las L o m as, in the Federal District of Mexico. They jointly lease approximately 2,200 square feet at the rate of $2,800 per month. Their lease is for one year, expiring in October 1998.

          ARI also maintains its branch offices in various cities throughout
  Mexico.   All leases aggregate to a total of $10,000 per month and are for a period of one year.


  ITEM 3.  LEGAL PROCEEDINGS

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

  On October 2, 1996, having completed a long period of negotiation with the Mexican government on the opening of its hazardous waste landfill in San Luis Potosi, Mexico, the Company filed a Notice of Claim under the provision of the North American Free Trade Agreement. The notice was filed with the International Center for the Settlement of Investment

  Disputes (ICSID) in Washington, D.C. pursuant to the provisions of the NAFTA. On January 2, 1997, the Company filed its actual claim with the Tribunal, after which a three-member Tribunal was impaneled which includes one arbitrator from Mexico, one from the United States and a third, chosen jointly by the parties, from Great Britain. The first hearing was held in Washington, D.C. on July 15, 1997 and a number of matters were agreed upon by the parties and a significant amount of direction was given by the Tribunal to the proceedings that would move forward.

         Pursuant to those understandings, the Company, on October 13, 1997, filed its Memorial which included the Claim and all of the evidence supporting the Claim, including expert witness studies and the like. The b a sis of the Company s claim against Mexico is one likened to expropriation. The Company s position is since it is not being allowed to operate a legally authorized project, it has in essence been taken by the Mexican government and they should, therefore, be responsible for paying fair compensation under the provision of the NAFTA. A fair market valuation was done on behalf of the Company by an expert company which indicated the fair market value of this business was $90,000,000.

        On February 17, 1998, the United Mexican States ( Mexico ) responded to the Company s claim to the Tribunal. The Company now expects that there will be required a reply brief from the Company, a rejoinder brief from Mexico and then a hearing prior to the final determination of the case. It is believed that this process could take six months or more to complete.

        It is now expected that the Tribunal will make rulings narrowing the issues between the parties, determining the limits of further discovery on both sides and requesting further pleadings on certain issues, all of which to lead to a final hearing and ultimate determination by the Tribunal. Because this is the first claim before the Tribunal under the Treaty, there is a certain amount of uncertainty about the outcome and the length of time it will take to achieve it. The Company reasonably believes that the arbitration will be concluded during the calendar year 1998.


  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

                                    PART II

  ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the Nasdaq Small Cap Market under the symbol "MTLC." The following table sets forth, for the fiscal periods indicated, the high and low sales prices for the Common Stock as reported by Nasdaq:

                                                     Sales Price
                                                   High        Low
  Fiscal Year Ended May 31, 1996
  1st Fiscal Quarter Ended August 31, 1995       3  5/16     2 15/16
  2nd Fiscal Quarter Ended November 30, 1995     3 13/16     3  1/8
  3rd Fiscal Quarter Ended February 29, 1996     5  5/8      5  1/4
  4th Fiscal Quarter Ended May 31, 1996          3  1/4      3  1/32

  Seven Months Ended December 31, 1996
  1st Fiscal Quarter Ended August 31, 1996       3  3/8      2  5/8
  2nd Fiscal Quarter Ended November 30, 1996     3  1/4      1  1/2
  One month period ended December 31, 1996       1 15/16     1  3/8

  Fiscal Year Ended December 31, 1997
  1st Fiscal Quarter Ended March 31, 1997        1  5/8      1  3/32
  2nd Fiscal Quarter Ended June 30, 1997         2           1  3/32
  3rd Fiscal Quarter Ended September 30, 1997    1 17/32     1  3/16
  4th Fiscal Quarter Ended December 31, 1997     1  9/32       15/16

       The Company has not paid any cash dividends on its Common Stock since its incorporation and anticipates that, for the foreseeable future, earnings, if any, will continue to be retained for use in its business.
  As of March 17, 1998, the approximate number of record holders of the Company's Common Stock was 1740.


  ITEM 6.  SELECTED FINANCIAL DATA

       The following selected financial data is derived from the consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

                                               Year     7 Months      Year         Year         Year     5 Months
                                               Ended      Ended       Ended        Ended        Ended      Ended
                                              Dec 31,    Dec 31,     May 31,      May 31,      May 31,    May 31,
                                               1997       1996        1996         1995         1994       1993
                                               ----       ----        ----         ----         ----       ----
                                                          (in thousands, except per share amounts)
   Statement of Operations Data
   ----------------------------
   Revenues                                   $11,885    $ 6,150     $14,902      $17,952      $16,453     $7,294
   Operating income (loss) - Insulation           107        (21)       (854)         257          327       (552)
   Operating loss-Waste Management (1)         (2,217)    (1,282)       (560)      (9,111)      (3,443)    (2,816)
   Operating loss                              (4,578)    (3,243)     (5,091)     (13,628)      (4,049)    (3,368)
   Net loss                                    (4,610)    (3,280)     (6,780)     (15,399)      (4,892)    (3,643)

   Earnings per share:
     Net loss per common share - basic and
       diluted                                  (.16)      (.11)       (.30)       (1.13)        (.56)      (.46)

   Balance Sheet Data
   ------------------
   Total assets                                13,216     14,931      17,702       10,710       18,311      5,469
   Long-term debt                               1,500          -           -        2,050        2,662         19
   Convertible subordinated debentures (2)         20        229         239        8,636        8,755      4,733

   --------------------------

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


       No dividends were paid or declared during the year ended December 31, 1997, the seven months ended December 31, 1996, or the fiscal years ended May 31, 1996, 1995 or 1994.


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

  Presentation of Financial Statements

       In December 1994, the Mexican government adopted a free market policy toward the valuation of the Mexican peso. During the month of December 1994, the value of the peso declined approximately 44%, falling from 3.4 Mexican pesos to the U.S. dollar in November 1994 to 4.9 Mexican pesos to the U.S. dollar at December 31, 1994. The value of the Mexican peso continued to decline throughout 1995. At the close of business on May 31, 1995, May 31, 1996, December 31, 1996 and December 31, 1997, the value of the peso was 6.15, 7.4, 7.8 and 8.07, respectively. The adverse impact on the economy of Mexico as a result of the decline in the relative value of its currency has been dramatic. The Company had a foreign currency translation adjustment of $(2,140,110) at December 31, 1997, reflected in the equity section of the balance sheet.

        In May 1994, the Company acquired QUIMICA OMEGA for a purchase price of $6,300,000. The purchase price was based on management's estimate of the fair value of the Company's common stock issued to the QUIMICA OMEGA stockholders. The purchase resulted in costs in excess of net assets
  a c q uired  of  approximately  $7,300,000.  The  recession  and  economic uncertainty in Mexico resulting from the devaluation and other political changes caused the Company to reevaluate its business plan and strategy for QUIMICA OMEGA. As a result, the Company determined in May 1995 to write off the balance of the capitalized goodwill of $6,378,000 in accordance with generally accepted accounting principles.

           In April 1996, QUIMICA OMEGA entered into the agreement with BFI-MEXICO to form BFI-OMEGA, a 50%-50% owned joint venture corporation, for the purpose of providing a full range of industrial waste collection, transportation, treatment and disposal services (excluding ownership of hazardous waste landfills) within the Republic of Mexico. The Company s investment in this joint venture was accounted for under the equity method. (See Note D.)

            In January 1997, QUIMICA OMEGA and BFI-MEXICO completed QUIMICA OMEGA s acquisition of BFI s interest in BFI-OMEGA, the Mexican joint venture company established in April 1996. Effective January 1, 1997, the Company controlled 100% of the outstanding stock of BFI-OMEGA and assumed management control of its operations. The BFI-OMEGA joint venture was subsequently renamed Administracion de Residuos Industriales ( ARI ). For the first six months of 1997, the Company pursued a strategy of identifying a new partner to acquire 50% of ARI. Because of this strategy, the Company maintained the equity method of accounting for ARI. In August 1997, the Board of Directors decided to maintain ARI as a 100% owned subsidiary and not continue the pursuit of a partner. This decision was based upon the increasing value of ARI relative to the Company s on-going development activities. Consequently, the Company is consolidating ARI, effective July 1, 1997.

  Results of Operations

            General. The Company s revenues were generated primarily by (i) revenues in the United States from insulation services and sales of insulation products and related materials; and (ii) revenues in Mexico from the collection of waste oils and solvents for recycling, rental of parts washing machines, brokering the disposal of waste and remediation services.

            Since  November 1991, the Company has pursued the development of integrated waste treatment and disposal facilities in several Mexican states. The Company has completed construction of a hazardous waste landfill in San Luis Potosi which is not yet open; all other contemplated projects are in the development stage. The Company s results of operations include the costs of development of all such waste treatment facilities in Mexico.

       Twelve Months Ended December 31, 1997 Compared to Twelve
       Months Ended December 31, 1996.

        Insulation Business. Total revenues for the year ended December 31, 1997 were $8,971,000 compared to $10,144,000 for the same period in 1996, a decline of 12%. This decrease can be attributed to lower volumes of work performed under the Company s various maintenance agreements and under subcontracts with Curtom-Metalclad for work at various Edison plants. In addition, demand for asbestos abatement services has also declined.

         Operating costs and expenses were $7,686,000 compared to $9,463,000 for the same period in 1996, a decline of 19%. This decrease is directly associated with the decline in revenues. Additionally, 1996 contained costs associated with overruns on two fixed price projects.

       Selling, general and administrative expenses were $1,177,000 compared to $1,600,000 for the same period in 1996, a decrease of 26%. This decline in expenses is the direct result of steps taken by the Company to reduce its cost structure, including the elimination of certain staff positions.

           Waste Management. Total revenues for the year ended December 31, 1997 were $2,914,000 compared to $2,320,000 for the same period in 1996, an increase of 26%. However, because of differing accounting methods in the periods, comparisons cannot be accurately reflected. If the Company had consolidated 100% of the revenues of ARI for the years ended December 31, 1997 and 1996, revenues would have been $4,964,000 and $3,192,000, respectively, an increase of 55%.

            Operating costs and expenses were $4,317,000 as compared to $3,552,000 an increase of 22%, attributed to costs associated with the increase in revenues and an increase in the Company s costs associated with development.

       Goodwill of $71,000 associated with BFI-OMEGA s acquisition of one of its branches, was written off as the Company has fully absorbed this branch into ARI. There is no comparison figure for the year ended December 31, 1996.

        Equity in earnings (losses) of BFI-OMEGA/ARI was $(743,000) compared to $(686,000) for the same period in 1996. The year ended December 31,

  1997 loss reflects 100% of the losses of BFI-OMEGA/ARI through June 30, 1997, while 1996 reflects only 50% of the losses reflecting the Company s ownership level in each comparison period.

       Corporate Expense. Corporate expense for the year ended December 31, 1997 was $2,469,000 compared to $3,828,000 for the same period in 1996, a decrease of 36%.

            Interest Expense. Interest expense was $(30,000) as compared to $(163,000) for the same period in 1996.

         Consolidated Results. The net loss for the year ended December 31, 1997 was $(4,610,000) as compared to $(6,783,000) for the same period in 1996, a decrease of 32%. This improved performance can be attributed to an overall reduction in the Company s cost structure as well as improved performance in the insulation business.

       Seven Months Ended December 31, 1996 Compared to Seven
       Months Ended December 31, 1995

            Insulation  Business.  Total revenues for the seven months ended
  December 31, 1996 was $5,519,000 compared to $6,910,000 for the same period in 1995, a decrease of 20%. This decrease is attributable to a decline in the overall volume of work performed under the Company s various maintenance agreements as well as a decline in the demand for asbestos abatement services. Income from the Curtom-Metalclad joint venture was $45,000 compared to $0.00 for the same period in 1995 due to the increase in Edison work contracted through the joint venture.

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

        Other Expense. Other expense was $0 as compared to $729,000 for the same period in fiscal 1996. In 1996, other expense represented the discount given to debenture holders to induce conversion into common stock of the Company.

            Consolidated Results. The net loss for the seven months ended D e c ember 31, 1996 was ($3,280,000) as compared to ($3,277,000), representing no change. This comparable performance was achieved despite the start-up costs of BFI-OMEGA, NAFTA litigation costs and litigation reserves included in the current seven months net loss, while the seven months ended December 31, 1995 contained a one-time gain of $317,000 for donated equipment.

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

            The landfill costs were $154,000 in fiscal 1996 as compared to $676,000 for fiscal 1995, a decrease of 77%. Landfill costs are those costs associated with the development and maintenance of facilities in Mexico.

       Corporate Expense. Corporate expense for fiscal 1996 were $3,677,000 compared to $4,773,000, a decrease of 23%.

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

          In February 1996, CVD Financial, a lender to the Company exercised its option to convert 100% of the outstanding loan balance of $1,924,797 into 1,210,564 shares of the Company s common stock at the conversion rate of $1.59 per share.

           In August 1997, the Company initiated a warrant exchange program, wherein investors who exercised their existing warrants were granted additional replacement warrants. Between August and October 910,626 warrants were exercised at $1.50, netting the Company $1,365,939.

       In December 1997, the Company issued $2,200,000 Five Year Zero Coupon S e cured Notes, netting the Company $1,500,000. These notes are convertible into 1,000,000 shares of common stock and 1,500,000 warrants of the Company upon certain events related to the common stock price performance of the Company. Additionally, the notes are callable at the option of the holder, any time after April 15, 1999. These notes are secured by 100% of the stock of Metalclad Insulation Corporation.

       The issuances of common stock have been utilized for working capital, equipment, and fixed asset purchases in connection with QUIMICA OMEGA, the expansion capital for ARI joint venture, and for the continued development activities of the Company; however, the Company will require additional capital to develop, construct and subsequently open the additional facilities it is pursuing.

            Working capital at December 31, 1997 was $1,702,000 compared to $2,719,000 at December 31, 1996. The Company had cash and cash equivalents at December 31, 1997 of $1,644,000 and $3,074,000 at December 31, 1996. Additionally, the Company had restricted cash deposits of
  $770,000 at December 31, 1996. Cash used in operations for the twelve months ended December 31, 1997 was ($3,939,000) compared to ($2,801,000) for the seven months ended December 31, 1996. Cash used in operations in the twelve months ended December 31, 1997 was funded primarily by cash and cash equivalents on hand at the beginning of the fiscal year as well as debt financing and warrant exercises during the year.

            The Company believes that the insulation business will generate adequate cash flows from operations to meet its future obligations and e x penses relating to such operations. The Company will require substantial additional financing to develop, construct and operate additional waste treatment facilities in Mexico. Furthermore, the Company is continuing to expend additional efforts to pursue its NAFTA claim, along with general and administrative expenses without revenues to offset such expenses. The Company is aware of its on going cash needs and continues to work with its investment banker and project finance sources to meet its on going needs through December 31, 1998. The Company believes it will obtain the necessary funds to continue its planned operations throughout 1998.

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

  Recent Accounting Pronouncements

       Effective in 1998, the Company will be required to adopt SFAS No. 130 Reporting Comprehensive Income and SFAS No. 131 Disclosure About
  Segments of an Enterprise and Related Information . The impact of adopting these pronouncements is not expected to be material to the Company s financial position or results of operations.

  Year 2000 Issues

           During fiscal 1997, the Company initiated a plan to implement new business information systems, which will address all year 2000 issues. This implementation will not require any significant capital expenditures during fiscal 1998 and 1999. In the event that this implementation is not completed prior to the year 2000, the Company has a contingency plan, pursuant to which, existing systems will be modified to eliminate remaining year 2000 issues. Expenditures related to this contingency plan will be expensed as incurred and are not expected to have a material impact on the Company s results of operations and all costs associated with the modifications will be expensed. The Company believes these expenditures will not be material.


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


  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                   PART III

  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 401 of Regulation S-K is set forth in the Company's 1997 Annual Meeting Proxy Statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1997. The Company's 1998 Annual Meeting Proxy Statement, exclusive of the information set forth under the captions "Report of the Compensation Committee" and "Company Performance," are incorporated herein by this reference.


  ITEM 11.  EXECUTIVE COMPENSATION

         The information required by Item 402 of Regulation S-K is set forth in the Company's 1998 Annual Meeting Proxy Statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1997. The Company's 1997 Annual Meeting Proxy Statement, exclusive of the information set forth under the captions "Report of the Compensation Committee" and "Company Performance," are incorporated herein by this reference.


  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 403 of Regulation S-K is set forth in the Company's 1998 Annual Meeting Proxy Statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1997. The Company's 1998 Annual Meeting Proxy Statement, exclusive of the information set forth under the captions "Report of the Compensation Committee" and "Company Performance," are incorporated herein by this reference.


  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In October 1994, in consideration of extraordinary contributions to the Company, including but not limited to the pledge of 755,000 shares of common stock of the Company owned by them to facilitate necessary financings for the Company, the Board of Directors approved a loan of $370,000 to each of Mr. Kesler and Mr. Neveau. Such borrowings are due 30 days after demand and bear Annual interest at the prime rate of interest plus 7%. The borrowings are secured by a pledge of 300,000 shares of common stock from each borrower. In February 1996 Messrs. Kesler and Neveau each repaid $150,000 to the Company. In March 1996, the notes were amended to modify the loan principal between Messrs. Kesler and Neveau as well as to adjust the interest rates, effective March 1, 1996 to a variable rate based upon the Company s quarterly investment rate. The Board of Directors has extended repayment of these notes until December 31, 1998.

        In June 1996, Mr. Neveau, Chairman of the Board of Directors, Senior Vice President, and a Director of the Company, resigned his position effective the next shareholders meeting. As a result, the Company and Mr. Neveau renegotiated the terms of his employment agreement relative to compensation, benefits and stock options. Since May 1997, the Company has been offsetting payments due Mr. Neveau against his outstanding loan balance to the Company.

            During the year ended May 31, 1996, the Company agreed to pay consulting fees of $47,000 to Mr. Liddle, a former director of the
  Company. These fees were for services in connection with management oversight and consulting to the insulation business. Additionally, the Company entered into a 19-month consulting agreement with Mr. Liddle for on-going consulting services at a rate of $5,000 per month, which expired December 31, 1997.

         During the fiscal year ended May 31, 1996, the Company entered into an agreement with The Chesapeake Group, whose Managing Director is Douglas
  S. Land, a former director of the Company. The agreement engaged Chesapeake as a financial consultant to the Company in matters pertaining to its Mexican waste operations. Additionally, the Company agreed to certain transaction fees associated with new business ventures, mergers or acquisitions in Mexico. During the period ended May 31, 1996, the Company agreed to pay to Chesapeake $100,000 for consulting services rendered during calendar year 1995 and $8,000 per month for on-going consulting services. In addition, the Company agreed to pay a transaction fee for the successful closing of the BFI-OMEGA joint venture of $325,000 and granted 250,000 options for the purchase of common stock of the Company exercisable at $3.00 per share. In May 1997, the Company negotiated a termination of the Chesapeake agreement in exchange for payment of all outstanding earned fees and expenses.

          During the twelve months ended December 31, 1997, the Company paid legal fees of $54,000 to the law firm of Gibson, Haglund & Johnson, of which Bruce H. Haglund, general counsel and Secretary of the Company, is a principal.

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

  (a)  The following documents are filed as part of this report on Form 10-
  K:

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

       3. Exhibits

       The following exhibits are being filed with this Annual Report on Form 10-K and/or are incorporated by reference therein in accordance with the designated footnote references:

        4. Restated and Amended Certificate of Incorporation and Bylaws of the Company, and all amendments thereto

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

           10.11 Nonstatutory Stock Option Agreement between the Company and Grant S. Kesler dated March 7, 1995 (6)

           10.12 Nonstatutory Stock Option Agreement between the Company and T. Daniel Neveau dated March 7, 1995 (6)

           10.13 Nonstatutory Stock Option Agreement between the Company and Javier Guerra Cisneros dated March 7, 1995 (6)

           10.14 Nonstatutory Stock Option Agreement between the Company and Bruce H. Haglund dated March 7, 1995 (6)

           10.15 Nonstatutory Stock Option Agreement between the Company and Douglas S. Land dated June 25, 1996

           10.16 Lease dated June 17, 1992 pertaining to the Company s facilities at 3737 Birch Street, Suite 300, Newport Beach, California 92660 (2)

           10.17 Lease dated June 4, 1987 pertaining to the Company s facilities at 2198 South Dupont Drive, Anaheim, California 92803 (3)

           10.18 Third Amendment to Lease dated May 12, 1994 pertaining to the Company s facilities at 2198 South Dupont Drive, Anaheim, California 92803 (7)

           10.19  Form of 1993 Omnibus Stock Option and Incentive Plan (4)

           10.20 Agreement between Confinamiento Tecnico de Residuos Industriales, S.A. de C.V. and Eco-Metalclad, Inc. Dated April 23, 1993 and amendment dated September 9, 1993 (5)

           10.21 Consulting Agreement between Chesapeake Group, Inc. and the Company dated January 16, 1996

           10.22 Consulting Agreement between Gordon M. Liddle and the Company dated June 25, 1996

           10.23 Amendment dated July 22 1997 to Employment Agreement between Anthony C. Dabbene and the Company dated January 23, 1996.

           10.23 Amendment dated July 22, 1997 to Employment Agreement between the Company and Anthony C. Dabbene dated July 10, 1996

           10.24 Nonstatutory Stock Option Agreement between the Company and Grant S. Kesler dated January 2, 1997

           10.25 Nonstatutory Stock Option Agreement between the Company and Jose Akle Fierro dated May 15, 1997

           10.26 Nonstatutory Stock Option Agreement between the Company and Juan B. Morales dated May 15, 1997

           10.27 Nonstatutory Stock Option Agreement between the Company and Anthony C. Dabbene dated May 15, 1997

           22.    List of Subsidiaries of the Registrant

           23.    Consents of Experts and Counsel
  ----------------------------

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

       None.
                           SUPPLEMENTAL INFORMATION

  An annual report and a proxy statement shall be furnished to the security holders of the Company subsequent to the filing of this Form 10-K. The Company shall furnish copies of the annual report to security holders and the proxy statement to the Securities and Exchange Commission when it is sent to the security holder.

                                  SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. METALCLAD CORPORATION

                                   By:    /s/Anthony C. Dabbene
                                       ---------------------------------
                                       Anthony C. Dabbene
                                       Chief Financial Officer
                                       Date: April 15, 1998


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Signatures                         Title                         Date

  /s/Grant S. Kesler         Chief Executive Officer and Director  4/15/98
  ------------------------    (Principal Executive Officer)
  Grant S. Kesler


  /s/Javier Guerra Cisneros  Director                              4/15/98
  ------------------------
  Javier Guerra Cisneros


  /s/Jose Akle Fierro        Director                              4/15/98
  ------------------------
  Jose Akle Fierro


  /s/Juan B. Morales         Director                              4/15/98
  ------------------------
  Juan B. Morales

  ITEM 14(A)(1) and (2)


                    METALCLAD CORPORATION AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


  The following Consolidated Financial Statements of Metalclad Corporation and subsidiaries are included in Item 8:


  Reports of Independent Public Accountants on Consolidated Financial
  Statements:

    Report of Arthur Andersen  LLP......................................F1

    Report of Grant Thornton LLP........................................F3


  Financial Statements:

    Consolidated Balance Sheets - December 31, 1997 and 1996............F4

    Consolidated Statements of Operations - the Year Ended
    December 31, 1997, Seven Months Ended December 31, 1996  and
    the Years Ended May 31, 1996 and 1995...............................F6

    Consolidated Statements of Shareholders' Equity (Deficit) - the
    Year Ended December 31, 1997, Seven Months Ended December 31,
    1996  and the Years Ended May 31, 1996 and 1995.....................F7

    Consolidated Statements of Cash Flows - the Year Ended
    December 31, 1997, Seven Months Ended December 31, 1996
    and the Years Ended May 31, 1996 and 1995...........................F9

  Notes to Consolidated Financial Statements...........................F11


  Supplementary Financial Statement Schedules:

    Schedule II - Valuation and Qualifying Accounts....................F31

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


  The Board of Directors and Shareholders of
  Metalclad Corporation:


  We have audited the accompanying consolidated balance sheets of Metalclad Corporation (a Delaware Corporation) and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders equity and cash flows for year ended December 31, 1997, the seven months ended December 31, 1996 and the year ended May 31, 1996. These financial statements are the responsibility of the Company s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has suffered recurring losses from operations and has a large accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management s plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metalclad Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the year ended December 31, 1997, the seven months ended December 31, 1996 and the year ended May 31, 1996 in conformity with generally accepted accounting principles.

  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission s rules and is not part of the basic financial statements. The data for the year ended December 31, 1997, the seven months ended December 31, 1996 and the year ended May 31, 1996 have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all



                                      F1






  material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                    ARTHUR ANDERSEN LLP

  Orange County, California
  April 15, 1998














































                                      F2






              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


  The Board of Directors and Shareholders
  Metalclad Corporation

  We have audited the accompanying consolidated statements of operations, shareholders equity (deficit) and cash flows of Metalclad Corporation and Subsidiaries for the year ended May 31, 1995. These consolidated financial statements are the responsibility of the Company s management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and consolidated cash flows of Metalclad Corporation and Subsidiaries for the year ended May 31, 1995, in conformity with generally accepted accounting principles.

  We have also audited Schedule II of Metalclad Corporation and Subsidiaries for the year ended May 31, 1995. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



                                                 GRANT THORNTON LLP

  Irvine, California
  August 31, 1995















                                      F3






                    Metalclad Corporation and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS

                                                                                                           December 31,
                                                                                                       1997           1996
                                                                                                       ----           -----
   Current assets:
     Cash and cash equivalents                                                                    $ 1,643,521     $3,074,395
     Accounts receivable, less allowance for doubtful accounts of $82,026 at December 1997,
      and $67,972 at December 1996                                                                  2,890,681      2,478,528
     Costs and estimated earnings in excess of billings on uncompleted contracts                      232,073        174,768
     Inventories                                                                                      181,172        314,157
     Prepaid expenses and other current assets                                                        159,581        253,059
     Receivables from related parties                                                                 131,825        240,379
                                                                                                   ----------     ----------
              Total current assets                                                                  5,238,853      6,535,286
   Property, plant and equipment, net                                                               6,106,938      5,319,409
   Investment and capitalized costs in unconsolidated affiliate                                       613,601      1,516,878
   Deposits and other assets, including restricted certificates of deposit of
     $769,500 at December 1996                                                                        432,087        837,516
   Goodwill, less accumulated amortization of $232,354 at December 1997 and $115,390 at
      December 1996                                                                                   799,094        697,363
   Real estate held for sale                                                                           25,000         25,000
                                                                                                   ----------     ----------
                                                                                                  $13,215,573    $14,931,452
                                                                                                   ==========     ==========





























                                                                 F4






                                                                                                           December 31,
                                                                                                       1997           1996
                                                                                                       ----           -----
   LIABILITIES AND SHAREHOLDERS  EQUITY
   Current liabilities:
     Accounts payable                                                                              $1,932,997    $ 1,665,475
     Accrued payroll, property and  other taxes                                                       622,379        493,751
     Accrued expenses                                                                                 940,511      1,381,972
     Billings in excess of costs and estimated earnings on uncompleted contracts                       20,727         45,468
     Current portion of convertible subordinated debentures                                            19,533        229,533
                                                                                                    ---------      ---------
            Total current liabilities                                                               3,536,147      3,816,199
                                                                                                    ---------      ---------
   Convertible long-term debt                                                                       1,500,000              -
                                                                                                    ---------      ---------
   Shareholders  equity:
     Preferred stock, par value $10; 1,500,000 shares authorized; none issued                               -              -
     Common stock, par value $.10; 80,000,000 shares authorized; 30,063,870 and 29,123,239
       issued and outstanding at December 1997 and 1996, respectively                               3,006,387      2,912,324
     Additional paid-in capital                                                                    56,962,689     55,582,063
     Accumulated deficit                                                                          (49,129,377)   (44,643,578)
   Officers  receivable collateralized by stock                                                      (520,163)      (576,640)
   Cumulative foreign currency translation adjustment                                              (2,140,110)    (2,158,916)
                                                                                                    ---------      ---------
                                                                                                    8,179,426     11,115,253
                                                                                                    ---------      ---------
                                                                                                  $13,215,573    $14,931,452
                                                                                                   ==========     ==========


























                                                                 F5






                                  Metalclad Corporation and Subsidiaries
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Year Ended      Seven Months Ended            Year Ended
                                                         December 31,        December 31,                 May 31,
                                                             1997                1996              1996             1995
                                                         ------------     ------------------  ------------      ------------
   Revenues-Insulation
     Contract revenues                                    $8,533,425          $ 5,380,297      $11,208,360       $15,404,952
     Material sales                                          201,976              138,309          230,336           272,627
     Other                                                   235,702                    -            6,390            46,336
                                                           ---------           ----------       ----------        ----------
                                                           8,971,103            5,518,606       11,445,086        15,723,915
   Operating costs and expenses - Insulation
     Contract costs and expenses                           7,525,047            4,703,458       10,160,868        13,148,231
     Cost of material sales                                  161,297              112,299          173,911           200,588
     Selling, general and administrative expenses          1,177,047              768,631        2,055,043         2,197,814
                                                           ---------            ---------       ----------        ----------
                                                           8,863,391            5,584,388       12,389,822        15,546,633
   Equity in earnings of unconsolidated affiliate                  -               44,915           90,817            80,013
                                                           ---------            ---------       ----------        ----------
     Operating income (loss) - Insulation                    107,712              (20,867)        (853,919)          257,295
                                                           ---------            ---------       ----------        ----------
   Revenues - Waste Management
     Collection, recycling and destruction                 2,913,720              631,884        3,456,680         1,910,863
     Landfill                                                      -                    -                -                 -
     Other                                                         -                    -                -           317,306
                                                           ---------            ---------       ----------        ----------
                                                           2,913,720              631,884        3,456,680         2,228,169
                                                           ---------            ---------       ----------        ----------
   Operating costs and expenses - Waste Management
     Collection, recycling and destruction                 3,911,719            1,115,121        3,719,137         4,286,178
     Landfill                                                404,994              256,049          154,210           675,997
     Write-off of goodwill                                    70,926                    -                -         6,377,716
                                                           ---------            ---------       ----------        ----------
                                                           4,387,639            1,371,170        3,873,347        11,339,891
   Equity in earnings of unconsolidated affiliate           (742,845)            (542,461)        (143,415)                -
                                                           ---------            ---------       ----------        ----------
     Operating loss - Waste Management                    (2,216,764)          (1,281,747)        (560,082)       (9,111,722)
                                                           ---------            ---------       ----------        ----------
   Corporate expense                                      (2,468,973)           1,940,147)      (3,676,907)       (4,773,292)
                                                           ---------            ---------       ----------        ----------
   Operating loss                                         (4,578,025)          (3,242,761)      (5,090,908)      (13,627,719)
   Interest expense                                           29,695               37,054          960,220         1,771,394
   Other expense                                               2,413                    -          728,644                 -
                                                           ---------            ---------       ----------        ----------
                       Net loss                          $(4,539,207)         $(3,279,815)     $(6,779,772)     $(15,399,113)
                                                          ==========           ==========       ==========       ===========
   Weighted average number of common shares               29,438,062           28,910,449       22,770,516        13,682,800
                                                          ==========           ==========       ==========        ==========
   Loss per share of common stock - basic and diluted       $(.16)               $(.11)           $(.30)           $(1.13)
                                                             =====                =====            =====            ======



                                                                 F6






                                  Metalclad Corporation and Subsidiaries

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS  EQUITY (DEFICIT)
     The Year Ended December 31, 1997, the Seven Months Ended December 31,
                1996, and the Years Ended May 31, 1996 and 1995


                                                                                                      Foreign        Total
                                                            Additional                               Currency    Shareholders
                                          Common Stock       Paid-in     Accumulated    Officers     Translation    Equity
                                     Shares       Amounts    Capital       Deficit      Receivable   Adjustment   (Deficit)
                                  -----------    ---------  ----------   ------------   ----------  -----------  -----------
   Balance at May 31, 1994        11,691,372    $1,169,138 $20,643,750 $(19,184,878)   $        -    $ (18,391)  $2,609,619
   Issuance of common stock        4,119,216       411,921   8,118,061            -             -            -    8,529,982
   Common stock issued under
     stock option plans and
     warrants                         30,000         3,000      62,313            -             -            -       65,313
   Conversion of debentures to
     common stock                     45,040         4,504     175,656            -             -            -      180,160
   Donated capital                         -             -      44,405            -             -            -       44,405
   Advances to officers,
     collateralized by stock               -             -           -            -      (740,000)           -     (740,000)
   Translation adjustment                  -             -           -            -             -   (1,463,689)  (1,463,689)
   Net loss                                -             -           -  (15,399,113)            -            -  (15,399,113)
                                  ----------     ---------   ---------  -----------    ----------   ----------  -----------

   Balance at May 31, 1995        15,885,628     1,588,563  29,044,185  (34,583,991)     (740,000)  (1,482,080)  (6,173,323)
   Issuance of common stock        4,044,986       404,498   9,297,372            -             -            -    9,701,870
   Common stock issued under
     stock option plans and
     warrants                      3,951,836       395,184   6,448,386            -             -            -    6,843,570
   Conversion of debentures to
     common stock                  3,525,581       352,558   8,270,869            -             -            -    8,623,427
   Officers  loans; interest
     & repayments                          -             -           -            -       180,808            -      180,808
   Debt conversions                1,325,198       132,520   1,974,545            -             -            -    2,107,065
   Donated capital                         -             -     (44,405)           -             -            -      (44,405)
   Translation adjustment                  -             -           -            -             -     (393,450)    (393,450)
   Net loss                                -             -           -   (6,779,772)            -            -   (6,779,772)
                                  ----------     ---------   ---------  -----------    ----------   ----------   ----------













                                                                 F7






   Balance at May 31, 1996        28,733,229     2,873,323  54,990,952  (41,363,763)     (559,192)  (1,875,530)  14,065,790
   Issuance of common stock           15,010         1,501      52,874            -             -            -       54,375
   Common stock issued under
     stock option plans and
     warrants                        371,000        37,100     528,637            -             -            -      565,737
   Conversion of debentures to
     common stock                      4,000           400       9,600            -             -            -       10,000
   Officers  loans; interest
     & repayments                          -             -           -            -       (17,448)           -      (17,448)
   Translation adjustment                  -             -           -            -             -     (283,386)    (283,386)
   Net loss                                -             -           -   (3,279,815)            -            -   (3,279,815)
                                  ----------     ---------   ---------  -----------    ----------   ----------   ----------


   Balance at December 31, 1996   29,123,239     2,912,324  55,582,063  (44,643,578)     (576,640)  (2,158,916)  11,115,253
   Issuance of common stock                5             -           -            -             -            -            -
   Common stock issued under
     stock option plans and
     warrants                        910,626        91,063   1,274,876            -             -            -    1,365,939
   Officers  loans; interest
     & repayments                          -             -           -            -        56,477            -       56,477
   Stock issued under bonus plans     30,000         3,000     105,750            -             -            -      108,750
   Other                                   -             -           -      124,334             -            -      124,334
   Translation adjustment                                -           -            -             -       18,806       18,806
   Net loss                                -             -           -   (4,610,133)            -            -   (4,610,133)
                                  ----------     ---------   ---------  -----------    ----------   ----------   ----------

   Balance at December 31, 1997   30,063,870    $3,006,387 $56,962,689 $(49,129,377)  $  (520,163) $(2,140,110) $ 8,179,426
                                  ==========     =========  ==========  ===========    ==========   ==========   ==========

























                                                                 F8






                    Metalclad Corporation and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Year Ended      Seven Months Ended              Year Ended
                                                          December 31,        December 31,                  May 31,
                                                         -------------    ------------------   ------------------------------
                                                              1997                1996              1996             1995
                                                              ----                ----              ----             ----
   Cash flows from operating activities:
   Net loss                                                $(4,610,133)       $(3,279,815)      $(6,779,772)     $(15,399,113)
     Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation and amortization                           518,706            282,568           359,642         1,255,116
       Write-off of goodwill                                    70,926                  -                 -         6,377,716
       Other                                                         -                  -          (276,095)                -
       Provision for losses on accounts receivable             (13,335)             3,410            24,373                 -
       Issuance of stock for services and interest on
         convertible subordinated debentures                   108,750                  -           399,608                 -
       Issuance of debentures for services                           -                  -            39,323                 -
       Debenture conversion expense                                  -                  -           728,644                 -
       Write down of real estate held for sale                       -                  -           130,415                 -
       Loss on sale of assets                                        -                  -                 -            45,553
       (Earnings) losses from unconsolidated affiliates        742,845            497,546                 -                 -
       Earnings in excess of distributions from
         Curtom-Metalclad                                       12,588             88,530            27,412           (27,093)
       Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable              568,983           (249,632)          (82,641)           97,841
       (Increase) decrease in unbilled receivables             (57,305)          (118,396)          287,033            83,921
       (Increase) decrease in inventories                      151,362             11,482            46,839            (9,442)
       (Increase) decrease in prepaid expenses and
         other assets                                           33,157           (170,123)          629,952           623,212
       (Increase) decrease in receivables from related
         parties                                               108,554           (117,458)           97,914            (7,704)
       (Decrease) increase in accounts payables and
         accrued expenses                                   (1,548,980)           274,797        (1,411,379)        1,127,241
       (Decrease) increase in billings over costs              (24,741)           (24,289)          (44,060)          101,097
                                                            ----------         ----------        ----------        ----------
   Net cash provided by (used in) operating activities      (3,938,623)        (2,801,380)       (5,822,792)       (5,731,655)
                                                            ----------         ----------        ----------        ----------
   Cash flows from investing activities:
     Purchases of property, plant and equipment               (104,113)          (211,111)         (735,780)       (3,411,080)
     Investments and capitalized costs in
       unconsolidated affiliates                              (741,694)        (1,024,995)       (1,353,972)                -
     Restricted cash                                           769,500           (769,500)                -                 -
     Cash from ARI consolidation                               175,546                  -                 -                 -
     Goodwill - ARI                                           (218,696)                 -                 -                 -
     Other                                                     (62,538)                 -                 -                 -
                                                            ----------         ----------        ----------        ----------
   Net cash used in investing activities                      (181,995)        (2,005,606)       (2,089,752)       (3,411,080)
                                                            ----------         ----------        ----------        ----------





                                                                 F9






   Cash flows from financing activities:
     Proceeds from revolving line of credit and
       long-term borrowings                                  1,500,000                  -            11,154           797,297
     Payments on revolving line of credit and
       long-term borrowings                                          -                  -          (906,456)         (517,144)
     Payments on Officers  receivable collateralized
       by stock (net)                                           56,477                  -           180,808          (740,000)
     Sale of common stock                                            -                  -         8,864,862         8,529,982
     Issuance of common stock under stock option
       plans and warrants                                    1,365,939            620,112         6,843,570            65,313
     Issuance of convertible subordinated debentures,
       net of offering costs                                         -                  -                 -            61,000
     Payments of convertible subordinated debentures          (210,000)                 -                 -           (38,368)
                                                            ----------         ----------        ----------        ----------
   Net cash provided by financing activities                 2,712,416            620,112        14,993,938         8,158,080
                                                            ----------         ----------        ----------        ----------
     Effect of exchange rates on cash                          (22,672)           (83,088)         (118,443)          219,570
                                                            ----------         ----------        ----------        ----------
     Increase (decrease) in cash and cash  equivalents      (1,430,874)        (4,269,962)        6,962,951          (765,085)
                                                            ----------         ----------        ----------        ----------
   Cash and cash equivalents at beginning of period          3,074,395          7,344,357           381,406         1,146,491
                                                            ----------         ----------        ----------        ----------
   Cash and cash equivalents at end of period              $ 1,643,521        $ 3,074,395       $ 7,344,357        $  381,406
                                                            ==========         ==========        ==========         =========

   Supplemental disclosures of cash flow information:
     Cash paid for interest                                $   114,820       $    211,537       $   951,968        $1,260,373
                                                            ==========         ==========        ==========         =========

   Supplemental schedule of noncash investing and financing activities:

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

  During fiscal year ended May 31, 1996, approximately $2.1 million in debt converted into common stock of the Company at the conversation rate of $1.59 per share.




       The accompanying notes are an integral part of these consolidated statements.





                                      F10






  NOTE A - SIGNIFICANT ACCOUNTING POLICIES

  Description of Business

  Metalclad Corporation (the Company ) is engaged in insulation services, including asbestos abatement services and insulation material sales, to customers primarily in California (the Insulation Business ). The Company is also engaged in the development of hazardous waste treatment facilities and the collection and recycling of hazardous waste for disposition to landfills or cement kilns in Mexico (the Mexican Business ). (See Note C.)

  On October 13, 1997, the Company filed a claim for arbitration against Mexico under provisions of the North American Free Trade Agreement (NAFTA). The claim alleges the Company has been denied the right to operate its constructed and permitted landfill facility thereby causing the facility to be, as a practical matter, expropriated. The Company believes it is entitled to the fair market value of the facility as damages. The Company cannot currently predict when the NAFTA arbitration process will be completed. The results of the NAFTA arbitration process could be material to the Company s business and operations.

  The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has incurred recurring losses from operations and has a large accumulated deficit. Additionally, the Company may require substantial additional financing to develop, construct, and operate waste treatment facilities in Mexico. Furthermore, the Company is continuing to expend funds to pursue its NAFTA claim as well as to fund ongoing general and administrative expenses without sufficient revenue. These matters raise substantial doubt about the Company s ability to continue as a going concern. The Company has implemented various measures, the results of which are an expected improvement in operations and reduction in general and administrative expenses in 1998. Additionally, the Company is actively pursuing additional equity financing through a warrant exchange program. The financial statements do not include any adjustments relating to the recoverability of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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




                                      F11






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

  Waste Collection Revenue

  Revenues pertaining to the collection of industrial waste products are recognized when waste is collected. Estimated costs of reprocessing and disposal are accrued when revenues are recognized. Certain of the collected wastes are blended and subsequently sold as fuel to cement kilns. Revenues from fuel sales are recognized upon delivery to the customers and revenues and costs for remediation contracts are recognized under the contract accounting guidelines.

  Inventories

  Inventories, which consist principally of insulation products and related materials, are stated at the lower of cost (determined on the first-in, first-out method) or market.

  Hazardous Waste Treatment Facilities

  During fiscal 1994, the Company acquired COTERIN (see Note C), which owns a landfill site that had been operated as a waste transfer station prior to the acquisition. Management of the Company is continuing its efforts to obtain public support from state and local government officials to assure safe and uninterrupted operations of an expanded modern landfill. Capitalized costs consist of acquisition, development and construction costs, including engineering, consulting, environmental studies, permitting and legal costs associated with the landfill. Additionally, development costs associated with the site selection, permitting and environmental studies for the Company s second landfill facility have been capitalized in 1997. (See Note B.)

  Depreciation and Amortization

  Property, plant and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of related assets which range from between five to seven years for machinery, equipment and leasehold improvements to 25 years for hazardous waste treatment facilities.

  Goodwill

  Goodwill represents the cost of purchasing COTERIN over the fair value of its net assets and the costs of purchasing BFI-MEXICO s interest in BFI-OMEGA. (See Note C.) The Company is amortizing its goodwill over 10 years.



                                      F12







  Cash Equivalents

  The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying amount approximates fair value because of the short maturity of those instruments.

  Restricted Cash

  Restricted cash as of December 31, 1996 in the amount of $769,500 represented funds held as collateral for an appeal bond posted by the Company associated with litigation. This litigation was settled in May 1997 and all restricted cash was released to the Company at that time.

  Loss Per Share

  Loss per share has been computed based upon the weighted average number of common shares outstanding during the period. Stock options and warrants are anti-dilutive and have been excluded from the computation. In February 1997, the FASB issued SFAS No. 128, Earnings per Share . This statement requires that primary earnings per share (EPS) be replaced by basic EPS. The primary difference between the two methods is that common stock equivalents are not included in the basic earnings per share calculation thereby reducing the denominator in the calculation.

  The Company has adopted SFAS 128, Earnings Per Share, and applied this pronouncement to all periods presented. This statement requires the presentation of both basic and diluted net income (loss) per share for financial statement purposes. Basic net income (loss) Per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income
  (loss) per share includes the effect of the potential shares outstanding, including dilutive stock options and warrants using the treasury stock method. Because the impact of options and warrants are antidilutive, there is no difference between the loss per share amounts computed for basic and diluted purposes. Also, the adoption of SFAS 128 resulted in no change in amounts previously reported.

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

  Income Taxes

  The Company accounts for income taxes using the liability method as prescribed by Financial Accounting Standards No. 109, Accounting for



                                      F13






  Income Taxes .

  Foreign Currency Translation

  Through December 31, 1996, all assets and liabilities of the Mexican subsidiaries were translated at the current exchange rate as of the end of the accounting period. Items in the statements of operations were translated at average currency exchange rates. The value of the Mexican Peso relative to the U.S. Dollar declined from approximately 3.4 Mexican Pesos in June 1994 to approximately 8.07 Mexican Pesos to the U.S. Dollar at December 31, 1997. The resulting translation adjustments were recorded as a separate component of shareholders equity (deficit).

  As of January 1, 1997, Mexico has been deemed a highly inflationary economy. This results in the U.S. dollar being the functional currency of the Company s Mexican entities and the net exchange gain or losses resulting from the translation of assets and liabilities of the Mexican entities now being included in income, except for the effects of exchange rate changes on intercompany transactions of a long-term investment nature, which are still recorded as a separate component of shareholders equity.

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


  NOTE B - REALIZATION OF ASSETS

  Effective June 1, 1996, the Company has implemented the Financial Accounting Standards Board (FASB) Statement No. 121 Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to be Disposed of . This statement requires that long-lived assets and certain identifiable intangibles to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company has conducted this review and believes that no impairment currently exists and no material adjustments are necessary to the valuation of its assets.

  El Confin




                                      F14






  Included in property, plant and equipment at December 31, 1997 is approximately $4,018,000 representing the Company s investment in its completed hazardous waste treatment facility in the State of San Luis Potosi, Mexico, known as El Confin . Additionally, the Company has unamortized goodwill of approximately $602,000 associated with this facility. The Company has been granted all necessary federal governmental authorizations to open and operate the facility but, as yet, has not received the support of the state and local governments. Consequently, on October 2, 1996, the Company filed a Notice of Intent to File Claim Under the North American Free Trade Agreement ( NAFTA ). The Claim was filed with the International Centre for Settlement of Investment Disputes ( ICSID ) in Washington, D.C. On January 13, 1997, the Secretary General of ICSID registered the Company s claim and notified both the United States and Mexican governments of the registration. On October 13, 1997, the Company filed its detailed memorial, or claim, and on February 17, 1998, Mexico filed its counter-memorial, or response. The Company now awaits certain administrative rulings and procedural direction as to the next steps in the process. These steps could include hearings, additional filings by the parties, expert testimony, etc., with the Company having no ability to predict a date upon which the process will be completed. The Company s claim is one under the category of Likened to Expropriation wherein the Company, having been denied the right to operate its constructed and permitted facility, claims its property has therefore been, as a practical matter, expropriated, entitling the Company to the fair market value of the facility as damages. Although the Company remains confident in its position, no assurances can be given that it will be successful in this arbitration process. The realization of the capitalized landfill costs and goodwill associated with El Confin is dependent upon a successful resolution or settlement of the Company s NAFTA arbitration process.

  Aguascalientes

  As of December 31, 1997, the Company has capitalized costs of $244,000 associated with the development of this project. The realization of these costs is dependent upon the Company obtaining any remaining permits necessary for construction and operation, as well as the financing necessary to successfully complete and operate the facility.


  NOTE C - WASTE MANAGEMENT BUSINESS

  During the year ended May 31, 1994, the Company formed a Mexican holding company, Ecosistemas Nacionales, S.A. de C.V. (ECONSA), to ultimately hold the common stock of Ecosistemas del Potosi, S.A. de C.V. (ECOPSA), Confinamiento Tecnico de Residuos Industriales, S.A. de C.V. (COTERIN), Consultoria Ambiental Total, S.A. de C.V. (CATSA), Quimica Omega, S.A. de C.V. (QUIMICA OMEGA), Administracion de Residuos Industriales, S.A. de C.V. ( ARI ) and Ecosistemas El Llano, S.A. de C.V. (Llano ).

  COTERIN




                                      F15






  In September 1993, the Company entered into an agreement to acquire 94% of COTERIN which owns a permitted landfill which was operated as a waste transfer station prior to the acquisition. In January, 1996 the original agreement was amended whereby the Company paid an additional $200,000 in cash plus 125,000 shares of common stock in the Company in exchange for a reduction in certain future contingent payments based on the landfill opening to $300,000 and a reduction in the royalty payment to 1% of gross revenues. In addition, the Company acquired the remaining shares of COTERIN that it did not own, essentially vesting 100% of the ownership of the landfill to the Company. The Company has the obligation to remediate the landfill due to its prior use as a transfer station, conditional upon the landfill opening. The agreement with the sellers jointly obligates them to compensate COTERIN for the costs of remediation in excess of $500,000 in total or $100,000 annually. This obligation can be offset by any royalties that may be due the sellers from the Company. COTERIN is the owner of the landfill site which is presently the subject of the Company s claim under NAFTA.

  QUIMICA OMEGA

  On May 5, 1994, the Company acquired all of the issued and outstanding common and preferred stock of QUIMICA OMEGA in exchange for 2,800,000 restricted shares of the Company s common stock. QUIMICA OMEGA specializes in the collection of hazardous waste for recycling and disposal at landfills or cement kilns, which supplement their fuel requirements with fuels reblended by QUIMICA OMEGA. The transaction has been accounted for as a purchase. The purchase price of $6,300,000 was based upon management s estimate of the fair value of the Company s common stock issued to the Quimica shareholders. In May 1995, the Company wrote off goodwill in the amount of $6,377,000 associated with this transaction.

  On April 9, 1996, the Company and BFI-MEXICO, formed BFI-OMEGA as a 50%- 50% owned joint venture corporation. Effective with this agreement, BFI-OMEGA assumed management of QUIMICA OMEGA S operations and implemented a transition to BFI-OMEGA. The joint venture commenced operations under the BFI-OMEGA name in July, 1996. As of December 31, 1996, the Company had capitalized organizational costs of $516,000 representing direct costs of forming the joint venture. These costs are being amortized over five years commencing July, 1996.

  In January 1997, QUIMICA OMEGA and BFI-MEXICO reached agreement for QUIMICA OMEGA to acquire BFI s 50% interest in the joint venture. As part
  o f this transaction, BFI contributed certain waste transportation equipment to QUIMICA OMEGA.


  NOTE D - INVESTMENTS IN UNCONSOLIDATED AFFILIATES

  BFI-OMEGA

  In April 1996, the Company, through its Mexican subsidiary QUIMICA OMEGA, formed a 50%-50% jointly owned company with BFI-MEXICO to provide a full



                                      F16






  range of industrial waste collection, transportation, recycling, treatment and disposal services in Mexico. The Company, known as BFI-OMEGA was accounted for under the equity method. In July, 1996, the joint venture commenced operations as BFI-OMEGA.

  In January 1997, QUIMICA OMEGA and BFI-Mexico reached agreement for QUIMICA OMEGA to acquire BFI-MEXICO s 50% interest in BFI-OMEGA. Therefore, effective January 1, 1997, the Company controlled 100% of the outstanding stock of BFI-OMEGA and assumed management control of its operations. The BFI-OMEGA joint venture was subsequently renamed Administracion de Residuos Industriales ( ARI ). For the first six months of 1997, the Company pursued a strategy of identifying a new partner to acquire 50% of ARI. Because of this strategy, the Company maintained the equity method of accounting for ARI. In August 1997, the Board of Directors decided to maintain ARI as a 100% owned subsidiary and not continue the pursuit of a partner. Consequently, the Company has consolidated ARI effective July 1, 1997.

  The following is unaudited summarized financial information for BFI-OMEGA, presented in U.S. dollars:

                                Balance Sheets
                                  (Unaudited)

                                             June 30, 1997     December 31,
  1996
                                             -------------     -----------
  Cash                                        $  181,571       $  261,520
  Accounts receivable                          1,037,313          639,113
  Prepaid expenses                                66,256           13,363
  Other assets                                   149,768          228,228
  Property, plant and equipment                1,019,024          549,078
                                               ---------        ---------
  Total assets                                $2,453,932       $1,691,302
                                               =========        =========
  Accounts payable and accrued expenses       $1,671,180       $  682,843
  Common stock                                 3,045,139        2,332,085
  Accumulated deficit                         (2,262,387)      (1,323,626)
                                               ---------        ---------
  Total liabilities and equity                $2,453,932       $1,691,302
                                               =========        =========



                           Statements of Operations
                                  (Unaudited)

                           Six Months       Seven Months           Year
                             Ended              Ended              Ended
                          June 30, 1997   December 31, 1996    May 31, 1996
                          -------------   -----------------    ------------
  Revenues                  $2,049,799     $    872,427         $        -



                                      F17






  Cost of Sales             (1,890,266)        (872,674)                 -
  Expenses                    (902,378)      (1,084,675)          (238,704)
                             ---------        ---------           ---------

  Loss from operations      $ (742,845)     $(1,084,922)        $ (238,704)
                             =========       ==========          =========


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

  The  following  is  unaudited summarized financial information for Curtom-
  Metalclad:

                                Balance Sheets
                                  (Unaudited)

                                             December 31,    December 31,
                                             ------------    -----------
                                                 1997            1996
                                                 ----            ----
  Cash                                        $   3,651      $   7,207
  Accounts receivable                           375,083        717,648
                                               --------       --------
  Total assets                                $ 378,734      $ 724,855
                                               ========       ========

  Accounts payable                            $ 363,553      $ 691,332
  Curtom-equity                                   7,741         17,097
  Metalclad-equity                                7,440         16,426
                                               --------       --------
  Total liabilities and partners
  capital                                     $ 378,734      $ 724,855
                                               ========       ========



                           Statements of Operations
                                  (Unaudited)


                       Year          Seven Months            Year
                       Ended            Ended                Ended
                     December 31,    December 31,           May 31,
                     ------------    ------------  ------------------------
                         1997            1996          1996         1995
                         ----            ----          ----         ----



                                      F18






  Revenue             $3,679,907     $3,427,699    $1,417,601   $2,505,697
  Costs of sales      (3,684,288)    (3,335,786)   (1,231,613)  (2,341,019)
  Expenses                (1,255)          (904)         (646)      (1,386)
                       ---------      ---------     ---------    ---------
  Income from
    operations        $   (5,636)    $   91,009    $  185,342   $  163,292
                       =========      =========     =========    =========









  NOTE E - PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consists of the following:

                                              December 31,    December 31,
                                                  1997             1996
                                               -----------     -----------
  Buildings                                    $  177,060      $   93,690
  Land                                            248,235         239,955
  Machinery and equipment                       2,218,719       1,524,616
  Automotive equipment                            718,238         505,667
  Leasehold improvements                            1,039           4,454
                                                ---------       ---------
                                                3,363,291       2,368,382
  Less accumulated depreciation
    and amortization                           (1,274,096)       (924,614)
                                                ---------       ---------
                                                2,089,195       1,443,768
  Hazardous waste treatment facilities          4,017,743       3,875,641
                                                ---------       ---------
                                               $6,106,938      $5,319,409
                                                =========       =========

  NOTE F - REAL ESTATE HELD FOR SALE

  Real estate held for sale was acquired in 1986 as settlement on amounts owing from an affiliate. The real estate is carried at the lower of the cost or fair value less estimated costs to sell. During the year ended
  May 31, 1996 the Company wrote down the value of this property. This property was collateral on the Company s note payable to supplier (Note
  G). During the year ended May 31, 1996, this note was paid in its entirety.


  NOTE G - DEBT




                                      F19






  Long-term debt consists of the following:

                                             December 31,
                                                1997
                                              ----------
  Zero Coupon Convertible Notes               $1,500,000
                                              ==========

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

  In December 1997, the Company issued $2,200,000 Five Year Zero Coupon Secured Convertible Notes, netting the Company $1,500,000. These notes are convertible into 1,000,000 shares of common stock and 1,500,000 warrants of the Company upon certain events related to the common stock price performance of the Company. Additionally, the notes are callable at the option of the holder, any time after April 15, 1999. These notes are secured by 100% of the stock of Metalclad Insulation Corporation.


  NOTE H - CONVERTIBLE SUBORDINATED DEBENTURES




                                      F20






  I n N ovember 1993, the Company issued $3,840,000 of convertible subordinated debentures due in 60 months, bearing interest at 9% and convertible into shares of common stock at the rate of $5.50 per share subject to certain adjustments. During the year ended May 31, 1994, the Company also issued an additional $732,359 principal amount of convertible subordinated debentures due in 60 months, bearing interest at 8%, and convertible into shares of common stock at the rates of $4.00 and $5.00 per share subject to certain adjustments.

  In August 1995, the Company offered to convert all outstanding debentures into shares of common stock at a conversion price below the stated price on the debentures. As of May 31, 1996, approximately $8,600,000 of these debentures converted at the rate of $2.50 per share and the Company recognized a charge of $729,000 due to the lower conversion price offer. As of December 31, 1997 the remaining debentures outstanding, all bearing interest at 8% per annum, were $19,533. All such amounts are due in 1998.


  NOTE I - INCOME TAXES

  There  was  no provision for income taxes for the periods presented due to
  losses  incurred.    The  major  deferred  tax  asset (liability) items at
  December 31, 1997 and  May 31, 1996 are as follows:

                                             December 31,   December 31,
                                                 1997           1996
                                             -----------    -----------
  Assets:
    Allowances established against
     realization of certain assets           $    12,000    $   12,000
    Net operating loss carryforwards           8,630,200     7,331,000
    Accrued liabilities and other                139,200       259,000
                                              ----------     ---------

                                               8,781,400     7,602,000
  Valuation allowance                         (8,781,400)   (7,602,000)
                                              ----------     ---------
                                             $         0    $        0
                                              ==========     =========

  The difference between the actual income tax benefit and the tax benefit computed by applying the statutory Federal income tax rate to the net loss before income taxes is attributable to the inability to recognize currently the future benefit of net operating loss carryforwards.

  At December 31, 1997, the Company has available for U.S. Federal and California income tax purposes net operating loss carryforwards of approximately $17,086,000 and $7,212,000, respectively. These carryforward amounts expire in the years 2000 through 2012 and 1998 through 2002, respectfully. At December 31, 1997, the Company has available investment credits of approximately $32,300 to offset future U.S. Federal income tax liability. The ultimate utilization of the net



                                      F21






  operating loss and investment credit carryforwards may be restricted in the future due to changes in the ownership of the Company. The Company also has Mexican net operating loss carryforwards of approximately $6,669,000 which may be utilized to offset future taxable income. The Mexican losses are subject to a ten-year tax carryforward period and expire in the years 2002 through 2007.

  The Company has recorded a valuation allowance for that portion of the deferred tax asset that the Company does not believe to be realizable.


  NOTE J - SHAREHOLDERS  EQUITY

  Stock Options

  In 1988, the Company adopted an incentive stock option plan (300,000 shares authorized). Under the incentive stock option plan, options may be granted to employees at a price which is not less than 100% of the fair market value on the date of grant. Options granted under the incentive stock option plan vest over a three-year period commencing six months from the date of grant and are exercisable for five years from the date of grant. At December 31, 1997, there were no options outstanding under the incentive stock option plan, and 134,500 options are available for grant. The incentive stock option plan will expire 10 years from the date of adoption.

  On  August 18, 1992, the Company adopted an omnibus stock option plan (the
   1992 Plan ) which authorized the issuance of 1,600,000 options to acquire the Company s common stock. At December 31, 1997, there were options outstanding under the 1992 Plan for 826,000 shares (of which 756,000 were vested), and 62,500 options available for grant. These options will expire 10 years from the date of grant.

  On  March  24, 1993, the Company adopted an omnibus stock option plan (the
   1993 Plan ) which authorized the issuance of 1,000,000 options to acquire the Company s common stock. The terms of the 1993 Plan are the same as the 1992 Plan. At December 31, 1997, there were options outstanding under the 1993 Plan for 380,000 shares (of which 326,000 shares were vested), and 295,000 options available for grant. These options expire 10 years from the date of the grant.

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

  During fiscal 1996, the Board of Directors approved the grant to various officers, directors and employees of the Company of non-statutory stock options to purchase an aggregate of 5,040,000 shares of common stock. The options were granted at exercise prices equal to or exceeding the fair



                                      F22






  market value of the Company s common stock on the measurement date, expire 10 years from the date of grant and have various vesting schedules. In December, 1996, the Company rescinded its granting of 3,195,000 of these options and deferred issuance of 1,300,000 of these options pending shareholder approval, which was subsequently denied. During the seven months ended December 31, 1996, the Company granted options to purchase 300,000 shares of common stock, inclusive of options for 250,000 shares at $3.00 associated with the BFI-OMEGA transaction.

  On  May  15,  1997,  the Company adopted an omnibus stock option plan (the
   1997 Plan ) which authorized the issuance of 6,000,000 options to acquire the Company s common stock. At December 31, 1997 there were no options outstanding under this plan.

  During the year ended December 31, 1997, the Board of Directors approved the grant to various officers, directors and employees of the Company of options to purchase an aggregate of 890,000 shares of common stock. The options were granted at exercise prices equal to or exceeding the fair market value of the Company s common stock on the measurement date, expire 10 years from the date of grant and have various vesting schedules.

  The following is a summary of options granted:

                             Year ended         Seven months ended        Year ended
                          December 31, 1997     December 31, 1996        May 31, 1995
                          -----------------     ------------------       ------------
                             Weighted               Weighted                Weighted
                              Average                Average                 Average
                              Exercise               Exercise                Exercise
                         Shares     Price       Shares       Price       Shares     Price
                         ------    --------     ------      --------     ------    -------
  Options outstanding
  at beginning of the
  year                  4,848,250   $2.75      7,904,250     $3.07      4,487,500   $2.17
     Granted              890,000    1.47        300,000      3.00      5,040,000    3.56
     Exercised                  -       -       (161,000)     1.38     (1,547,000)   2.10
     Canceled          (1,815,250)   3.25     (3,195,000)     3.63        (76,250)   2.25
                       ----------    ----     ----------      ----     ----------    ----
  Options outstanding
  at end of the year    3,923,000   $2.23      4,848,250     $2.75      7,904,250   $3.07

  Options Exercisable   3,699,000              2,982,000                2,855,750

  Of the 300,000 options granted during the seven months ended December 31, 1996, 50,000 were issued at fair market value and 250,000 were issued below fair market value, with the Company recording a charge of $125,000 representing the discount.

  The following significant assumptions were utilized to calculate the fair value information presented utilizing the Black-Scholes Multiple Option



                                      F23






  Approach:


                            December, 1997  December, 1996  May, 1996
                            --------------  --------------  ---------
  Risk Free interest rate         6.00%          6.10%        6.10%
  Expected life                1.31 years      1.2 years    4.7 years
  Expected volatility            .9877           1.05         1.05
  Expected dividends               -              -            -
  Weighted average fair
    value of options granted      .615           3.36         3.54





                                  OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
          ------------------------------------------------------------        -------------------------

                                               Weighted
                                                average       Weighted                        Weighted
                                Number         remaining       average           Number        average
              Range of       outstanding    contractual life  exercise        exercisable     exercise
          exercise prices   as of 12/31/97     in years        price        as of 12/31/97      price
          ---------------   --------------  ----------------  --------      --------------    --------

          $1.250 - $1.625       890,000          9.10         $1.4716           820,000        $1.4848
          $2.250 - $2.250      2,313,000         6.33         $2.2500         2,159,000        $2.2500
          $2.500 - $2.500        200,000         8.37         $2.5000           200,000        $2.5000
          $3.000 - $3.000        380,000         8.62         $3.0000           380,000        $3.0000
          $3.625 - $3.625         50,000         8.01         $3.6250            50,000        $3.6250
          $4.500 - $4.500         90,000         8.01         $4.5000            90,000        $4.5000
                               ---------         ----          ------         ---------         ------
          $1.250 - $4.500      3,923,000         7.34         $2.2279         3,699,000        $2.2443
                               =========         ====          ======         =========         ======

   As the Company has adopted the disclosure requirements of SFAS 123, the following table shows pro forma net loss and loss per share as if the fair value based accounting method had been used to account for stock based compensation cost.

                                           Year ended       Seven months ended       Year ended
                                       December 31, 1997    December 31, 1996       May 31, 1996
                                      -----------------    ------------------      ------------
   Net Loss                              $(4,610,133)         $(3,280,000)         $(6,780,000)
   Pro forma compensation expense           (547,000)            (355,000)          (1,023,000)
                                          ----------           ----------           ----------
   Pro forma net loss                    $(5,157,133)         $(3,635,000)         $(7,803,000)
                                          ==========           ==========           ==========
   Pro forma loss per share                 $(.17)              $(.13)                $(.34)
                                             =====               =====                 =====



                                                                F24








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

  Summarized information for stock purchase warrants follows:

                                                    Number             Price
                                                 of Warrants         Per Share
                                                 -----------         ---------
  Warrants outstanding at May 31, 1995            5,229,585         $1.51-2.25
    Issued                                        4,690,636          1.91-5.00
    Exercised                                    (2,554,836)         1.51-2.25
                                                  ---------          ---------
  Warrants outstanding at May 31, 1996            7,365,385          1.59-5.00
    Issued                                                -                  -
    Exercised                                      (210,000)         1.51-2.00
                                                  ---------          ---------
  Warrants outstanding at December 31, 1996       7,155,385          1.51-5.00
    Issued                                        1,110,626             1.50
    Exercised                                      (910,626)            1.50
    Expired                                        (693,500)         2.00-2.25
                                                  ---------          ---------

  Warrants outstanding at December 31, 1997       6,661,885            $1.50
                                                  =========             ====

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



                                      F25






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

  During the year ended December 31, 1997, the Company issued a total of 940,600 shares, with 910,600 being the result of warrant exercises and 30,000 issued as stock bonuses previously accrued in 1996. The Company realized net proceeds of $1,366,000 from these transactions.




  NOTE K - EMPLOYEE BENEFIT PLANS

  Effective January 1, 1990, the Company established a contributory profit sharing and thrift plan for all salaried employees. Discretionary matching contributions are made by the Company based upon participant contributions, within limits provided for in the plan. No contributions were made in the year ended December 31, 1997, the seven months ended December 31, 1996 or the years ended May 31, 1996 and 1995, respectively.

  Additionally, the Company participates in several multi-employer plans, which provide defined benefits to union employees of its participating companies. The Company makes contributions determined in accordance with the provisions of negotiated labor contracts. The contributions were $257,000, $127,000, $296,000 and $320,000 for the year ended December 31,
  1997, the seven months ended December 31, 1996 and for the fiscal years ended May 31, 1996 and 1995, respectively.


  NOTE L - SIGNIFICANT CUSTOMERS

  Sales for the twelve months ended December 31, 1997 to Curtom-Metalclad were approximately $3,573,000, including $3,533,000 performed at Edison plants under the strategic alliance program.

  The Company had trade accounts receivable of $355,000 from Curtom-Metalclad as of December 31, 1997. Additionally, the Company had sales of $1,455,000 and $1,557,000 to Texaco and Arco, respectively, during 1997. Accounts receivable from these two customers were $128,000 and $489,000, respectively, as of December 31, 1997.

  Sales for the seven months ended December 31, 1996 to Curtom-Metalclad were approximately $3,445,000, including $3,345,000 performed at Edison plants.

  S a l e s    to  Southern  California  Edison  and  Curtom-Metalclad  were



                                      F26






  approximately $2,417,000 and $1,267,000, respectively, in the year ended May 31, 1996.

  Sales to Brown & Root and Curtom-Metalclad were approximately $3,894,000 and $2,296,000, respectively in the year ended May 31, 1995. The Company had trade accounts receivable from Brown & Root and Curtom-Metalclad of approximately $194,000 and $408,000, respectively, as of May 31, 1995.


  NOTE M - COMMITMENTS AND CONTINGENT LIABILITIES

  The Company has employment agreements with its executive officers. These agreements continue until terminated by the executive or the Company and provide for minimum salary levels, as adjusted for cost of living changes. These agreements include incentive bonuses based upon specified management goals, and a covenant against competition with the Company extending for a period of time after termination.

  The Company leases its facilities under non-cancelable operating lease agreements which expire at various dates through 2002. Total rent expense under operating leases was $307,839, $168,722, $404,647 and $373,371 for the year ended December 31, 1997, seven months ended December 31, 1996 and for the years ended May 31, 1996 and 1995, respectively. Future minimum non-cancelable lease commitments are as follows:

       Year ending December 31, 1998     $380,805
                                1999      150,117
                                2000      106,605
                                2001      102,055
                                2002       63,917
                                         --------
                                         $803,499
                                         ========


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


  NOTE N - RELATED PARTY TRANSACTIONS

  Receivables from related parties are comprised of the following:

                                            December 31,   December 31,
                                               1997            1996
                                            ------------   ------------
  Parc-Metalclad                              $ 12,644      $      -



                                      F27






  Metalclad Pacific - other                          -        10,000
  Loans to executive officers, directors
    and employees                              119,181       230,379
                                               -------       -------
                                              $131,825      $240,379
                                               =======       =======


  Loans to executive officers, directors and employees are represented by promissory notes, due on demand and bear interest at 6%.

  An officer of the Company is a partner in a law firm which has received payments for legal fees of approximately $47,000, $54,000, $283,000 and $280,000 for the year ended December 31, 1997, the seven months ended December 31, 1996 and years ended May 31, 1996 and 1995, respectively.

  During fiscal 1995 the Company loaned $370,000 each to Grant S. Kesler and
  T. Daniel Neveau, officers of the Company. Each loan is collateralized by 300,000 shares of Company stock. The loans accrued interest at 7% over prime which was 9% at May 31, 1995. In February 1996, Messrs. Kesler and Neveau each repaid $150,000 to the Company. In March 1996, the notes were amended to modify the loan principal between Messrs. Kesler and Neveau as well as to adjust the interest rates, effective March 1, to a variable rate based upon the Company s quarterly investment rate. The amendment also stipulated that the notes be re-paid by May 31, 1997. The Board of Directors has extended repayment of these notes until March 31, 1998.

  In June 1996, Mr. Neveau, Chairman of the Board, Senior Vice President, and a Director of the Company, resigned his positions. As a result, the Company and Mr. Neveau renegotiated the terms of his employment agreement relative to compensation, benefits and stock options. As of May 31, 1996, the Company accrued $275,000, representing the Company s remaining obligation to Mr. Neveau. As of December 31, 1996, $175,000 remained accrued by the Company. Since May 1997, the Company has been offsetting payments due Mr. Neveau against his outstanding loan balance to the Company. As of December 31, 1997, the Company s remaining receivable from Mr. Neveau was $151,400.

  During the fiscal year ended May 31, 1996, the Company agreed to pay consulting fees of $51,000 to Gordon M. Liddle, a former director of the Company. These fees are for services in connection with management oversight and other consulting to the Company. Additionally, the Company has entered into an 18-month consulting agreement with Mr. Liddle for on-going consulting services at a rate of $5,000 per month. Mr. Liddle s consulting agreement expired on December 31, 1997.

  During the fiscal year ended May 31, 1996, the Company entered into an agreement with The Chesapeake Group, whose Managing Director is Douglas S. Land, a former director of the Company. The agreement engages Chesapeake as a financial consultant to the Company in matters pertaining to its Mexican waste operations. During the period ended May 31, 1996, the Company agreed to pay to Chesapeake $100,000 for consulting services



                                      F28






  rendered during calendar year 1995 and $8,000 per month for on-going consulting services. In addition, the Company agreed to pay a transaction fee for the successful closing of the BFI-OMEGA joint venture, of $325,000 plus the granting of 250,000 options for the purchase of common stock of the Company exercisable at $3.00 per share. In May 1997, the consulting agreement with Chesapeake was terminated by mutual consent.

  In December, 1996, the Company loaned $150,000 to Mr. Javier Guerra Cisneros, a Director and Vice President of Mexico Operations. The loan is collateralized by 300,000 shares of stock of the Company and is represented by a promissory note bearing interest at 10%. In February, Mr. Guerra repaid $120,000 of this note. The Board of Directors has extended repayment of the remaining balance until March 31, 1998.




  NOTE O - SEGMENT INFORMATION

  The  following  segment  information  is  provided  for  the Company s two
  primary  segments:    commercial insulation (located in the United States)
  and waste management (located in Mexico).

  Segments of Business by Industry

                                         Year        Seven Months                Year
                                         Ended          Ended                    Ended
                                      December 31,   December 31,               May 31,
                                      ------------   ------------      --------------------------
                                          1997           1996             1996           1995
                                          ----           ----             ----           ----
   Gross sales
     Insulation                      $ 8,971,103     $5,518,606       $11,445,086    $15,723,915
     Waste management                  2,913,720        631,884         3,456,680      2,228,169
                                      ----------      ---------        ----------     ----------
          Total                       11,884,823      6,150,490        14,901,766     17,952,084
                                      ==========      =========        ==========     ==========
   Operating profit (loss)
     Insulation                          107,712        (20,867)         (853,919)       257,295
     Waste management                 (2,216,764)    (1,281,747)         (560,082)    (9,111,722)
     Corporate expense                (2,468,973)    (1,940,147)       (3,676,907)    (4,773,292)
                                      ----------      ---------        ----------     ----------
   Total                              (4,578,025)    (3,242,761)       (5,090,908)   (13,627,719)
   Interest expense, net                 (29,695)       (37,054)         (960,220)    (1,771,394)
   Other expense                          (2,413)             -                 -       (728,644)
                                      ----------      ---------        ----------     ----------
          Net Loss                   $(4,610,133)   $(3,279,815)      $(6,779,772)  $(15,399,113)
                                      ==========      =========        ==========     ==========
   Identifiable assets
     Insulation                      $ 2,247,331    $ 3,321,304       $ 3,264,649    $ 4,572,010
     Waste management                  8,436,379      6,899,214         6,962,264      4,808,400



                                                                F29






     Corporate                         2,501,863      4,710,934         7,475,120      1,329,807
                                      ----------      ---------        ----------     ----------
          Total                      $13,215,573    $14,931,452       $17,702,033    $10,710,217
                                      ==========      =========        ==========     ==========
   Capital expenditures
     Insulation                      $         -    $    31,028       $    29,792    $   489,915
     Waste management                    104,113        180,083           705,988      2,921,165
                                      ----------      ---------        ----------     ----------
          Total                      $   104,113    $   211,111       $   735,780    $ 3,411,080
                                      ==========      =========        ==========     ==========
   Depreciation and amortization
     Insulation                      $   235,045    $   132,026       $   154,555    $ 1,032,011
     Waste management                    283,661        150,542           205,087        223,105
                                      ----------      ---------        ----------     ----------
          Total                      $   518,706    $   282,568       $   359,642    $ 1,255,116
                                      ==========      =========        ==========     ==========


   NOTE P - UNAUDITED INTERIM INFORMATION

  The following condensed financial information for the twelve month and seven month periods ended December 31, 1997 and 1996 is unaudited and is being presented for comparative purposes.

                                                 Twelve Months Ended          Seven Months Ended
                                                    December 31,                  December 31,
                                               -------------------------    ----------------------
                                                 1997          1996           1996          1995
                                                 ----          ----           ----          ----

   Revenues - Insulation Business            $8,971,103   $10,144,474     $5,518,606    $6,910,000
   Revenues - Waste Management                2,913,720     2,320,398        631,884     1,450,860

   Operating Loss - Insulation Business         107,712      (873,517)       (20,867)       (1,269)
   Operating Loss - Waste Management         (2,216,764)   (1,917,915)    (1,281,747)       76,086

   Corporate Expense                          2,468,973     3,828,047      1,940,147     1,789,007
   Interest Expense                              29,695       163,123         37,054       834,149
   Other Expense                                  2,413             -              -       728,644
                                             ----------    ----------     ----------    ----------
   Net Loss                                 $(4,610,133)  $(6,782,602)   $(3,279,815)   (3,276,983)
                                             ==========    ==========     ==========    ==========

   Net Loss Per Share - Basic and Diluted      $(.16)        $(.24)         $(.11)        $(.17)
                                                =====         =====          =====         =====







                                                                F30






                       SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                                             Additions
                                                  Balance at   Charged to   Charged to                               Balance at
                                                  Beginning    Costs and      Other                                    End of
           Description                            Of period    Expenses     Accounts    Deductions      Other         Period
   ----------------------------------------      ----------    ----------   ----------   ----------   ------------   -----------

   Year ended December 31, 1997
   Deducted from asset accounts:
     Allowance for doubtful accounts               $67,972      $8,340      $38,018      $(31,416)     $ (888)(A)       $82,026
     Allowance for excess and
       obsolete inventory                           25,289           0            0        (9,280)          0            16,009

   Seven months ended December 31, 1996
   Deducted from asset accounts:
     Allowance for doubtful accounts                66,566       4,044            0             0      (2,638)(A)        67,972
     Allowance for excess and
       obsolete inventory                           25,000         289            0             0           0            25,289

   Year ended May 31, 1996
   Deducted from asset accounts:
     Allowance for doubtful accounts                44,480      30,894            0         6,521      (2,287)(A)        66,566
     Allowance for excess and
       obsolete inventory                           25,000           0            0             0           0            25,000

   Year ended May 31, 1995
   Deducted from asset accounts:
     Allowance for doubtful accounts                72,983           0            0             0     (28,503)(B)        44,480
     Allowance for excess and
       obsolete inventory                           25,000           0            0             0           0            25,000

   ------------------------------------

   (A) Exchange rate effect
   (B) Represents net change in valuation account
