Form 10-K
period 1997-12-31
METALCLAD CORP
filed 1998-04-16
CIK 13547

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

  (b)  Subsequent Events

           1. The Company began working on an industrial waste landfill and hazardous waste treatment facility in the State of Aguascalientes more than two years ago. The Company attempted to make the project a model for cooperation between the federal, state and local units of government in Mexico as a result of the Company s experience in San Luis Potosi and because of the Company s knowledge of governmental sensitivity to the potential problems of such a project. The Company s developmental team
  w o r ked with governmental officials at all levels, together with environmental organizations, non-governmental organizations and virtually any other party that showed any kind of an interest in the project. Company employees experienced in this area attempted to be sensitive to every legal requirement as well as every cultural nuance. As a way of strengthening the public profile of the project, the Company applied for financing with Banco Nacional De Obras Y Servicios Publicos, S.N.C. (BANOBRAS). Because Aguascalientes is a state bordering San Luis Potosi and knowledge of the Company s negative experience in the state of San Luis Potosi proceeded our development activities in Aguascalientes, state and local officials were supportive of an open, transparent and mutually supportive relationship from the beginning. The Company always believed there would be no linkage between the fact of our claim in the NAFTA Tribunal (which primarily targeted the former governor of San Luis Potosi) and the development of additional projects in the Country of Mexico and, t h e r efore, had no hesitation about moving forward with several developmental projects there.

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

       2. On October 13, 1997, the Company filed its detailed memorial with the NAFTA Tribunal, hearing the Company s claim related to its El Confin facility. On February 17, 1998, the United Mexican States ( Mexico ) responded to the Company s claim to the Tribunal. The Company now expects that there will be required a reply brief from the Company, a rejoinder brief from Mexico and then a hearing prior to the final determination of the case. It is believed that this process could take six months or more to complete.

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
