Form 10-Q
period 1998-03-31
METALCLAD CORP
filed 1998-05-15
CIK 13547

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


  (Mark One)

  ( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                      OR


  (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

             For the transition period from --------  to  --------


                         Commission File Number 0-2000


                            METALCLAD CORPORATION
            (Exact name of registrant as specified in its charter)


            Delaware                                        95-2368719
      (State  or  other  jurisdiction  of
  (I.R.S. Employer
           incorporation  or  organization)
  Identification No.)


       2 Corporate Plaza, Suite 125, Newport Beach, CA           92660
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

       As of March 31, 1998, the registrant had 30,063,870 shares outstanding of its Common Stock, $.10 par value.





                    METALCLAD CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                    Page


  PART I.  FINANCIAL INFORMATION

    Item 1.  Consolidated Financial Statements:

    Consolidated Balance Sheets (unaudited) at March 31, 1998
    and December  31, 1997........................................... 1

    Consolidated Statements of Operations (unaudited) for the
    three months ended March 31, 1998 and 1997....................... 3

    Consolidated Statements of Cash Flows (unaudited)
    for the three months ended March 31, 1998 and 1997............... 4

    Notes to Consolidated Financial Statements....................... 5

    Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations.................... 6


  PART II.  OTHER INFORMATION........................................ 9


  SIGNATURES.........................................................11


  EXHIBIT 27.........................................................12





                                    PART I

                             FINANCIAL INFORMATION


  ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                    METALCLAD CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED  BALANCE SHEETS

                                                    March 31,   December 31,
                                                       1998          1997
                                                    ---------   -----------
                                                   (Unaudited)
  ASSETS

  CURRENT ASSETS:
   Cash and cash equivalents                       $  493,393    $1,643,521
   Accounts receivable,  less allowance for
    doubtful accounts of $97,035 in March 1998
    and $82,026 in December 1997                    2,899,630     2,890,681
   Costs and estimated earnings in excess of
    billings on uncompleted contracts                 111,947       232,073
   Inventories                                        222,340       181,172
   Prepaid expenses and other current assets          140,483       159,581
   Receivables from related parties                   117,073       131,825
                                                   ----------    ----------
        TOTAL CURRENT ASSETS                        3,984,866     5,238,853

   Property, plant and equipment, net               6,402,017     6,106,938
   Investment and capitalized costs in unconsoli-
    dated affiliates                                  863,506       613,601
   Deposits and other assets                          384,217       432,087
   Goodwill, less accumulated amortization of
    $261,595 in March 1998 and $232,354 in
    December  1997                                    769,853       799,094
   Real estate held for sale                           25,000        25,000
                                                   ----------    ----------
                                                  $12,429,459   $13,215,573
                                                   ==========    ==========











                See Notes to Consolidated Financial Statements

                                                    March 31,   December 31,
                                                       1998         1997
                                                   ----------   ------------
                                                  (Unaudited)
  LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES:
   Accounts payable                                $1,711,364   $ 1,932,997
   Accrued payroll, property and other taxes          834,657       622,379
   Accrued expenses                                   924,001       940,511
   Billings in excess of costs and estimated
    earnings on uncompleted contracts                  64,532        20,727
   Current portion of long-term debt                   19,533        19,533
                                                   ----------    ----------
            TOTAL CURRENT LIABILITIES               3,554,087     3,536,147

  Convertible long-term debt                        1,535,000     1,500,000
                                                   ----------    ----------

  Shareholders  equity:
   Preferred stock, par value $10; 1,500,000
    shares authorized; none issued                          -             -
   Common stock, par value $.10; 80,000,000
    shares authorized, 30,063,870 and 30,063,870
    issued and outstanding in March 1998 and
    December 1997, respectively                     3,006,387     3,006,387
   Additional paid-in capital                      56,962,689    56,962,689
   Accumulated deficit                            (49,963,232)  (49,129,377)
  Officers  receivable collateralized by stock       (525,362)    (520,163)
  Cumulative foreign currency translation
   adjustment                                      (2,140,110)   (2,140,110)
                                                   ----------    ----------
                                                    7,340,372     8,179,426
                                                   ----------    ----------
                                                  $12,429,459   $13,215,573
                                                   ==========    ==========














                See Notes to Consolidated Financial Statements

  METALCLAD CORPORATION AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     For Three Months Ended
                                                           March 31,
                                                     ----------------------
                                                       1998         1997
                                                       ----         ----
  INSULATION BUSINESS
  Revenues
    Contract revenues                               $2,579,328   $2,446,797
    Material sales                                       5,182       86,582
    Other                                                3,500      179,881
                                                    ----------   ----------
                                                     2,588,010    2,713,260
  Operating costs and expenses
    Contract costs and expenses                      2,230,251    2,196,529
    Cost of material sales                               3,568       69,682
    Selling, general and administrative expenses       247,123      332,739
                                                    ----------   ----------
                                                     2,480,942    2,598,950
  Operating income                                     107,068      114,310

  WASTE MANAGEMENT
  Revenues
    Collection, recycling and destruction            1,448,231       52,858
                                                    ----------   ----------
  Operating costs and expenses
    Collection, recycling and destruction            1,523,591      304,300
    Landfill Development                               184,348       93,534
                                                    ----------   ----------
                                                     1,707,939      397,834
    Equity in earnings of unconsolidated affiliates          -     (375,345)
                                                    ----------   ----------
    Operating Loss                                    (259,708)    (720,321)
                                                    ----------   ----------
  Corporate expense                                   (561,740)    (626,797)
                                                    ----------   ----------
  Operating loss                                      (714,380)  (1,232,808)
  Interest income (expense)                           (102,756)      21,912
  Loss on foreign currency translation                 (16,719)     (38,634)
                                                    ----------   ----------
            Net loss                               $  (833,855) $(1,249,530)
                                                    ==========   ==========

  Weighted average number of common shares          30,063,870   29,123,239
                                                    ==========   ==========
  Net loss per share of common stock:
    Basic                                            ($0.03)      ($0.04)
    Diluted                                          ($0.03)      ($0.04)

                See Notes to Consolidated Financial Statements

                    METALCLAD CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  For Three Months Ended
                                                                          March 31,
                                                                 ------------------------
                                                                     1998         1997
                                                                     ----         ----
  OPERATING ACTIVITIES
  Net loss                                                       $(833,855)  $(1,249,530)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                103,448       113,572
      Loss in earnings of unconsolidated affiliates                      -       375,345
      Provision for losses on accounts receivable                   17,886        53,495
      Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable                 (105,673)      803,939
       (Increase) decrease in unbilled receivables                 120,126        21,686
       (Increase) decrease in inventories                          (42,264)       49,514
       (Increase) decrease in prepaid expenses and other assets     18,418      (178,072)
       Decrease in receivables from related parties                 14,753       105,328
       Increase (decrease) in accounts payable and accrued
        expenses                                                   114,385      (825,983)
       Increase (decrease) in billings over costs                   43,805       (22,823)
       Increase in capitalized development costs                  (260,266)            -
                                                                ----------    ----------
            NET CASH USED IN  OPERATING ACTIVITIES                (809,237)     (753,529)

  INVESTING ACTIVITIES
  Purchase of property, plant and equipment                       (342,453)      (74,690)
  Investments and capitalized costs in unconsolidated affiliates         -      (706,087)
  Restricted cash                                                        -       769,500
  Other long-term  assets                                           31,060             -
                                                                ----------    ----------
             NET CASH USED IN INVESTING ACTIVITIES                (311,393)      (11,277)

  FINANCING ACTIVITIES
  Borrowings from officers                                          (5,199)            -
  Proceeds from sale of common stock under stock option plan             -             -
  Proceeds from sale of common stock                                     -             -
                                                                ----------    ----------
         NET CASH USED BY FINANCING ACTIVITIES                      (5,199)            -

  Effect of exchange rates on cash                                 (24,299)       28,382
        (DECREASE) IN CASH AND CASH EQUIVALENTS                 (1,150,128)     (736,424)

  Cash and cash equivalents at beginning of period               1,643,521     3,074,395
                                                                ----------    ----------
  Cash and cash equivalents at end of period                    $  493,393    $2,337,971
                                                                 =========     =========
  Supplemental disclosures of cash flow information:
    Cash paid for interest                                      $    3,962       $ 8,815
                                                                 =========     =========
                      See Notes to Consolidated Financial Statements

                    METALCLAD CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      For the Period Ended March 31, 1998
                                  (Unaudited)


            1.  The accompanying unaudited financial statements of Metalclad
  Corporation  and  its  subsidiaries  (the "Company") have been prepared in accordance  with  the  instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (which consist only of normal recurring adjustments)  necessary  for  a  fair  presentation  have  been  included.
  Operating results for the three months ended March 31, 1998 are not necessarily indicative of what results will be for the year ending December 31, 1998. These statements should be read in conjunction with the consolidated financial statements and notes thereto and the report of independent public accounts which was modified due to substantial doubt about the Company s ability to continue as a going concern included in the Company's Form 10-K for the year ended December 31, 1997.

          2. As part of the Company s warrant exchange program initiated in August 1997, an unintended clause in the warrants issued as part of financings in 1994 and 1996 has been identified. Each warrant issued in these financings contained a provision for anti-dilution protection related to exercise price. This clause entitled the holder to effectively have the exercise price reduced to the lower of market or subsequent equity transaction pricing ( ratchet event). The unintended provision further provided that the number of shares underlying each warrant would increase upon a ratchet event, resulting in the same net proceeds to the Company upon exercise, but creating an increase in the number of shares.

       The Company believes this unintended provision to be an oversight but has initiated actions to exchange the old warrants for new warrants, correcting the language, on the following terms:

            Original 1994 Warrants -- exchange ratio 1.5:1.0

            Original 1996 Warrants -- exchange ratio 2.0:1.0

            All replacement warrants will have an expiration date of five years from the exchange date and registration rights.

           The Company believes this proposal to be fair, although the total proceeds ultimately received by the Company will be less, so as to correct the warrants. As a result of the Company s proposal, additional warrants in the amount of 3,728,000 would be issued. Should the warrant holders reject the Company s proposal, the potential additional shares underlying the old warrants could be in excess of 12,500,000. The Company is optimistic that the proposal will be accepted, and has indeed received some acceptances, but cannot be assured that all the holders will accept its offer.

         3. Effective January 1, 1998 the Company adopted the provisions of SFAS No. 130, Reporting Comprehensive Income which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the total of net income and all non-owner changes in equity. For the periods ending March 31, 1998 and 1997, there were no adjustments which would materially affect the net income as reported.

         4. The loss per share amounts for the three months ended March 31, 1998 and March 31, 1997 were computed by dividing the net loss by the weighted average shares outstanding during the applicable quarter.


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

  Results of Operations

            General. The Company s revenues were generated primarily by (i) revenues in the United States from insulation and asbestos abatement services; and (ii) revenues in Mexico from the collection of waste oils and solvents for recycling, placement and servicing of parts washing machines, brokering the disposal of waste and remediation services.

            Since November 1991, the Company has pursued the development of integrated waste treatment and disposal facilities in several Mexican states. The Company has completed construction of a hazardous waste landfill in San Luis Potosi which is not yet open; and the subject of arbitration proceedings under the North American Free Trade Agreement

  ( NAFTA ). The Company has also completed the development of an industrial waste landfill in the State of Aguascalientes, Mexico. Construction of the facility has commenced, however, the Company has not, as yet, secured the long-term financing it requires to complete and
  o p erate the facility. Consequently, construction is being paced consistent with the Company s current capital resources, while long-term project financing is being pursued. The Company is also active in the development of additional projects in Mexico. It is presently pursuing development opportunities near the heart of industrial Mexico. These opportunities include industrial waste landfill facilities and hazardous waste treatment facilities which will include neutralization, solidification and evaporation processes to handle a variety of waste streams. These development activities include siting, permitting, social and political support, and community awareness. The development process typically can take up to two years to obtain the necessary support and permitting to build a facility. The actual construction time necessary to complete these facilities is approximately six months. However, there can be no assurances that the Company will be successful in these efforts. The Company s results of operations include the costs of development of all such future waste treatment facilities in Mexico. With respect to the Aguascalientes project, the Company has capitalized $520,000 as of March 31, 1998.

       Insulation Business. Total revenues from the insulation business for the three months ended March 31, 1998 were $2,588,000 as compared to $2,713,000 for the comparable period ended March 31, 1997, a decrease of 5%.

            Contract revenues for the three months ended March 31, 1998 were $2,579,000 as compared to $2,447,000 for the three months ended March 31, 1997, an increase of 5%. This increase is attributed to the Company s efforts to diversify its client base, including its entry into the commercial insulation market.

       Material sales were $5,000 for the quarter as compared to $87,000 for the comparable period, a decrease of 94% as the Company places less emphasis on this market.

            Total expenses for the three months ended March 31, 1998 were $2,481,000 as compared to $2,599,000 for the comparable period ended March 31, 1997, a decline of 5%.

            Contract costs and expenses were $2,230,000 for the quarter as compared to $2,197,000 for the three months ended March 31, 1997, an increase of 2%. This increase is consistent with the Company s increase in revenues..

            Cost of material sales was $4,000 for the quarter as compared to $70,000, a decrease of 94%, matching the decrease in sales in this area.

        Selling, general and administrative costs for the three months ended March 31, 1998 were $247,000 as compared to $333,000 for the comparable period ended March 31, 1997, a decrease of 26%.

         Other income was $4,000 for the quarter as compared to $180,000 for the comparable period, a decrease of 98% as the comparable quarter contained certain one-time collections associated with the settlement of a collection claim against a previous customer and return premiums for prior years insurance coverages.

       Waste Management Services. Revenues for the three months ended March 31, 1998 were $1,448,000 as compared to $53,000 for the comparable period ended March 31, 1997. This increase is associated with the Company s change in accounting for these operations from the equity method of accounting to full consolidation of ARI due to the Company acquiring 100% ownership of ARI in 1997. Were the revenues for 1997 consolidated, the comparative results would be $1,448,000 and $799,000 for the quarters ended March 31, 1998 and 1997, respectively, an increase of 81%.

            Operating costs and expenses, associated with revenues, were $1,524,000 as compared to $304,000 for the comparable period ended March 31, 1997, with this increase related to the increase in revenues and, again, reflective of the accounting change between the periods.

         Landfill development costs were $184,000 for the three months ended March 31, 1998 compared to $94,000 for the comparable period in 1997, an increase of 96%, associated with the Company s continuing activities in the development of additional waste treatment facilities.

           Equity in earnings of unconsolidated affiliates was $0.00 for the current quarter compared to ($375,000), representing 100% of the loss of ARI, for the quarter ended March 31, 1997, due to the change in accounting for ARI.

          Corporate Expense. Corporate expenses were $562,000 for the three months ended March 31, 1998 as compared to $627,000 for the comparable period of 1997, a decline of 10%. This decline was achieved despite the increasing costs associated with the Company s pursuit of its claim under NAFTA.

          Interest Income (Expense). Interest expense for the quarter ended March 31, 1998 was ($103,000) as compared to interest income of $22,000 for the comparable period.

        Loss on Foreign Currency Translation. This loss of ($17,000) is due to the accounting treatment associated with Mexico s highly inflationary economy. During the comparable period, this loss was ($39,000).

  Consolidated Results

       The Company experienced a net loss of ($834,000) for the three months ended March 31, 1998 as compared to a net loss of ($1,250,000) for the comparable period ended March 31, 1997, an improvement of 33%.

  Liquidity and Capital Resources

            Working capital at March 31, 1998 was $431,000 as compared to $1,702,000 as of December 31, 1997. The Company had cash and cash equivalents of $493,000 at March 31, 1998 as compared to $1,644,000 at December 31, 1997. Cash used in operations was ($809,000) as compared to ($754,000) for the comparable period ending March 31, 1997.

            The Company believes that the insulation business will generate adequate cash flows from continuing operations to meet its future obligations and expenses relating to such operations. The Company will r e quire substantial additional financing to construct and operate Aguascalientes as well as additional waste treatment facilities in Mexico and to support the continuing growth of ARI operations. Furthermore, to the extent that the Company is required to expend additional efforts to pursue its NAFTA claim, additional general and administrative expenses without revenues to offset such expenses are anticipated until the landfill is opened. The Company is aware of its ongoing cash requirements and is reviewing alternatives for financing, including project finance, debt securities and the potential for joint ventures in Mexico to meet its ongoing needs. The Company has received a proposal for additional financing, which it has accepted, however, no assurances can be given that the company will be successful.


                                    PART II

                               OTHER INFORMATION

  Item 1.  Legal Proceedings

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

         Pursuant to those understandings, the Company, on October 13, 1997, filed its Memorial which included the Claim and all of the evidence supporting the Claim, including expert witness studies and the like. The b a sis of the Company s claim against Mexico is one likened to expropriation. The Company s position is since it is not being allowed to operate a legally authorized project, it has in essence been taken by the Mexican government and they should, therefore, be responsible for paying fair compensation under the provision of the NAFTA. A fair market valuation was done on behalf of the Company by an outside expert which indicated the fair market value of this business was $90,000,000.

        On February 17, 1998, the United Mexican States ( Mexico ) responded to the Company s claim to the Tribunal. The Company is now preparing a reply brief to be followed by a rejoinder brief from Mexico and then a hearing will be scheduled prior to the final determination of the case. It is believed that this process could take six months or more to complete.

       In May 1997 a jury found Texaco oil refinery, a client of the Company 55% liable for injuries and damages sustained by a Metalclad Insulation employee while working at the Wilmington, California refinery. The jury determined that Texaco s portion of the damages amounted to $5.5 million. Under terms of the Company s contract with Texaco, certain indemnities may be applied. The Company had project specific, as well as other insurance policies in effect at the time of the injury. This award has been appealed and the ultimate outcome cannot be predicted; however, the Company believes its insurance programs are adequate to address any potential exposure.


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

                                       METALCLAD CORPORATION

  Date:  May 15, 1998                  By:   /s/   Anthony C. Dabbene
                                          ----------------------------------
                                           Chief Financial Officer
                                          (Principal Accounting Officer)