Form 10-Q
period 1998-06-30
METALCLAD CORP
filed 1998-08-14
CIK 13547

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


  (Mark One)

  [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

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

      Registrant's telephone number, including area code (949) 719-1234


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

       As of June 30, 1998, the registrant had 30,450,622 shares outstanding of its Common Stock, $.10 par value.










                    METALCLAD CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                       Page


  PART I.  FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements:

     Consolidated Balance Sheets at June 30, 1998
     (unaudited) and December 31, 1997...................................  1

     Consolidated Statements of Operations for the
     six months ended June 30, 1998 (unaudited) and
     June 30, 1997.......................................................  3

     Consolidated Statements of Cash Flows for the
     six months ended June 30, 1998 (unaudited) and
     June 30, 1997.......................................................  4

     Notes to Consolidated Financial Statements..........................  6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.................  6


  PART II.  OTHER INFORMATION............................................ 10


  SIGNATURES............................................................. 12


  ART. 5 FDS FOR 2ND QUARTER 10.......................................... 13





                                    PART I

                             FINANCIAL INFORMATION



  ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                    METALCLAD CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

  ASSETS

                                                  June 30,      December 31,
                                                   1998             1997
                                                -----------     -----------
                                                (Unaudited)
  CURRENT ASSETS:
    Cash and cash equivalents                   $  735,172      $1,643,521
    Accounts receivable, less allowance
      for doubtful accounts of $32,416 in
      June 1998 and $82,026 in December 1997     2,639,724       2,890,681
    Costs and estimated earnings in excess
      of billings on uncompleted contracts          72,362         232,073
    Inventories                                    267,719         181,172
    Prepaid expenses and other current assets       55,666         159,581
    Receivables from related parties               115,586         131,825
                                                 ---------       ---------
          TOTAL CURRENT ASSETS                   3,886,229       5,238,853

    Property, plant and equipment, net           6,501,049       6,106,938
    Investment and capitalized costs in
      unconsolidated affiliates                  1,023,456         613,601
    Deposits and other assets                      415,269         432,087
    Goodwill, less accumulated amortization
      of $290,837 in June 1998 and $232,354
      in December 1997                             740,611         799,094
    Real estate held for sale                       25,000          25,000
                                                 ---------       ---------
                                               $12,591,614     $13,215,573
                                                ==========      ==========






                See Notes to Consolidated Financial Statements

                    METALCLAD CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (Continued)


  LIABILITIES AND SHAREHOLDERS' EQUITY

                                                 June 30,     December 31,
                                                   1998           1997
                                               -----------    -----------
                                               (Unaudited)

  CURRENT LIABILITIES:
    Accounts payable                            $1,938,610     $1,932,997
    Accrued payroll, property and other taxes      954,230        622,379
    Accrued expenses                               994,879        940,511
    Billings in excess of costs and estimated
      earnings on uncompleted contracts            114,055         20,727
    Current portion of convertible subordinated
      debentures                                   259,533         19,533
                                                ----------     ----------
  Total Current Liabilities                      4,261,307      3,536,147
                                                ----------     ----------
  Convertible long-term debt                     1,570,000      1,500,000
                                                ----------     ----------

  Shareholders  equity:
    Preferred stock, par value $10; 1,500,000
      shares authorized; none issued                     -              -
    Common stock, par value $.10; 80,000,000
      shares authorized, 30,450,622 and
      30,063,870 issued and outstanding in
      June 1998 and December 1997,
      respectively                               3,045,063      3,006,387
    Additional paid-in capital                  57,372,704     56,962,689
    Accumulated deficit                        (50,985,658)   (49,129,377)
    Officers  receivable collateralized by
      stock                                       (531,692)      (520,163)
    Cumulative foreign currency translation
      adjustment                                (2,140,110)    (2,140,110)
                                                ----------     ----------
                                                 6,760,307      8,179,426
                                                ----------     ----------
                                               $12,591,614    $13,215,573
                                                ==========     ==========





                See Notes to Consolidated Financial Statements

                    METALCLAD CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    For Six Months Ended            For Three Months Ended
                                                                   June 30,       June 30,        June 30,          June 30,
                                                                     1998           1997            1998              1997
                                                                  ----------     ----------      ----------       ----------
   INSULATION BUSINESS
   Revenues
     Contract revenues                                           $ 5,300,537    $ 4,461,475     $ 2,721,209      $ 2,014,678
     Material sales                                                   21,648        132,709          16,466           46,127
     Other                                                             3,500        185,584               -            5,703
                                                                  ----------     ----------      ----------        ---------
                                                                   5,325,685      4,779,768       2,737,695        2,066,508
                                                                  ----------     ----------      ----------        ----------
   Operating costs and expenses
     Contract costs and expenses                                   4,578,025      3,984,028       2,347,784        1,787,499
     Cost of material sales                                           15,313        103,573          11,745           33,891
     Selling, general and administrative expenses                    522,998        619,370         275,875          286,631
                                                                  ----------     ----------      ----------       ----------
                                                                   5,116,346      4,706,971       2,635,404        2,108,021
                                                                  ----------     ----------      ----------       ----------
   Operating income (loss)                                           209,339         72,797         102,271          (41,513)
                                                                  ----------     ----------      ----------       ----------
   WASTE MANAGEMENT
   Revenues
     Collection, recycling and destruction                         2,700,641         149,737      1,252,410           96,879

   Operating costs and expenses
     Collection, recycling and destruction                         2,930,355         425,652      1,406,764          121,352
     Landfill                                                        294,457         194,042        110,109          100,508
                                                                  ----------      ----------     ----------        ---------
                                                                   3,224,812         619,694      1,516,873          221,860
     Other Income                                                          -         168,720              -          168,720
     Equity in earnings of unconsolidated affiliates                       -        (742,845)             -         (367,500)
                                                                  ----------      ----------      ---------        ---------
     Operating Loss                                                 (524,171)     (1,044,082)      (264,463)        (323,761)
                                                                  ----------      ----------      ---------        ---------
   Corporate expense                                              (1,364,488)     (1,272,305)      (802,748)        (645,508)
                                                                  ----------      ----------      ---------        ---------
   Operating loss                                                 (1,679,320)     (2,243,590)      (964,940)      (1,010,782)
   Interest (expense)                                               (192,647)        (25,613)       (89,891)         (47,525)
   Gain (loss) on foreign currency translation                        15,686          (9,049)        32,405           29,585
                                                                  ----------      ----------     ----------       ----------
             Net Loss                                            $(1,856,281)    $(2,278,252)   $(1,022,426)     $(1,028,722)
                                                                  ==========      ==========     ==========       ==========
   Weighted average number of common shares                       30,240,062      29,135,673     30,413,501       29,147,970
   Net loss per share of common stock:
     Basic                                                          ($.06)          ($.08)         ($.03)           ($.04)
     Diluted                                                        ($.06)          ($.08)         ($.03)           ($.04)

                           See Notes to Consolidated Financial Statements

                    METALCLAD CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       For Six Months Ended
                                                                                     June 30,        June 30,
                                                                                      1998             1997
                                                                                    ----------      ----------

   OPERATING ACTIVITIES
   Net loss                                                                        $(1,856,281)    $(2,278,252)
     Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                   212,739         237,489
       Loss in earnings of unconsolidated affiliates                                         -         742,845
       Other                                                                                 -               -
       Provision for losses on accounts receivable                                     (49,610)         44,621
       Issuance of stock for services and interest on convertible subordinated
         debentures                                                                      8,440         324,008
       Write down of real estate held for sale                                               -               -
       Earnings in excess of distributions from Curtom-Metalclad                             -           6,218
       Changes in operating assets and liabilities:
         Decrease in accounts receivable                                               151,437         762,572
         (Increase) decrease in unbilled receivables                                   159,711          72,248
         Decrease in inventories                                                       (91,318)         80,859
         (Increase) decrease in prepaid expenses and other assets                       86,433         (61,959)
         Decrease in receivables from related parties                                   16,239         105,193
         (Decrease) in accounts payable and accrued expenses                           916,269      (1,863,179)
         (Decrease) in billings over costs                                              93,328         (23,148)
         (Increase) in capitalized development costs                                  (446,011)              -
                                                                                     ---------       ---------
                              NET CASH USED IN OPERATING ACTIVITIES                   (798,624)     (2,065,743)
                                                                                     ---------       ---------

   INVESTING ACTIVITIES
     Purchase of equipment                                                            (494,700)       (111,466)
     Investments and capitalized costs in unconsolidated affiliates                          -        (712,971)
     Restricted cash                                                                         -         769,500
     Other long-term assets                                                             23,374               -
                                                                                     ---------       ---------
                              NET CASH USED IN INVESTING ACTIVITIES                   (471,326)        (54,937)
                                                                                     ---------       ---------

   FINANCING ACTIVITIES
     Borrowings from offerings                                                         (11,529)              -
     Common stock issued under stock option  plans and warrants                        440,250               -
                                                                                     ---------       ---------
                          NET CASH PROVIDED BY FINANCING ACTIVITIES                    428,721               -
                                                                                     ---------       ---------


                                       See Notes to Consolidated Financial Statements






                               METALCLAD CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (continued)

                                                                                      For Six Months Ended
                                                                                     June 30,        June 30,
                                                                                      1998             1997
                                                                                    ----------      ----------


     Effect of exchange rates on cash                                                  (67,120)           (872)
                                                                                     ---------       ---------
                   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (908,349)     (2,121,552)
     Cash and cash equivalents at beginning of period                                1,643,521       3,074,395
                                                                                     ---------       ---------
     Cash and cash equivalents at end of period                                     $  735,172      $  952,843
                                                                                     =========       =========
     Supplemental disclosures of cash flow information:
         Cash paid for interest                                                     $    8,007      $   18,115
                                                                                     =========       =========





























                          See Notes to Consolidated Financial Statements

                   METALCLAD CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     For the Period Ended June 30, 1998
                                 (Unaudited)


       1. The accompanying unaudited financial statements of Metalclad Corporation and its subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of what results will be for the year ending December 31, 1998. These statements should be read in conjunction with the consolidated financial statements and notes thereto and the report of independent public accountants which was modified due to substantial doubt about the Company s ability to continue as a going concern included in the Company's Form 10-K for the year ended December 31, 1997.

       2. The Company has completed all design, pre-development and permitting necessary to build and operate an industrial waste landfill in Aguascalientes, Mexico. Construction was originally announced in February 1998 with completion expected in August 1998. Because the anticipated financing in Mexico did not materialize, construction was slowed consistent with available resources and in order to test the Company s ability to open a new facility while still litigating its rights with the first one. First phase construction is nearly complete and limited commercial operations are expected to begin within approximately seven weeks. Expansion of the project will require additional resources which the Company has identified, but will not expend until initial commercial operations have proven to be successful.

       3. As part of the Company s warrant exchange program initiated in August 1997, an unintended clause in the warrants issued as part of financings in 1994 and 1996 has been identified. Each warrant issued in these financings contained a provision for anti-dilution protection related to exercise price. This clause entitled the holder to effectively have the exercise price reduced to the lower of market or subsequent equity transaction pricing ( ratchet event). The unintended provision further provided that the number of shares underlying each warrant would increase upon a ratchet event, resulting in the same net proceeds to the Company upon exercise, but creating an increase in the number of shares.

       The Company believes this unintended provision to be an oversight but has initiated actions to exchange the old warrants for new warrants, correcting the language, on the following terms:

           * Original 1994 Warrants -- exchange ratio 1.5:1.0
           * Original 1996 Warrants -- exchange ratio 2.0:1.0
           * All replacement warrants will have an expiration date of five years from the exchange date and registration rights.

         The Company believes this proposal to be fair, although the total proceeds ultimately received by the Company will be less, so as to correct the warrants. As a result of the Company s proposal, additional warrants in the amount of 3,728,000 would be issued. Should the warrant holders reject the Company s proposal, the potential additional shares underlying the old warrants could be in excess of 12,500,000. The Company has received some acceptances of its proposal, but cannot be assured that all the holders will accept its offer. The Company intends to continue to address this issue until resolved.

       4. Effective January 1, 1998 the Company adopted the provisions of SFAS No. 130, Reporting Comprehensive Income which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the total of net income and all non-owner changes in equity. For the periods ending June 30, 1998 and 1997, there were no adjustments which would materially affect the net income as reported.

         5. The loss per share amounts for the six and three months ended June 30, 1998 and June 30, 1997 were computed by dividing the net loss by the weighted average shares outstanding during the applicable quarter.



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

           Since November 1991, the Company has pursued the development of integrated waste treatment and disposal facilities in several Mexican states. The Company has completed construction of a hazardous waste landfill in San Luis Potosi which is not yet open; and the subject of arbitration proceedings under the North American Free Trade Agreement ( NAFTA ). The Company is also active in the development of additional projects in Mexico, pursuing development opportunities near the industrial heart of Mexico. These opportunities include industrial waste landfill facilities and hazardous waste treatment facilities which will include neutralization, solidification and evaporation processes to handle a variety of waste streams. These development activities include s i ting, permitting, social and political support, and community awareness. The development process typically can take up to two years to obtain the necessary support and permitting to build a facility. The actual construction time necessary to complete these facilities is approximately six months. However, there can be no assurances that the Company will be successful in these efforts. The Company s results of operations include the costs of development of all such future waste treatment facilities in Mexico.

         Insulation Business. Total revenues from the insulation business for the six months ended June 30, 1998 were $5,326,000 as compared to $4,780,000 for the comparable period ended June 30, 1997, an increase of 11%.

            Contract revenues for the six months ended June 30, 1998 were $5,301,000 as compared to $4,461,000 for the six months ended June 30, 1997, an increase of 18%. This increase is attributed to the Company s efforts to diversify its client base, including its entry into the commercial insulation market.

        Material sales were $22,000 for the period as compared to $133,000 for the comparable period, a decrease of 83% as the Company places less emphasis on this market.

            Total expenses for the six months ended June 30, 1998 were $5,116,000 as compared to $4,707,000 for the comparable period ended

  June 30, 1997, an increase of 9%.

            Contract  costs and expenses were $4,578,000 for the period as compared  to  $3,984,000  for  the  six  months  ended June 30, 1997, an increase of 15%. This increase is consistent with the Company s increase in revenues.

          Cost of material sales was $15,000 for the period as compared to $104,000, a decrease of 86%, coinciding with the decrease in sales in this area.

        Selling, general and administrative costs for the six months ended June 30, 1998 were $523,000 as compared to $619,000 for the comparable period ended June 30, 1997, a decrease of 16%.

        Other income was $4,000 for the period as compared to $186,000 for the comparable period, a decrease of 98% as the comparable period contained certain one-time collections associated with the settlement of a collection claim against a previous customer and return premiums for prior years insurance coverages.

        Waste Management Services. Revenues for the six months ended June 30, 1998 were $2,701,000 as compared to $150,000 for the comparable period ended June 30, 1997. This increase is associated with the Company s change in accounting for these operations from the equity method of accounting to full consolidation of ARI due to the Company acquiring 100% ownership of ARI in 1997. Were the revenues for 1997 consolidated, the comparative results would be $2,701,000 and $2,376,000 for the period ended June 30, 1998 and 1997, respectively, an increase of 25%.

            Operating costs and expenses, associated with revenues, were $2,930,000 as compared to $426,000 for the comparable period ended June 30, 1997, with this increase related to the increase in revenues and, again, reflective of the accounting change between the periods.

         Landfill development costs were $294,000 for the six months ended June 30, 1998 compared to $194,000 for the comparable period in 1997, an increase of 51%, associated with the Company s continuing activities in the development of additional waste treatment facilities.

         Equity in earnings of unconsolidated affiliates was $0.00 for the current period compared to ($743,000), representing 100% of the loss of ARI, for the quarter ended June 30, 1997, due to the change in accounting for ARI.

        Corporate Expense. Corporate expenses were $1,364,000 for the six months ended June 30, 1998 as compared to $1,272,000 for the comparable period of 1997, an increase of 7%. This increase is due to the increasing costs associated with the Company s pursuit of its claim under NAFTA.

         Interest Income (Expense). Interest expense for the period ended June 30, 1998 was ($193,000) as compared to ($26,000) for the comparable period.

          Loss on Foreign Currency Translation. This loss of ($16,000) is due to the accounting treatment associated with Mexico s highly
  inflationary  economy.    During  the  comparable  period, this loss was
  ($9,000).

  Consolidated Results

            The Company experienced a net loss of ($1,856,000) for the six months ended June 30, 1998 as compared to a net loss of ($2,278,000) for the comparable period ended June 30, 1997, an improvement of 19%.

  Liquidity and Capital Resources

           Working capital at June 30, 1998 was ($375,000) as compared to $1,702,000 as of December 31, 1997. The Company had cash and cash equivalents of $735,000 at June 30, 1998 as compared to $1,644,000 at December 31, 1997. Cash used in operations was ($799,000) as compared to ($2,066,000) for the comparable period ending June 30, 1997.

           The Company believes that the insulation business will generate adequate cash flows from continuing operations to meet its future obligations and expenses relating to such operations. The Company will require substantial additional financing to construct and operate Aguascalientes as well as additional waste treatment facilities in Mexico and to support the continuing growth of ARI operations.
  Furthermore, to the extent that the Company is required to expend additional efforts to pursue its NAFTA claim, additional general and administrative expenses without revenues to offset such expenses are anticipated until the landfill is opened. The Company is aware of its ongoing cash requirements and has completed a $1 million private p l a c e ment of 7% convertible subordinated debentures in July.
  Additionally, the company has a commitment for $5 million in 7% convertible subordinated debentures in the form of $2 million initial funding and a $3 million equity credit facility, which the Company has the option to draw upon. This financing will close in August, 1998.


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

       Pursuant to those understandings, the Company, on October 13, 1997, filed its Memorial which included the Claim and evidence supporting the Claim, including expert witness studies and the like. The basis of the Company s claim against Mexico is one likened to expropriation. The Company s position is since it is not being allowed to operate a legally authorized project, it has in essence been taken by the Mexican government and they should, therefore, be responsible for paying fair compensation under the provision of the NAFTA. A fair market valuation was done on behalf of the Company by an outside expert which indicated the fair market value of this business was $90,000,000.

            On February 17, 1998, the United Mexican States ( Mexico ) responded to the Company s claim to the Tribunal. The Company is now preparing a reply brief, which is scheduled for submittal on August 21, to be followed by a rejoinder brief from Mexico and then a hearing will be scheduled prior to the final determination of the case. It is believed that this process could take six months or more to complete.

            In May 1997 a jury found Texaco oil refinery, a client of the Company 55% liable for injuries and damages sustained by a Metalclad I n sulation employee while working at the Wilmington, California refinery. The jury determined that Texaco s portion of the damages amounted to $5.5 million. Under terms of the Company s contract with Texaco, certain indemnities may be applied. The Company had project specific, as well as other insurance policies in effect at the time of the injury. This award has been appealed and the ultimate outcome cannot be predicted; however, the Company believes its insurance programs are adequate to address any potential exposure.


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

                                           METALCLAD CORPORATION


  Date:  August 12, 1998                   By: /s/ Anthony C. Dabbene
                                           -------------------------------
                                           Anthony C. Dabbene
                                           Chief Financial Officer
                                          (Principal Accounting Officer)