Form 10-Q
period 1998-09-30
METALCLAD CORP
filed 1998-11-13
CIK 13547

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 12b-25

                         NOTIFICATION OF LATE FILING

  (Check One):
  / /Form 10-K  / /Form 20-F  / /Form 11-K  /X/Form 10-Q / /Form N-SAR

  For Period Ended: September 30, 1998
                    ------------------

       / / Transition Report on Form 10-K
       / / Transition Report on From 20-F
       / / Transition Report on Form 11-K
       / / Transition Report on Form 10-Q
       / / Transition Report on Form N-SAR
       For the Year Ended: September 30, 1998

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

  2 CORPORATE PLAZA, SUITE 125
  ----------------------------
  NEWPORT BEACH, CA 92660
  ----------------------------





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


  PART III   NARRATIVE

  Form 10-Q for period ended September 30, 1998 could not be filed within the prescribed time period due to staffing changes within the accounting department. The Company recently hired a new Controller.


  PART IV   OTHER INFORMATION

  (1) Name and telephone number of person to contact in regard to this notification.

  Anthony C. Dabbene       (949) 719-1234

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

  If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.





                            METALCLAD CORPORATION
                 (Name of Registrant as Specified in Charter)

  has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

  Date 11/13/98       By /s/ Anthony C. Dabbene