Form 10-Q
period 1998-09-30
METALCLAD CORP
filed 1998-11-20
CIK 13547

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

  (Mark One)

  ( X )  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

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

      Registrant's telephone number, including area code: (949) 719-1234.

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes [ X ]       No [   ]

       As of September 30, 1998, the registrant had 30,450,622 shares outstanding of its Common Stock, $.10 par value.



                    METALCLAD CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                        Page


  PART I.  FINANCIAL INFORMATION

           ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

            Consolidated Balance Sheets at September 30, 1998
            (unaudited) and December 31, 1997. . . . . . . . . . . . .   1-2

             Consolidated Statements of Operations for the nine
             months ended September 30, 1998 (unaudited) and
             September 30, 1997 . . . . . . . . . . . . . . . . . . . .   3

             Consolidated Statements of Cash Flows for the nine
             months ended September 30, 1998 (unaudited) and
             September 30, 1997. . . . . . . . .  . . . . . . . . . . .   4

             Notes to Consolidated Financial Statements. . .. . . . . .   5

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . .  6


  PART II. OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . .  9


  SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10



                                           PART I

                             FINANCIAL INFORMATION

  ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                    METALCLAD CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                       September 30,      December 31,
                                                                                            1998               1997
                                                                                        ------------       ------------
   ASSETS                                                                               (Unaudited)
   CURRENT ASSETS:
     Cash and cash equivalents                                                          $   527,599         $ 1,643,521
     Accounts receivable, less allowance for doubtful accounts of $43,840 in
       September 1998 and $82,026 in December 1997                                        2,409,239           2,890,681
     Costs and estimated earnings in excess of billings on uncompleted contracts             99,745             232,073
     Inventories                                                                            231,481             181,172
     Prepaid expenses and other current assets                                                    -             159,581
     Receivables from related parties                                                       156,157             131,825
                                                                                         ----------          ----------
                                                                 TOTAL CURRENT ASSETS     3,424,221           5,238,853

     Property, plant and equipment, net                                                   6,644,029           6,106,938
     Investment and capitalized costs in unconsolidated affiliates                        1,307,397             613,601
     Deposits and other assets                                                              555,735             432,087
     Goodwill, less accumulated amortization of $320,078 in September 1998 and
       $232,354 in December 1997                                                            711,370             799,094
     Real estate held for sale                                                               25,000              25,000
                                                                                         ----------          ----------
                                                                                        $12,667,752         $13,215,573





























                                                                                        September 30,      December 31,
                                                                                            1998               1997
                                                                                        ------------       ------------
                                                                                         (Unaudited)
    LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES:
     Accounts payable                                                                   $ 1,489,807         $ 1,932,997
     Accrued payroll, property and other taxes                                                    -             622,379
     Accrued expenses                                                                     2,362,757             940,511
     Billings in excess of costs and estimated earnings on uncompleted contracts             26,047              20,727
     Current portion of convertible subordinated debentures and notes                        18,542              19,533
                                                                                         ----------          ----------
                                                           TOTAL CURRENT LIABILITIES      3,897,153           3,536,147
                                                                                         ----------          ----------
   Notes payable                                                                             56,611                   -
   Convertible subordinated debentures, less discounts                                    2,794,708           1,500,000
                                                                                         ----------          ----------
                                                                 TOTAL LONG-TERM DEBT     2,851,319           1,500,000
                                                                                         ----------          ----------
   Shareholders  equity:
     Preferred stock, par value $10; 1,500,000 shares authorized; none issued                     -                   -
     Common stock, par value $.10; 80,000,000 shares authorized, 30,450,622 and
       30,063,870 issued and outstanding in September 1998 and December 1997,
       respectively                                                                       3,045,063           3,006,387
     Additional paid-in capital                                                          57,372,704          56,962,689
     Accumulated deficit                                                                (51,820,176)        (49,129,377)
     Officers  receivable collateralized by stock                                          (538,300)           (520,163)
     Cumulative foreign currency translation adjustment                                   2,140,011          (2,140,110)
                                                                                         ----------          ----------
                                                                                          5,919,280           8,179,426
                                                                                         ----------          ----------
                                          TOTAL LIABILITIES AND SHAREHOLDERS  EQUITY    $12,667,752         $13,215,573
                                                                                         ==========          ==========

                                  METALCLAD CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  For Nine Months Ended          For Three Months Ended
                                                                 -------------------------      --------------------------
                                                                  Sept. 30,      Sept.  30,       Sept.  30,      Sept. 30,
                                                                    1998           1997             1998            1997
                                                                ----------      ----------      ----------      ----------
   INSULATION BUSINESS
   Revenues
     Contract revenues                                           $7,881,005     $6,046,266      $2,580,468      $1,584,791
     Material sales                                                  50,444        159,876          28,796          27,167
     Other                                                            5,797        202,097           2,297          16,513
                                                                ----------      ----------      ----------      ----------
                                                                  7,937,246      6,408,239       2,611,561       1,628,471
   Operating costs and expenses
     Contract costs and expenses                                 6,860,260      5,351,956        2,282,235       1,367,928
     Cost of material sales                                         37,680        120,056           22,367          16,483
     Selling, general and administrative expenses                  713,877        894,198          190,879         274,828
                                                                ----------      ----------      ----------      ----------
                                                                 7,611,817      6,366,210        2,495,481       1,659,239
                                                                ----------     ----------       ----------      ----------
                                    OPERATING INCOME (LOSS)        325,429         42,029          116,080         (30,768)
   WASTE MANAGEMENT
   Revenues
     Collection, recycling and destruction                       4,085,219       1,443,822       1,384,578       1,294,085
   Operating costs and expenses
     Collection, recycling and destruction                       4,290,810       2,037,184       1,360,455       1,611,532
     Landfill                                                      410,091         325,598         115,634         131,556
                                                                ----------      ----------      ----------      ----------
                                                                 4,700,901       2,362,782       1,476,089       1,743,088
     Other income                                                   12,551         168,720          12,551               -
     Equity in earnings of unconsolidated affiliates                     -        (742,845)              -               -
                                                                ----------      ----------      ----------      ----------
                                            OPERATING LOSS        (603,131)     (1,493,085)        (78,960)       (449,003)

   CORPORATE EXPENSE                                            (2,002,535)     (1,918,251)       (638,047)       (645,946)
                                                                ----------      ----------      ----------      ----------

   Operating Loss                                               (2,280,237)     (3,369,307)       (600,927)     (1,125,717)
   Interest expense                                               (371,820)        (58,885)       (179,173)        (33,272)
   Gain (LOSS) on foreign currency translation                     (38,742)          5,771         (54,418)         14,820

                                                  NET LOSS     ($2,690,799)    ($3,422,421)      ($834,518)     ($1,144,169)

   Weighted average number of common shares                     30,312,436      29,234,647      30,450,622       29,429,368

   Net loss per share of common stock:
     Basic                                                        ($.09)          ($.12)          ($.03)            ($.04)
     Diluted                                                      ($.09)          ($.12)          ($.03)            ($.04)

                                  METALCLAD CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              For Nine Months Ended
                                                                                        --------------------------------
                                                                                         September 30,      September 30,
                                                                                             1998              1997
                                                                                        --------------     -------------
   OPERATING ACTIVITIES
     Net loss                                                                           ($2,690,799)        ($3,422,421)
     Adjustments to reconcile net loss to net cash used in operating  activities:
     Depreciation and amortization                                                          312,497             357,364
     Loss in earnings of unconsolidated affiliates                                                -             742,845
     Provision for losses on accounts receivable                                             (8,907)             (7,600)
     Issuance of stock for services and interest on convertible subordinated
       debentures                                                                             8,440             108,750
     Earnings in excess of distributions from Curtom-Metalclad                                    -              12,588
     Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                            (105,242)            387,696
       (Increase) decrease in unbilled receivables                                          218,020             (17,670)
       (Increase) decrease in inventories                                                   (61,811)            114,536
       (Increase) decrease in prepaid expenses and other assets                              22,855              62,662
       (Increase) decrease in receivables from related parties                              (24,332)             95,314
       Increase (decrease) in accounts payable and accrued expenses                         875,795            (781,122)
       Increase (decrease) in billings over costs                                           137,648              (7,781)
       (Increase) in capitalized development costs                                         (693,710)                  -
                                                                                         ----------          ----------
                                          NET CASH USED IN OPERATING ACTIVITIES          (2,009,548)         (2,354,839)
                                                                                         ----------          ----------
   INVESTING ACTIVITIES
     Purchase of equipment                                                                 (803,270)         (1,191,255)
     Investments and capitalized costs in affiliates                                              -            (203,403)
     Restricted Cash                                                                              -             769,500
                                                                                         ----------          ----------
                                          NET CASH USED IN INVESTING ACTIVITIES            (803,270)           (625,158)
   FINANCING ACTIVITIES
     Proceeds from long-term borrowings                                                   1,350,329                   -
     Payments on Officers  receivables collateralized by stock                              (18,137)                  -
     Proceeds from sale of common stock under stock option plans and warrants               440,250           1,103,454
                                                                                         ----------          ----------
                                      NET CASH PROVIDED BY FINANCING ACTIVITIES           1,772,442           1,103,454
                                                                                         ----------          ----------
     Effect of exchange rates on cash                                                       (75,546)              4,709

                               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (1,115,920)         (1,871,834)

     Cash and cash equivalents at beginning of period                                     1,643,521           3,074,395
                                                                                         ----------          ----------
     Cash and cash equivalents at end of period                                        $    527,599         $ 1,202,561
                                                                                        ===========          ==========
     Supplemental disclosures of cash flow information:
       Cash paid for interest                                                          $      8,191         $    62,137
                                                                                        ===========          ==========

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    For the Period Ended September 30, 1998
                                  (Unaudited)

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

            2. The Company has completed all design, pre-development and permitting necessary to build and operate an industrial waste landfill in Aguascalientes, Mexico. Completion of construction and beginning of operations were expected to occur in October. Because of a protest at the site, construction was forced to be halted. The Company has now had several meetings with the present governor, the governor-elect, members of their cabinets and leaders in the local community. The Company now believes that the demonstration had less to do with the actual project than the change taking place in political administrations at both the state and local levels. The Company believes that once the change in administration has been completed in early December it will be given the right to build and operate, pursuant to the terms of existing permits and authorizations. Before returning to finish construction, the Company will first evaluate the strength of the assurances expected to be given by both the governor and leaders of the local community.

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

       The Company has attempted to both rectify this oversight and exchange the outstanding warrants, via exchange offers to those investors holding the affected warrants. The Company has been unsuccessful in these a t t e mpts and has withdrawn all exchange offers. Consequently, implementing the language of the unintended provision has created a substantial increase in the number of outstanding warrants from 6.6 million at December 31, 1997 to approximately 19 million at September 30, 1998, all of which are now exercisable at $1.25. These warrants have various expiration dates, with 1.1 million expiring in September 1999, 3.5 million expiring in December 2000, 12.3 million expiring in February 2001 and the remaining in 2002.

        Effective January 1, 1998 the Company adopted the provisions of SFAS No. 130, Reporting Comprehensive Income which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the total of net income and all non-owner changes in equity. For the periods ending September 30, 1998 and 1997, there were no adjustments which would materially affect the net income as reported.

            The loss per share amounts for the nine and three months ended September 30, 1998 and September 30, 1997 were computed by dividing the net loss by the weighted average shares outstanding during the applicable quarter.


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

            Since November 1991, the Company has pursued the development of integrated waste treatment and disposal facilities in several Mexican states. The Company has completed construction of a hazardous waste landfill in San Luis Potosi which is not yet open and the subject of arbitration proceedings under the North American Free Trade Agreement ( NAFTA ). The Company is also active in the development of additional projects in Mexico, pursuing development opportunities near the industrial heart of Mexico. These opportunities include industrial waste landfill facilities and hazardous waste treatment facilities which will include neutralization, solidification and evaporation processes to handle a variety of waste streams. These development activities include siting, permitting, social and political support, and community awareness. The development process typically can take up to two years to obtain the necessary support and permitting to build a facility. The actual construction time necessary to complete these facilities is approximately six months. However, there can be no assurances that the Company will be successful in these efforts. The Company s results of operations include the costs of development of all such future waste treatment facilities in Mexico.

       Insulation Business. Total revenues from the insulation business for the nine months ended September 30, 1998 were $7,937,000 as compared to $6,408,000 for the comparable period ended September 30, 1997, an increase of 24%.

         Contract revenues for the nine months ended September 30, 1998 were $7,881,000 as compared to $6,046,000 for the nine months ended September
  30, 1997, an increase of 30%. This increase is attributed to the Company s efforts to diversify its client base, including its entry into the commercial insulation market.

          Material sales were $50,000 for the period as compared to $160,000 for the comparable period, a decrease of 69% as the Company places less emphasis on this market.

            Total expenses for the nine months ended September 30, 1998 were $7,612,000 as compared to $6,366,000 for the comparable period ended September 30, 1997, an increase of 20%.

            Contract costs and expenses were $6,860,000 for the period as compared to $5,352,000 for the nine months ended September 30, 1997, an increase of 28%. This increase is consistent with the Company s increase in revenues.

            Cost of material sales was $38,000 for the period as compared to $120,000, a decrease of 68%, coinciding with the decrease in sales in this area.

         Selling, general and administrative costs for the nine months ended September 30, 1998 were $714,000 as compared to $894,000 for the comparable period ended September 30, 1997, a decrease of 20%.

          Other income was $5,800 for the period as compared to $202,000 for the comparable period, a decrease of 97% as the comparable period contained certain one-time collections associated with the settlement of a claim against a previous customer and return premiums for prior years insurance coverages.

            Waste Management Services. Revenues for the nine months ended September 30, 1998 were $4,085,000 as compared to $1,444,000 for the comparable period ended September 30, 1997. This increase is associated with the Company s change in accounting for these operations from the equity method of accounting to full consolidation of ARI due to the Company acquiring 100% ownership of ARI in 1997.

            Operating costs and expenses, associated with revenues, were $4,291,000 as compared to $2,037,000 for the comparable period ended September 30, 1997, with this increase related to the increase in revenues and, again, reflective of the accounting change between the periods.

        Landfill costs were $410,000 for the nine months ended September 30, 1998 compared to $326,000 for the comparable period in 1997, an increase of 26%, associated with the Company s continuing activities in its pursuit of additional waste treatment facility opportunities.

           Equity in earnings of unconsolidated affiliates was $0.00 for the current period compared to ($743,000), representing 100% of the loss of ARI, for the quarter ended September 30, 1997, due to the change in accounting for ARI.

         Corporate Expense. Corporate expenses were $2,003,000 for the nine months ended September 30, 1998 as compared to $1,918,000 for the comparable period of 1997, an increase of 4%. This increase is due to the increasing costs associated with the Company s pursuit of its claim under NAFTA.

          Interest Expense. Interest expense for the period ended September 30, 1998 was ($372,000) as compared to ($59,000) for the comparable period.

        Gain (Loss) on Foreign Currency Translation. This loss of ($38,700) is due to the accounting treatment associated with Mexico s highly inflationary economy. During the comparable period, there was a gain of $5,800.

  Consolidated Results

            The Company experienced a net loss of ($2,691,000) for the nine months ended September 30, 1998 as compared to a net loss of ($3,422,000) for the comparable period ended September 30, 1997, an improvement of 21%.

  Liquidity and Capital Resources

        Working capital at September 30, 1998 was ($473,000) as compared to $1,702,000 as of December 31, 1997. The Company had cash and cash equivalents of $528,000 at September 30, 1998 as compared to $1,644,000 at December 31, 1997. Cash used in operations was ($2,010,000) as compared to ($2,355,000) for the comparable period ending September 30, 1997.

            The Company believes that the insulation business will generate adequate cash flows from continuing operations to meet its future obligations and expenses relating to such operations. The Company will r e q uire substantial additional financing to complete and operate

  Aguascalientes as well as additional waste treatment facilities in Mexico and to support the continuing growth of ARI operations. Furthermore, to the extent that the Company is required to expend additional efforts to pursue its NAFTA claim, additional general and administrative expenses without revenues to offset such expenses are anticipated until a landfill is opened. The Company is aware of its ongoing cash requirements and completed a $1 million private placement of 7% convertible subordinated debentures in July. Prior agreed-to additional financings have been unable to close and the Company is continuing pursuit of additional financing to maintain its operations. Several proposals have been received and are currently being evaluated. The Company believes it can close one of these proposed financings within the next 30 days. The Company is also discussing bridge financing to protect it against any delays in a closing. However, no assurances can be given that the proposed financings can be successfully completed.


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

           On October 2, 1996, having completed a long period of negotiation with the Mexican government on the opening of its hazardous waste landfill in San Luis Potosi, Mexico, the Company filed a Notice of Claim under the provision of the North American Free Trade Agreement. The Notice was filed with the International Center for the Settlement of Investment Disputes (ICSID) in Washington, D.C. pursuant to the provisions of the NAFTA. On January 2, 1997, the Company filed its actual claim with the Tribunal, after which a three-member Tribunal was impaneled which includes one arbitrator from Mexico, one from the United States and a third, chosen jointly by the parties, from Great Britain. The first hearing was held in Washington, D.C. on July 15, 1997 wherein a number of matters were agreed upon by the parties and a significant amount of direction was given by the Tribunal to the proceedings that would move forward.

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

        On February 17, 1998, the United Mexican States ( Mexico ) responded to the Company s claim to the Tribunal. The Company filed a Reply Brief on August 21, 1998. Subsequent to the filing of the Company s Reply Brief, the United Mexican States filed a commentary on the Reply with the Tribunal alleging, among other things, that the Company s Reply Brief should be submitted anew, that certain amendments should be disregarded, that certain legal theories should be dropped, that certain witness statements should be withdrawn, that certain submitted evidence should be discarded, and that the Company should be required to more completely admit or deny assertions made in the Mexican Counter-Memorial. The Company r e s ponded in support of its Reply, arguing its compliance with international law and the rules governing the arbitration. The Company urged that the Tribunal disallow the petition of the United Mexican States. Pursuant to a ruling issued November 13, 1998, the Tribunal denied all relief requested and also ruled that the United Mexican States must file a rejoinder on the merits of the case not later than March 19, 1999, approximately the same amount of time that the Company had with respect to filing its Reply Brief.

        The Company expects to request an oral hearing to be held as soon as possible after Mexico s final filing, following which a decision is expected to be rendered by the Tribunal.

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

  METALCLAD CORPORATION


  Date:  November 20, 1998

  By: /s/ Anthony C. Dabbene
      ------------------------------
      Anthony C. Dabbene
      Chief Financial Officer
      (Principal Accounting Officer)