Form 10-K
period 1998-12-31
METALCLAD CORP
filed 1999-04-01
CIK 13547

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                        --------------------------------

                                    FORM 10-K

   (Mark One)
   ( X )ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                                       OR

   (   )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                      For the year ended December 31, 1998

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

                        --------------------------------
           Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
   Title of each class                                  on which registered
   -------------------                                 ---------------------
          None                                                 None

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock -- $.10 Par Value
                                (Title of Class)

                          -----------------------------

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

        The aggregate market value of the Common Stock held by non-affiliates of the registrant on March 15, 1999 was approximately $9,544,900, based upon the average of the bid and asked prices of the Common Stock, as reported on The Nasdaq Stock Market .

             The number of shares of the Common Stock of the registrant outstanding as of March 15, 1999 was 33,727,522.

        Documents incorporated by reference:

             Portions of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1999 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                                     PART I

        All statements, other than statements of historical fact, included in this Form 10-K, including without limitation the statements under
     Management s Discussion and Analysis of Financial Condition and Results of Operations and Business , are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act ), and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act ). Such forward-l o o king statements involve assumptions, known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Metalclad Corporation (the Company ) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-K. Such potential risks and uncertainties include, without limitation, the ability to profitably dispose of the Company s businesses in Mexico, the outcome of the Company s NAFTA claim for damages against Mexico, competitive pricing and other pressures from other businesses in the Company s markets, economic conditions generally and in the Company s primary markets, availability of capital, cost of labor, and other risk factors detailed herein and in other of the Company s filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this Form 10-K and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements.

   ITEM 1.  BUSINESS

   (a)  General Development of Business

             Mexican Industrial Waste Treatment and Disposal Business. Since November 1991, the Company has been actively involved in the development and operation of integrated industrial waste treatment and disposal facilities in various states in the Republic of Mexico. The business is comprised of three major components: industrial waste services, treatment and disposal, and development.

        Industrial waste services are conducted by Administracion de Residuos Industriales, S.A. de C.V. ( ARI ). ARI s business is comprised of waste collection, placement and servicing of parts-washing machines, recycling, fuels blending and transportation. ARI currently operates through a n e twork of branch offices, strategically located in Mexico City, Guadalajara, Puebla, Tampico, Monterrey, Guanajuato, San Luis Potosi, Veracruz and Coatzacoalcos. In addition, it operates a fuel blending and recycling facility in Tenango. ARI s headquarters are in Mexico City.

             Treatment and disposal operations have not progressed beyond the development stage. The Company s completed landfill and treatment facility, known as El Confin , located in the State of San Luis Potosi has not been allowed by the Mexican government to open and now is the subject of the Company s claim under the North American Free Trade Agreement ( NAFTA ). See Item 3 - Legal Proceedings and Note C of the Financial Statements.

          Since 1997, the Company has been developing another waste treatment and disposal facility in the State of Aguascalientes. Construction began in February 1998 but was interrupted in September 1998 by protestors and r e m a i n ed inactive through year-end. The state government of Aguascalientes has been alternately willing and unwilling to enforce their laws and protect the Company s investment. On October 1, 1998 the Company announced that it would suspend further investment in Mexico and it would stop further attempts to develop and construct the Aguascalientes project until the settlement of the Company s NAFTA claim and until the state government of Aguascalientes demonstrated a willingness to enforce their laws and protect the Company s investment. The project as of this writing is approximately 90% complete.

             Another  expression  of  the  opposition  of the Mexican Federal
   Government to the Company and its projects is demonstrated by the unwillingness of the federal development bank, Banco Nacional De Obras Y Servicios Publicos, S.N.C. (BANOBRAS), to approve financing for the Company s project in Aguascalientes. The Company received conceptual approval for financing in August 1997 and had expected final approval on February 25, 1998. Because of a request made by a senior Mexican official the bank has indicated it would have to review our loan application. During the remainder of the 1998 the Company had no further word from BANOBRAS, and has concluded that the bank has no serious interest in ever giving final approval to the Company s request for financing.

             Because of these most recent experiences in Aguascalientes, and because the Mexican Government has not shown any serious willingness to settle the Company s NAFTA claim short of final arbitration, on October 1, 1998 the management of the Company committed to a plan to discontinue its Mexican operations and to seek to identify potential buyers for its
   Mexican business. The Company s Mexican operations are now being classified as discontinued operations, held for sale. The Company believes it will be able to complete a sale of its Mexican business during the next twelve months. The Company is also considering the filing of a second NAFTA claim concerning the Aguascalientes project, but has not yet determined a final course of action.

        Development activities in the past have been conducted by Ecosistemas Nacionales, S.A. de C.V. ( ECONSA ). ECONSA s primary business is the development and permitting of industrial waste treatment and landfill facilities in strategic locations in Mexico. The Company believes ECONSA s development activities have value to another company willing to complete the projects identified by ECONSA.

          Insulation and Asbestos Abatement Contracting. Metalclad Insulation Corporation provides insulation and asbestos abatement services to a largely industrial clientele, primarily on the West Coast. The Company provides labor and material supply services to a wide range of industrial and commercial clients. Insulation services include the installation of high- and low-temperature insulation on pipe, ducts, furnaces, boilers, and other types of industrial equipment and commercial applications. Asbestos abatement services include removal and disposal of asbestos-containing products in similar applications. The Company fabricates specialty items for the insulation industry and sells insulation material and accessories incident to its services business to its customers as well as to other contractors. A diverse list of clientele includes refineries, u t i lities, chemical/petrochemical plants, manufacturing facilities, c o m m ercial/manufacturing installations and buildings, and various government facilities.

        Corporate Structure. The Company, incorporated originally in 1947 as an Arizona corporation, was reincorporated in Delaware on November 24, 1993. The Company's wholly owned United States subsidiaries include Eco-Metalclad, Inc. ("ECO-MTLC"), a Utah corporation, Metalclad Insulation Corporation ("MIC"), a California corporation, and Metalclad Environmental Contractors ("MEC"), a California corporation.

           The Company's Mexican subsidiaries include Ecosistemas Nacionales, S.A. de C.V. (ECONSA), Ecosistemas del Potosi, S.A. de C.V., formerly known as Eco Administracion, S.A. de C.V. ("ECOPSA"), Quimica Omega, S.A. de C.V. ("QUIMICA OMEGA"), Consultoria Ambiental Total, S.A. de C.V. ("CATSA"), Confinamiento Tecnico de Residues Industriales, S.A. de C.V. ("COTERIN"), Administracion de Residuos Industriales, S.A. de C.V. (ARI) and Ecosistemas El Llano, S.A. de C.V. ( El Llano ). Each of the Mexican subsidiaries is a corporation of variable capital (sociedad anonima de capital variable).

           Unless otherwise indicated, the term "Company" refers to Metalclad C o rporation, its United States and Mexican subsidiaries, and its predecessors.

         The Company's principal executive offices are located at 2 Corporate Plaza, Suite 125, Newport Beach, California 92660, United States, and its telephone number is (949) 719-1234. MIC and MEC serve their insulation contracting customers from their headquarters in Anaheim, California. ECO-MTLC's offices are in Newport Beach, California, and the Company's Mexican subsidiaries' offices are located in Mexico City, the City of San Luis Potosi and the City of Aguascalientes.

   (b)  Subsequent Events

           1. Since the Company s decision to sell its businesses in Mexico, made in the fourth quarter of 1998, the Company has pursued several opportunities and is currently negotiating with parties interested in the Company s businesses in Mexico. The Company believes that it will be successful in concluding its activities in Mexico in such a way as to obtain return of its investment and still not diminish the potential claim the Company may have against Mexico for its interference in the Company s businesses there. However, no assurances can be given that these efforts will be successful.

            2.  On October 13, 1997, the Company filed its detailed  Memorial with the NAFTA Tribunal hearing the Company s claim related to its El Confin facility. On February 17, 1998, the United Mexican States ( Mexico ) responded to the Company s claim to the Tribunal by filing a
    Counter-Memorial . The Company filed a Reply brief on August 21, 1998. Mexico must now file its final brief known as a Rejoinder by April 19, 1999. The Company was notified on March 5, 1999 that a pre-hearing conference has now been scheduled in Washington, D.C. for July 6, 1999 with the final hearing on the case scheduled to take place on August 30, 1999. A final decision by the tribunal is expected to follow shortly after the final hearing.

             3. In March 1999 the Company accepted the resignations of three Directors of the Company, Messrs. Guerra, Morales, and Akle. There were no disputes with any of the resigning Directors but each felt unable to m a ke further contributions to the Company given the decision to discontinue any further investments in Mexico. Mr. Guerra will retain his position as the Director General of all Mexican operations.

         4. Three new Directors were appointed to the Board, effective March 22, 1999, and all three, plus the two remaining directors, Messrs. Kesler and Dabbene, have agreed to stand for election at the next annual meeting tentatively scheduled for June 2, 1999. The three new directors are:

                   Raymond J. Pacini, President and CEO of California Coastal Committee.

            J. Thomas Talbot, owner of the Talbot Company.

             Bruce H. Haglund has previously served as a Director the Company and also serves as the Company s Secretary and General Counsel.

        5. In December 1998, the Company made an offer to all holders of its warrants containing anti-dilution provisions, including the provision for adjustment of the number of underlying shares in the event of a reduction in the exercise price of its warrants. The offer made was to freeze the number of underlying shares per warrant, calculated on the basis of an exercise price of $1.25, which was the then current exercise price. Additionally, the Company offered to reduce the exercise price of the resultant number of underlying shares to $.35. Lastly, for those holders of warrants who chose to exercise their warrants by January 31, 1999, the Company would reduce the exercise price to $.25 and issue additional warrants equal to the number of shares acquired by exercise. In exchange, the anti-dilution provisions of the warrants were eliminated related to both price and quantity of the underlying shares going forward. The Company has received acceptances from over 95% of the warrant holders to date. The results of this transaction are reflected in Note J to the accompanying financial statements.

   (c)  Financial Information About Industry Segments

         The Company, through MIC and MEC, is engaged in insulation services, a s b estos abatement services, and insulation material sales, such activities constituting one industry segment. The development and operation of the industrial waste treatment business, commenced in November 1991 through ECO-MTLC and now conducted by the Company s Mexican subsidiaries, had previously been reported as a separate industry segment for 1995, 1996 and 1997 and is now being reported as discontinued operations.

   (d)  Narrative Description of Business

   Introduction

             Business in Mexico. Since November 1991, the Company has been actively involved in doing business in Mexico. The Company s initial focus was the development of facilities for the treatment, storage and disposal of industrial hazardous waste.

           During the fourth quarter of 1998, the Company determined that its efforts at building its business in Mexico would not be allowed to succeed. The Company s investment in El Confin has resulted in an arbitration under the NAFTA treaty, its investment in Aguascalientes has been blocked just prior to the project s completion, and its other business has been impacted due to the loss of these projects and the synergy they would have provided. Consequently, the Company has determined that its Mexican businesses must be sold to minimize future losses and that any further investment in Mexico should be halted. The Company will retain its investment in El Confin, with the operations of ARI and El Llano and the development activities of ECONSA held for sale as discontinued operations.

             Business in the United States. Metalclad Insulation Corporation specializes in insulation and asbestos abatement services primarily on the West Coast. The Company provides labor and material supply services to a wide range of industrial and commercial clients. Insulation services include the installation of high- and low-temperature insulation on pipe, ducts, furnaces, boilers, and other types of industrial equipment and commercial applications. Asbestos abatement services include removal and disposal of asbestos-containing products in similar applications. The Company fabricates specialty items for the insulation industry and sells insulation material and accessories incident to its services business to its customers as well as to other contractors. A diverse list of clientele includes refineries, utilities, chemical/petrochemical plants, m a nufacturing facilities, commercial/manufacturing installations and buildings, and various government facilities.

   Mexican Business

         Due to the Company s decision to discontinue its Mexican development and operational businesses, the Company has no ongoing business in Mexico other than the business being conducted by ARI. It will continue to hold its investment in the subsidiaries associated with El Confin pending conclusion of the ongoing NAFTA arbitration proceedings. Its remaining businesses are being held for sale.

   Insulation Contracting Services

           Background. The Company's insulation contracting services include the installation of high- and low-temperature insulation on pipe, ducts, furnaces, boilers, and various other types of equipment. Insulation services are provided for new construction and maintenance of existing facilities. The Company is a licensed general contractor and typically provides project management, labor, tools, equipment and materials necessary to complete the installation.

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

        In accordance with industry practice, most of the Company's contracts are subject to termination or modification by the customer, with provision for the recovery of costs incurred and the payment to the Company of a proportionate part of its fees, in the case of a cost-plus contract, and overhead and profit, in the case of a fixed price contract. At various times, contracts that the Company has with its customers have been terminated or modified. However, such termination or modification occurs in the regular course of the Company's business due to changes in the work to be performed as determined by the customer. No single termination or modification has had or is expected to have a material adverse impact on the Company's business.

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

            The Company requires the use of protective equipment and sponsors periodic medical examination of all field employees. During removal procedures, ACM is generally wetted to minimize fiber release and filtration devices are used to reduce contamination levels. Air monitoring to determine asbestos fiber contamination levels is conducted on all abatement projects involving the removal of friable asbestos. The Company has a comprehensive policy and procedure manual that covers all a c t i v i ties of an asbestos abatement project and the specific responsibilities and implementation of Company procedures and policies to be followed on each project. The manual is reviewed periodically by management and updated to insure compliance with federal, state, and local r e gulations, to include information from in-house project reviews findings, and to include updated information regarding industry practices. To separate its responsibilities and to limit liability, the Company utilizes third party, unaffiliated laboratories for asbestos sampling analysis and licensed independent waste haulers for the transportation and disposal of asbestos waste from its projects.

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

         Curtom-Metalclad Joint Venture. In 1989, the Company entered into a j o int venture with a minority service firm, which qualifies for preferential contract bidding because of minority status, with the Company owning a 49% interest in the joint venture. The joint venture, known as "Curtom-Metalclad," submits bids for insulation and asbestos abatement services. When contracts are obtained by the joint venture, the Company performs the work specified in the contract as a subcontractor to the joint venture. The Company also receives an interest in 49% of the profits or losses of the joint venture.

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

            Customers. The Company's insulation customers are categorized as Industrial or Commercial. The industrial customers are predominately public utilities (power, natural gas and water/water treatment), major oil companies for oil refineries and petrochemical plants, chemical and food p r ocessors, other heavy manufacturers, and engineering/construction c o m p a n ies. The Commercial customers are primarily government i n stallations, schools, hospitals, institutions, an array of m a nufacturing/commercial facilities, and the general or mechanical construction contractors. The Company anticipates that a significant portion of its revenues in 1999 will continue to be from work performed for Southern California Edison, ARCO, and Texaco.

             Competition. Competition in the insulation contracting services business is intense and is expected to remain intense in the foreseeable future. Competition includes a few national and regional companies that provide integrated services and many regional and local companies that provide insulation and asbestos abatement specialty contracting services. Most of the national and regional competitors providing integrated services are well established and have substantially greater marketing, financial, and technological resources than the Company. The regional and local specialty contracting companies which compete with the Company either provide one service or they provide integrated services by subcontracting part of their services to other companies. The Company believes that the primary competitive factors in these areas are price, technical performance, and reliability. The Company obtains a significant number of its insulation service contracts through the competitive bidding process. The Company believes that its bids are competitively priced and anticipates that in the future its bids will continue to be competitively priced with bids submitted by others.

            Insurance and Bonding. The Company's general liability insurance policy provides base coverage of $1,000,000 per occurrence and excess liability coverage of $10,000,000. Additionally, the Company maintains separate policies for contractor pollution coverage in the amount of $10,000,000. The Company's current insulation and asbestos abatement services  customers  do  not  generally  require  performance  bonds.  The
   Company believes, however, that its current bonding arrangements are adequate for the Company's anticipated future needs. The Company has always carried insurance for liability associated with the sale of asbestos bearing materials. Because of the age of the Company there have been several different insurance carriers. As claims are made for liability associated with asbestos those claims are managed by counsel for the Company and submitted to the appropriate insurance carrier for defense depending upon the date the claim originated. It has been more than 25 years since the Company sold any asbestos bearing material. Since the Company has not yet exhausted more than 50% of the available coverage the Company believes that there is adequate coverage and the Company has no material exposure to any future claims.

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

          Backlog. The Company's backlog for insulation services at December 3 1 , 1998, and December 31, 1997 was $7,200,000 and $5,500,000,
   respectively. Backlog is calculated in terms of estimated revenues on fixed-price and cost-plus projects in progress or for which contracts have been executed. The Company believes that backlog as of any date is not necessarily indicative of future revenues. The Company estimates that its entire backlog as of December 31, 1998 will be completed during the next twelve months. The majority of the Company's present business is on cost-plus contracts for which backlog is estimated. The Company fulfills product and supply orders promptly, and there is no backlog in the material sales business.

             Employees. As of December 31, 1998, the Company had a full-time staff of 14 salaried employees, including one executive officer, project managers/estimators, purchasing, accounting, and office staff.

             As of December 31, 1998, the Company employed approximately 104 hourly employees for insulation contracting services, nearly all of whom are members of the International Association of Heat and Frost Insulators and Asbestos Workers ("AFL-CIO"). The Company is a party to agreements with various local chapters of various trade unions. The number of hourly employees employed by the Company fluctuates depending upon the number and size of projects that the Company has under construction at any particular time. It has been the Company's experience that hourly employees are generally available for its projects, and the Company has continuously employed a number of them on various projects over an extended period of time. The Company considers its relations with its hourly employees and the unions representing them to be good and has experienced no recent work stoppages due to strikes by such employees. Additionally, the trade union agreements the Company is a party to include no strike, no work stoppage provisions.

   Directors and Executive Officers of the Company

             The names, ages, and positions of the Company's directors and executive officers (including certain significant executive officers of the Company's principal subsidiaries) are listed below:

                                 Director
                                or Officer
   Name                    Age     Since     Current Position with the Company
   ----                    ---  ----------   ----------------------------------------------
   Anthony C. Dabbene       47     1996      Chief Financial Officer, Director
   David Duclett            48     1989      President -  MIC/MEC
   Bruce H. Haglund         47     1983      Secretary, General Counsel, Director
   Grant S. Kesler          55     1991      President, Chief Executive Officer, Director
   Raymond J. Pacini        43     1999      Director
   J. Thomas Talbot         63     1999      Director
   Javier Guerra Cisneros   52     1994      Director General, Mexican Companies

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

            David Duclett has been employed by the Company since 1977 and has been Vice President of Marketing and Sales of Metalclad Insulation and Metalclad Environmental since 1989. He was appointed President in May 1998. Mr. Duclett s main responsibility is to lead the Company and further the objectives of the Board while establishing and building long-term client relationships. He has negotiated and managed contracts for both industrial and commercial work, with concentration on refinery and utility maintenance work and hi-rise commercial buildings.

             Bruce H. Haglund has served as Secretary-General Counsel of the Company since 1983 and served as a Director of the Company from 1983 to July 1991 and again in 1999. Mr. Haglund is a principal in the law firm of Gibson, Haglund & Johnson in Orange County, California where he has been engaged in the private practice of law since 1980. He is also a member of the Boards of Directors of Aviation Distributors, Inc., HydroMaid International, Inc., Renaissance Golf Products, Inc., Santa Barbara Restaurant Group, and VitriSeal, Inc.

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

           Raymond J. Pacini is the President, Chief Executive Officer, and a Director of California Coastal Communities, Inc. (formerly Koll Real Estate Group, Inc.), where he has been since 1990.

   J. Thomas Talbot is the owner of The Talbot company, an investment and asset management company. Mr. Talbot has been the Chief Executive Officer of HAL, Inc., the parent company of Hawaiian Airlines, and currently serves on the boards of directors of The Hallwood Group, Inc., Fidelity National Financial, Inc., California Coastal Communities, Inc., and The Pacific Club.

           Javier Guerra Cisneros, a former Director of the Company, has been the Director General of QUIMICA OMEGA since its formation in 1981. He also founded and was the President of the Institute on Industrial Hazardous Waste, a non-profit organization that promotes public awareness of the Mexican environmental regulations through its publication DIP. Since 1990, Mr. Guerra, through QUIMICA OMEGA, has been one of the pioneers in the implementation in Mexico of the program to use hazardous wastes as supplemental fuel in cement kilns. He has more than 10 years of experience on environmental regulations and handling of hazardous wastes in Mexico and the United States as well as in the compliance of Mexican environmental legislation. He has participated in multiple conferences on ecological matters, including seminars sponsored by the EPA and SEDESOL.

   ITEM 2.  PROPERTIES

            The Company leases space for its offices and warehouse facilities under leases of varying terms at rentals aggregating approximately $14,650 per month. The Company's executive offices are located in Newport Beach, California, which consists of approximately 3,000 square feet leased at a current rate of $5,850 per month. The Newport Beach lease expires in September 2002. Facilities in Anaheim, California house the Southern California industrial insulation services and the insulation material sales operations. The Anaheim facility consists of 26,000 square feet of office and warehouse space that is leased at the current rate of $9,212 per month. The Anaheim lease expires in April and is currently in negotiations for renewal.

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

   ITEM 3.  LEGAL PROCEEDINGS

           Given the Company s long history in the insulation business and in the sale of insulation materials, it is subject to various claims related to prior asbestos related business as well as its current business. The number of these claims is over 300, the Company believes it has adequate insurance in place and had adequate insurance in prior years and is vigorously defending all claims. The Company does not believe that these claims, individually or in the aggregate, will have a material adverse effect on its financial condition. (See Note M.)

             In May 1997, a jury found Texaco oil refinery, a client of the Company, 55% liable for injuries and damages sustained by a Metalclad Insulation employee while working at the Wilmington, California refinery. The jury determined that Texaco s portion of the damages amounted to $5.5 million. Under terms of the Company s contract with Texaco, certain indemnities may be applied. The Company had project specific, as well as other insurance policies in effect at the time of the injury. This award has been appealed and the ultimate outcome cannot be predicted; however, the Company maintained separate, project-specific insurance coverage, which it believes is adequate to address any potential exposure.

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

          Pursuant to those understandings, the Company, on October 13, 1997, filed its Memorial, which included the Claim and all of the evidence supporting the Claim, including expert witness studies and the like. The b a sis of the Company s claim against Mexico is one likened to expropriation. The Company s position is since it is not being allowed to operate a legally authorized project, it has in essence been taken by the Mexican government and they should, therefore, be responsible for paying fair compensation under the provision of the NAFTA. A fair market valuation was done on behalf of the Company by an expert company, which indicated the fair market value of this business was $90,000,000.

        On October 13, 1997, the Company filed its detailed memorial with the NAFTA Tribunal, hearing the Company s claim related to its El Confin facility. On February 17, 1998, the United Mexican States ( Mexico ) responded to the Company s claim to the Tribunal. On August 21, 1998 the Company filed its Reply to Mexico and on April 19, 1999 Mexico is due to file its rejoinder. A pre-hearing conference has been scheduled for July 6, 1999 with a final hearing date set for August 30, 1999. A decision is expected shortly after the final hearing.

          The Company has devoted substantial resources in the pursuit of its claim before the NAFTA tribunal. It has given counsel broad authority in the employment of experts and others it feels necessary to properly pursue the Company s claim. The officers of the Company have also spent substantial amounts of time and resources in assisting the Company s NAFTA counsel and will continue to do so to completion. There is no assurance, however, that the Company will be successful. If it is not, the impact will be material and adverse (see Note C). Management does not believe that a loss of its arbitration case would cause the Company to become insolvent or prevent it from conducting its domestic business, or in making acquisitions or mergers with others in similar businesses seeking a public market.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

   ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Company's Common Stock is traded on The Nasdaq Stock Market under the symbol "MTLC." The following table sets forth, for the fiscal periods indicated, the high and low sales prices for the Common Stock as reported by Nasdaq:

                                                     Sales Price
                                                  High         Low
                                                  ----         ---
   Fiscal Year Ended May 31, 1996
   ------------------------------
   1st Fiscal Quarter Ended August 31, 1995      3   5/16    2 15/16
   2nd Fiscal Quarter Ended November 30, 1995    3  13/16    3  1/8
   3rd Fiscal Quarter Ended February 29, 1996    5   5/85    5  1/4
   4th Fiscal Quarter Ended May 31, 1996         3   1/4     3  1/32


   Seven Months Ended December 31, 1996
   1st Fiscal Quarter Ended August 31, 1996      3   3/8     2  5/8
   2nd Fiscal Quarter Ended November 30, 1996    3   1/4     1  1/2
   3rd Fiscal Quarter  Ended December 31, 1996   1  15/16    1  3/8


   Fiscal Year Ended December 31, 1997
   1st Fiscal Quarter Ended March 31, 1997       1   5/8     1  3/32
   2nd Fiscal Quarter Ended June 30, 1997        2           1  3/32
   3rd Fiscal Quarter Ended September 30, 1997   1  17/32    1  3/16
   4th Fiscal Quarter Ended December 31, 1997    1   9/32      15/16

   Fiscal Year Ended December 31, 1998
   1st Fiscal Quarter Ended March 31, 1998       1   3/16    1  1/8
   2nd Fiscal Quarter Ended June 30, 1998        1   1/16    1  1/32
   3rd Fiscal Quarter Ended September 30, 1998      11/16       5/8
   4th Fiscal Quarter Ended December 31, 1998       13/32       3/8


        The Company has not paid any cash dividends on its Common Stock since its incorporation and anticipates that, for the foreseeable future, earnings, if any, will continue to be retained for use in its business. As of March 15, 1999, the approximate number of record holders of the Company's Common Stock was 1,731.

   ITEM 6.  SELECTED FINANCIAL DATA

             The following selected financial data is derived from the consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

                                            Year          Year        7 Months      Year          Year         Year
                                            Ended         Ended         Ended       Ended         Ended        Ended
                                            Dec 31,       Dec 31,      Dec 31,      May 31,       May 31,      May 31,
                                           --------       -------      -------      -------      -------      -------
                                                            (in thousands, except per share amounts)
    Statement of Operations Data (1)

    Revenues from
      continuing operations                $10,009        $8,971        $5,519      $11,445      $15,724      $16,249
    Loss from continuing operations         (2,477)       (2,299)       (1,807)      (5,630)      (6,287)      (1,449)
    Loss from discontinued operations (2)   (2,301)       (2,311)       (1,473)      (1,150)      (9,112)      (3,443)
    Net loss                                (4,778)       (4,610)       (3,280)      (6,780)     (15,399)      (4,892)

    Earnings per share:
    Net loss per common share, continued
      operations - basic and diluted        $(0.08)        $(0.08)       $(0.06)      $(0.25)     $(0.46)       $(0.16)
    Net loss per common share,
      discontinued operations   basic
      and diluted                           $(0.08)        $(0.08)       $(0.05)      $(0.05)     $(0.67)       $(0.40)


    Balance Sheet Data

    Total assets                            $9,050       $11,538       $14,931      $17,702      $10,710      $18,311
    Convertible long term notes              1,640         1,500             -            -        2,050        2,662
    Convertible debentures (3)               1,202            20           229          239        8,636        8,755

    ------------------------

    (1)  In the fourth quarter of 1998, the Company committed to a plan to discontinue its operations in Mexico and to seek a buyer.  Consequently, the Statement of Operations Data has been restated to reflect this decision.

    (2)  Includes $6,378,000 write off in May 1995 of the goodwill associated with the May 1994 purchase of QUIMICA OMEGA.  See
    Item 7,  Management s Discussion and Analysis of Financial Conditions and Results of Operations

    (3)  During the year ended May 31, 1996 a substantial portion of the convertible subordinated debentures were converted into shares of common stock.  Additionally, $2,100,000 of the Company s long term debt was converted into equity.  See Item 7,
     Management s Discussion and Analysis of Financial Conditions and Results of Operations .


           No dividends were paid or declared during the years ended December 31, 1998 or 1997, the seven months ended December 31, 1996, or the fiscal years ended May 31, 1996, 1995 or 1994.

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

   Presentation of Financial Statements

             The financial statements of the Company reflect the Company s on g o i n g business in the insulation contracting segment and the discontinuance of its waste management segment in Mexico. The net assets of the Company s business in Mexico are now classified as discontinued operations, with the Company retaining its interest in the El Confin facility pending resolution of its claim under the NAFTA. Financial statements of prior periods have been restated to reflect the Company s decision to discontinue operations in Mexico.

        With the Company having significant financial transactions in Mexico, it has been affected by the continued decline of the Mexico peso. In November 1994, the value of the peso was 3.4 to the U.S. dollar. As of December 31, 1998, the value of the peso was 9.85 to the U.S. dollar. As of December 31, 1998, the Company has a foreign currency translation adjustment of $(2,140,110) in the equity section of its balance sheet.

   Results of Operations

   General.  Historically, the Company s revenues were generated primarily by
   (i) revenues in the United States from insulation services and sales of insulation products and related materials; and (ii) revenues in Mexico from the collection of waste oils and solvents for recycling, rental of parts washing machines, brokering the disposal of waste and remediation services.

         As discussed in Note B to the Consolidated Financial Statements, the Company committed to a plan to discontinue its operations in Mexico and to seek a buyer. While no assurances can be made, it is anticipated that a sale will be completed in fiscal 1999. The following narrative details the Company s discontinued operations in Mexico and its ongoing Insulation Business.


                     Twelve Months Ended December 31, 1998
                Compared to Twelve Months Ended December 31, 1997

             Insulation Business. Total revenues were $10,009,000 in 1998 as compared to $8,971,000 for 1997, an increase of 12%. This increase is attributed to work performed under the Company s various maintenance agreements, particularly with ARCO, and the Company s continuing efforts in the commercial insulation market.

             Operating costs and expenses were $8,620,000 in 1998 compared to $7,686,000 in 1997 an increase of 12%, attributed to the increased level of direct costs associated with higher revenues.


           Selling, general and administrative expenses were $993,000 in 1998 compared to $1,177,000 for the same period in 1997, a decrease of 16%.
   This decrease reflects the full year results of the Company s cost reduction program, initiated in 1997.

          Discontinued Operations. Loss from discontinued operations for the year ended December 31, 1998 was $2,301,000 compared to a loss of $2,311,000 for 1997. The 1998 loss includes an accrual of $450,000 associated with the decision to discontinue the Mexican waste management business. Net of this accrual, losses for 1998 declined by 20% from 1997.

            Corporate Expense. Corporate expenses were $2,685,000 in 1998 as compared to $2,469,000 for 1997, an increase of 9%, reflecting the increased legal and consulting costs associated with the Company s ongoing NAFTA arbitration.

         Interest Expense. Interest expense was $187,000 in 1998 compared to interest income of $62,000 for 1997, largely due to the Company s issuance of notes and debentures in 1998.

          Consolidated Results. The net loss for the year ended December 31, 1998 was $4,778,000 as compared to $4,610,000 for 1997, an increase of 4%.
   T h i s increased loss is attributable to accruals associated with discontinued operations in Mexico and the costs to pursue the Company s NAFTA claim.


                     Twelve Months Ended December 31, 1997
                Compared to Twelve Months Ended December 31, 1996

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

             Discontinued Operations. Loss from discontinued operations was $2,311,000 in 1997 versus $1,918,000 in 1996. The increase in loss was due to the expenses associated with the Company s efforts in developing new projects, the write off of goodwill of approximately $71,000 and the expansion of ARI.

        Corporate Expense. Corporate expense for the year ended December 31, 1997 was $2,469,000 compared to $3,828,000 for the same period in 1996.

            Interest Expense. Interest income from continuing operations was $62,000 as compared to interest expense of $163,000 for the same period in 1996.

          Consolidated Results. The net loss for the year ended December 31, 1997 was $4,610,000 as compared to $6,783,000 for the same period in 1996, a decrease of 32%. This improved performance can be attributed to an overall reduction in the Company s cost structure as well as improved performance in the insulation business.


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

             Discontinued Operations. Loss from discontinued operations was $1,473,000 as compared to income of $76,000 in 1995. This increase in loss was due in large part to the Company s commencement of the expansion of ARI, which was a joint venture with BFI in 1996, as well as the costs associated with the Company s project development activities.

             Corporate Expense. Corporate expense for the seven months ended December 31, 1996 was $1,940,000 as compared to $1,790,000, an increase of 8%. This increase is attributed to (a) the initial costs of pursuing the Company s claim under NAFTA and (b) a reserve established by the Company for certain ongoing litigation.

            Interest Expense. Interest income from continuing operations was $154,000 for the seven months ended December 31, 1996 compared to interest expense of $834,000 for the same period in fiscal 1996. This reduction is due to the conversions of both the Company s debt and convertible subordinated debentures to shares of common stock.

         Other Expense. Other expense was $0 as compared to $729,000 for the same period in fiscal 1996. In 1996, other expense represented the discount given to debenture holders to induce conversion into common stock of the Company.

             Consolidated Results. The net loss for the seven months ended December 31, 1996 was $3,280,000 as compared to $3,277,000, representing no change. This comparable performance was achieved despite the start-up costs of BFI-OMEGA, NAFTA litigation costs and litigation reserves included in the current seven months net loss, while the seven months ended December 31, 1995 contained a one-time gain of $317,000 for donated equipment.

   Liquidity and Capital Resources

             In November 1991, the Company completed the acquisition of Eco-Metalclad, Inc. ("ECO-MTLC"), commenced the development of the hazardous waste treatment business in Mexico and began advancing cash to its Mexican subsidiaries for use in the Mexican business. Funding the development of the Company's Mexican business has required substantial capital. To obtain capital for the development of the business of the Company in Mexico, the Company has made private placements of its common stock and convertible subordinated debentures and has obtained loans from financial institutions.

            In August 1997, the Company initiated a warrant exchange program, wherein investors who exercised their existing warrants were granted additional replacement warrants. Between August 1997 and October 1997, 910,626 warrants were exercised at $1.50, netting the Company $1,365,939.

        In December 1997, the Company issued $2,200,000 Five Year Zero Coupon S e cured Notes, netting the Company $1,500,000. These notes are convertible into shares of common stock of the Company and the holder was also issued warrants to purchase common stock of the Company (see Note G). These notes are secured by 100% of the stock of Metalclad Insulation Corporation.

             In July 1998, the Company issued $1,000,000 in 7% Convertible Debentures due in July 2001, netting the Company $875,000 (see Note H).

             In August 1998, the Company issued $350,000 in 10% Convertible Subordinated Debentures due in August 2001, netting the Company $308,000 (see Note H).

            The Company had a working capital deficit at December 31, 1998 of
   $376,000 compared to working capital of $1,914,000 at December 31, 1997. The Company had cash and cash equivalents at December 31, 1998 of $524,000 and $1,533,000 at December 31, 1997. Cash used in continuing operations for the twelve months ended December 31, 1998 was $1,236,000 compared to $1,580,000 for 1997. Cash used by discontinued operations for the twelve months ended December 31, 1998 was $1,012,000 compared to $1,944,000 for 1997. Cash used in operating activities for the twelve months ended
   December 31, 1998 was funded primarily by cash and cash equivalents on hand at the beginning of the year as well as debt financings completed during 1998; however, no assurances can be given that such funds will be available to the Company as required.

             The Company believes that the insulation business will generate adequate cash flows from operations to meet its future obligations and expenses relating to such operations. For the year ended December 31, 1998 the insulation business generated cash flow from operations of $832,000. The Company will require substantial additional financing to continue pursuit of its NAFTA claim, and complete the sale of its Mexican operations, along with general and administrative expenses without revenues to offset such expenses. The Company is aware of its on going cash needs and continues to work with its warrant holders, investment bankers and other sources to meet its on going needs through December 31, 1999. Given the Company s decision to discontinue operations in Mexico, and sell its businesses, the cash requirements in Mexico greatly diminish. The Company believes it will obtain the necessary funds to continue its planned operations throughout 1999.

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

             Although inflation has been a significant factor in the Mexican economy in general since the devaluation, the Company does not anticipate that it will have a material impact on its current or remaining operations.

   Year 2000 Issues

            During fiscal 1998, the Company initiated a plan to implement new business information systems, which will address all year 2000 issues. This plan included updating hardware and software necessary to comply with the issues associated with year 2000. This implementation did not require any significant capital expenditures during fiscal 1998 and no significant e x p enditures are anticipated in 1999. In the event that this implementation is not completed prior to the year 2000, the Company has a contingency plan, pursuant to which, existing systems will be modified to eliminate remaining year 2000 issues and all costs associated with the modifications will be expensed. To date, expenditures of approximately
   $40,000 have been made and associated expenditures in 1999 will not be material.


   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The consolidated financial statements and schedules listed in the accompanying Index to Consolidated Financial Statements are attached hereto and filed as a part of this Report under Item 14.


   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On January 25, 1999, the Board of Directors approved the dismissal of its principal accountants, Arthur Andersen LLP and approved the engagement of Moss Adams LLP as its new principal accountants. During the Company s past two fiscal years, there were no disagreements between the Company and Arthur Andersen LLP. For the fiscal year ended December 31, 1997, Arthur Andersen s report on the financial statements of the Company was qualified relative to the Company s ability to continue as a going concern given its recurring losses and large accumulated deficit.

                                    PART III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by Item 401 of Regulation S-K is set forth in the Company's 1999 Annual Meeting Proxy Statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1999. The Company's 1999 Annual Meeting Proxy Statement, exclusive of the information set forth under the captions "Report of the Compensation Committee" and "Company Performance," are incorporated herein by this reference.


   ITEM 11.  EXECUTIVE COMPENSATION

          The information required by Item 402 of Regulation S-K is set forth in the Company's 1999 Annual Meeting Proxy Statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1998. The Company's 1999 Annual Meeting Proxy Statement, exclusive of the information set forth under the captions "Report of the Compensation Committee" and "Company Performance," are incorporated herein by this reference.


   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by Item 403 of Regulation S-K is set forth in the Company's 1999 Annual Meeting Proxy Statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1998. The Company's 1998 Annual Meeting Proxy Statement, exclusive of the information set forth under the captions "Report of the Compensation Committee" and "Company Performance," are incorporated herein by this reference.


   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          In October 1994, in consideration of extraordinary contributions to the Company, including but not limited to the pledge of 755,000 shares of common stock of the Company owned by them to facilitate necessary financings for the Company, the board of Directors approved a loan of $370,000 to each of Mr. Kesler and Mr. Neveau. Such borrowings are due 30 days after demand and bear annual interest at the prime rate of interest plus 7%. The borrowings are secured by a pledge of 300,000 shares of common stock from each borrower. In February 1996 Messrs. Kesler and Neveau each repaid $150,000 to the Company. In March 1996, the notes were amended to modify the loan principal between Messrs. Kesler and Neveau as well as to adjust the interest rates, effective March 1, 1996 to a variable rate based upon the Company s quarterly investment rate. Repayment of these notes has been extended until December 31, 1999.

         In June 1996, Mr. Neveau, Chairman of the board of Directors, Senior

   Vice President, and a Director of the Company, resigned his position effective the next shareholders meeting. As a result, the Company and Mr. Neveau renegotiated the terms of his employment agreement relative to compensation, benefits and stock options. Since May 1997, the Company has been offsetting payments due Mr. Neveau against his outstanding loan balance to the Company. There are no remaining payments due Mr. Neveau and his indebtedness to the Company as of December 31, 1998 was $67,200.

        During the twelve months ended December 31, 1998, the Company accrued legal fees of $74,000 from the law firm of Gibson, Haglund & Johnson, of which Bruce H. Haglund, general counsel, Director, and Secretary of the Company, is a principal; however, none of such fees have been paid.

             During December, 1996, the Company loaned $150,000 to Mr. Javier Guerra Cisneros, a Director and Vice President of Mexico operations. This loan is evidenced by a promissory note bearing interest at 10% and secured by a pledge of future salary and 300,000 shares of common stock in the Company. In February 1997, Mr. Guerra repaid $120,000 of this loan. Repayment of this note has been extended to the earlier of the completion of the sale of the Mexican operations or December 31, 1999.

                                     PART IV

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

   (a) The following documents are filed as part of this report on Form 10-K:

        1  Financial Statements
           Reports of Independent Public Accountants
           Consolidated Balance Sheets
           Consolidated Statements of Operations
           Consolidated Statements of Shareholders' Equity
           Consolidated Statements of Cash Flows
           Notes to Consolidated Financial Statements

        2  Schedules to Financial Statements
           Schedule II - Valuation and Qualifying Accounts

        All schedules, other than those listed above, are omitted, as the information is not required, is not material or is otherwise furnished.

        3  Exhibits

        The following exhibits are being filed with this Annual Report on Form 10-K and/or are incorporated by reference therein in accordance with the designated footnote references:

          3. Restated and Amended Certificate of Incorporation and Bylaws of the Company, and all amendments thereto(1)

              3.1  Form of Certificate for Common Stock (2)

             10.1  Form of 1993 Omnibus Stock Option and Incentive Plan (3)

             10.2  Form of 1993 Omnibus Stock Option and Incentive Plan (4)

             10.3 Employment Agreement between the Company and Grant S. Kesler dated January 1, 1998

             10.4 Employment Agreement between the Company and Anthony C. Dabbene dated January 1, 1998

   ----------------------

        (1) Filed with the Company s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by this reference.
        (2) Filed with the Company s Registration Statement on Form S-1 dated December 15, 1987 and incorporated herein by this reference.
        (3) Filed with the Company s Transition Report on Form 10-K for the five months ended May 31, 1993 and incorporated herein by this reference.
        (4) Filed with the Company s Preliminary Proxy Statement dated September 10, 1996 ad incorporated herein by this reference.

             10.5 Employment Agreement between the Company and Javier Guerra Cisneros dated January 1, 1998

             10.6 Purchase Agreement between the Company and Sundial International Fund Limited and Ultra Pacific Holdings S.A. dated December 31, 1997

             10.7 Form of Common Stock Purchase Warrant between the Company and Sundial International Fund Limited and Ultra Pacific Holdings S.A. dated December 1, 1997

             10.8 Zero Coupon Secured Note between the Company and Sundial International Fund Limited dated December 31, 1997

             10.9 Pledge Agreement between the Company and Gilmartin, Poster & Shafto dated December 31, 1997

            10.10 Registration Rights Agreement between the Company and Sundial International Fund Limited and Ultra Pacific Holdings S.A. dated December 31, 1997

            10.11 Purchase Agreement between the Company and Ultra Pacific Holdings S.A. dated June 18, 1998

            10.12 Registration Rights Agreement between the Company and Sundial International Fund Limited and Ultra Pacific Holdings S.A. dated December 31, 1997

            10.13 Pledge Agreement between the Company and Gilmartin, Poster & Shafto dated June 18, 1998

             22.  List of Subsidiaries of the Registrant

             23.  Consents of Experts and Counsel

   (b)  Reports on Form 8-K

        A current report on Form 8-K was filed on February 1, 1999, reporting the change in the Company s accountants. See Item 9, Changes in and Disagreements with Accountants on Accounting and financial Disclosure .

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

                                          METALCLAD CORPORATION

                                          By:   /s/Anthony C. Dabbene
                                             --------------------------
                                             Anthony C. Dabbene
                                             Chief Financial Officer
                                             Date: March 31, 1999


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signatures                  Title                           Date

   /s/Grant S. Kesler          Chief Executive Officer and     March 31, 1999
   -----------------------     Director
   Grant S. Kesler             (Principal Executive Officer)

   /s/Anthony C. Dabbene       Chief Financial Officer and     March 31, 1999
   -----------------------     Director
   Anthony C. Dabbene          (Principal Financial and
                               Accounting Officer)

   /s/Bruce H. Haglund         Secretary and Director          March 31, 1999
   ----------------------
   Bruce H. Haglund


   /s/J. Thomas Talbot         Director                        March 31, 1999
   ----------------------
   J. Thomas Talbot


   /s/Raymond J. Pacini        Director                        March 31, 1999
   ----------------------
   Raymond J. Pacini

   ITEM 14(A)(1) and (2)

                     METALCLAD CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


   The following Consolidated Financial Statements of Metalclad Corporation and subsidiaries are included in Item 8:


   Reports of Independent Public Accountants on Consolidated Financial
   Statements:

       Report of Moss Adams LLP......................................  F-1

       Report of Arthur Andersen LLP.................................  F-2


   Financial Statements:

       Consolidated Balance Sheets - December 31, 1998 and 1997......  F-3-4

       Consolidated Statements of Operations - the Years Ended
       December 31, 1998 and 1997, Seven Months Ended December 31,
       1996 and the Year Ended May 31, 1996..........................  F-5

       Consolidated Statements of Shareholders  Equity - the Years
       Ended December 31, 1998 and 1997, Seven Months Ended
       December 31, 1996 and the Year Ended May 31, 1996.............  F-6-7

       Consolidated Statements of Cash Flows - the Years Ended
       December 31, 1998 and 1997, Seven Months Ended December 31,
       1996 and the Year Ended May 31, 1996..................... ....  F-8-9

       Notes to Consolidated Financial Statements....................  F-10


   Supplementary Financial Statement Schedules:

       Schedule II - Valuation and Qualifying Accounts...............  F-25

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

   The Board of Directors and Shareholders of Metalclad Corporation:

   We have audited the accompanying consolidated balance sheet of Metalclad Corporation (a Delaware Corporation) and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, shareholders equity and cash flows for the year ended December 31, 1998. These financial statements are the responsibility of the Company s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metalclad Corporation and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year ended December 31, 1998 in conformity with generally accepted accounting principles.

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

   Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission s rules and is not part of the basic financial statements. The data for the year ended December 31, 1998 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                               /s/MOSS ADAMS LLP
   Costa Mesa, California
   March 24, 1999

                                            F1

                           REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

   The Board of Directors and Shareholders of
   Metalclad Corporation:

   We  have audited the accompanying consolidated balance sheet of Metalclad Corporation (a
   Delaware  Corporation)  and  subsidiaries  as  of  December  31,  1997,  and the related consolidated  statements of operations, shareholders  equity and cash flows for the year ended December 31, 1997, the seven months ended December 31, 1996 and the year ended May
   31,  1996.    These  financial  statements  are  the  responsibility  of  the  Company s
   management.    Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In  our  opinion,  the  financial  statements  referred  to above present fairly, in all material  respects,  the financial position of Metalclad Corporation and subsidiaries as of  December  31, 1997, and the results of their operations and their cash flows for the year  ended  December  31,  1997,  the seven months ended December 31, 1996 and the year ended May 31, 1996 in conformity with generally accepted accounting principles.

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

   Our  audits  were  made  for  the  purpose  of forming an opinion on the basic financial statements  taken  as a whole.  The schedule listed in the index of financial statements is  presented  for  purposes  of complying with the Securities and Exchange Commission s rules  and  is  not part of the basic financial statements.  The data for the year ended
   December  31,  1997, the seven months ended December 31, 1996 and the year ended May 31,
   1996  has  been  subjected to the auditing procedures applied in the audits of the basic financial  statements  and,  in  our opinion, fairly states in all material respects the financial  data  required  to  be  set  forth therein in relation to the basic financial statements taken as a whole.

                                                 /s/ARTHUR ANDERSEN LLP
   Orange County, California
   April 15, 1998

                                            F2

                         Metalclad Corporation and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                                                                                       December 31,
                                                                                                   1998            1997
                                                                                             -------------    -------------
    ASSETS
    Current assets:
       Cash and cash equivalents                                                              $    523,953     $ 1,532,694
       Accounts receivable, less allowance for doubtful accounts of $133,868 at
         December 1998, and $38,701 at December 1997                                               817,257       1,573,506
       Costs and estimated earnings in excess of billings on uncompleted contracts                 143,672         232,073
       Inventories                                                                                 176,697         161,241
       Prepaid expenses and other current assets                                                    58,813         141,838
       Receivables from related parties                                                            190,492         131,825
                                                                                                ----------      ----------
                 Total current assets                                                            1,910,884       3,773,177

    Property, plant and equipment, net                                                           4,631,097       4,424,864
    Net assets of discontinued operations                                                        1,754,677       2,467,440
    Goodwill, less accumulated amortization of $305,579 at December 1998, and
       $210,484 at December 1997                                                                   507,173         517,156
    Other assets                                                                                   245,834         355,857
                                                                                                ----------      ----------
                                                                                               $ 9,049,665     $11,538,494


























                                             F3






                                   Metalclad Corporation and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                                   (continued)

                                                                                                      December 31,
                                                                                                   1998            1997
                                                                                             -------------    -------------
    LIABILITIES AND SHAREHOLDERS  EQUITY

    Current liabilities:
       Accounts payable                                                                         $1,031,244      $1,105,705
       Accrued expenses                                                                          1,166,050         713,103
       Billings in excess of costs and estimated earnings on uncompleted contracts                  71,280          20,727
       Current portion of convertible subordinated debentures                                            -          19,533
       Current portion of long-term debt                                                            18,585               -
                                                                                                ----------      ----------
                Total current liabilities                                                        2,287,159       1,859,068

    Long-term debt, less current portion                                                            51,959               -
    Convertible long-term notes                                                                  1,640,000       1,500,000
    Convertible subordinated debentures                                                          1,201,547               -
                                                                                                ----------      ----------
                Total liabilities                                                                5,180,665       3,359,068
                                                                                                ----------      ----------

    Shareholders  equity :
       Preferred stock, par value $10; 1,500,000 shares authorized; none issued                          -               -
       Common stock, par value $.10; 80,000,000 shares authorized; 30,569,122, and
         30,063,870 issued and outstanding at December 1998 and 1997, respectively               3,056,912       3,006,387
       Additional paid-in capital                                                               57,404,880      56,962,689
       Accumulated deficit                                                                     (53,907,766)    (49,129,377)
    Officers  receivable collateralized by stock                                                  (544,906)       (520,163)
    Accumulated other comprehensive income                                                      (2,140,110)     (2,140,110)
                                                                                                ----------      ----------
                                                                                                 3,869,010       8,179,426
                                                                                                ----------      ----------
                                                                                               $ 9,049,665     $11,538,494












                          The accompanying notes are an integral part of these consolidated balance sheets.

                                             F4

                                   Metalclad Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                              Seven
                                                          Year Ended       Year Ended      Months Ended       Year Ended
                                                         December 31,     December 31,     December 31,         May 31,
                                                        ------------      -----------      -----------        ----------
                                                            1998              1997             1996              1996
                                                            ----              ----             ----              ----
    Revenues-Insulation
       Contract revenues                                 $9,912,194       $8,533,425       $ 5,380,297        $11,208,360
       Material sales                                        92,227          201,976           138,309            230,336
       Other                                                  4,250          235,702                 -              6,390
                                                          ---------        ---------        ----------         ----------
                                                         10,008,671        8,971,103         5,518,606         11,445,086
                                                          ---------        ---------        ----------         ----------
    Operating costs and expenses - Insulation
       Contract costs and expenses                        8,548,872        7,525,047         4,703,458         10,160,868
       Cost of material sales                                71,316          161,297           112,299            173,911
       Selling, general and administrative                  993,369        1,177,047           768,631          2,055,043
                                                          ---------        ---------        ----------         ----------
                                                          9,613,557        8,863,391         5,584,388         12,389,822
                                                          ---------        ---------        ----------         ----------
    Equity in earnings of unconsolidated affiliate                -                -            44,915             90,817
    Corporate expense                                    (2,685,199)      (2,468,973)       (1,940,147)        (3,676,907)
                                                          ---------        ---------        ----------         ----------
    Operating loss                                       (2,290,085)      (2,361,261)       (1,961,014)        (4,530,826)
    Interest income (expense)                              (187,011)          62,460           154,364           (370,556)
    Other expense                                                 -                -                 -            728,644
                                                          ---------        ---------        ----------         ----------
    Loss from continuing operations                      (2,477,096)      (2,298,801)       (1,806,650)        (5,630,026)

    Loss from discontinued operations                    (2,301,293)      (2,311,332)       (1,473,165)        (1,149,745)
                                                          ---------        ---------        ----------         ----------
    Net loss                                            $(4,778,389)     $(4,610,133)      $(3,279,815)       $(6,779,771)
                                                         ==========       ==========        ==========         ==========

    Weighted average number of common shares             30,362,765       29,438,062        28,910,449         22,770,516
                                                         ==========       ==========        ==========         ==========
    Loss per share of common stock, continuing
       operations   basic and diluted                     $(.08)            $(.08)            $(.06)             $(.25)

    Loss per share of common stock, discontinued
       operations   basic and diluted                     $(.08)            $(.08)            $(.05)             $(.05)

    Loss per share of common stock - basic and
       diluted                                            $(.16)            $(.16)            $(.11)             $(.30)
                                                           ====              ====              ====               ====

                            The accompanying notes are an integral part of these consolidated statements.

                                             F5

                                   Metalclad Corporation and Subsidiaries

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS  EQUITY

                  The Years Ended December 31, 1998 and 1997,
                 the Seven Months Ended December 31, 1996, and
                           the Year Ended May 31, 1996

                                                                                                                        Total
                                                                                                         Accumulated    Share-
                                                                  Additional                               Other        holders
                                            Common Stock           Paid-in    Accumulated    Officers   Comprehensive   Equity
                                        Shares       Amounts       Capital      Deficit     Receivable     Income      (Deficit)
                                       ----------   ----------    ----------   -----------  -----------  ----------   ----------
    Balance at May 31, 1995            15,885,628   $1,588,563   $29,044,185 $(34,583,992)   $(740,000) $(1,482,080) $(6,173,324)
    Issuance of common stock            4,044,986      404,498     9,297,372             -           -            -    9,701,870
    Common stock issued under stock
      option plans and warrants         3,951,836      395,184     6,448,386             -           -            -    6,843,570
    Conversion of debentures to
      common stock                      3,525,581      352,558     8,270,869             -           -            -    8,623,427
    Officers  loans; interest &
      repayments                                -            -             -             -     180,808            -      180,808
    Debt conversions                    1,325,198      132,520     1,974,545             -           -            -    2,107,065
    Donated capital                             -            -       (44,405)            -           -            -      (44,405)
    foreign currency translation
      adjustment                      -            -                       -             -           -     (393,450)    (393,450)
    Net loss                                    -            -             -    (6,779,771)          -            -   (6,779,771)
                                       ----------   ---------    ----------   -----------   ----------   ----------  ----------
    Balance at May 31, 1996             28,733,229   2,873,323    54,990,952   (41,363,763)    (559,192) (1,875,530)  14,065,790
    Issuance of common stock                15,010       1,501        52,874             -           -            -       54,375
    Common stock issued under stock
      option plans and warrants           371,000      37,100       528,637             -            -            -      565,737
    Conversion of debentures to
      common stock                          4,000         400         9,600             -            -            -       10,000
    Officers  loans; interest &
      repayments                                -           -             -             -      (17,448)           -      (17,448)
    Foreign currency translation
       adjustment                               -           -             -             -            -     (283,386)    (283,386)
    Net loss                                    -           -             -    (3,279,815)           -            -   (3,279,815)
                                       ----------   ---------    ----------   -----------   ----------   ----------   ----------
    Balance at December 31, 1996       29,123,239 $ 2,912,324   $55,582,063  $(44,643,578) $  (576,640) $(2,158,916) $11,115,253
    Issuance of common stock                    5           -             -             -            -            -            -
    Common stock issued under stock
      option and warrants                 910,626      91,063     1,274,876             -            -            -    1.365,939
    Officers  loans; interest &
      repayments                                -           -             -             -       56,477            -       56,477
    Stock issued under bonus plans         30,000       3,000       105,750             -            -            -      108,750
    Other                                       -           -             -       124,334            -            -      124,334
    Foreign currency translation
       adjustment                               -           -             -             -            -       18,806       18,806
    Net loss                                    -           -             -    (4,610,133)           -            -   (4,610,133)

                                             F6






                                       ----------   ---------    ----------   -----------   ----------   ----------   ----------
                                   Metalclad Corporation and Subsidiaries

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS  EQUITY

                  The Years Ended December 31, 1998 and 1997,
                 the Seven Months Ended December 31, 1996, and
                           the Year Ended May 31, 1996
                                   (continued)


                                                                                                                       Total
                                                                                                         Accumulated    Share-
                                                                  Additional                               Other        holders
                                            Common Stock           Paid-in    Accumulated    Officers   Comprehensive   Equity
                                        Shares       Amounts       Capital      Deficit     Receivable     Income      (Deficit)
                                       ----------   ----------    ----------   -----------  -----------  ----------   ----------
    Balance at December 31, 1997       30,063,870   3,006,387    56,962,689   (49,129,377)   (520,163)   (2,140,110)   8,179,426
    Issuance of common stock                6,752         675         7,765              -           -            -        8,440
    Common stock issued under stock
      option and warrants                 498,500      49,850       434,426              -           -            -      484,276
    Officers  loans; interest &
      repayments                                -           -             -             -      (24,743)           -      (24,743)
    Net loss                                    -           -             -    (4,778,389)           -            -   (4,778,389)
                                       ----------   ---------    ----------   -----------   ----------   ----------   ----------
    Balance at December 31, 1998       30,569,122  $3,056,912   $57,404,880  $(53,907,766)  $ (544,906) $(2,140,110)  $3,869,010
                                       ==========   =========    ==========   ===========    =========    =========    =========























                            The accompanying notes are an integral part of these consolidated statements.

                                             F7

                                   Metalclad Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Seven
                                                           Year Ended      Year Ended      Months Ended       Year Ended
                                                          December 31,    December 31,     December 31,         May 31,
                                                         ------------     -----------      -----------       ------------
                                                             1998             1997             1996              1996
                                                             ----             ----             ----              ----
    Cash flows from operating activities:
    Net loss                                              $(4,778,389)   $(4,610,133)     $(3,279,815)       $(6,779,771)
       Adjustments to reconcile net loss to net
         cash used in operating activities:
         Loss from discontinued operations                  2,301,293      2,311,332        1,473,165          1,149,745
         Depreciation and amortization                        128,921        235,045          132,026            154,555
         Provision for losses on accounts receivable           (8,907)             -           (4,572)            (6,522)
         (Equity) from unconsolidated affiliates                    -              -          (44,915)                 -
         Issuance of stock for services and interest            8,441        108,750                -            399,608
         Issuance of debenture for services and interest            -              -                -             39,323
         Debenture conversion expense                               -              -                -            728,644
         Write down of real estate held for sale                    -              -                -            130,415
         Changes in operating assets & liabilities:
         Decrease (increase) in accounts receivable           595,205        680,149         (409,140)           124,400
         Decrease (increase) in unbilled receivables           88,401        (57,305)        (118,396)           287,033
         Decrease (increase) in inventories                   (15,456)       152,916            7,725             42,730
         Decrease (increase) in prepaid expenses and
           other assets                                        63,771        789,093         (902,600)           657,043
         Distributions from Curtom-Metalclad                         -        12,588           88,530             27,412
         Decrease (increase) in receivables from
           related parties                                    (59,100)       108,554         (142,064)            97,914
         Increase (decrease) in accounts payable and
          accrued expenses                                    389,729     (1,287,517)         544,526           (539,972)
          Increase (decrease) in billings over cost            50,553        (24,741)         (24,289)           (44,060)
         Other                                                      -          1,164                -           (276,095)
                                                             --------       ---------        ---------          ---------
         Net cash used in continuing operations            (1,235,538)    (1,580,105)      (2,679,819)        (3,807,598)
         Net cash used in discontinued operations          (1,012,106)    (1,943,687)        (891,061)        (2,015,194)
                                                             --------      ---------        ---------          ---------
         Net cash used in operating activities             (2,247,644)    (3,523,792)      (3,570,880)        (5,822,792)
                                                             --------      ---------        ---------          ---------

    Cash flows from investing activities:
       Capital expenditures   continuing operations          (274,104)             -          (31,028)                 -
       Capital expenditures   discontinued operations        (388,940)      (705,240)      (1,205,078)        (2,089,752)
                                                             --------      ---------        ---------          ---------
       Net cash used in investing activities                 (663,044)      (705,240)      (1,236,106)        (2,089,752)
                                                             --------      ---------        ---------          ---------




                                             F8






                                                Metalclad Corporation and Subsidiaries

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (continued)
                                                                                              Seven
                                                           Year Ended      Year Ended      Months Ended       Year Ended
                                                          December 31,    December 31,     December 31,         May 31,
                                                         ------------     -----------      -----------       ------------
                                                             1998             1997             1996              1996
                                                             ----             ----             ----              ----
    Financing activities:
       Proceeds from long-term borrowings                   1,392,979      1,500,000                -                  -
       Payments on long-term borrowings
         continued operations                                       -       (210,000)               -           (684,831)
       (Borrowings) repayments by officers,
         secured by stock (net)                               (24,743)        56,477                -            180,808
       Proceeds from issuance of common stock                       -              -           13,512          8,864,862
       Proceeds from issuance of common stock
        under stock option plans                              111,527              -          222,250          6,843,570
       Proceeds from exercise of warrants                     372,750      1,365,939          384,350                  -
                                                             --------      ---------        ---------          ---------
       Net cash provided (used) continuing operations       1,852,513      2,712,416          620,112         15,204,409
       Net cash provided (used) in discontinued
        operations                                            120,391              -                -           (210,471)
                                                             --------      ---------        ---------          ---------
       Net cash provided by financing activities            1,972,904      2,712,416          620,112         14,993,938

    Effects of exchange rates on cash                         139,969        (22,672)         (83,088)          (118,443)
    Loss on foreign currency translations                    (210,926)        (2,413)               -                  -
                                                             --------      ---------        ---------          ---------
    Increase (decrease) in cash and cash
      equivalents                                          (1,008,741)    (1,541,701)      (4,269,962)         6,962,951

    Cash and cash equivalents at beginning of period        1,532,694      3,074,395        7,344,357            381,406
                                                             --------      ---------        ---------          ---------
    Cash and cash equivalents at end of period             $  523,953     $1,532,694       $3,074,395         $7,344,357
                                                            =========     ==========       ==========         ==========
    Supplemental disclosures of cash flow information:
       Cash paid for interest                              $    1,603    $   114,820      $   211,537        $   951,968
                                                            =========     ==========       ==========         ==========
    Supplemental schedule of noncash investing and financing activities:

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

                                            F9

   NOTE A   DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

   Description of Business

   Metalclad Corporation (the Company ) is engaged in insulation services, including asbestos abatement and material sales, to customers primarily in California (the Insulation Business ). The Company has also been engaged in the development of hazardous and non-hazardous industrial waste treatment and storage facilities, as well as the collection and recycling of industrial waste for disposition to landfills or as alternative fuels for cement kilns in Mexico (the Mexican Business ).

   On October 13, 1997, the Company filed a claim for arbitration against Mexico under provisions of the North American Free Trade Agreement ( NAFTA ). The claim alleges the Company has been denied the right to operate its permitted and fully constructed landfill facility in the State of San Luis Potosi, thereby causing the facility to be, as a practical matter, expropriated. The Company believes it is entitled to the fair market value of the facility as damages. A final hearing on the Company s claim has been scheduled to commence on August 30, 1999, with a decision anticipated shortly thereafter. The decision in the NAFTA arbitration will be material to the Company, however, no assurances can be given of the Company being successful.

   Because of this arbitration, the Company s other businesses in Mexico, including its development of a second landfill facility in the State of Aguascalientes, have been impacted dramatically. Consequently, the Company is discontinuing any further investment in Mexico and is seeking to sell its remaining businesses in Mexico. (See Note B.)

   The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has incurred recurring losses from operations and has a large accumulated deficit. Additionally, the Company may require substantial additional financing to pursue its NAFTA claim, the sale of its Mexican businesses and to fund general and administrative expenses without sufficient revenues to offset. These matters raise substantial doubt about the Company s ability to continue as a going concern. The Company is continuing its efforts to reduce costs and has halted any further funding for development in Mexico. The Company is pursuing additional financing alternatives to maintain its operations which may include a continuation of its warrant exchange program. The financial s t a t e ments to do not include any adjustments relating to the recoverability of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

   Principles of Consolidation/Investments

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Investments in other companies and joint venture corporations which are 20-50% owned are reported on the

                                            F7
   equity method. Significant intercompany accounts and transactions have been eliminated in consolidation. Costs incurred relating to the acquisition or formation of an equity method investment are considered part of the investment and are amortized over five years.

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

   Depreciation and Amortization

   Property, plant and equipment is stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of related assets which range from between five to seven years for machinery, equipment and leasehold improvements.

   Goodwill

   Goodwill represents the excess purchase price over the fair value of certain landfill assets acquired in 1994 and is being amortized over 10 years. (See Note C.)

   Cash Equivalents

   The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying amount approximates fair value because of the short maturity of those instruments.

   Loss Per Share

   The Company computes loss per share in accordance with SFAS 128, Earnings Per Share . This statement requires the presentation of both basic and diluted net loss per share for financial statement purposes. Basic net loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share includes the effect of the potential shares outstanding, including dilutive stock options and warrants using the treasury stock method. Because the impact of options and warrants are anti-dilutive, there is no difference between the loss per share amounts

                                            F8
   computed for basic and diluted purposes.

   Stock-Based Compensation

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

   Comprehensive Income

   In 1998, the Company adopted SFAS 130, Reporting Comprehensive Income . This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and f o reign currency translation adjustments and is presented in the Consolidated Statement of Shareholders Equity. The adoption of SFAS 130 had no impact on total shareholders equity. Prior year financial statements have been reclassified to conform to the SFAS 130 requirements.

   Foreign Currency Translation

   Through December 31, 1996, all assets and liabilities of the Mexican subsidiaries were translated at the current exchange rate as of the end of the accounting period. Items in the statements of operations were translated at average currency exchange rates. The value of the Mexican Peso relative to the U.S. Dollar declined from approximately 3.4 Mexican Pesos in June 1994 to approximately 9.85 Mexican Pesos to the U.S. Dollar at December 31, 1998. The resulting translation adjustments were recorded as a separate component of shareholders equity.

   As of January 1, 1997, Mexico has been deemed a highly inflationary economy. This results in the U.S. dollar being the functional currency of the Company s Mexican entities and the net exchange gain or losses resulting from the translation of assets and liabilities of the Mexican entities now being included in income, except for the effects of exchange rate changes on intercompany transactions of a long-term investment nature which are still recorded as a separate component of shareholders equity.

   Reclassifications

   Certain reclassifications have been made to prior period consolidated financial statements to conform with the current year presentation.



                                            F9

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


   NOTE B   DISCONTINUED OPERATIONS

   During the year ended May 31, 1994, the Company formed a Mexican holding company, Ecosistemas Nacionales, S.A. de C.V. (ECONSA), to ultimately hold the common stock of Ecosistemas del Potosi, S.A. de C.V. (ECOPSA), Confinamiento Tecnico de Residuos Industriales, S.A. de C.V. (COTERIN), Consultoria Ambiental Total, S.A. de C.V. (CATSA), Quimica Omega, S.A. de C.V. (QUIMICA OMEGA), Administracion de Residuos Industriales, S.A. de C.V. ( ARI ) and Ecosistemas El Llano, S.A. de C.V. ( El Llano ).

   During the fourth quarter of 1998, management committed to a plan to sell its Mexican operations to a third party. Consequently, this segment of the Company s business is now being reported as discontinued operations. Although the exact timing is difficult to predict, the Company expects to sell its interest in ARI, El Llano and ECONSA s development activities during fiscal year 1999.

   The loss from discontinued operations during fiscal 1998 includes a provision for anticipated closing costs and operating losses until disposal of $450,000. Based on information currently available, the Company does not anticipate that it will incur a loss on the sale of the reported net assets of the discontinued operations.

   The consolidated financial statements for prior periods have been restated to reflect the accounting for discontinued operations.

   Net sales and loss from discontinued operations are as follows:

                           Year Ended   Year Ended  Seven Months  Year Ended
                          December 31, December 31, December 31,    May 31,
                              1998         1997         1996         1996
                          ------------ ------------ ------------  ----------

   Net Sales               $5,232,554   $4,704,674     $631,884   $3,456,680
   Operating loss          (1,885,680)  (2,219,177)  (1,281,747)    (560,082)
   Interest expense          (415,613)     (92,155)    (191,418)    (589,663)
                            ---------    ---------    ---------    ---------
   Loss from discontinued
     operations           $(2,301,293) $(2,311,332) $(1,473,165) $(1,149,745)
                            =========    =========    =========    =========


                                            F10

   The net assets of discontinued operations are as follows:

                                         December 31,      December 31,
                                             1998              1997
                                             ----              ----

   Current assets                         $1,035,170        $1,465,676
   Property, plant and equipment, net      3,317,269         1,682,074
   Other assets                              709,682           996,769
   Current liabilities                    (3,307,444)       (1,677,079)
                                          ----------        ----------
   Net assets of discontinued
      operations                          $1,754,677        $2,467,440
                                           =========         =========

   NOTE C - REALIZATION OF ASSETS

   The Company addresses the realization of its assets as required by SFAS 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of . This statement requires that long-lived assets and certain identifiable intangibles to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company has conducted this review and believes that no impairment currently exists and no material adjustments are necessary to the valuation of its assets.

   El Confin

   Included in property, plant and equipment, net at December 31, 1998, is approximately $4,323,000 representing the Company s investment in its completed hazardous waste treatment facility in the State of San Luis Potosi, Mexico, known as El Confin . Additionally, the Company has unamortized goodwill of approximately $507,000 associated with this facility. The Company has been granted all necessary federal governmental authorizations to open and operate the facility but, as yet, has not received the support of the state and local governments. Consequently, on October 2, 1996, the Company filed a Notice of Intent to File Claim Under the North American Free Trade Agreement ( NAFTA ). The Claim was filed with the International Centre for Settlement of Investment Disputes ( ICSID ) in Washington, D.C. On January 13, 1997, the Secretary General of ICSID registered the Company s claim and notified both the United States and Mexican governments of the registration. On October 13, 1997, the Company filed its detailed memorial, or claim, and on February 17, 1998, Mexico filed its counter-memorial, or response. The Company filed a reply brief on August 21, 1998 and Mexico is scheduled to file its response on April 19, 1999. A final hearing on the issues is scheduled for August 30, 1999. The Company s claim is one under the category of
     Likened to Expropriation wherein the Company, having been denied the right to operate its constructed and permitted facility, claims its property has therefore been, as a practical matter, expropriated, entitling the Company to the fair market value of the facility as damages. Although the Company remains confident in its position, no assurances can

                                            F11
   be given that it will be successful in this arbitration process. The realization of the capitalized landfill costs and goodwill associated with El Confin is dependent upon a successful resolution of the Company s NAFTA claim. Based upon independent appraisal and management s best estimate, the Company believes that the proceeds from the NAFTA claim will significantly exceed the carrying value of the El Confin assets. However, should a decision be rendered against the Company, assets totaling $4,830,000 may be impaired and could potentially result in a write off should the Company be unable to sell or otherwise recover its investment.


   NOTE D - INVESTMENTS IN UNCONSOLIDATED AFFILIATES

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

   The  following  is  unaudited summarized financial information for Curtom-
   Metalclad:

                                 Balance Sheets
                                   (Unaudited)

                                         December 31,  December 31,
                                            1998           1997
                                            ----           ----

   Cash                                  $   6,927      $  3,651
   Accounts receivable                     151,784       375,083
                                          --------      --------
   Total assets                           $158,711      $378,734
                                           =======       =======

   Accounts payable                       $151,088      $363,553
   Curtom-equity                             3,795         7,741
   Metalclad-equity                          3,828         7,440
                                           -------       -------
   Total liabilities and partners
     capital                              $158,711      $378,734
                                           =======       =======









                                            F12

                            Statements of Operations
                                   (Unaudited)

                          Year        Year     Seven Months      Year
                          Ended       Ended        Ended         Ended
                         Dec. 31,    Dec. 31,     Dec. 31,      May 31,
                          1998        1997         1996          1996
                          ----        ----         ----          ----

   Revenue            $2,842,465   $3,679,907   $3,427,699   $1,417,601
   Costs of sales     (2,838,438)  (3,684,288)  (3,335,786)  (1,231,613)
   Expenses                    -       (1,255)        (904)        (646)
                       ---------    ---------    ---------    ---------
   Income from
     operations       $    4,027   $   (5,636)  $   91,009   $  185,342
                       =========    =========    =========    =========


   NOTE E - PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consists of the following:

                                       December 31,   December 31,
                                          1998            1997
                                          ----            ----

   Land & Buildings                   $   11,476      $  132,494
   Machinery & equipment                 525,766         551,895
   Automotive equipment                  216,330          80,975
   Leasehold improvements                  1,038           1,039
                                       ---------       ---------
                                         754,610         766,403
   Less accumulated depreciation
     and amortization                   (446,400)       (458,967)
                                       ---------       ---------
                                         308,210         307,436
   Hazardous waste treatment
     facilities                        4,322,887       4,117,428
                                       ---------       ---------
                                      $4,631,097      $4,424,864
                                       =========       =========












                                            F13

   NOTE F   ACCRUED EXPENSES

   Accrued expenses consist of the following:

                                         December 31,  December 31,
                                            1998           1997
                                            ----           ----

   Wages, bonuses and taxes             $  467,763      $125,521
   Union dues                               97,933       105,325
   Accounting fees                         112,700       120,000
   Other                                   487,654       362,257
                                         ---------       -------
                                        $1,166,050      $713,103
                                         =========       =======

   NOTE G   CONVERTIBLE LONG-TERM NOTES

   In December 1997, the Company issued $2,200,000 Five Year Zero Coupon Secured Notes, due December 31, 2002, netting the Company $1,500,000. The Company is amortizing the difference between the value at maturity and the purchase price over five years. Upon the market price of the Company s common stock closing at or above $1.50 for ten consecutive trading days, the notes become convertible into common stock of the Company at $1.50 per share and the Company is to issue warrants to purchase 1,500,000 common shares of stock. Both the conversion price and warrant exercise price also contain anti-dilution provisions. Additionally, the notes are redeemable at the option of the holder, or the Company, any time after April 15, 1999. These notes are secured by 100% of the stock of Metalclad Insulation Corporation. In February 1998, the conditions triggering the convertibility of the notes and the issuance of warrants were met.

   In June 1998, the Company registered a bridge loan with the holder of these notes in the amount of $250,000. As additional consideration for the bridge loan, the Company issued 250,000 warrants exercisable at $1.25. In connection with this financing, certain amendments were made to the original Five Year Zero Coupon Notes which granted the holder an additional 400,000 warrants exercisable at $1.50 and clarifying the anti-dilution language contained in the original notes. The bridge loan was paid in its entirety from the proceeds of the Company s July 1998 financing. Due to the anti-dilution provisions contained in both the notes and the warrants, the holder of these notes had rights similar to those of the Company s existing warrant holders. As part of the Company s negotiations with the warrant holders to solve the issue of the on going anti-dilution effects on the number of shares underlying the warrants, the holder of these notes also had to be addressed to solve the anti-dilution provisions contained in the notes. In February 1999, the Company and the holder reached agreement on the conversion price of the notes, originally priced to convert at $1.50 per share, and are now convertible into shares of the Company s common stock at $.25 per share.



                                            F14

   NOTE H - CONVERTIBLE SUBORDINATED DEBENTURES

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

   In August 1995, the Company offered to convert all outstanding debentures into shares of common stock at a conversion price below the stated price on the debentures. As of May 31, 1996, approximately $8,600,000 of these debentures converted at the rate of $2.50 per share and the Company recognized a charge of $729,000 due to the lower conversion price offer. All of these debentures have now either converted or have been retired.

   In July 1998, the Company issued $1,000,000 in 7% Convertible Debentures due in July 2001. The debentures are convertible into shares of the Company common stock at $1.25 or 75% of current market price, whichever is lower. The Company has the option to redeem all or portions of this debenture at 125% of the principal amount of the redemption. The debenture also allows for a mandatory redemption in the event of an award in the NAFTA arbitration or, in certain cases, if the Company obtains additional equity investment. The mandatory redemption is also at 125% of the then-outstanding principal balance. In February 1999, the Company redeemed $150,000 of the principal amount of the debentures.

   I n August 1998, the Company issued $350,000 in 10% Convertible S u bordinated Debentures due in August 2001. The debentures are convertible into shares of the Company s common stock at $1.25 per share through June 30, 1999. After June 30, the debentures are convertible at 75% of current market price or $1.25 whichever is lower. The debentures are also redeemable at the option of the company when the average closing bid and ask prices of the Company s common stock closes at prices higher than $3.00 per share for 20 days in any 30-day period.


   NOTE I - INCOME TAXES

   There was no provision for income taxes for the periods presented due to losses incurred and the Company s inability to recognize certain loss carry forwards. The major deferred tax items at December 31, 1998 and 1997 are as follows:








                                            F15

                                         December 31,  December 31,
                                            1998           1997
                                            ----           ----
   Assets:
   Allowances established against
     realization of certain assets       $   10,000    $   12,000
   Net operating loss carryforwards       8,878,800     8,144,416
   Accrued liabilities and other            206,165       139,200
                                          ---------     ---------
                                          9,094,965     8,295,616
   Valuation allowance                   (9,094,965)   (8,295,616)
                                          ---------     ---------
                                         $        -    $        -
                                          =========     =========

   The difference between the actual income tax benefit and the tax benefit computed by applying the statutory Federal income tax rate to the net loss before income taxes is attributable to the inability to recognize currently the future benefit of net operating loss carryforwards.

   At December 31, 1998, the Company has available for U.S. Federal and California income tax purposes net operating loss carryforwards of approximately $19,000,000 and $7,000,000, respectively. These carryforward amounts expire in the years 2000 through 2018 and 1999 through 2003, respectfully. At December 31, 1998, the Company has available investment credits of approximately $32,300 to offset future U.S. Federal income tax liability. The ultimate utilization of the net operating loss and investment credit carryforwards may be restricted in the future due to changes in the ownership of the Company. The Company also has Mexican net operating loss carryforwards of approximately $6,000,000 which may be utilized to offset future taxable income. The Mexican losses are subject to a ten-year tax carryforward period and expire in the years 2002 through 2008.

   The Company has recorded a valuation allowance for that portion of the deferred tax asset that the Company does not believe to be realizable.


   NOTE J - SHAREHOLDERS  EQUITY

   Stock Options

   On  August 18, 1992, the Company adopted an omnibus stock option plan (the
    1992 Plan ) which authorized the issuance of 1,600,000 options to acquire the Company s common stock. At December 31, 1998, there were options outstanding under the 1992 Plan for 770,000 shares, and none available for grant. These options will expire 10 years from the date of grant.

   On  March  24, 1993, the Company adopted an omnibus stock option plan (the
    1993 Plan ) which authorized the issuance of 1,000,000 options to acquire the Company s common stock. The terms of the 1993 Plan are the same as the 1992 Plan. At December 31, 1998, there were options outstanding under

                                            F16
   the 1993 Plan for 674,500 shares, and 500 options available for grant. These options expire 10 years from the date of the grant.

   On  May  15,  1997,  the Company adopted an omnibus stock option plan (the
    1997 Plan ) which authorized the issuance of 6,000,000 options to acquire the Company s common stock. At December 31, 1998 there were no options outstanding under this plan.

   During the year ended December 31, 1998, the Board of Directors and its Compensation Committee approved the grant to various officers, directors and employees of the Company of options to purchase an aggregate of 2,463,000 shares of common stock. The options were granted at exercise prices equal to or exceeding the fair market value of the Company s common stock on the measurement date, expire 10 years from the date of grant and have various vesting schedules.

   The following is a summary of options granted:

                                       Year Ended            Year Ended         Seven Months Ended          Year Ended
                                    December 31, 1998    December 31, 1997      December 31, 1996          May 31, 1996
                                    -----------------    -----------------      ------------------     -------------------
                                             Weighted             Weighted               Weighted                  Weighted
                                              Average              Average                Average                   Average
                                              Exercise             Exercise               Exercise                  Exercise
                                    Shares     Price     Shares     Price       Shares     Price         Shares      Price
                                 -----------   -----   -----------  -----     -----------  -----      -----------   -----
    Options outstanding at
      beginning of the year      3,923,000    $2.23     4,848,250   $2.75     7,904,250    $3.07      4,487,500     $2.17
        Granted                  2,463,000     1.38       890,000    1.47       300,000     3.00      5,040,000      3.56
        Exercised                 (178,500)     .75             -       -      (161,000)    1.38     (1,547,000)     2.10
        Canceled                  (131,000)    2.09    (1,815,250)   3.25    (3,195,000)    3.63        (76,250)     2.25
                                 ---------     ----     ---------    ----     ---------     ----      ---------      ----
    Options outstanding at
      end of the year            6,076,500    $1.93     3,923,000   $2.23     4,848,250    $2.75      7,904,250     $3.07
                                 =========     ====     =========    ====     =========     ====      =========      ====

    Options Exercisable          5,721,000              3,699,000             2,982,000               2,855,750
                                 =========              =========             =========               =========













                                             F17

   The following significant assumptions were utilized to calculate the fair value information presented utilizing the Black-Scholes Multiple Option
   Approach:

                                       December      December      December
                                         1998          1997          1996
                                       --------      --------      --------

   Risk Free interest rate               6.00%         6.00%         6.10%
   Expected life                      1.5 years     1.31 years    1.2 years
   Expected volatility                   1.07         .9877          1.05
   Expected dividends                      -             -            -
   Weighted average fair value of
     options granted                     .608          .615          3.36


                                   Options Outstanding                                                 Options Exercisable
    -----------------------------------------------------------------------------               -------------------------------
                                                      Weighted
                                                      average           Weighted                                       Weighted
                              Number                 remaining          average                    Number              average
         Range of            outstanding            contractual         exercise                 exercisable           exercise
    exercise prices        as of 12/31/98          life in years          price                 as of 12/31/98           price
    ---------------       ---------------         --------------       ---------                --------------         --------
    $0.560 - $1.438            613,000                 8.84             $1.0911                     559,000            $1.0682
    $1.500 - $1.500          2,036,500                 9.01             $1.5000                   1,835,000            $1.5000
    $1.625 - $1.625            500,000                 8.01             $1.6250                     500,000            $1.6250
    $2.250 - $2.250          2,207,000                 5.56             $2.2500                   2,107,000            $2.2500
    $2.500 - $3.000            580,000                 7.53             $2.8276                     580,000            $2.8276
    $3.625 - $3.625             50,000                 7.01             $3.6250                      50,000            $3.6250
    $4.500 - $4.500             90,000                 7.01             $4.5000                      90,000            $4.5000
    ---------------          ---------                 ----             -------                   ---------            -------
    $0.560 - $4.500          6,076,500                 7.47             $1.9301                   5,721,000            $1.9453
    ===============          =========                 ====             =======                   =========            =======
















                                            F18

   As the Company has adopted the disclosure requirements of SFAS 123, the following table shows pro forma net loss and loss per share as if the fair value based accounting method had been used to account for stock based compensation cost.

                         Year         Year       Seven Months     Year
                         Ended        Ended         Ended         Ended
                        Dec. 31,     Dec. 31,      Dec. 31,      May 31,
                         1998         1997          1996          1996
                         ----         ----          ----          ----

   Net loss          $(4,778,389)  $(4,610,000)  $(3,280,000)  $(6,780,000)
   Pro forma
     compensation
     expense          (1,497,000)     (547,000)     (355,000)   (1,023,000)
                       ---------     ---------     ---------     ---------
   Pro forma net
     loss            $(6,275,389)  $(5,157,000)  $(3,635,000)  $(7,803,000)
                      ==========    ==========    ==========    ==========

   Pro forma loss
     per share          $(.21)        $(.17)         $(.13)        $(.34)
                         ====          ====           ====          ====


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

   Summarized information for stock purchase warrants is as follows:
















                                            F19

                                                              Number         Price
                                                           of Warrants     Per Share
                                                           -----------     ---------

   Warrants outstanding at May 31, 1996                     7,365,385     $1.59-5.00
   Issued                                                           -              -
   Exercised                                                 (210,000)     1.51-2.00
                                                            ---------      ---------

   Warrants outstanding at December 31, 1996                7,155,385      1.51-5.00
   Issued                                                   1,110,626         1.50
   Exercised                                                 (910,626)        1.50
   Expired                                                   (693,500)     2.00-2.25
                                                            ---------      ---------

   Warrants outstanding at December 31, 1997                6,661,885         1.50
   Issued                                                   2,568,400      1.25-1.50
   Exercised                                                 (320,000)        1.25
   Expired                                                   (221,000)     1.50-5.00
                                                            ---------      ---------
   Warrants outstanding at December 31, 1998                8,689,285    $1.25-$2.25
                                                            =========     ==========

   As a result of the implementation of the ratchet clause contained in most of the warrants issued by the Company, the shares underlying the Company s warrants were increased significantly in 1999.. As a further result of the Company s negotiations with its warrant holders, the ratchet effects have been frozen and are reflected in the following table as of March 15, 1999:

                                                 Underlying  Exercise Price
                                                   Shares       Per Share
                                                   ------       ---------
   Shares underlying the warrants at
     December 31, 1998                           27,259,273    $.25-$2.25
   Shares issued from exercises                  (2,773,400)       .25
   Shares underlying new warrants issued          1,773,400        .35
                                                 ----------     ---------
   Total underlying shares of warrants
     outstanding                                 26,259,273    $.25-$2.25
                                                 ==========     =========

   Common Stock

   During the year ended December 31, 1997, the Company issued a total of 940,600 shares, with 910,600 being the result of warrant exercises and 30,000 issued as stock bonuses previously accrued in 1996. The Company realized net proceeds of $1,366,000 from these transactions.


   During  the  year  ended  December  31,  1998,  the Company issued 505,252

                                            F20
   shares, with 320,000 being the result of warrant exercises, 178,500 being from the exercise of warrants and 6,752 being for services. The Company realized net proceeds of $484,000 from these transactions.


   NOTE K - EMPLOYEE BENEFIT PLANS

   Effective January 1, 1990, the Company established a contributory profit sharing and thrift plan for all salaried employees. Discretionary matching contributions are made by the Company based upon participant contributions, within limits provided for in the plan. No contributions were made in the years ended December 31, 1998 and 1997, the seven months ended December 31, 1996 or the year ended May 31, 1996, respectively.

   Additionally, the Company participates in several multi-employer plans, which provide defined benefits to union employees of its participating companies. The Company makes contributions determined in accordance with the provisions of negotiated labor contracts. The contributions were $222,443, $257,000, $127,000 and $296,000 for the years ended December 31,
   1998 and 1997, the seven months ended December 31, 1996 and for the fiscal year ended May 31, 1996, respectively.


   NOTE L - SIGNIFICANT CUSTOMERS

   Sales for the twelve months ended December 31, 1998 to Curtom-Metalclad were approximately $3,136,000 representing work performed at Edison plants under the strategic alliance program. Additionally, the Company had sales of $3,776,000 to Arco and $1,357,000 to Equilon (formerly Texaco). As of December 31, 1998, the Company had accounts receivable from Curtom-Metalclad of $151,000, ARCO of $110,000, Edison of $177,000 and Equilon of $118,000.

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



                                            F21

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

   The Company leases its facilities under non-cancelable operating lease agreements which expire at various dates through 2002. Total rent expense under operating leases was $178,245, $307,839, $168,722, and $404,647 for the years ended December 31, 1998 and 1997, seven months ended December 31, 1996 and for the years ended May 31, 1996, respectively. Future minimum non-cancelable lease commitments (assuming renewal of the Anaheim lease) are as follows:

              Year ending December 31, 1999   $211,788
                                       2000    237,660
                                       2001    149,878
                                       2002     60,957
                                               -------
                                              $660,283
                                               =======

   In the ordinary course of its insulation business, certain parties have filed a substantial number of claims against the Company for actual and punitive damages. Presently, the number of these claims exceed 300. The potential value of the claims is in the range of $1,000,000 to $5,500,000. t h e Company continues to have adequate insurance coverages with financially sound carriers responding to these claims and does not foresee any financial exposure resulting from these claims. Throughout its history, the Company has maintained insurance policies that typically respond to these claims. Based on the advice of counsel, it is management s opinion that these actions, individually and in the aggregate, will not have a significant adverse impact on the Company s financial position or results of operations.
















                                            F22

   NOTE N - RELATED PARTY TRANSACTIONS

   Receivables from related parties are comprised of the following :

                                     December 31,      December 31,
                                         1998              1997
                                     -----------       -----------
        Parc-Metalclad                $      -          $ 12,644
        Loans to executive officers,
          directors and employees      100,297           119,181
        Other                           90,195                 -
                                       -------           -------
                                      $190,492          $131,825
                                       =======           =======

   Loans to executive officers, directors and employees are represented by promissory notes, due on demand and bear interest at 6%.

   An officer and director of the Company is a partner in a law firm which has received payments for legal fees of approximately $0, $47,000, $54,000, and $283,000 for the years ended December 31, 1998 and 1997, the seven months ended December 31, 1996 and the year ended May 31, 1996, respectively.

   During fiscal 1995 the Company loaned $370,000 each to Grant S. Kesler and
   T. Daniel Neveau, officers of the Company. The loans are collateralized by 180,000 shares of common stock of the Company. The loans accrued interest at 7% over prime which was 9% at May 31, 1995. In February 1996, Messrs. Kesler and Neveau each repaid $150,000 to the Company. In March 1996, the notes were amended to modify the loan principal between Messrs. Kesler and Neveau as well as to adjust the interest rates, effective March 1, to a variable rate based upon the Company s quarterly investment rate. The amendment also stipulated that the notes be re-paid by May 31, 1997. The repayment of these notes has been extended until December 31, 1999.

   In December 1996, the Company loaned $150,000 to Mr. Javier Guerra Cisneros, a Director and Vice President of Mexico Operations. The loan is collateralized by 300,000 shares of stock of the Company and is represented by a promissory note bearing interest at 10%. In February 1997, Mr. Guerra repaid $120,000 of this note. The repayment of this note has been extended until the earlier of the Company s sale of its Mexican operations or December 31, 1999.

   NOTE O - UNAUDITED INTERIM INFORMATION

   The following condensed financial information for the twelve month and seven month periods ended December 31, 1997 and December 31, 1996 is unaudited and is being presented for comparative purposes.





                                            F23

                                                                  Twelve Months Ended                Seven Months Ended
                                                                      December 31,                       December 31,
                                                              ---------------------------       ---------------------------

                                                                  1997            1996              1996            1995
                                                                  ----            ----              ----            ----

    Revenues - Insulation Business                             $8,971,103     $10,144,474       $5,518,606       $6,910,000
    Revenues - Waste Management(1)                              4,704,674       2,320,398          631,884        1,450,860

    Operating Income (Loss) - Insulation Business                 107,712        (873,517)         (20,867)          (1,269)
    Operating Loss - Waste Management(1)                       (2,216,764)     (1,917,915)      (1,281,747)          76,086

    Corporate Expense                                           2,468,973       3,828,047        1,940,147        1,789,007
    Interest Expense                                               29,695         163,123           37,054          834,149
    Other Expense                                                   2,413               -                -          728,644
                                                                ---------       ---------        ---------        ---------

    Net Loss                                                  $(4,610,133)    $(6,782,602)     $(3,279,815)     $(3,276,983)
                                                               ==========      ==========       ==========       ==========

    Net Loss Per Share - Basic and Diluted                       $(.16)          $(.24)           $(.11)            $(.17)
                                                                  ====            ====             ====              ====

    (1) The waste management business was discontinued in 1998.  See Note B.

























                                             F24

                                   Metalclad Corporation and Subsidiaries

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                    Additions
                                        Balance at     Charged to   Charged to                             Balance at
                                        Beginning      Costs and      Other                                  End of
        Description                     of Period      Expenses      Accounts     Deductions    Other(A)     Period
       -------------                    ---------      ----------   ----------    ----------    --------   ----------

    Year ended December 31, 1998:
     Deducted from asset accounts:
      Allowance for doubtful accounts     $38,701       $95,167       $     0      $       0    $     0     $133,868
      Allowance for excess and
       obsolete inventory                  16,009             0             0         11,009          0        5,000

    ------------------------------------------------------------------------------------------------------------------

    Year ended December 31, 1997:
     Deducted from asset accounts:
      Allowance for doubtful accounts     $67,972       $ 8,340       $38,018      $ (31,416)  $(44,213)(B)  $38,701
      Allowance for excess and
       obsolete inventory                  25,289             0             0         (9,280)         0       16,009

    ------------------------------------------------------------------------------------------------------------------

    Year ended December 31, 1996:
     Deducted from asset accounts:
      Allowance for doubtful accounts     $66,566       $ 4,044       $     0      $       0   $ (2,638)     $67,972
      Allowance for excess and
        obsolete inventory                 25,000           289             0              0          0       25,000

    ------------------------------------------------------------------------------------------------------------------

    Year ended May 31, 1996:
     Deducted from asset accounts:
      Allowance for doubtful accounts     $44,480       $30,894       $     0       $  6,521   $ (2,287)     $66,566
      Allowance for excess and
        obsolete inventory                 25,000             0             0              0          0       25,000

    ------------------------------------------------------------------------------------------------------------------

    (A) Exchange rate effect
    (B) Includes adjustment for discontinued operations

                                           F24