Form 10-Q
period 1999-03-31
METALCLAD CORP
filed 1999-05-17
CIK 13547

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


   (Mark One)

   ( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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


             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes  X   No ___


        As of March 31, 1999, the registrant had 34,727,522 shares outstanding of its Common Stock, $.10 par value.





                     METALCLAD CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                    Page


   PART I.  FINANCIAL INFORMATION

      Item 1.  Consolidated Financial Statements:

      Consolidated Balance Sheets (unaudited) at March 31, 1999
      and December  31, 1998. . . . . . . . . . . . . . . . . . .    1-2

      Consolidated Statements of Operations (unaudited) for the
      three months ended March 31, 1999 and 1998. . . . . . . . .     3

      Consolidated Statements of Cash Flows (unaudited)
      for the three months ended March 31, 1999 and 1998. . . . .     4

      Notes to Consolidated Financial Statements. . . . . . . . .     5

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations.  .      5


   PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . .     9


   SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .    11





                                     PART I

                              FINANCIAL INFORMATION


   ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                     METALCLAD CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                      March 31,  December 31,
                                                        1999         1998
                                                        ----         ----
                                                    (Unaudited)
   ASSETS

   Current assets:
     Cash and cash equivalents                      $ 286,573     $  523,953
     Accounts receivable, less allowance for
       doubtful accounts of $25,854 at March
       1999, and $133,868 at December 1998          1,838,598        817,257
     Costs and estimated earnings in excess of
       billings on uncompleted contracts              155,449        143,672
     Inventories                                      208,786        176,697
     Prepaid expenses and other current assets         65,030         58,813
     Receivables from related parties                 107,251        190,492
                                                    ---------      ---------
             Total current assets                   2,661,687      1,910,884

   Property, plant and equipment, net               4,666,362      4,631,097
   Net assets of discontinued operations            1,493,482      1,754,677
   Goodwill, less accumulated amortization of
     $329,353 at March 1999, and $305,579 at
     December 1998                                    483,399        507,173
   Other assets                                        46,220        245,834
                                                    ---------      ---------
                                                   $9,351,150     $9,049,665
                                                    =========      =========





                     METALCLAD CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)


                                                     March 31,   December 31,
                                                       1999         1998
                                                       ----         ----
                                                    (Unaudited)
   LIABILITIES AND SHAREHOLDERS  EQUITY

   Current liabilities:
     Accounts payable                              $1,380,721     $1,031,244
     Accrued expenses                                 447,147      1,166,050
     Billings in excess of costs and estimated
       earnings on uncompleted contracts              222,101         71,280
     Current portion of long-term debt                 19,861         18,585
                                                    ---------      ---------
             Total current liabilities              2,069,830      2,287,159

   Long-term debt, less current portion                84,732         51,949
   Convertible long-term notes                      1,675,000      1,640,000
   Convertible subordinated debentures              1,063,766      1,201,547
                                                    ---------      ---------
             Total liabilities                      4,893,328      5,180,655
                                                    ---------      ---------

   Shareholders  equity:
     Preferred stock, par value $10; 1,500,000
       shares authorized; none issued                       -              -
     Common stock, par value $.10; 80,000,000
       shares authorized; 34,727,522, and
       30,569,122 issued and outstanding at
       March 1999 and December 1998,
       respectively                                 3,472,753     3,056,912
     Additional paid-in capital                    58,040,190    57,404,880
     Accumulated deficit                          (54,364,424)  (53,907,766)
   Officers  receivable collateralized by stock      (550,587)     (544,906)
   Accumulated other comprehensive income          (2,140,110)   (2,140,110)
                                                    ---------      ---------
                                                    4,457,822     3,869,010
                                                    ---------      ---------
                                                   $9,351,150    $9,049,665
                                                    =========     =========







                 See Notes to Consolidated Financial Statements

                     METALCLAD CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Three Months Ended
                                                           March 31,
                                                       1999         1998
                                                       ----         ----

   Revenues-Insulation
     Contract revenues                             $3,494,497   $2,579,328
     Material sales                                   110,828        5,182
     Other                                                  -        3,500
                                                    ---------    ---------
                                                    3,605,325    2,588,010
                                                    ---------    ---------
   Operating costs and expenses   Insulation
     Contract costs and expenses                    3,091,279    2,230,251
     Cost of material sales                            86,337        3,568
     Selling, general and administrative              288,750      247,123
                                                    ---------    ---------
                                                    3,466,366    2,480,942
                                                    ---------    ---------

   Corporate expense                                  511,313      561,740
                                                    ---------    ---------

   Operating loss                                    (372,354)    (454,672)

   Interest expense                                   (84,304)     (29,947)
                                                    ---------    ---------

   Loss from continuing operations                   (456,658)   $(484,619)

   Loss from discontinued operations                        -     (349,236)
                                                    ---------    ---------

   Net loss                                        $ (456,658)  $ (833,855)
                                                    =========    =========

   Weighted average number of common shares        32,624,496   30,063,870
                                                   ==========   ==========

   Loss per share of common stock, continuing
     operations   basic and diluted                   ($.01)       ($.02)

   Loss per share of common stock, discontinued
     operations   basic and diluted                      -         ($.01)

   Loss per share of common stock   basic and
    diluted                                           ($.01)       ($.03)

                 See Notes to Consolidated Financial Statements

                     METALCLAD CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Three Months Ended
                                                                                March 31,
                                                                             1999          1998
                                                                             ----          ----
    Cash flows from operating activities:
    Net loss                                                            $  (456,658)     $ (833,855)
      Adjustments to reconcile net loss to net cash
       used in operating activities:
      Loss from discontinued operations                                           -         349,246
      Depreciation and amortization                                          69,166          54,545
      Issuance of stock for services and interest                           107,800               -
      Changes in operating assets & liabilities:
        Increase in accounts receivable                                  (1,021,341)        (36,120)
        Decrease (increase) in unbilled receivables                         (11,777)        120,126
        Increase in inventories                                             (32,089)        (28,802)
        Decrease (increase) in prepaid expenses and other assets             (6,217)         20,898
        Decrease in receivables from related parties                         83,241          14,753
        Decrease in accounts payable & accrued expenses                     369,426         (14,912)
        Increase in billings over cost                                      150,821          43,805
        Other                                                               199,614         (11,401)
                                                                          ---------       ---------
        Net cash used in continuing operations                           (1,286,866)       (321,727)
        Net cash provided by discontinued operations                        358,183        (622,959)
                                                                          ---------       ---------
        Net cash used in operating activities                              (928,683)       (944,686)
                                                                          ---------       ---------
    Cash flows from investing activities:
      Capital expenditures   continuing operations                          (81,217)         (4,466)
      Capital expenditures   discontinued operations                        (46,771)       (306,927)
                                                                          ---------       ---------
      Net cash used in investing activities                                (127,988)       (311,393)
                                                                          ---------       ---------
    Financing activities:
      Proceeds from long-term borrowings                                     69,063               -
      Payments on long-term borrowings   continued operations              (137,785)              -
      Borrowings by officers, secured by stock                               (5,681)         (5,199)
      Proceeds from exercise of warrants                                    943,351               -
                                                                          ---------       ---------
      Net cash provided (used) in continuing operations                     868,948          (5,199)
      Net cash used in discontinued operations                              (49,657)              -
                                                                          ---------       ---------
      Net cash provided (used) in financing activities                      819,291          (5,199)
                                                                          ---------       ---------

    Decrease in cash and cash equivalents                                  (237,380)     (1,261,278)

    Cash and cash equivalents at beginning of period                        523,953       1,643,521)
                                                                          ---------       ---------
    Cash and cash equivalents at end of period                           $  286,573      $  382,243)
                                                                          =========       =========
                See Notes to Consolidated Financial Statements

                     METALCLAD CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       For the Period Ended March 31, 1999
                                   (Unaudited)


           1. The accompanying unaudited financial statements of Metalclad Corporation and its subsidiaries (the "Company") have been prepared in accordance  with  the  instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (which consist only of normal recurring adjustments)  necessary  for  a  fair  presentation  have  been  included.
   Operating results for the three months ended March 31, 1999 are not necessarily indicative of what results will be for the year ending December 31, 1999. These statements should be read in conjunction with the consolidated financial statements and notes thereto and the report of independent public accountants which was modified due to substantial doubt about the Company s ability to continue as a going concern included in the Company's Form 10-K for the year ended December 31, 1998.

       2. During the fourth quarter of 1998, the Company committed to a plan to discontinue its Mexican operations and to seek to identify potential buyers for its Mexican business, consequently, the Company s Mexican operations are now classified as discontinued operations. The financial statements for the period ending March 31, 1998 have been reclassified to reflect this accounting so as to be consistent with the current presentation.

            The Company continues to pursue the sale of these operations, and believes that a transaction will be completed during 1999; however, no assurances can be given that the Company will be successful.

          3. The loss per share amounts for the three months ended March 31, 1999 and March 31, 1998 were computed by dividing the net loss by the weighted average shares outstanding during the applicable quarter.


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

   Results of Operations

           General. Historically, the Company s revenues were generated primarily by revenues in the United States from insulation and asbestos abatement services and revenues in Mexico from the collection of waste oils and solvents for recycling, placement and servicing of parts washing machines, brokering the disposal of waste and remediation services.

         Since November 1991, the Company has been actively involved in doing business in Mexico. The Company s initial focus was the development of facilities for the treatment, storage and disposal of industrial hazardous waste.

           During the fourth quarter of 1998, the Company determined that its efforts at building its business in Mexico would not be allowed to succeed. The Company s investment in El Confin has resulted in an arbitration under the NAFTA treaty, its investment in Aguascalientes has been blocked just prior to the project s completion, and its other business has been impacted due to the loss of these projects and the synergy they would have provided. Consequently, the Company has determined that its Mexican businesses must be sold to minimize future losses and that any further investment in Mexico should be halted. The Company will retain its investment in El Confin, with the operations of ARI and El Llano and the development activities of ECONSA held for sale.

        Insulation Business. Total revenues from the insulation business for the three months ended March 31, 1999 were $3,605,000 as compared to $2,588,000 for the comparable period ended March 31, 1998, an increase of 39%.

           Contract revenues for the three months ended March 31, 1999 were $3,494,000 as compared to $2,579,000 for the three months ended March 31, 1998, an increase of 35%. This increase is attributed to the Company s efforts to diversify its client base, including its entry into the commercial insulation market.

       Material sales were $110,000 for the quarter as compared to $5,000 for the comparable period.

           Total expenses for the three months ended March 31, 1999 were $3,466,000 as compared to $2,481,000 for the comparable period ended March

   31, 1998, an increase of 40%.

           Contract costs and expenses were $3,091,000 for the quarter as compared to $2,230,000 for the three months ended March 31, 1998, an increase of 39%. This increase is consistent with the Company s increase in revenues..

           Cost of material sales was $86,000 for the quarter as compared to $4,000, matching the increase in sales in this area.

         Selling, general and administrative costs for the three months ended March 31, 1999 were $289,000 as compared to $247,000 for the comparable period ended March 31, 1998, an increase of 17% and due to the increased volume of work in the quarter.

           Discontinued Operations. Loss from discontinued operations was $266,000 for the three months ended March 31, 1999 as compared to a loss of $349,000 for the quarter ended March 31, 1998. The $266,000 loss for the quarter ended March 31, 1999 has been charged to the accrual for losses on discontinued operations established in December 1998 and is not included in the current period consolidated loss.

           Corporate Expense. Corporate expenses were $511,000 for the three months ended March 31, 1999 as compared to $562,000 for the comparable period of 1998, a decline of 9%. This decline was achieved despite the increasing costs associated with the Company s pursuit of its claim under NAFTA by continued cost reductions and staffing reductions.

           Interest Income (Expense). Interest expense for the quarter ended March 31, 1999 was $84,000 as compared to interest expense of $30,000 for the comparable period. This is due to the addition of interest-bearing debt during the second half of 1998.

   Consolidated Results

          The Company experienced a net loss of $457,000 for the three months ended March 31, 1999 as compared to a net loss of $834,000 for the comparable period ended March 31, 1998, an improvement of 45%.

   Liquidity and Capital Resources

           In the fourth quarter of 1998, the Company committed to a plan to discontinue its Mexican operations and to seek potential buyers for its Mexican business. The Company is, however, retaining the El Confin landfill facility currently in an arbitration under the NAFTA. Although no further investments are being made in Mexico, the Company continues to rely upon additional capital to maintain its Mexican assets until sold, pursue its NAFTA arbitration and support its remaining operations.

           During the three months ended March 31, 1999, the Company received approximately $443,000 from the exercise of warrants under its warrant exchange program and an additional $500,000 from the exercise of warrants outside of any exchange offer. Additionally, the Company issued 385,000 shares of its common stock to certain employees of the Company in exchange for $108,000 in payroll obligations. In April 1999, the Company received an additional $250,000 from the exercise of warrants.

       The Company had working capital at March 31, 1999 of $592,000 compared to working capital deficit of $376,000 at December 31, 1998. The Company had cash and cash equivalents at March 31, 1999 of $287,000 and $524,000 at December 31, 1998. Cash used in continuing operations for the three months ended March 31, 1999 was $1,287,000 compared to $322,000 for 1998. Cash provided by discontinued operations for the three months ended March 31, 1999 was $358,000 compared to cash used of $623,000 for 1998. Cash used in operating activities for the three months ended March 31, 1999 was funded primarily by cash and cash equivalents on hand at the beginning of the year as well as the warrant exercises completed during the quarter.

           The Company believes that the insulation business will generate adequate cash flows from operations to meet its future obligations and e x penses relating to such operations. The Company will require substantial additional financing to continue pursuit of its NAFTA claim, and complete the sale of its Mexican operations, along with general and administrative expenses without revenues to offset such expenses. The Company is aware of its on going cash needs and continues to work with its warrant holders, investment bankers and other sources to meet its on going needs through December 31, 1999. Given the Company s decision to discontinue operations in Mexico, and sell its businesses, the cash requirements in Mexico greatly diminish. The Company believes it will obtain the necessary funds to continue its planned operations throughout 1999; however, no assurances can be given that such funds will be available to the Company as required.

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

        On October 13, 1997, the Company filed its detailed memorial with the NAFTA Tribunal, hearing the Company s claim related to its El Confin facility. On February 17, 1998, the United Mexican States ( Mexico ) responded to the Company s claim to the Tribunal. On August 21, 1998 the Company filed its Reply to Mexico and on May 3, 1999 Mexico filed its rejoinder. A pre-hearing conference has been scheduled for July 6, 1999 with a final hearing date set for August 30, 1999. A decision is expected shortly after the final hearing.

          The Company has devoted substantial resources in the pursuit of its claim before the NAFTA tribunal. It has given counsel broad authority in the employment of experts and others it feels necessary to properly pursue the Company s claim. The officers of the Company have also spent substantial amounts of time and resources in assisting the Company s NAFTA counsel and will continue to do so to completion. There is no assurance, however, that the Company will be successful. If it is not, the impact will be material and adverse. Management does not believe that a loss of its arbitration case would cause the Company to become insolvent or p r e vent it from conducting its domestic business, or in making acquisitions or mergers with others in similar businesses seeking a public market.


   Item 2.  Changes in Securities

       Not Applicable


   Item 3.  Defaults Upon Senior Securities

       Not Applicable


   Item 4.  Submission of Matters to a Vote of Security Holders

       Not ApplicableItem 5.  Other Information

       Not Applicable


   Item 6.  Exhibits and Reports on Form 8-K

       Not Applicable

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              METALCLAD CORPORATION

   Date:  May 15, 1999        By:   /s/Anthony C. Dabbene
                                 ---------------------------------
                                  Anthony C. Dabbene
                                  Chief Financial Officer
                                  (Principal Accounting Officer)