Form 10-Q
period 1999-06-30
METALCLAD CORP
filed 1999-08-16
CIK 13547

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   (Mark One)

   ( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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


        As of June 30, 1999, the registrant had 36,017,022 shares outstanding of its Common Stock, $.10 par value.







                     METALCLAD CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                    Page


   PART I.  FINANCIAL INFORMATION

   Item 1.  Consolidated Financial Statements:

   Consolidated Balance Sheets (unaudited) at June 30, 1999
   and December 31, 1998 . . . . . . . . . . . . . . . . . . . .    1-2

   Consolidated Statements of Operations for the three months
   and six months ended June 30, 1999 and 1998 (unaudited) . . .     3

   Consolidated Statements of Cash Flows for the six months
   ended June 30, 1999 and 1998 (unaudited). . . . . . . . . . .     4

   Notes to Consolidated Financial Statements. . . . . . . . . .     5

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations. . . .     5


   PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . .     9


   SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . .    11

   EXHIBIT 27. . . . . . . . . . . . . . . . . . . . . . . . . .    12





                                     PART I

                              FINANCIAL INFORMATION


   ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                     METALCLAD CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                   June 30,    December 31,
                                                                     1999          1998
                                                                 -----------   ------------
                                                                 (Unaudited)
    ASSETS

    Current assets:
      Cash and cash equivalents                                   $   165,904   $   523,953
      Accounts receivable, less allowance for doubtful
        accounts of $23,666 in June 1999 and $133,868 in
        December 1998                                               1,780,041       817,257
      Costs and estimated earnings in excess of billings
        on uncompleted contracts                                      185,847       143,672
      Inventories                                                     168,673       176,697
      Prepaid expenses and other current assets                        16,870        58,813
      Receivables from related parties                                114,422       190,492
                                                                    ---------     ---------
           Total Current Assets                                     2,431,757       910,884

      Property, plant and equipment, net                            4,670,339     4,631,097
      Net assets of discontinued operations                         1,333,719     1,754,677
      Goodwill, less accumulated amortization of $353,127
        in June 1999 and $305,579 in December 1998                    459,625       507,173
      Other assets                                                     25,838       245,834
                                                                    ---------     ---------
                                                                   $8,921,278    $9,049,665
                                                                    =========     =========






                         See Notes to Consolidated Financial Statements
                         METALCLAD CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (continued)

                                                                    June 30,   December 31,
                                                                      1999         1998
                                                                  -----------   -----------
                                                                  (Unaudited)
    LIABILITIES AND SHAREHOLDERS' EQUITY

    Current Liabilities:
      Accounts payable                                             $1,171,581    $1,031,244
      Accrued expenses                                                807,903     1,166,050
      Billings in excess of costs and estimated earnings
        on uncompleted contracts                                      101,094        71,280
      Current portion of long-term debt                                29,019        18,585
                                                                    ---------     ---------
             Total current liabilities                              2,109,597     2,287,159
      Long-term debt, less current portion                             80,564        51,959
      Convertible long-term notes                                   1,710,006     1,640,000
      Convertible subordinated debentures                           1,076,372     1,201,547
                                                                    ---------     ---------
             Total liabilities                                      4,976,539     5,180,665
                                                                    ---------     ---------

    Shareholders  equity:
      Preferred stock, par value $10; 1,500,000 shares authorized;
         none issued                                                        -             -
      Common stock, par value $.10; 80,000,000 shares authorized,
        36,017,022 and 30,569,122 issued and outstanding in June
        1999 and December 1998, respectively                        3,601,703     3,056,912
      Additional paid-in capital                                   58,136,115    57,404,880
      Accumulated deficit                                         (55,096,544)  (53,907,766)
      Officers  receivable collateralized by stock                   (556,425)     (544,906)
      Accumulated other comprehensive income                       (2,140,110)   (2,140,110)
                                                                    ---------     ---------
                                                                    3,944,739     3,869,010
                                                                    ---------     ---------
                                                                   $8,921,278    $9,049,665
                                                                    =========     =========






                 See Notes to Consolidated Financial Statements

                         METALCLAD CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                            For Six Months Ended    For Three Months Ended
                                             --------------------    ----------------------
                                              June 30,     June 30,    June 30,     June 30,
                                                1999         1998        1999        1998
                                              --------     --------    --------     -------
    Revenues-Insulation
      Contract revenues                     $7,479,848   $5,300,537  $3,985,351  $2,721,209
      Material sales                           184,328       21,648      73,500      16,466
      Other                                          -        3,500           -           -
                                             ---------    ---------   ---------   ---------
                                             7,664,176    5,325,685   4,058,851   2,737,675
    Operating costs and expenses-Insulation
      Contract costs and expenses            6,491,445    4,578,025   3,400,166   2,347,784
      Cost of material sales                   146,857       15,313      60,520      11,745
      Selling, general and administrative
        expenses                               604,876      522,998     316,126     275,875
                                             ---------    ---------   ---------   ---------
                                             7,243,178    5,116,346   3,776,812   2,635,404
                                             ---------    ---------   ---------   ---------

    Corporate expense                        1,108,350    1,364,488     597,037     802,748
                                             ---------    ---------   ---------   ---------

    Operating loss                            (687,352)  (1,155,149)   (314,998)   (700,477)
                                             ---------    ---------   ---------   ---------

    Interest expense                          (148,672)     (59,622)    (64,368)    (29,675)
                                             ---------    ---------   ---------   ---------
    Loss from continuing operations           (836,024)  (1,214,771)   (379,366)   (730,152)

    Loss from discontinued operations         (352,753)    (641,510)   (352,753)   (292,274)
                                             ---------    ---------   ---------   ---------
    Net loss                               ($1,188,777) ($1,856,281)  ($732,119)($1,022,426)
                                             =========    =========    ========   =========
    Weighted average number of common
      shares                                34,012,287   30,240,062  35,563,133  30,413,501
                                            ==========   ==========  ==========  ==========
    Loss per share of common stock,
      continuing operations--basic
      and diluted                             ($.02)       ($.04)      ($.01)       ($.02)
                                               ====         ====        ====         ====
    Loss per share of common stock,
      discontinued operations--basic
      and diluted                             ($.01)       ($.02)      ($.01)       ($.01)
                                               ====         ====        ====         ====
    Loss per share of common stock--
      basic and diluted                       ($.03)       ($.06)      ($.02)       ($.03)
                                               ====         ====        ====         ====

                 See Notes to Consolidated Financial Statements

                         METALCLAD CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     For Six Months Ended
                                                                            June 30,
                                                                      --------------------
                                                                        1999        1998
                                                                        ----        ----
    Cash flows from operating activities:
    Net loss                                                      ($1,188,777)  ($1,856,281)
      Adjustments to reconcile net loss to net cash used in
      operating activities:
        Loss from discontinued operations                             352,753       641,510
        Depreciation and amortization                                 139,545       108,540
        Issuance of stock for services                                108,000         8,440
        Changes in operating assets & liabilities:
        Decrease (increase) in accounts receivable                   (962,784)       72,167
        Decrease (increase)  in unbilled receivables                  (42,175)      159,711
        Decrease (increase) in inventories                              8,024       (16,194)
        Decrease in prepaid expenses and other assets                  41,943        86,100
        Decrease in receivables from related parties                   76,070        16,239
        Increase in accounts payable and accrued expenses             124,190       437,095
        Increase in billings over costs                                29,814        93,328
        Other                                                         227,188       (45,744)
                                                                    ---------     ---------
        Net cash used in continuing operations                     (1,086,208)     (295,039)
        Net cash used in discontinued operations                     (452,430)     (501,895)
                                                                    ---------     ---------
        Net cash used in operating activities                      (1,538,638)     (471,326)
                                                                    ---------     ---------
    Cash flows from investing activities:
      Capital expenditures--continuing operations                     (67,798)      (33,634)
      Capital expenditures--discontinued operations                         -      (437,692)
                                                                    ---------     ---------
      Net cash used in investing activities                           (67,798)     (471,326)
                                                                    ---------     ---------
    Cash flows from financing activities:
      Proceeds from long-term borrowings                              133,880             -
      Payments on long-term borrowings--continued operations         (150,000)            -
      Borrowings by officers, secured by stock (net)                  (11,519)      (11,529)
      Proceeds from issuance of common stock                                -        67,500
      Proceeds from exercise of warrants                            1,276,026       392,750
                                                                    ---------     ---------
      Net cash provided by financing activities                     1,248,387       428,721
                                                                    ---------     ---------
    Decrease in cash and cash equivalents                            (358,049)     (839,539)
    Cash and cash equivalents at beginning of period                  523,953     1,510,667
                                                                    ---------     ---------
    Cash and cash equivalents at end of period                     $  165,904    $  671,128
                                                                    =========     =========

                 See Notes to Consolidated Financial Statements

                         METALCLAD CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          For the Period June 30, 1999
                                  (Unaudited)

   1. The accompanying unaudited financial statements of Metalclad Corporation and its subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation have been included.
   Operating results for the six months ended June 30, 1999 are not necessarily indicative of what results will be for the year ending December 31, 1999. These statements should be read in conjunction with the consolidated financial statements and notes thereto and the report of independent public accountants which was modified due to substantial doubt about the Company s ability to continue as a going concern included in the Company's Form 10-K for the year ended December 31, 1998.

   2. During the fourth quarter of 1998, the Company committed to a plan to discontinue its Mexican operations and to seek to identify potential buyers for its Mexican business, consequently, the Company s Mexican operations are now classified as discontinued operations. The financial statements for the periods ending June 30, 1998 have been reclassified to reflect this accounting so as to be consistent with the current presentation.

        The Company continues to pursue the sale of these operations, and is presently in discussions with potential buyers for these operations. We continue to believe that a transaction will be completed during 1999;
   however, no assurances can be given that these discussions will be successful.

   3. For almost two years, the Company has been involved in an arbitration proceeding with the United Mexican States over the Company s completed, but unopened, landfill facility in San Luis Potosi, Mexico. At the pre-hearing conference on July 6, 1999, the Tribunal reaffirmed the schedule for the final hearing on the arbitration. The final hearing will commence on August 30, 1999 and is anticipated to be completed on September 10, 1999. A decision will follow completion of this hearing, but no definitive time frame can be provided (see Part II, Item 1--Legal Proceedings).

   4. On August 2, 1999 the Company was advised by The NASDAQ-AMEX Market Group that the Company has evidenced compliance with the requirements necessary for continued listing and, therefore, the Company will continued to be listed on The NASDAQ SmallCap Market and the hearing file is now closed.

   5. On July 30, 1999 the Company entered into an amendment of the terms of its Five-Year Zero Coupon Notes with the holder. The amendment included the conversion of accrued interest through July 30, 1999 into principal notes, the interest rate was adjusted from 9.3% to 12% effective July 31, 1999, the convertibility of the notes and the holder s redemption option on the notes was extended until the earlier of March 31, 2000 or completion of the NAFTA proceedings and the conversion rate per share will be at the lesser of 70% of the average market price per share or $2.50 per share. In no event, however, can the holder convert its principal into common shares such that it would result in the holder obtaining shares that would exceed 19.99% of the outstanding common stock of the Company. Should the holder exercise its right to convert the notes, all accrued interest would be forfeited. As part of this amendment, the note holder agreed to exercise certain of its warrants and to purchase $250,000 in additional notes.

   6. The loss per share amounts for the six months ended June 30, 1999 and June 30, 1998 were computed by dividing the net loss by the weighted average shares outstanding during the applicable quarter.


   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

       All statements, other than statements of historical fact, included in this Form 10-Q, including without limitation the statements under
     Management s Discussion and Analysis of Financial Condition and Results of Operations are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Metalclad Corporation (the Company ) to b e materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-Q. Such potential risks and uncertainties include, without limitation, the ability to commence operations at the Company s hazardous waste treatment sites under development, competitive pricing and other pressures from other businesses in the Company s markets, economic conditions generally and in the Company s primary markets, availability of capital, cost of labor, and other risk factors detailed herein and in other of the Company s filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this Form 10-Q and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements.

   Results of Operations (Six Months Ended June 30, 1999 and 1998)

           General. Historically, the Company s revenues were generated primarily in the United States from insulation and asbestos abatement services and in Mexico from the collection of waste oils and solvents for recycling, placement and servicing of parts washing machines, brokering the disposal of waste and remediation services.

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

       Insulation Business. Total revenues from the insulation business for the six months ended June 30, 1999 were $7,664,000 as compared to $5,326,000 for the comparable period ended June 30, 1998, an increase of 44%.

           Contract revenues for the six months ended June 30, 1999 were $7,480,000 as compared to $5,301,000 for the six months ended June 30, 1998, an increase of 41%. This increase is attributed to the Company s efforts to diversify its client base, including its entry into the commercial insulation market.

           Material sales were $184,000 for the six months as compared to $22,000 for the comparable period.

       Total expenses for the six months ended June 30, 1999 were $7,243,000 as compared to $5,116,000 for the comparable period ended June 30, 1998, an increase of 41%.

           Contract costs and expenses were $6,491,000 for the six months as compared to $4,578,000 for the six months ended June 30, 1998, an increase of 42%. This increase is consistent with the Company s increase in revenues.

       Cost of material sales was $147,000 for the six months as compared to $15,000, matching the increase in sales in this area.

          Selling, general and administrative costs for the six months ended June 30, 1999 were $605,000 as compared to $523,000 for the comparable period ended June 30, 1998, an increase of 16% and due to the increased volume of work in the period.

           Discontinued Operations. Loss from discontinued operations was $353,000 for the six months ended June 30, 1999 as compared to a loss of $642,000 for the six months ended June 30, 1998. The Company believes these losses will continue until a sale is completed, given that the Company will make no further investments in Mexico, consequently limiting working capital.

          Corporate Expense. Corporate expenses were $1,109,000 for the six months ended June 30, 1999 as compared to $1,364,000 for the comparable period of 1998, a decline of 19%. This decline was achieved despite the increasing costs associated with the Company s pursuit of its claim under NAFTA by continued cost reductions and staffing reductions.

       Interest Expense. Interest expense for the six months ended June 30, 1999 was $149,000 as compared to interest expense of $60,000 for the comparable period. This is due to the addition of interest-bearing debt during the second half of 1998.

   Consolidated Results

         The Company experienced a net loss of $1,189,000 for the six months ended June 30, 1999 as compared to a net loss of $1,856,000 for the comparable period ended June 30, 1998, an improvement of 36%.

   Impact of Year 2000

             During fiscal 1998, the Company initiated a plan to acquire and implement new business information systems which address the year 2000 issues. On January 1, 1999, the Company converted most of its primary internal systems to year 2000 compliant systems. The remaining systems are in the process of being converted and tested, with no material problems identified. All systems conversions and testing are expected to be completed prior to December 1, 1999. The Company is currently reviewing its contingency plan alternatives, including the modification of existing systems to eliminate year 2000 associated problems.

          To date, the Company has expended less than $100,000 and remaining expenditures will not be material.

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

           During the six months ended June 30, 1999, the Company received approximately $526,000 from the exercise of warrants under its warrant exchange program and an additional $750,000 from the exercise of warrants outside of any exchange offer. Additionally, the Company issued 385,000 shares of its common stock to certain employees of the Company in exchange for $108,000 in payroll obligations.

       During July 1999, the holder of the Company s $350,000 principal, 10% Convertible Subordinated Debentures due 2001 converted the debentures into common stock of the Company. Additionally, the holder of the Company s 7% Convertible Subordinated Debentures due 2001 converted $100,000 of the principal amount of the debentures into common stock of the Company. The Company believes the holder of these debentures intends to convert the remaining debentures into its common stock as well.

       The Company had working capital at June 30, 1999 of $321,000 compared to working capital deficit of $376,000 at December 31, 1998. The Company had cash and cash equivalents at June 30, 1999 of $166,000 and $524,000 at December 31, 1998. Cash used in continuing operations for the six months ended June 30, 1999 was $1,086,000 compared to $295,000 for 1998. Cash used by discontinued operations for the six months ended June 30, 1999 was $452,000 compared to cash used of $502,000 for 1998. Cash used in operating activities for the six months ended June 30, 1999 was funded primarily by cash and cash equivalents on hand at the beginning of the year as well as the warrant exercises completed during the six months.

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

           On October 2, 1996, having completed a long period of negotiation with the Mexican government on the opening of its hazardous waste landfill in San Luis Potosi, Mexico, the Company filed a Notice of Claim under the provision of the North American Free Trade Agreement. The notice was filed with the International Center for the Settlement of I n vestment Disputes (ICSID) in Washington, D.C. pursuant to the provisions of the NAFTA. On January 2, 1997, the Company filed its actual claim with the Tribunal, after which a three-member Tribunal was impaneled which includes one arbitrator from Mexico, one from the United States and a third, chosen jointly by the parties, from Great Britain. The first hearing was held in Washington, D.C. on July 15, 1997.

        Pursuant to the proceedings, the Company, on October 13, 1997, filed its Memorial, which included the Claim and all of the evidence supporting the Claim, including expert witness studies and the like. The basis of the Company s claim against Mexico is one likened to expropriation. The Company s position is since it is not being allowed to operate a legally authorized project, it has in essence been taken by the Mexican government and they should, therefore, be responsible for paying fair compensation under the provision of the NAFTA. A fair market valuation was done on behalf of the Company by an expert company, which indicated the fair market value of this business was $90,000,000.

        On February 17, 1998, the United Mexican States ( Mexico ) responded to the Company s claim to the Tribunal. On August 21, 1998 the Company filed its Reply to Mexico and on May 3, 1999 Mexico filed its rejoinder. A pre-hearing conference was completed on July 6, 1999 with the final hearing date set for August 30, 1999.

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

   Item 2.  Changes in Securities

          On June 2, 1999 the shareholders of the Company approved a reverse stock split of the Company s common stock in a ratio of one share for up to ten shares of its outstanding common stock.

           Pursuant to this approval, the Board of Directions of the Company approved a reverse split of the common shares in a ratio of one share for every ten shares. This reverse split was effective on The Nasdaq SmallCap Market on July 2, 1999.

   Item 3  Defaults Upon Senior Securities

       Not Applicable

   Item 4.  Submission of Matters to a Vote of Security Holders

        On June 2, 1999, the Company held its Annual Meeting of Shareholders in Newport Beach, California. The following matters were presented for the approval of the shareholders with the results presented:

           a. The election of five members to the Board of Directors of the Company, to serve until the next annual meeting. The results of the shareholders votes are as follows:

                                          For         Against
                                      ----------     ---------
                 Grant S. Kesler      29,887,554     1,053,430
                 Anthony C. Dabbene   29,887,554     1,053,430
                 Raymond J. Pacini    29,888,254     1,052,730
                 J. Thomas Talbot     29,887,554     1,053,430
                 Bruce H. Haglund     29,888,254     1,052,730

          b. To ratify the appointment of Moss Adams LLP as the independent public accountants of the Company for the year ended December 31, 1999. The results were as follows:

                 For:           30,300,241
                 Against:          487,365
                 Abstain:          153,378

       c. To consider and act upon a proposal to effect a one for up to ten reverse split of the common stock of the Company, provided that it becomes a necessary requirement of NASDAQ to maintain the Company s listing. The results were as follows:

                 For:           28,857,567
                 Against:        1,911,727
                 Abstain:          171,690

   Item 5.  Other Information

       Not Applicable

   Item 6.  Exhibits and Reports on Form 8-K

       Not Applicable

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          METALCLAD CORPORATION

   Date:  August 16, 1999                 By:  /s/Anthony C. Dabbene
                                          --------------------------------
                                            Anthony C. Dabbene
                                            Chief Financial Officer
                                            (Principal Accounting Officer)