Form 10-Q
period 1999-09-30
METALCLAD CORP
filed 1999-11-26
CIK 13547

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q


(Mark One)

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1999

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


     As of September 30, 1999, the registrant had 4,543,892 shares outstanding of its Common Stock, $.10 par value.



                METALCLAD CORPORATION AND SUBSIDIARIES

                          TABLE OF CONTENTS

                                                                      Page


PART I.  FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements:

     Consolidated Balance Sheets (unaudited) at September 30,
     1999 and December 31, 1998. . . . . . . . . . . . . . . . . .     1

     Consolidated Statements of Operations (unaudited) for the
     nine months ended September 30, 1999 and 1998 . . . . . . . .     2

     Consolidated Statements of Cash Flows (unaudited)
     for the nine months ended September 30, 1999 and 1998 . . . .     3

     Notes to Consolidated Financial Statements. . . . . . . . . .     4

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations. . . .     5


PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . .    11


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12

                                PART I

                        FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                METALCLAD CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS

                                                                                    September 30,   December 31,
                                                                                       1999           1998
                                                                                   ------------    -----------
                                                                                    (Unaudited)

    ASSETS
Current assets:
  Cash and cash equivalents                                                          $ 939,549     $  523,953
  Accounts receivable, less allowance for doubtful accounts of $23,715
    in September 1999 and $133,868 in December 1998                                  1,766,690        817,257
  Costs and estimated earnings in excess of billings on uncompleted contracts          228,221        143,672
  Inventories                                                                          189,871        176,697
  Prepaid expenses and other current assets                                             21,372         58,813
  Receivables from related parties                                                     108,677        190,492
  Net assets of discontinued operations                                                951,277      1,754,677
                                                                                     ---------      ---------
       Total Current Assets                                                          4,205,657        910,884
                                                                                     ---------      ---------

  Property, plant and equipment, net                                                 4,677,278      4,631,097
  Investment and capitalized costs in unconsolidated affiliates                              -              -
  Goodwill, less accumulated amortization of $376,901 in September 1999 and
    $305,579 in December 1998                                                          435,851        507,173
  Other assets                                                                          26,003        245,834
                                                                                     ---------      ---------
                                                                                    $9,344,789     $9,049,665
                                                                                     =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                                  $  894,655     $1,031,244
  Accrued expenses                                                                     810,503      1,166,050
  Billings in excess of costs and estimated earnings on uncompleted contracts           60,865         71,280
  Current portion of long-term debt                                                     46,669         18,585
                                                                                     ---------      ---------
         Total current liabilities                                                   1,812,692      2,287,159
  Notes payable                                                                         74,398         51,959
  Convertible long-term notes                                                        2,011,380      1,640,000
  Convertible subordinated debentures, less discounts                                1,008,761      1,201,547
                                                                                     ---------      ---------
         Total liabilities                                                           4,907,231      5,180,665
                                                                                     ---------      ---------
SHAREHOLDERS' EQUITY
  Preferred stock, par value $10; 1,500,000 shares authorized; none issued                   -              -
  Common stock, par value $.10; 80,000,000 shares authorized, 3,695,920 and
    3,056,912 issued and outstanding in September 1999 and December 1998,
    respectively                                                                       454,389        305,691
  Additional paid-in capital                                                        63,247,820     60,156,101
  Accumulated deficit                                                              (56,561,972)   (53,907,766)
  Officers' receivable collateralized by stock                                        (562,569)      (544,906)
  Cumulative foreign currency translation adjustment                                (2,140,110)    (2,140,110)
                                                                                     ---------      ---------
                                                                                     4,437,558      3,869,010
                                                                                     ---------      ---------
                                                                                    $9,344,789     $9,049,665
                                                                                     =========      =========

             See Notes to Consolidated Financial Statements
                METALCLAD CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             For Nine Months Ended         For Three Months Ended
                                                            -----------------------        ----------------------
                                                             Sept.30,      Sept.30,         Sept.30,     Sept.30,
                                                              1999           1998            1999          1998
                                                            ---------     ---------        ---------     ---------
Revenues--Insulation
  Contract revenues                                        $9,963,449    $7,881,005       $2,483,601    $2,580,468
  Material sales                                              209,159        50,444           24,831        28,796
  Other                                                        49,264         5,797           49,264         2,297
                                                           ----------     ---------        ---------     ---------
                                                           10,221,872     7,937,246        2,557,696     2,611,561
Operating costs and expenses--Insulation
  Contract costs and expenses                               8,733,309     6,860,260        2,241,864     2,282,235
  Cost of material sales                                      191,128        37,680           44,271        22,367
  Selling, general and administrative expenses                895,308       713,877          290,432       190,879
                                                           ----------     ---------        ---------     ---------

                                                            9,819,745     7,611,817        2,576,567     2,495,481


Corporate expense                                           2,050,887     2,002,535          942,537       638,047
                                                           ----------     ---------        ---------     ---------
               Operating Loss                              (1,648,760)   (1,677,106)        (961,408)     (521,967)
                                                           ----------     ---------        ---------     ---------
Interest expense                                             (207,589)     (112,466)         (58,917)      (52,834)
                                                           ----------     ---------        ---------     ---------
Loss from continuing operations                            (1,856,349)   (1,789,572)      (1,020,325)     (574,801)

Loss from discontinued operations                            (797,856)     (901,227)        (445,103)     (259,717)
                                                           ----------     ---------        ---------     ---------
               Net loss                                   ($2,654,205)  ($2,690,799)     ($1,465,428)  ($  834,518)
                                                            =========     =========        =========     =========


Weighted average number of common shares                    3,666,964     3,031,244        4,179,401     3,045,062

Loss per share of common stock, continuing
  operations--basic and diluted                              ($.50)        ($.59)           ($.24)        ($.19)

Loss per share of common stock, discontinued
  operations--basic and diluted                              ($.22)        ($.30)           ($.11)        ($.09)

Loss per share of common stock--basic and diluted            ($.72)        ($.89)           ($.35)        ($.27)















             See Notes to Consolidated Financial Statements

                METALCLAD CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             For Nine Months Ended
                                                                  September 30,
                                                        -----------------------------
                                                            1999              1998
                                                        ------------     ------------
Cash flows from operating activities:
Net loss                                                ($2,654,205)     ($2,766,346)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
  Loss from discontinued operations                         797,856          899,302
  Depreciation and amortization                             205,354          167,261
  Issuance of stock for services, interest and debt         588,333            8,441
  Changes in operating assets & liabilities:
    Decrease (increase) in accounts receivable             (949,433)         185,192
    Decrease (increase) in unbilled receivables             (84,549)               -
    Decrease (increase) in inventories                      (13,174)              12
    Decrease (increase) in prepaid expenses and
      other assets                                           37,441          172,087
    Decrease (increase) in receivables from
      related parties                                        81,815          (24,332)
    Increase (decrease) in accounts payable and
      Accrued expenses                                     (492,138)         198,378
    Increase in billings over costs                         (10,415)         137,648
    Other                                                   219,831                -
                                                          ---------        ---------
    Net cash used in continuing operations               (2,273,284)      (1,022,357)
    Net cash used in discontinued operations               (461,679)      (1,014,113)
                                                          ---------        ---------
    Net cash used in operating activities                (2,734,963)      (2,036,470)
                                                          ---------        ---------
Cash flows from investing activities:
  Capital expenditures--continuing operations              (145,395)        (283,493)
  Capital expenditures--discontinued operations                   -         (519,777)
                                                          ---------        ---------
  Net cash used in investing activities                    (145,395)        (803,270)
                                                          ---------        ---------

Financing activities:
  Proceeds from long-term borrowings                        688,476        1,350,329
  Payments on long-term borrowings--continued operations    (27,943)         (18,137)
  (Borrowings) by officers, secured by stock (net)          (17,663)         440,250
  Proceeds from exercise of warrants                      2,653,084                -
                                                          ---------        ---------
  Net cash provided by continuing operations              3,295,954        1,772,442
  Net cash provided (used) in discontinued operations             -
                                                          ---------        ---------
  Net cash provided by financing activities               3,295,954        1,772,442
                                                          ---------        ---------
Increase (decrease) in cash and cash equivalents            415,596       (1,067,298)

Cash and cash equivalents at beginning of period            523,953        1,510,667
                                                          ---------        ---------
Cash and cash equivalents at end of period               $  939,549       $  443,369
                                                          =========        =========

             See Notes to Consolidated Financial Statements

                 METALCLAD CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   For the Period September 30, 1999
                              (Unaudited)

1. The accompanying unaudited financial statements of Metalclad Corporation and its subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of what results will be for the year ending December 31, 1999. These statements should be read in conjunction with the consolidated financial statements and notes thereto and the report of independent public accountants which was modified due to substantial doubt about the Company's ability to continue as a going concern included in the Company's Form 10-K for the year ended December 31, 1998.

2. During the fourth quarter of 1998, the Company committed to a plan to discontinue its Mexican operations and to seek to identify potential buyers for its Mexican business, consequently, the Company's Mexican operations are now classified as discontinued operations. The financial statements for the period ending September 30, 1998 have been reclassified to reflect this accounting so as to be consistent with the current presentation.

    In October 1999, the Company completed the sale of these operations in exchange for an initial cash payment of $125,000 and a series of payments based upon achievement of certain milestones and the assumption of all liabilities. Future financial presentations will reflect this event.

3. For approximately three years, the Company has been involved in an arbitration proceeding with the United Mexican States over the Company's completed, but unopened, landfill facility in San Luis Potosi, Mexico. The final hearing in these proceedings commenced August 30, 1999 and was completed on September 9, 1999. Post hearing briefs were filed by the parties on November 9, 1999 and a decision is anticipated in January, 2000.

4. In October, 1999 the Company announced the signing of a non-binding letter of intent for the sale of its insulation contracting subsidiaries to PDG Environmental, Inc. ("PDG"). The letter of intent provides for the sale of PDG of all Metalclad's shares of its insulation subsidiaries in consideration of 3.4 million shares of PDGE common stock and warrants to purchase up to an additional 4.4 million shares of PDGE common stock at an exercise price of $.75 per share. PDG's common stock closed at $0.47 on October 20, 1999. The PDG warrants will expire twelve months after the closing of the sale and may be exercised for cash or shares of Metalclad common stock valued at the lesser of 1.5 times Metalclad's book value per share or 90% of the average of the closing bid and ask prices of Metalclad common stock for the ten trading days prior to the exercise.

     Both companies are completing due diligence and other requisite activities with the objective of executing a definitive agreement and closing during the fourth quarter of 1999. The sale also requires the consent of the holder of the Company's zero coupon notes. There is no assurance that this transaction will be completed.

5. The loss per share amounts for the nine months ended September 30, 1999 and September 30, 1998 were computed by dividing the net loss by the weighted average shares outstanding during the applicable quarter.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATION

    All statements, other than statements of historical fact, included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Metalclad Corporation (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-Q.
Such potential risks and uncertainties include, without limitation, the ability to commence operations at the Company's hazardous waste treatment sites under development, competitive pricing and other pressures from other businesses in the Company's markets, economic conditions generally and in the Company's primary markets, availability of capital, cost of labor, and other risk factors detailed herein and in other of the Company's filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this Form 10-Q and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements.

Results of Operations

    General. Historically, the Company's revenues were generated primarily by revenues in the United States from insulation and asbestos abatement services and revenues in Mexico from the collection of waste oils and solvents for recycling, placement and servicing of parts washing machines, brokering the disposal of waste and remediation services.

    Since November 1991, the Company has been actively involved in doing business in Mexico. The Company's initial focus was the development of facilities for the treatment, storage and disposal of industrial hazardous waste.

    During the fourth quarter of 1998, the Company determined that its efforts at building its business in Mexico would not be allowed to succeed. The Company's investment in El Confin has resulted in an arbitration under the NAFTA treaty, its investment in Aguascalientes has been blocked just prior to the project's completion, and its other business has been impacted due to the loss of these projects and the synergy they would have provided. Consequently, the Company has determined that its Mexican businesses must be sold to minimize future losses and that any further investment in Mexico should be halted. The Company will retain its investment in El Confin, with the operations of ARI and El Llano and the development activities of ECONSA held for sale. The Company's investment in its "El Confin" hazardous waste facility will be disposed of in accordance with the resolution of its pending NAFTA claim. (See Note C.)

    Insulation Business. Total revenues from the insulation business for the nine months ended September 30, 1999 were $20,222,000 as compared to $7,937,000 for the comparable period ended September 30, 1998, an increase of 29%.

    Contract revenues for the nine months ended September 30, 1999 were $9,963,000 as compared to $7,881,000 for the nine months ended September 30, 1998, an increase of 26%. This increase is attributed to the Company's efforts to diversify its client base, including its entry into the commercial insulation market. The Company's accounts receivable have also increased due to the increased contract revenues and the timing of cash receipts.

    Material sales were $209,000 for the nine months as compared to $50,000 for the comparable period.

    Total expenses for the nine months ended September 30, 1999 were $9,820,000 as compared to $7,612,000 for the comparable period ended September 30, 1998, an increase of 29%.

    Contract costs and expenses were $8,733,000 for the nine months as compared to $6,860,000 for the nine months ended September 30, 1998, an increase of 27%. This increase is consistent with the Company's increase in revenues.

    Cost of material sales was $191,000 for the nine months as compared to $38,000, matching the increase in sales in this area.

    Selling, general and administrative costs for the nine months ended September 30, 1999 were $895,000 as compared to $714,000 for the comparable period ended September 30, 1998, an increase of 25% and due to the increased volume of work in the period.

    Discontinued Operations. Due to losses incurred in excess of Company estimates at the measurement date, the Company recorded additional losses from discontinued operations was $798,000 for the nine months ended September 30, 1999, net of previously accrued loses of $450,000 at December 31, 1998. The Company believes these losses may continue until a sale is completed, given that the Company will make no further investments in Mexico, consequently limiting working capital. However, management cannot reasonably estimate these losses. Future losses, if any, will be charged to operations as incurred.

    Corporate Expense. Corporate expenses were $2,051,000 for the nine months ended September 30, 1999 as compared to $2,003,000 for the comparable period of 1998, an increase of 2%. This increase is attributed to the increasing costs associated with the Company's pursuit of its claim under NAFTA and the costs associated with the final hearing.

    Interest Expense. Interest expense for the nine months ended September 30, 1999 was $2,080,000 as compared to interest expense of $112,000 for the comparable period. This is due to the addition of interest-bearing debt during the second half of 1998 and amendments to the zero coupon notes increasing the interest rate during 1999.

Consolidated Results

    The Company experienced a net loss of $2,654,000 for the nine months ended September 30, 1999 as compared to a net loss of $2,691,000 for the comparable period ended September 30, 1998, a decrease of 1%.

Impact of Year 2000

        Certain computer programs written with two digits rather than four to define the applicable year may experience problems handling dates beyond the year 1999. This may cause computer applications to fail or create erroneous results unless corrective measures are taken. The Year 2000 ("Y2K") problem can arise at any point in the Company's supply and customer chains. The Company acknowledges that its failure to resolve a material Y2K issue could result in the interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations. In addition, the Company could be materially impacted by the widespread economic or financial market disruption by Y2K computer system failures at suppliers, customers and other third parties. Possible risks of Y2K failure could include, among other things, delays or errors with respect to payments and third party delivery of materials.

     During fiscal 1998, the Company initiated a plan to assess its Y2K exposure. The Company's Y2K project is expected to significantly reduce the Company's level of uncertainty and exposure to the Y2K issue. In connection with this assessment, the Company initiated a plan to acquire and implement new business systems that will address its Y2K issues. To date, the Company has not identified any operating systems, either of its own or of a material third party relationship, that present a material risk of not being Y2K ready or for which a suitable alternative cannot be implemented. The Company believes that it will have all of its own systems Y2K compliant by December 1, 1999.

     As part of the Company's assessment of the risk of the Y2K problem, the Company's relationships with significant suppliers, customers, and other third parties are being examined to determine the status of these third parties' efforts to comply with the Y2K requirements. There is no assurance that such third parties will not suffer a Y2K business disruption. While it is conceivable that such failures could have a material adverse effect on the Company's liquidity, financial condition and results of its operations, management believes that the risk is low.

     The following outlines the various phases of the Company's Y2K project, as well as the expected completion date of the phase:


                                                               Expected
           Description of Task                               Completion
                                                                Date
-------------------------------------------------------    -------------

Address Compliance of IT Systems with Year 2000 issues:
 --Address Business Information IT System                    12/31/1998*
 --Address Operations IT System                              12/31/1998*

Assessment of third-Party Risk regarding Y2K issues          11/15/1999

Assessment of Non-IT Systems                                 06/30/1999

Update of IT Systems to meet Year 2000 requirements          10/15/1999*

Development of contingency plan for non-compliance of
systems to Y2K requirements                                  11/30/1999

-----------------
*Completed


     The Company's ability to complete the Y2K modifications in the timeline outlined above is dependent upon numerous factors, including the ability of third party software and hardware suppliers to make necessary modifications to current versions of their products, the availability of resources to install and test the modified systems and other factors. Accordingly, there can be no assurance that these modifications will be successful. If the Company is not successful in the above implementation, management will consider the necessity of implementing a contingency plan to mitigate any adverse effects associated with the Y2K issue. At this time, management does not have such a plan.

         To date, the Company's effort to modify its accounting and information systems to comply to the Y2K requirements has been focused on its core business applications (i.e. systems used for the Company's day-to-day operations). As of December 31, 1998, the Company has spent approximately $40,000 to modify its computer systems (including software) to process dates beyond 12/31/99. The Company does not estimate that its future costs related to its Y2K initiatives will be material. The Company currently anticipates that all of its operating systems will be Y2K compliant well before January 1, 2000, and that the Y2K issue will not have a material adverse effect upon the Company's liquidity, financial position or results of operations.

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

     During the nine months ended September 30, 1999, the Company received approximately $2,653,000 from the exercise of warrants. Additionally, the Company issued 385,000 shares of its common stock to certain employees of the Company in exchange for $108,000 in payroll obligations.

     During July 1999, the holder of the Company's $350,000 principal, 10% Convertible Subordinated Debentures due 2001 converted the debentures into common stock of the Company. Additionally, the holder of the Company's 7% Convertible Subordinated Debentures due 2001 converted $100,000 of the principal amount of the debentures into common stock of the Company. The Company believes the holder of these debentures intends to convert the remaining debentures into its common stock as well.

     On July 30, 1999 the Company entered into an amendment of the terms of its Five-Year Zero Coupon Notes with the holder. The amendment included the conversion of accrued interest through July 30, 1999 into principal notes, the interest rate was adjusted from 9.3% to 12% effective July 31, 1999, the convertibility of the notes and the holder's redemption option on the notes was extended until the earlier of March 31, 2000 or completion of the NAFTA proceedings and the conversion rate per share will be at the lesser of 70% of the average market price per share or $2.50 per share. In no event, however, can the holder convert its principal into common shares such that it would result in the holder obtaining shares that would exceed 19.99% of the outrstanding common stock of the Company. Should the holder exercise its right to convert the notes, all accrued interest would be forfeited.
As part of this amendment, the note holder agreed to exercise certain of its warrants and to purchase $250,000 in additional notes.

     During August and September 1999, the company issued $360,000 in additional three-year 10% Convertible Subordinated Debentures on terms similar to the previously issued debentures.

     The Company had working capital at September 30, 1999 of $2,393,000 compared to working capital of $1,379,000 at December 31, 1998. The Company had cash and cash equivalents at September 30, 1999 of $940,000 and $524,000 at December 31, 1998. Cash used in continuing operations for the nine months ended September 30, 1999 was $2,273,000 compared to $1,022,000 for 1998. Cash used by discontinued operations for the nine months ended September 30, 1999 was $462,000 compared to cash used of $1,014,000 for 1998. Cash used in operating activities for the nine months ended September 30, 1999 was funded primarily by cash and cash equivalents on hand at the beginning of the year as well as the warrant exercises and issuances of convertible debt completed during the nine months.

         For the nine months ended September 30, 1999 the Company generated negative cash flow from continuing operations of $2,273,000, of which $458,000 in negative cash flow related to the insulation business due primarily to larger than usual collection of accounts receivable in December 1998. The remaining negative cash flow is related to corporate activities, primarily the Company's NAFTA claim. The Company will require substantial additional financing to continue pursuit of its NAFTA claim, and complete the sale of its Mexican operations, along with general and administrative expenses without revenues to offset such expenses. The Company is aware of its on going cash needs and continues to work with its investment bankers and other sources to meet its on going needs through December 31, 1999. Given the Company's decision to discontinue operations in Mexico, and sell its businesses, the cash requirements in Mexico greatly diminish. The Company believes it will obtain the necessary funds to continue its planned operations throughout 1999; however, no assurances can be given that such funds will be available to the Company as required.

Foreign Currency Translation

     Effective January 1, 1999, Mexico is no longer considered to be "highly inflationary". However, the Company is discontinuing its Mexican operations, therefore, the impact of this change had no effect on the Company's financial statements.

                                PART II

                           OTHER INFORMATION

Item 1.  Legal Proceedings

     Given the Company's long history in the insulation business and in the sale of insulation materials, it is subject to various claims related to prior asbestos related business as well as its current business. The number of these claims is over 300, the Company believes it has adequate insurance in place and had adequate insurance in prior years and is vigorously defending all claims. The Company does not believe that these claims, individually or in the aggregate, will have a material adverse effect on its financial condition.

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

     Pursuant to the proceedings, the Company, on October 13, 1997, filed its Memorial, which included the Claim and all of the evidence supporting the Claim, including expert witness studies and the like. The basis of the Company's claim against Mexico is one likened to expropriation. The Company's position is since it is not being allowed to operate a legally authorized project, it has in essence been taken by the Mexican government and they should, therefore, be responsible for paying fair compensation under the provision of the NAFTA. A fair market valuation was done on behalf of the Company by an expert company, which indicated the fair market value of this business was $90,000,000.

     On August 30, 1999 the final hearing commenced in Washington, D.C. and was completed on September 9, 1999. Post hearing briefs were filed on November 9, 1999 and the final decision of the tribunal is expected in January 2000.

     The Company has devoted substantial resources in the pursuit of its claim before the NAFTA tribunal. It has given counsel broad authority in the employment of experts and others it feels necessary to properly pursue the Company's claim. The officers of the Company have also spent substantial amounts of time and resources in assisting the Company's NAFTA counsel and will continue to do so to completion. There is no assurance, however, that the Company will be successful. If it is not, the impact will be material and adverse. Management does not believe that a loss of its arbitration case would cause the Company to become insolvent or prevent it from conducting its domestic business, or in making acquisitions or mergers with others in similar businesses seeking a public market.

Item 2.  Changes in Securities

     On June 2, 1999 the shareholders of the Company approved a reverse stock split of the Company's common stock in a ratio of one share for up to ten shares of its outstanding common stock.

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

     None

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

     Form 8-K, dated October 20, 1999, regarding the Company's sale of some of its Mexican operations.


                               SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       METALCLAD CORPORATION

Date: November 24, 1999                By:  /s/Anthony C. Dabbene
                                       --------------------------------
                                         Anthony C. Dabbene
                                         Chief Financial Officer
                                         (Principal Accounting Officer)