Form 10-K/A
period 1998-12-31
METALCLAD CORP
filed 2000-02-09
CIK 13547

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                     --------------------------------
                              FORM 10-K/A

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

                                 PART I

     All statements, other than statements of historical fact, included in this Form 10-K, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business", are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Such forward-looking statements involve assumptions, known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Metalclad Corporation (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-K. Such potential risks and uncertainties include, without limitation, the ability to profitably dispose of the Company's businesses in Mexico, the outcome of the Company's NAFTA claim for damages against Mexico, competitive pricing and other pressures from other businesses in the Company's markets, economic conditions generally and in the Company's primary markets, availability of capital, cost of labor, and other risk factors detailed herein and in other of the Company's filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this Form 10-K and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements.

     This Form 10-K Amendment No. 1 to Form 10-K which amends the 1998 Annual Report includes the following primary changes: the Company has included all Mexican operations, including the unopened landfill in San Luis Potosi, in discontinued operations. Previously, the Company included the landfill and the costs of its ongoing NAFTA arbitration, in continued operations, pending resolution of the claim. Consequently, this amendment includes the landfill and all associated costs of its NAFTA claim, in discontinued operations, since the Company believes it will not open the landfill and the NAFTA claim will determine the landfill's disposition.

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

     Industrial waste services are conducted by Administracion de Residuos Industriales, S.A. de C.V. ("ARI"). ARI's business is comprised of waste collection, placement and servicing of parts-washing machines, recycling, fuels blending and transportation. ARI currently operates through a network of branch offices, strategically located in Mexico City, Guadalajara, Puebla, Tampico, Monterrey, Guanajuato, San Luis Potosi, Veracruz and Coatzacoalcos. In addition, it operates a fuel blending and recycling facility in Tenango. ARI's headquarters are in Mexico City.

     Treatment and disposal operations have not progressed beyond the development stage. The Company's completed landfill and treatment facility, known as "El Confin", located in the State of San Luis Potosi has not been allowed by the Mexican government to open and now is the subject of the Company's claim under the North American Free Trade Agreement ("NAFTA"). See "Item 3 - Legal Proceedings" and Note C of the Financial Statements.

     Since 1997, the Company has been developing another waste treatment and disposal facility in the State of Aguascalientes. Construction began in February 1998 but was interrupted in September 1998 by protestors and remained inactive through year-end. The state government of Aguascalientes has been alternately willing and unwilling to enforce their laws and protect the Company's investment. On October 1, 1998 the Company announced that it would suspend further investment in Mexico and it would stop further attempts to develop and construct the Aguascalientes project until the settlement of the Company's NAFTA claim and until the state government of Aguascalientes demonstrated a willingness to enforce their laws and protect the Company's investment. The project as of this writing is approximately 90% complete.

     Another expression of the opposition of the Mexican Federal Government to the Company and its projects is demonstrated by the unwillingness of the federal development bank, Banco Nacional De Obras Y Servicios Publicos, S.N.C. (BANOBRAS), to approve financing for the Company's project in Aguascalientes. The Company received conceptual approval for financing in August 1997 and had expected final approval on February 25, 1998. Because of a request made by a senior Mexican official the bank has indicated it would have to "review" our loan application. During the remainder of the 1998 the Company had no further word from BANOBRAS, and has concluded that the bank has no serious interest in ever giving final approval to the Company's request for financing.

     Because of these most recent experiences in Aguascalientes, and because the Mexican Government has not shown any serious willingness to settle the Company's NAFTA claim short of final arbitration, on October 1, 1998 the management of the Company committed to a plan to discontinue its Mexican operations and to seek to identify potential buyers for its Mexican business. The Company's Mexican operations are now being classified as discontinued operations, held for sale. The Company believes it will be able to complete a sale of its Mexican business during the next twelve months. The Company is also considering the filing of a second NAFTA claim concerning the Aguascalientes project, but has not yet determined a final course of action.

     Development activities in the past have been conducted by Ecosistemas Nacionales, S.A. de C.V. ("ECONSA"). ECONSA's primary business is the development and permitting of industrial waste treatment and landfill facilities in strategic locations in Mexico. The Company believes ECONSA's development activities have value to another company willing to complete the projects identified by ECONSA.

     Insulation and Asbestos Abatement Contracting. Metalclad Insulation Corporation provides insulation and asbestos abatement services to a largely industrial clientele, primarily on the West Coast. The Company provides labor and material supply services to a wide range of industrial and commercial clients. Insulation services include the installation of high- and low-temperature insulation on pipe, ducts, furnaces, boilers, and other types of industrial equipment and commercial applications. Asbestos abatement services include removal and disposal of asbestos-containing products in similar applications. The Company fabricates specialty items for the insulation industry and sells insulation material and accessories incident to its services business to its customers as well as to other contractors. A diverse list of clientele includes refineries, utilities, chemical/petrochemical plants, manufacturing facilities, commercial/ manufacturing installations and buildings, and various government facilities.

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

     The Company's Mexican subsidiaries include Ecosistemas Nacionales, S.A. de C.V. (ECONSA), Ecosistemas del Potosi, S.A. de C.V., formerly known as Eco Administracion, S.A. de C.V. ("ECOPSA"), Quimica Omega, S.A. de C.V. ("QUIMICA OMEGA"), Consultoria Ambiental Total, S.A. de C.V. ("CATSA"), Confinamiento Tecnico de Residues Industriales, S.A. de C.V. ("COTERIN"), Administracion de Residuos Industriales, S.A. de C.V. (ARI) and Ecosistemas
El Llano, S.A. de C.V. ("El Llano").   Each of the Mexican subsidiaries is
a corporation of variable capital (sociedad anonima de capital variable).

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

(b)  Subsequent Events

     1. Since the Company's decision to sell its businesses in Mexico, made in the fourth quarter of 1998, the Company has pursued several opportunities and is currently negotiating with parties interested in the Company's businesses in Mexico. The Company believes that it will be successful in concluding its activities in Mexico in such a way as to obtain return of its investment and still not diminish the potential claim the Company may have against Mexico for its interference in the Company's businesses there. However, no assurances can be given that these efforts will be successful.

     2. On October 13, 1997, the Company filed its detailed "Memorial" with the NAFTA Tribunal hearing the Company's claim related to its "El Confin" facility. On February 17, 1998, the United Mexican States ("Mexico") responded to the Company's claim to the Tribunal by filing a "Counter-Memorial". The Company filed a "Reply" brief on August 21, 1998. Mexico must now file its final brief known as a "Rejoinder" by April 19, 1999. The Company was notified on March 5, 1999 that a pre-hearing conference has now been scheduled in Washington, D.C. for July 6, 1999 with the final hearing on the case scheduled to take place on August 30, 1999. A final decision by the tribunal is expected to follow shortly after the final hearing.

     3. In March 1999 the Company accepted the resignations of three Directors of the Company, Messrs. Guerra, Morales, and Akle. There were no disputes with any of the resigning Directors but each felt unable to make further contributions to the Company given the decision to discontinue any further investments in Mexico. Mr. Guerra will retain his position as the Director General of all Mexican operations.

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

         Raymond J. Pacini, President and CEO of California Coastal
Committee.

         J. Thomas Talbot, owner of the Talbot Company.

         Bruce H. Haglund has previously served as a Director the Company and also serves as the Company's Secretary and General Counsel.

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

(c)  Financial Information About Industry Segments

     The Company, through MIC and MEC, is engaged in insulation services, asbestos abatement services, and insulation material sales, such activities constituting one industry segment. The development and operation of the industrial waste treatment business, commenced in November 1991 through ECO-MTLC and now conducted by the Company's Mexican subsidiaries, had previously been reported as a separate industry segment for 1995, 1996 and 1997 and is now being reported as discontinued operations.

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

     Business in the United States. Metalclad Insulation Corporation specializes in insulation and asbestos abatement services primarily on the West Coast. The Company provides labor and material supply services to a wide range of industrial and commercial clients. Insulation services include the installation of high- and low-temperature insulation on pipe, ducts, furnaces, boilers, and other types of industrial equipment and commercial applications. Asbestos abatement services include removal and disposal of asbestos-containing products in similar applications. The Company fabricates specialty items for the insulation industry and sells insulation material and accessories incident to its services business to its customers as well as to other contractors. A diverse list of clientele includes refineries, utilities, chemical/petrochemical plants, manufacturing facilities, commercial/manufacturing installations and buildings, and various government facilities.

Mexican Business

     Due to the Company's decision to discontinue its Mexican businesses, the Company has no ongoing business in Mexico other than the business currently being conducted by ARI.

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

     The Company requires the use of protective equipment and sponsors periodic medical examination of all field employees. During removal procedures, ACM is generally wetted to minimize fiber release and filtration devices are used to reduce contamination levels. Air monitoring to determine asbestos fiber contamination levels is conducted on all abatement projects involving the removal of friable asbestos. The Company has a comprehensive policy and procedure manual that covers all activities of an asbestos abatement project and the specific responsibilities and implementation of Company procedures and policies to be followed on each project. The manual is reviewed periodically by management and updated to insure compliance with federal, state, and local regulations, to include information from in-house project reviews findings, and to include updated information regarding industry practices. To separate its responsibilities and to limit liability, the Company utilizes third party, unaffiliated laboratories for asbestos sampling analysis and licensed independent waste haulers for the transportation and disposal of asbestos waste from its projects.

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

     Curtom-Metalclad Joint Venture. In 1989, the Company entered into a joint venture with a minority service firm, which qualifies for preferential contract bidding because of minority status, with the Company owning a 49% interest in the joint venture. The joint venture, known as "Curtom-Metalclad," submits bids for insulation and asbestos abatement services. When contracts are obtained by the joint venture, the Company performs the work specified in the contract as a subcontractor to the joint venture. The Company also receives an interest in 49% of the profits or losses of the joint venture.

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

     Customers. The Company's insulation customers are categorized as Industrial or Commercial. The industrial customers are predominately public utilities (power, natural gas and water/water treatment), major oil companies for oil refineries and petrochemical plants, chemical and food processors, other heavy manufacturers, and engineering/construction companies. The Commercial customers are primarily government installations, schools, hospitals, institutions, an array of manufacturing/commercial facilities, and the general or mechanical construction contractors. The Company anticipates that a significant portion of its revenues in 1999 will continue to be from work performed for Southern California Edison, ARCO, and Texaco.

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

     Backlog. The Company's backlog for insulation services at December 31, 1998, and December 31, 1997 was $7,200,000 and $5,500,000, respectively.
Backlog is calculated in terms of estimated revenues on fixed-price and cost-plus projects in progress or for which contracts have been executed. The Company believes that backlog as of any date is not necessarily indicative of future revenues. The Company estimates that its entire backlog as of December 31, 1998 will be completed during the next twelve months. The majority of the Company's present business is on cost-plus contracts for which backlog is estimated. The Company fulfills product and supply orders promptly, and there is no backlog in the material sales business.

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

     David Duclett has been employed by the Company since 1977 and has been Vice President of Marketing and Sales of Metalclad Insulation and Metalclad Environmental since 1989. He was appointed President in May 1998. Mr. Duclett's main responsibility is to lead the Company and further the objectives of the Board while establishing and building long-term client relationships. He has negotiated and managed contracts for both industrial and commercial work, with concentration on refinery and utility maintenance work and hi-rise commercial buildings.

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

     In May 1997, a jury found Texaco oil refinery, a client of the Company, 55% liable for injuries and damages sustained by a Metalclad Insulation employee while working at the Wilmington, California refinery. The jury determined that Texaco's portion of the damages amounted to $5.5 million. Under terms of the Company's contract with Texaco, certain indemnities may be applied. The Company had project specific, as well as other insurance policies in effect at the time of the injury. This award has been appealed and the ultimate outcome cannot be predicted; however, the Company maintained separate, project-specific insurance coverage, which it believes is adequate to address any potential exposure.

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

     On October 13, 1997, the Company filed its detailed memorial with the NAFTA Tribunal, hearing the Company's claim related to its "El Confin" facility. On February 17, 1998, the United Mexican States ("Mexico") responded to the Company's claim to the Tribunal. On August 21, 1998 the Company filed its Reply to Mexico and on April 19, 1999 Mexico is due to file its rejoinder. A pre-hearing conference has been scheduled for July 6, 1999 with a final hearing date set for August 30, 1999. A decision is expected shortly after the final hearing.

     If a favorable decision were received by the Company, any damages awarded to the Company would be payable by the United Mexican States and would be an obligation of the government of Mexico. Both NAFTA and other international treaties provide mechanisms for ensuring collection and it is anticipated that any damages would be collected in the year 2000.

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


                                        Year          Year       7 Months       Year         Year       Year
                                       Ended         Ended         Ended       Ended         Ended      Ended
                                       Dec 31,       Dec 31,      Dec 31,      May 31,       May 31,   May 31,
                                      --------       -------      -------      -------      -------    -------
                                                       (in thousands, except per share amounts)
Statement of Operations Data (1)

Revenues from
  continuing operations               $10,009        $8,971        $5,519      $11,445      $15,724   $16,249
Loss from continuing operations        (1,775)       (2,000)       (1,706)      (5,630)      (6,287)   (1,449)
Loss from discontinued operations (2)  (3,003)       (2,610)       (1,574)      (1,150)      (9,112)   (3,443)
Net loss                               (4,778)       (4,610)       (3,280)      (6,780)     (15,399)   (4,892)

Earnings per share:
Net loss per common share, continued
  operations - basic and diluted       $(0.06)        $(0.07)       $(0.06)      $(0.25)     $(0.46)   $(0.16)
Net loss per common share,
  discontinued operations   basic
  and diluted                          $(0.10)        $(0.09)       $(0.05)      $(0.05)     $(0.67)   $(0.40)


Balance Sheet Data

Total assets                          $11,288       $11,533       $14,106      $16,554      $10,710   $18,311
Convertible notes                       1,640         1,500             -            -        2,050     2,662
Convertible debentures (3)              1,202            20           229          239        8,636     8,755

------------------------

(1)  In the fourth quarter of 1998, the Company committed to a plan to discontinue its operations in Mexico and to seek a buyer.  Consequently, the Statement of Operations Data has been restated to reflect this decision.

(2)  Includes $6,378,000 write off in May 1995 of the goodwill associated with the May 1994 purchase of QUIMICA
OMEGA.  See Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations"

(3)  During the year ended May 31, 1996 a substantial portion of the convertible subordinated debentures were converted into shares of common stock.  Additionally, $2,100,000 of the Company's long term debt was converted into equity.  See Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations".


     No dividends were paid or declared during the years ended December 31, 1998 or 1997, the seven months ended December 31, 1996, or the fiscal years ended May 31, 1996, 1995 or 1994.


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which are subject to the "safe harbor" created by those sections. The Company's actual future results could differ materially from those projected in the forward-looking statements. The Company assumes no obligation to update the forward-looking statements or such factors.

Presentation of Financial Statements

     The financial statements of the Company reflect the Company's on going business in the insulation contracting segment and the discontinuance of its waste management segment in Mexico. The net assets of the Company's business in Mexico are now classified as discontinued operations. Financial statements of prior periods have been restated to reflect the Company's decision to discontinue operations in Mexico.

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

Results of Operations

General.  Historically, the Company's revenues were generated primarily by
(i) revenues in the United States from insulation services and sales of insulation products and related materials; and (ii) revenues in Mexico from the collection of waste oils and solvents for recycling, rental of parts washing machines, brokering the disposal of waste and remediation services.

     As discussed in Note B to the Consolidated Financial Statements, the Company committed to a plan to discontinue its operations in Mexico and to seek a buyer. While no assurances can be made, it is anticipated that a sale will be completed in fiscal 1999. The loss from discontinued operations during fiscal 1998 includes a provision for anticipated closing costs and operating losses until disposal of $450,000. Based on information currently available, the Company does not anticipate that it will incur a loss on the sale of the reported net assets of the discontinued operations. However, upon completion of a sale, the Company will be required to record a one-time charge of approximately $2,140,000 related to accumulated foreign currency translation losses that are currently recorded as a component of stockholder's equity.

                 Twelve Months Ended December 31, 1998
           Compared to Twelve Months Ended December 31, 1997

     Insulation Business. Total revenues were $10,009,000 in 1998 as compared to $8,971,000 for 1997, an increase of 12%. This increase is attributed to work performed under the Company's various maintenance agreements, particularly with ARCO, and the Company's continuing efforts in the commercial insulation market.

     Contract and material costs and expenses were $8,620,000 in 1998 compared to $7,686,000 in 1997 an increase of 12%, attributed to the increased level of direct costs associated with higher revenues.


     Selling, general and administrative expenses were $993,000 in 1998 compared to $1,177,000 for the same period in 1997, a decrease of 16%. This decrease reflects the full year results of the Company's cost reduction program, initiated in 1997.

     Discontinued Operations. Loss from discontinued operations for the year ended December 31, 1998 was $3,003,000 compared to a loss of $2,610,000 for 1997. The 1998 loss includes an accrual of $450,000 associated with the decision to discontinue the Mexican waste management business. In addition, the 1998 and 1997 loss includes approximately $598,000 and $298,000 of legal and consulting expenses associated with the Company's ongoing NAFTA arbitration

     Corporate Expense. Corporate expenses were $1,984,000 in 1998 as compared to $2,171,000 for 1997, a decline of 9%. The decline was achieved by reductions in staffing and costs.

     Interest Expense. Interest expense was $187,000 in 1998 compared to interest income of $62,000 for 1997, largely due to the Company's issuance of notes and debentures in 1998.

     Consolidated Results. The net loss for the year ended December 31, 1998 was $4,778,000 as compared to $4,610,000 for 1997, an increase of 4%.
This increased loss is attributable to accruals associated with discontinued operations in Mexico and the costs to pursue the Company's NAFTA claim.


                 Twelve Months Ended December 31, 1997
           Compared to Twelve Months Ended December 31, 1996

     Insulation Business. Total revenues for the year ended December 31, 1997 were $8,971,000 compared to $10,144,000 for the same period in 1996, a decline of 12%. This decrease can be attributed to lower volumes of work performed under the Company's various maintenance agreements and under subcontracts with Curtom-Metalclad for work at various Edison plants. In addition, demand for asbestos abatement services has also declined.

     Contract and material costs and expenses were $7,686,000 compared to $9,463,000 for the same period in 1996, a decline of 19%. This decrease is directly associated with the decline in revenues. Additionally, 1996 contained costs associated with overruns on two fixed price projects.

     Selling, general and administrative expenses were $1,177,000 compared to $1,600,000 for the same period in 1996, a decrease of 26%. This decline in expenses is the direct result of steps taken by the Company to reduce its cost structure, including the elimination of certain staff positions.

     Discontinued Operations. Loss from discontinued operations was $2,610,000 in 1997 versus $2,019,000 in 1996. The increase in loss was due to the expenses associated with the Company's efforts in developing new projects, the write off of goodwill of approximately $71,000, the cost of pursuing the Company's NAFTA claim and the expansion of ARI.

     Corporate Expense. Corporate expense for the year ended December 31, 1997 was $2,171,000 compared to $3,727,000 for the same period in 1996, a decrease of 42%. The decrease was due to a reduction in development activities, as well as reductions in corporate costs.

     Interest Expense. Interest income from continuing operations was $62,000 as compared to interest expense of $163,000 for the same period in 1996.

     Consolidated Results. The net loss for the year ended December 31, 1997 was $4,610,000 as compared to $6,783,000 for the same period in 1996, a decrease of 32%. This improved performance can be attributed to an overall reduction in the Company's cost structure as well as improved performance in the insulation business.


                 Seven Months Ended December 31, 1996
            Compared to Seven Months Ended December 31, 1995

     Insulation Business. Total revenues for the seven months ended December 31, 1996 was $5,519,000 compared to $6,910,000 for the same period in 1995, a decrease of 20%. This decrease is attributable to a decline in the overall volume of work performed under the Company's various maintenance agreements as well as a decline in the demand for asbestos abatement services. Income from the Curtom-Metalclad joint venture was $45,000 compared to $0.00 for the same period in 1995 due to the increase in Edison work contracted through the joint venture.

     Operating costs and expenses were $4,816,000 compared to $5,685,000 for the same period in 1995, a decrease of 15% associated with the decline in revenues. Selling, general and administrative expenses were $769,000 compared to $1,226,000 representing a decrease of 37% attributed to the Company's efforts to control overhead costs.

     Discontinued Operations. Loss from discontinued operations was $1,574,000 as compared to income of $76,000 in 1995. This increase in loss was due in large part to the Company's commencement of the expansion of ARI, which was a joint venture with BFI in 1996, as well as the costs associated with the Company's project development activities.

     Corporate Expense. Corporate expense for the seven months ended December 31, 1996 was $1,839,000 as compared to $1,789,000, an increase of 3%.

     Interest Expense. Interest income from continuing operations was $154,000 for the seven months ended December 31, 1996 compared to interest expense of $834,000 for the same period in fiscal 1996. This reduction is due to the conversions of both the Company's debt and convertible subordinated debentures to shares of common stock.

     Other Expense. Other expense was $0 as compared to $729,000 for the same period in fiscal 1995. In 1995, other expense represented the discount given to debenture holders to induce conversion into common stock of the Company.

     Consolidated Results. The net loss for the seven months ended December 31, 1996 was $3,280,000 as compared to $3,277,000, representing no change. This comparable performance was achieved despite the start-up costs of BFI-OMEGA, NAFTA litigation costs and litigation reserves included in the current seven months' net loss, while the seven months ended December 31, 1995 contained a one-time gain of $317,000 for donated equipment.

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

     In December 1997, the Company issued $2,200,000 Five Year Zero Coupon Secured Notes, netting the Company $1,500,000. These notes are convertible into shares of common stock of the Company and the holder was also issued warrants to purchase common stock of the Company (see Note G). These notes are secured by 100% of the stock of Metalclad Insulation Corporation.

     In July 1998, the Company issued $1,000,000 in 7% Convertible Debentures due in July 2001, netting the Company $875,000 (see Note H).

     In August 1998, the Company issued $350,000 in 10% Convertible Subordinated Debentures due in August 2001, netting the Company $308,000 (see Note H).

     The Company had a negative working capital at December 31, 1998 of $4,289,000 compared to working capital of $1,703,000 at December 31, 1997. The Company had cash and cash equivalents at December 31, 1998 of $520,000 and $1,511,000 at December 31, 1997. Cash used in continuing operations for the twelve months ended December 31, 1998 was $662,000 compared to $1,479,000 for 1997. Cash used by discontinued operations for the twelve months ended December 31, 1998 was $1,567,000 compared to $1,922,000 for 1997. Cash used in operating activities for the twelve months ended December 31, 1998 was funded primarily by cash and cash equivalents on hand at the beginning of the year as well as debt financings completed during 1998; however, no assurances can be given that such funds will be available to the Company as required.

     The Company believes that the insulation business will generate adequate cash flows from operations to meet its future obligations and expenses relating to such operations. For the year ended December 31, 1998 the insulation business generated cash flow from operations of $832,000, which was offset by $1,494,000 in cash flow used in corporate activities. Corporate activities during 1998 primarily relate to senior management's salaries and general corporate overhead expenses. The Company will require substantial additional financing to continue pursuit of its NAFTA claim, and complete the sale of its Mexican operations, along with general and administrative expenses without revenues to offset such expenses. The Company is aware of its on going cash needs and continues to work with its warrant holders, investment bankers and other sources to meet its on going needs through December 31, 1999. Given the Company's decision to discontinue operations in Mexico, and sell its businesses, the cash requirements in Mexico greatly diminish. The Company believes it will obtain the necessary funds to continue its planned operations throughout 1999; however, no assurances can be given that such funds will be available to the Company as required.

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

     Due to the simplicity of the Company's operating systems, the Company believes that its exposure to Y2K related issues is extremely low. Nevertheless, during fiscal 1998, the Company initiated a plan to assess its Y2K exposure. The Company's Y2K project is expected to significantly reduce the Company's level of uncertainty and exposure to the Y2K issue. In connection with this assessment, the Company initiated a plan to acquire and implement new business systems that will address its Y2K issues. To date, the Company has not identified any operating systems, either of its own or of a material third party relationship, that present a material risk of not being Y2K ready or for which a suitable alternative cannot be implemented. The Company believes that it will have all of its own systems Y2K compliant by December 1, 1999.

     As part of the Company's assessment of the risk of the Y2K problem, the Company's relationships with significant suppliers, customers, and other third parties are being examined to determine the status of these third parties' efforts to comply with the Y2K requirements. There is no assurance that such third parties will not suffer a Y2K business disruption. However, while it is conceivable that such failures could have a material adverse effect on the Company's liquidity, financial condition and results of its operations, management believes that the risk is low.

     The following outlines the various phases of the Company's Y2K project, as well as the expected completion date of the phase:

                                                              Expected
           Description of Task                            Completion Date
-------------------------------------------------------   ---------------

Address Compliance of IT Systems with Year 2000 issues:
   Address the Company's Business Information IT System      Completed
   Address the Company's Operations IT System                Completed

Assessment of third-Party Risk (vendor and customer)
regarding Y2K issues                                         10/15/1999

Assessment of Non-IT Systems                                 06/30/1999

Update of IT Systems to meet Year 2000 requirements          10/15/1999

Development of contingency plan for non-compliance of
systems to Y2K requirements                                  10/31/1999


The Company's ability to complete the Y2K modifications in the time line outlined above is dependent upon numerous factors, including the ability of third party software and hardware suppliers to make necessary modifications to current versions of their products, the availability of resources to install and test the modified systems and other factors. Accordingly, there can be no assurance that these modifications will be successful. If the Company is not successful in the above implementation, management will consider the necessity of implementing a contingency plan to mitigate any adverse effects associated with the Y2K issue. At this time, management does not have such a plan.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On January 25, 1999, the Board of Directors approved the dismissal of its principal accountants, Arthur Andersen LLP and approved the engagement of Moss Adams LLP as its new principal accountants. During the Company's past two fiscal years, there were no disagreements between the Company and Arthur Andersen LLP. For the fiscal year ended December 31, 1997, Arthur Andersen's report on the financial statements of the Company was qualified relative to the Company's ability to continue as a going concern given its recurring losses and large accumulated deficit.



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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In October 1994, in consideration of extraordinary contributions to the Company, including but not limited to the pledge of 755,000 shares of common stock of the Company owned by them to facilitate necessary financings for the Company, the board of Directors approved a loan of $370,000 to each of Mr. Kesler and Mr. Neveau. Such borrowings are due 30 days after demand and bear annual interest at the prime rate of interest plus 7%. The borrowings are secured by a pledge of 300,000 shares of common stock from each borrower. In February 1996 Messrs. Kesler and Neveau each repaid $150,000 to the Company. In March 1996, the notes were amended to modify the loan principal between Messrs. Kesler and Neveau as well as to adjust the interest rates, effective March 1, 1996 to a variable rate based upon the Company's quarterly investment rate. Repayment of these notes has been extended until December 31, 1999.

     In June 1996, Mr. Neveau, Chairman of the board of Directors, Senior Vice President, and a Director of the Company, resigned his position effective the next shareholders' meeting. As a result, the Company and Mr. Neveau renegotiated the terms of his employment agreement relative to compensation, benefits and stock options. Since May 1997, the Company has been offsetting payments due Mr. Neveau against his outstanding loan balance to the Company. There are no remaining payments due Mr. Neveau and his indebtedness to the Company as of December 31, 1998 was $67,200.

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

           3. Restated and Amended Certificate of Incorporation and Bylaws of the Company, and all amendments thereto(1)

           3.1  Form of Certificate for Common Stock (2)

          10.1  Form of 1993 Omnibus Stock Option and Incentive Plan (3)

          10.2  Form of 1993 Omnibus Stock Option and Incentive Plan (4)


----------------------

     (1) Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by this reference.

     (2) Filed with the Company's Registration Statement on Form S-1 dated December 15, 1987 and incorporated herein by this reference.

     (3) Filed with the Company's Transition Report on Form 10-K for the five months ended May 31, 1993 and incorporated herein by this reference.

     (4) Filed with the Company's Preliminary Proxy Statement dated September 10, 1996 ad incorporated herein by this reference.

          10.3 Employment Agreement between the Company and Grant S. Kesler dated January 1, 1998(5)

          10.4 Employment Agreement between the Company and Anthony C. Dabbene dated January 1, 1998(5)

          10.5 Employment Agreement between the Company and Javier Guerra Cisneros dated January 1, 1998(5)

          10.6 Purchase Agreement between the Company and Sundial International Fund Limited and Ultra Pacific Holdings S.A. dated December 31, 1997(5)

          10.7 Form of Common Stock Purchase Warrant between the Company and Sundial International Fund Limited and Ultra Pacific Holdings S.A. dated December 1, 1997(5)

          10.8 Zero Coupon Secured Note between the Company and Sundial International Fund Limited dated December 31, 1997(5)

          10.9 Pledge Agreement between the Company and Gilmartin, Poster & Shafto dated December 31, 1997(5)

         10.10 Registration Rights Agreement between the Company and Sundial International Fund Limited and Ultra Pacific Holdings S.A. dated December 31, 1997(5)

         10.11 Purchase Agreement between the Company and Ultra Pacific Holdings S.A. dated June 18, 1998(5)

         10.12 Registration Rights Agreement between the Company and Sundial International Fund Limited and Ultra Pacific Holdings S.A. dated December 31, 1997(5)

         10.13 Pledge Agreement between the Company and Gilmartin, Poster & Shafto dated June 18, 1998(5)

          22.  List of Subsidiaries of the Registrant

          23.  Consents of Experts and Counsel

(b)  Reports on Form 8-K

     A current report on Form 8-K was filed on February 1, 1999, reporting the change in the Company's accountants. See Item 9, "Changes in and Disagreements with Accountants on Accounting and financial
Disclosure".


----------------------
(5) Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference.
                        SUPPLEMENTAL INFORMATION

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

                                       METALCLAD CORPORATION

                                       By:   /s/Anthony C. Dabbene
                                          --------------------------
                                          Anthony C. Dabbene
                                          Chief Financial Officer
                                          Date:February 9, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signatures                       Title                      Date

/s/Grant S. Kesler        Chief Executive Officer and   February 9, 2000
-----------------------   Director
Grant S. Kesler           (Principal Executive Officer)

/s/Anthony C. Dabbene     Chief Financial Officer and   February 9, 2000
-----------------------   Director
Anthony C. Dabbene        (Principal Financial and
                          Accounting Officer)

/s/Bruce H. Haglund       Secretary and Director        February 9, 2000
----------------------
Bruce H. Haglund


/s/J. Thomas Talbot       Director                      February 9, 2000
----------------------
J. Thomas Talbot


/s/Raymond J. Pacini      Director                      February 9, 2000
----------------------
Raymond J. Pacini

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


The following Consolidated Financial Statements of Metalclad Corporation and subsidiaries are included in Item 8:


Reports of Independent Public Accountants on Consolidated Financial
Statements:

    Report of Moss Adams LLP......................................  F-1

    Report of Arthur Andersen LLP.................................  F-2


Financial Statements:

    Consolidated Balance Sheets - December 31, 1998 and 1997......  F-3

    Consolidated Statements of Operations - the Years Ended
    December 31, 1998 and 1997, Seven Months Ended December 31,
    1996 and the Year Ended May 31, 1996..........................  F-4

    Consolidated Statements of Shareholders' Equity - the Years
    Ended December 31, 1998 and 1997, Seven Months Ended
    December 31, 1996 and the Year Ended May 31, 1996.............  F-5

    Consolidated Statements of Cash Flows - the Years Ended
    December 31, 1998 and 1997, Seven Months Ended December 31,
    1996 and the Year Ended May 31, 1996..................... ....  F-6-7

    Notes to Consolidated Financial Statements....................  F-8


Supplementary Financial Statement Schedules:

    Schedule II - Valuation and Qualifying Accounts...............  F-25

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders of Metalclad Corporation:

We have audited the accompanying consolidated balance sheet of Metalclad Corporation (a Delaware Corporation) and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has suffered recurring losses from operations and has a large accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The data for the year ended December 31, 1998 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                            /s/MOSS ADAMS LLP
Costa Mesa, California
March 24, 1999

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders of
Metalclad Corporation:

We have audited the accompanying consolidated balance sheet of Metalclad Corporation (a Delaware Corporation) and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 1997, the seven months ended December 31, 1996 and the year ended May 31,
1996.  These financial statements are the responsibility of the Company's management.   Our responsibility is to express
an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.
As discussed in Note A to the financial statements, the Company has suffered recurring losses from operations and has a large accumulated deficit that raises substantial doubt about its ability to continue as a going concern.
Management's plans in regard to these matters are also described in Note A.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole.  The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and
Exchange Commission's rules and is not part of the basic financial statements.  The data for the year ended December
31, 1997, the seven months ended December 31, 1996 and the year ended May 31, 1996 has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                              /s/ARTHUR ANDERSEN LLP
Orange County, California
April 15, 1998

                 Metalclad Corporation and Subsidiaries

                       CONSOLIDATED BALANCE SHEET

                                                                                                   December 31,
                                                                                               1998            1997
                                                                                         -------------    -------------
ASSETS
Current assets:
   Cash and cash equivalents                                                              $    519,940     $ 1,510,667
   Accounts receivable, less allowance for doubtful accounts of $20,000 at
     December 1998, and $28,907 at December 1997                                               828,686       1,414,984
   Costs and estimated earnings in excess of billings on uncompleted contracts                 143,672         232,073
   Inventories                                                                                 176,697         161,241
   Prepaid expenses and other current assets                                                    58,492         141,325
   Receivables from related parties                                                            151,765          96,466
                                                                                            ----------      ----------
             Total current assets                                                            1,877,252       3,556,756

Property, plant and equipment, net                                                             271,592          87,458
Net assets of discontinued operations                                                        9,096,300       7,846,000
Other assets                                                                                    43,162          43,262
                                                                                            ----------      ----------
                                                                                           $11,288,306     $11,533,476
                                                                                            ==========      ==========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                         $  636,096      $  860,330
   Current liabilities, net--discontinued operations                                         2,886,067         500,316
   Accrued expenses                                                                            913,772         453,144
   Billings in excess of costs and estimated earnings on uncompleted contracts                  71,280          20,727
   Current portion of convertible subordinated debentures                                            -          19,533
   Current portion of long-term debt                                                            18,585               -
   Convertible zero coupon notes                                                             1,640,000               -
                                                                                            ----------      ----------
            Total current liabilities                                                        6,165,800       1,854,050

Long-term debt, less current portion                                                            51,949               -
Convertible long-term notes                                                                          -       1,500,000
Convertible subordinated debentures                                                          1,201,547               -
                                                                                            ----------      ----------
            Total liabilities                                                                7,419,296       3,354,050
                                                                                            ----------      ----------

Shareholders' equity :
   Preferred stock, par value $10; 1,500,000 shares authorized; none issued                          -               -
   Common stock, par value $.10; 80,000,000 shares authorized; 30,569,122, and
     30,063,870 issued and outstanding at December 1998 and 1997, respectively               3,056,912       3,006,387
   Additional paid-in capital                                                               57,404,880      56,962,689
   Accumulated deficit                                                                     (53,907,766)    (49,129,377)
Officers' receivable collateralized by stock                                                  (544,906)       (520,163)
Accumulated other comprehensive income                                                      (2,140,110)     (2,140,110)
                                                                                            ----------      ----------
                                                                                             3,869,010       8,179,426
                                                                                            ----------      ----------
                                                                                           $11,288,306     $11,533,476
                                                                                            ==========      ==========











The accompanying notes are an integral part of these consolidated balance sheets.
                     Metalclad Corporation and Subsidiaries

                 CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                          Seven
                                                      Year Ended       Year Ended      Months Ended      Year Ended
                                                     December 31,     December 31,     December 31,        May 31,
                                                    ------------      -----------      -----------       ----------
                                                        1998              1997             1996             1996
                                                        ----              ----             ----             ----

Revenues-Insulation
   Contract revenues                                 $9,912,194       $8,533,425       $ 5,380,297       $11,208,360
   Material sales                                        92,227          201,976           138,309           230,336
   Other                                                  4,250          235,702                 -             6,390
                                                      ---------        ---------        ----------        ----------
                                                     10,008,671        8,971,103         5,518,606        11,445,086
                                                      ---------        ---------        ----------        ----------
Operating costs and expenses - Insulation
   Contract costs and expenses                        8,548,872        7,525,047         4,703,458        10,160,868
   Cost of material sales                                71,316          161,297           112,299           173,911
   Selling, general and administrative                  993,369        1,177,047           768,631         2,055,043
                                                      ---------        ---------        ----------        ----------
                                                      9,613,557        8,863,391         5,584,388        12,389,822
                                                      ---------        ---------        ----------        ----------

Equity in earnings of unconsolidated affiliate                -                -            44,915            90,817
Corporate expense                                    (1,983,578)      (2,170,683)       (1,839,047)       (3,676,907)
                                                      ---------        ---------        ----------        ----------
Operating loss                                       (1,588,464)      (2,062,971)       (1,859,914)       (4,530,826)

Interest income (expense)                              (187,011)          62,460           154,364          (370,556)
Other expense                                                 -                -                 -           728,644
                                                      ---------        ---------        ----------        ----------
Loss from continuing operations                      (1,775,475)      (2,000,511)       (1,705,550)       (5,630,026)

Loss from discontinued operations                    (3,002,914)      (2,609,622)       (1,574,265)       (1,149,745)
                                                      ---------        ---------        ----------        ----------
Net loss                                            $(4,778,389)     $(4,610,133)      $(3,279,815)      $(6,779,771)
                                                     ==========       ==========        ==========        ==========

Weighted average number of common shares             30,362,765       29,438,062        28,910,449        22,770,516
                                                     ==========       ==========        ==========        ==========
Loss per share of common stock, continuing
   operations   basic and diluted                     $(.06)            $(.07)            $(.06)            $(.25)

Loss per share of common stock, discontinued
   operations   basic and diluted                     $(.10)            $(.09)            $(.05)            $(.05)

Loss per share of common stock - basic and
   diluted                                            $(.16)            $(.16)            $(.11)            $(.30)
                                                       ====              ====              ====              ====



















The accompanying notes are an integral part of these consolidated statements.

                 Metalclad Corporation and Subsidiaries

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              The Years Ended December 31, 1998 and 1997,
             the Seven Months Ended December 31, 1996, and
                      the Year Ended May 31, 1996

                                                                                                                    Total
                                                                                                     Accumulated    Share-
                                                              Additional                               Other        holders'
                                        Common Stock           Paid-in    Accumulated    Officers'  Comprehensive   Equity
                                    Shares       Amounts       Capital      Deficit     Receivable     Income      (Deficit)
                                   ----------   ----------    ----------   -----------  -----------  ----------   ----------

Balance at May 31, 1995            15,885,628   $1,588,563   $29,044,185 $(34,583,992)   $(740,000) $(1,482,080) $(6,173,324)
Issuance of common stock            4,044,986      404,498     9,297,372             -           -            -    9,701,870
Common stock issued under stock
  option plans and warrants         3,951,836      395,184     6,448,386             -           -            -    6,843,570
Conversion of debentures to
  common stock                      3,525,581      352,558     8,270,869             -           -            -    8,623,427
Officers' loans; interest &
  repayments                                -            -             -             -     180,808            -      180,808
Debt conversions                    1,325,198      132,520     1,974,545             -           -            -    2,107,065
Donated capital                             -            -       (44,405)            -           -            -      (44,405)
foreign currency translation
  adjustment                      -            -                       -             -           -     (393,450)    (393,450)
Net loss                                    -            -             -    (6,779,771)          -            -   (6,779,771)
                                   ----------   ---------    ----------   -----------   ----------   ----------  ----------

Balance at May 31, 1996             28,733,229   2,873,323    54,990,952   (41,363,763)    (559,192) (1,875,530)  14,065,790
Issuance of common stock                15,010       1,501        52,874             -           -            -       54,375
Common stock issued under stock
  option plans and warrants           371,000      37,100       528,637             -            -            -      565,737
Conversion of debentures to
  common stock                          4,000         400         9,600             -            -            -       10,000
Officers' loans; interest &
  repayments                                -           -             -             -      (17,448)           -      (17,448)
Foreign currency translation
   adjustment                               -           -             -             -            -     (283,386)    (283,386)
Net loss                                    -           -             -    (3,279,815)           -            -   (3,279,815)
                                   ----------   ---------    ----------   -----------   ----------   ----------   ----------

Balance at December 31, 1996       29,123,239 $ 2,912,324   $55,582,063  $(44,643,578) $  (576,640) $(2,158,916) $11,115,253
Issuance of common stock                    5           -             -             -            -            -            -
Common stock issued under stock
  option and warrants                 910,626      91,063     1,274,876             -            -            -    1.365,939
Officers' loans; interest &
  repayments                                -           -             -             -       56,477            -       56,477
Stock issued under bonus plans         30,000       3,000       105,750             -            -            -      108,750
Other                                       -           -             -       124,334            -            -      124,334
Foreign currency translation
   adjustment                               -           -             -             -            -       18,806       18,806
Net loss                                    -           -             -    (4,610,133)           -            -   (4,610,133)
                                   ----------   ---------    ----------   -----------   ----------   ----------   ----------

Balance at December 31, 1997       30,063,870   3,006,387    56,962,689   (49,129,377)   (520,163)   (2,140,110)   8,179,426
Issuance of common stock                6,752         675         7,765              -           -            -        8,440
Common stock issued under stock
  option and warrants                 498,500      49,850       434,426              -           -            -      484,276
Officers' loans; interest &
  repayments                                -           -             -             -      (24,743)           -      (24,743)
Net loss                                    -           -             -    (4,778,389)           -            -   (4,778,389)
                                   ----------   ---------    ----------   -----------   ----------   ----------   ----------

Balance at December 31, 1998       30,569,122  $3,056,912   $57,404,880  $(53,907,766)  $ (544,906) $(2,140,110)  $3,869,010
                                   ==========   =========    ==========   ===========    =========    =========    =========


















The accompanying notes are an integral part of these consolidated statements.

                 Metalclad Corporation and Subsidiaries

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Seven
                                                       Year Ended      Year Ended      Months Ended       Year Ended
                                                      December 31,    December 31,     December 31,         May 31,
                                                     ------------     -----------      -----------       ------------
                                                         1998             1997             1996              1996
                                                         ----             ----             ----              ----
Cash flows from operating activities:
Net loss                                              $(4,778,389)   $(4,610,133)     $(3,279,815)       $(6,779,771)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Loss from discontinued operations                  3,002,914      2,609,622        1,574,265          1,149,745
     Depreciation and amortization                        128,921        235,045          132,026            154,555
     Provision for losses on accounts receivable           (8,907)             -           (4,572)            (6,522)
     (Equity) from unconsolidated affiliates                    -              -          (44,915)                 -
     Issuance of stock for services and interest            8,441        108,750                -            399,608
     Issuance of debenture for services and interest            -              -                -             39,323
     Debenture conversion expense                               -              -                -            728,644
     Write down of real estate held for sale                    -              -                -            130,415
     Changes in operating assets & liabilities:
     Decrease (increase) in accounts receivable           595,205        690,149         (409,140)           124,400
     Decrease (increase) in unbilled receivables           88,401        (57,305)        (118,396)           287,033
     Decrease (increase) in inventories                   (15,456)       152,916            7,725             42,730
     Decrease (increase) in prepaid expenses and
       other assets                                        84,833        789,093         (902,600)           657,043
     Distributions from Curtom-Metalclad                        -         12,588           88,530             27,412
     Decrease (increase) in receivables from
       related parties                                    (55,299)        16,375           25,672             97,914
     Increase (decrease) in accounts payable and
      accrued expenses                                    236,394     (1,402,629)         537,626           (539,972)
      Increase (decrease) in billings over cost            50,553        (24,741)         (24,289)           (44,060)
     Other                                                      -          1,164                -           (276,095)
                                                         --------       ---------        ---------          ---------
     Net cash used in continuing operations              (662,389)    (1,479,106)      (2,417,883)        (3,807,598)
     Net cash used in discontinued operations          (1,566,810)    (1,922,081)        (964,321)        (2,348,502)
                                                         --------      ---------        ---------          ---------
     Net cash used in operating activities             (2,229,199)    (3,401,187)      (3,382,204)        (6,156,100)
                                                         --------      ---------        ---------          ---------

Cash flows from investing activities:
   Capital expenditures   continuing operations          (274,104)             -          (31,028)                 -
   Capital expenditures   discontinued operations        (388,940)      (705,240)      (1,205,078)        (2,089,752)
                                                         --------      ---------        ---------          ---------
   Net cash used in investing activities                 (663,044)      (705,240)      (1,236,106)        (2,089,752)
                                                         --------      ---------        ---------          ---------

                 Metalclad Corporation and Subsidiaries

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (continued)
                                                                                          Seven
                                                       Year Ended      Year Ended      Months Ended       Year Ended
                                                      December 31,    December 31,     December 31,         May 31,
                                                     ------------     -----------      -----------       ------------
                                                         1998             1997             1996              1996
                                                         ----             ----             ----              ----
Financing activities:
   Proceeds from long-term borrowings                   1,392,548      1,500,000                -                  -
   Payments on long-term borrowings
     continued operations                                       -       (210,000)               -           (684,831)
   (Borrowings) repayments by officers,
     secured by stock (net)                               (24,743)        56,477                -            180,808
   Proceeds from issuance of common stock                       -              -           13,512          8,864,862
   Proceeds from issuance of common stock
    under stock option plans                              111,527              -          222,250          6,843,570
   Proceeds from exercise of warrants                     372,750      1,365,939          384,350                  -
                                                         --------      ---------        ---------          ---------
   Net cash provided (used) continuing operations       1,852,082      2,712,416          620,112         15,204,409
   Net cash provided (used) in discontinued
    operations                                            120,391              -                -           (210,471)
                                                         --------      ---------        ---------          ---------
   Net cash provided by financing activities            1,972,473      2,712,416          620,112         14,993,938

Effects of exchange rates on cash                         139,969        (22,672)         (83,088)          (118,443)
Loss on foreign currency translations                    (210,926)        (2,413)               -                  -
                                                         --------      ---------        ---------          ---------
Increase (decrease) in cash and cash
  equivalents                                            (990,727)    (1,419,096)      (4,081,286)         6,629,643

Cash and cash equivalents at beginning of period        1,510,667      2,929,763        7,011,049            381,406
                                                         --------      ---------        ---------          ---------
Cash and cash equivalents at end of period             $  519,940     $1,510,667       $2,929,763         $7,011,049
                                                        =========     ==========       ==========         ==========
Supplemental disclosures of cash flow information:
   Cash paid for interest                              $    1,603    $   114,820      $   211,537        $   951,968
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

NOTE A   DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business
-----------------------

Metalclad Corporation (the "Company") is engaged in insulation services, including asbestos abatement and material sales, to customers primarily in California (the "Insulation Business"). The Company has also been engaged in the development of hazardous and non-hazardous industrial waste treatment and storage facilities, as well as the collection and recycling of industrial waste for disposition to landfills or as alternative fuels for cement kilns in Mexico (the "Mexican Business").

On October 13, 1997, the Company filed a claim for arbitration against Mexico under provisions of the North American Free Trade Agreement ("NAFTA"). The claim alleges the Company has been denied the right to operate its permitted and fully constructed landfill facility in the State of San Luis Potosi, thereby causing the facility to be, as a practical matter, expropriated. The Company believes it is entitled to the fair market value of the facility as damages. A final hearing on the Company's claim has been scheduled to commence on August 30, 1999, with a decision anticipated shortly thereafter. The decision in the NAFTA arbitration will be material to the Company, however, no assurances can be given of the Company being successful.

Because of this arbitration, the Company's other businesses in Mexico, including its development of a second landfill facility in the State of Aguascalientes, have been impacted dramatically. Consequently, the Company is discontinuing any further investment in Mexico and is seeking to sell its remaining businesses in Mexico. (See Note B.)

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has incurred recurring losses from operations and has a large accumulated deficit. Additionally, the Company may require substantial additional financing to pursue its NAFTA claim, the sale of its Mexican businesses and to fund general and administrative expenses without sufficient revenues to offset. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company is continuing its efforts to reduce costs and has halted any further funding for development in Mexico. The Company is pursuing additional financing alternatives to maintain its operations which may include a continuation of its warrant exchange program. The financial statements to do not include any adjustments relating to the recoverability of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Principles of Consolidation/Investments
---------------------------------------

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Investments in other companies and joint venture corporations which are 20-50% owned are reported on the equity method. Significant intercompany accounts and transactions have been eliminated in consolidation. Direct costs incurred relating to the acquisition or formation of an equity method investment are capitalized and are amortized over five years.

Contracts in Process
--------------------

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

Inventories
-----------

Inventories, which consist principally of insulation products and related materials, are stated at the lower of cost (determined on the first-in, first-out method) or market.

Depreciation and Amortization
-----------------------------

Property, plant and equipment is stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of related assets which range from between five to seven years for machinery, equipment and leasehold improvements. Assets related to the Company's hazardous waste treatment facility located in Mexico are included in discontinued operations and will be disposed of upon resolution of the NAFTA claim. (See Note B.)

Cash Equivalents
----------------

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying amount approximates fair value because of the short maturity of those instruments.

Loss Per Share
--------------

The Company computes loss per share in accordance with SFAS 128, "Earnings Per Share". This statement requires the presentation of both basic and diluted net loss per share for financial statement purposes. Basic net loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share includes the effect of the potential shares outstanding, including dilutive stock options and warrants using the treasury stock method.
Because the impact of options and warrants are anti-dilutive, there is no difference between the loss per share amounts computed for basic and diluted purposes.

Stock-Based Compensation
------------------------

Effective June 1, 1996, the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 requires the Company to disclose pro forma net income and earnings per share as if the fair value based accounting method of SFAS No. 123 had been used to account for stock based compensation. These disclosures are included in Note J.

Income Taxes
------------

The Company accounts for income taxes using the liability method as prescribed by Financial Accounting Standards No. 109, "Accounting for Income Taxes".

Comprehensive Income - Foreign Currency Translation
---------------------------------------------------

In 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statement of Shareholders' Equity. The adoption of SFAS 130 had no impact on total shareholders' equity. Prior year financial statements have been reclassified to conform to the SFAS 130 requirements.

Through December 31, 1996, all assets and liabilities of the Mexican subsidiaries were translated at the current exchange rate as of the end of the accounting period. Items in the statements of operations were translated at average currency exchange rates. The value of the Mexican Peso relative to the U.S. Dollar declined from approximately 3.4 Mexican Pesos in June 1994 to approximately 9.85 Mexican Pesos to the U.S. Dollar at December 31, 1998. The resulting translation adjustments were recorded as a separate component of shareholders' equity.

As of January 1, 1997, Mexico has been deemed a highly inflationary economy. This results in the U.S. dollar being the functional currency of the Company's Mexican entities and the net exchange gain or losses resulting from the translation of assets and liabilities of the Mexican entities now being included in income, except for the effects of exchange rate changes on intercompany transactions of a long-term investment nature which are still recorded as a separate component of shareholders' equity.

Beginning January 1, 1999, Mexico is no longer deemed highly inflationary. However, the Company is discontinuing its Mexican operations and therefore this will not impact future reported results of operations. (See Note B.)

Reclassifications
-----------------

Certain reclassifications have been made to prior period consolidated financial statements to conform with the current year presentation.

Use of Estimates
----------------

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


NOTE B   DISCONTINUED OPERATIONS

During the year ended May 31, 1994, the Company formed a Mexican holding company, Ecosistemas Nacionales, S.A. de C.V. (ECONSA), to ultimately hold the common stock of Ecosistemas del Potosi, S.A. de C.V. (ECOPSA), Confinamiento Tecnico de Residuos Industriales, S.A. de C.V. (COTERIN), Consultoria Ambiental Total, S.A. de C.V. (CATSA), Quimica Omega, S.A. de C.V. (QUIMICA OMEGA), Administracion de Residuos Industriales, S.A. de C.V. ("ARI") and Ecosistemas El Llano, S.A. de C.V. ("El Llano").

During the fourth quarter of 1998, management committed to a plan to sell its Mexican operations to a third party. Consequently, this segment of the Company's business is now being reported as discontinued operations. Although the exact timing is difficult to predict, the Company expects to dispose of its interests in its Mexican businesses during fiscal year 1999.

The loss from discontinued operations during fiscal 1998 includes a provision for anticipated closing costs and operating losses until disposal of $450,000. Based on information currently available, the Company does not anticipate that it will incur a loss on the sale of the reported net assets of the discontinued operations. However, upon completion of a sale of all of the discontinued operations, the Company will be required to record a total charge of approximately $2,140,000 related to accumulated foreign currency translation losses that are currently recorded as a component of stockholders' equity. This expense will be recorded on a pro rata basis as each portion of the discontinued operations' assets are sold.

The consolidated financial statements for prior periods have been restated to reflect the accounting for discontinued operations.

Net sales and loss from discontinued operations are as follows:

                        Year Ended   Year Ended  Seven Months  Year Ended
                       December 31, December 31, December 31,    May 31,
                           1998         1997         1996         1996
                       ------------ ------------ ------------  ----------
Net Sales               $5,232,554   $2,913,720     $631,884   $3,456,680
Operating loss          (2,587,300)  (2,517,467)  (1,382,847)    (560,082)
Interest expense          (415,614)     (92,155)    (191,418)    (589,663)
                         ---------    ---------    ---------    ---------
Loss from discontinued
  operations           $(3,002,914) $(2,609,622) $(1,574,265) $(1,149,745)
                         =========    =========    =========    =========


The net assets of discontinued operations are as follows:

                                  December 31, 1998   December 31, 1997
                                  -----------------   -----------------
Current assets                       $ 1,068,803         $ 1,682,097
Current liabilities                   (3,954,870)         (2,182,413)
                                      ----------          ----------
   Net current liabilities            (2,886,067)           (500,316)
                                      ----------          ----------

Property, plant and equipment, net     7,676,774           6,263,408
Other assets                           1,419,526           1,582,592
                                      ----------          ----------
   Net non-current assets             (3,954,870)         (2,182,413)
                                      ----------          ----------
Net assets of discontinued
   operations                         $6,210,233          $7,345,684
                                       =========           =========

Included in property, plant and equipment of discontinued operations, net at December 31, 1998, is approximately $4,323,000 representing the Company's investment in its completed hazardous waste treatment facility in the State of San Luis Potosi, Mexico, known as "El Confin". Additionally, the Company has unamortized goodwill of approximately $507,000 associated with this facility. The Company has been granted all necessary federal governmental authorizations to open and operate the facility but, as yet, has not received the support of the state and local governments. Consequently, on October 2, 1996, the Company filed a Notice of Intent to File Claim Under the North American Free Trade Agreement ("NAFTA"). The Claim was filed with the International Centre for Settlement of Investment Disputes ("ICSID") in Washington, D.C. On January 13, 1997, the Secretary General of ICSID registered the Company's claim and notified both the United States and Mexican governments of the registration. On October 13, 1997, the Company filed its detailed memorial, or claim, and on February 17, 1998, Mexico filed its counter-memorial, or response. The Company filed a reply brief on August 21, 1998 and Mexico is scheduled to file its response on April 19, 1999. A final hearing on the issues is scheduled for August 30, 1999. The Company's claim is one under the category of "Likened to Expropriation" wherein the Company, having been denied the right to operate its constructed and permitted facility, claims its property has therefore been, as a practical matter, expropriated, entitling the Company to the fair market value of the facility as damages. Although the Company remains confident in its position, no assurances can be given that it will be successful in this arbitration process. The realization of the capitalized landfill costs and goodwill associated with El Confin is dependent upon a successful resolution of the Company's NAFTA claim. Based upon independent appraisal and management's best estimate, the Company believes that the proceeds from the NAFTA claim will significantly exceed the carrying value of the El Confin assets. The Company intends to dispose of this asset upon resolution of the NAFTA claim. However, should a decision be rendered against the Company, assets totaling $4,830,000 may be impaired and could potentially result in a write off should the Company be unable to sell or otherwise recover its investment.


NOTE C - REALIZATION OF ASSETS

The Company addresses the realization of its assets as required by SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This statement requires that long-lived assets and certain identifiable intangibles to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company has conducted this review and believes that no impairment currently exists and no material adjustments are necessary to the valuation of its assets.


NOTE D - INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Curtom-Metalclad
----------------

In 1989, the Company entered into a joint venture with a minority service firm ("Curtom-Metalclad") to perform industrial insulation and industrial asbestos abatement services similar to those performed by the Company. When contracts are obtained by the joint venture, the Company performs the work specified in the contract as a subcontractor to the joint venture. Curtom-Metalclad's operations and financial position are not material to the Company taken as a whole.

NOTE E - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                  December 31, 1998    December 31, 1997
                                  -----------------    -----------------
Machinery & equipment               $  525,766            $  490,893
Automotive equipment                   183,087                     -
Leasehold improvements                   1,039                 1,039
                                     ---------             ---------
                                       709,892               491,932
Less accumulated depreciation
  and amortization                    (438,300)             (404,474)
                                     ---------             ---------
                                    $  271,592            $   87,458
                                     =========             =========

NOTE F   ACCRUED EXPENSES

Accrued expenses consist of the following:

                                  December 31, 1998    December 31, 1997
                                  -----------------    -----------------

Wages, bonuses and taxes             $  467,873             $125,521
Union dues                               97,933              105,325
Accounting fees                         112,700              120,000
Other                                   235,266              102,298
                                      ---------              -------
                                     $  913,772             $453,144
                                      =========              =======


NOTE G   CONVERTIBLE ZERO-COUPON NOTES

In December 1997, the Company issued $2,200,000 Five Year Zero Coupon Secured Notes, due December 31, 2002, netting the Company $1,500,000. The effective interest rate of these notes is 9.33%. The Company is amortizing the difference between the value at maturity and the purchase price over five years. Upon the market price of the Company's common stock closing at or above $1.50 for ten consecutive trading days, the notes become convertible into common stock of the Company at $1.50 per share and the Company is to issue warrants to purchase 1,500,000 common shares of stock with an exercise price of $1.50 per share. Both the conversion price and warrant exercise price also contain anti-dilution provisions.
Additionally, the notes are redeemable at the option of the holder, or the Company, any time after April 15, 1999. These notes are secured by 100% of the stock of Metalclad Insulation Corporation, the carrying value of Insulation is $1,343,000 as of December 31, 1998. In February 1998, the conditions triggering the convertibility of the notes and the issuance of warrants were met.

In June 1998, the Company registered a bridge loan with the holder of these notes in the amount of $250,000. As additional consideration for the bridge loan, the Company issued 250,000 warrants exercisable at $1.25. In connection with this financing, certain amendments were made to the original Five Year Zero Coupon Notes which granted the holder an additional 400,000 warrants exercisable at $1.50 as part of the anti-dilution provision of the original warrants and clarifying the anti-dilution language contained in the original notes. The bridge loan was paid in its entirety from the proceeds of the Company's July 1998 financing. Due to the anti-dilution provisions contained in both the notes and the warrants, the holder of these notes had rights similar to those of the Company's existing warrant holders. As part of the Company's negotiations with the warrant holders to solve the issue of the on going anti-dilution effects on the number of shares underlying the warrants, the holder of these notes also had to be addressed to solve the anti-dilution provisions contained in the notes. In February 1999, the Company and the holder reached agreement on the conversion price of the notes, originally priced to convert at $1.50 per share, and are now convertible into shares of the Company's common stock at $.25 per share.


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

In August 1998, the Company issued $350,000 in 10% Convertible Subordinated Debentures due in August 2001. The debentures are convertible into shares of the Company's common stock at $1.25 per share through June 30, 1999. After June 30, the debentures are convertible at 75% of current market price or $1.25 whichever is lower. The debentures are also redeemable at the option of the company when the average closing bid and ask prices of the Company's common stock closes at prices higher than $3.00 per share for 20 days in any 30-day period.

NOTE I - INCOME TAXES

There was no provision for income taxes for the periods presented due to losses incurred and the Company's inability to recognize certain loss carry forwards. The major deferred tax items at December 31, 1998 and 1997 are as follows:

                                  December 31, 1998    December 31, 1997
                                  -----------------    -----------------
Assets:
Allowances established against
  realization of certain assets       $   10,000           $   12,000
Net operating loss carryforwards       8,878,800            8,144,416
Accrued liabilities and other            206,165              139,200
                                       ---------            ---------
                                       9,094,965            8,295,616
Valuation allowance                   (9,094,965)          (8,295,616)
                                       ---------            ---------
                                      $        -           $        -
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


NOTE J - SHAREHOLDERS' EQUITY

Stock Options
-------------

On August 18, 1992, the Company adopted an omnibus stock option plan (the "1992 Plan") which authorized the issuance of 1,600,000 options to acquire
the Company's common stock.   At December 31, 1998, there were options
outstanding under the 1992 Plan for 770,000 shares, and none available for grant. These options will expire 10 years from the date of grant.

On March 24, 1993, the Company adopted an omnibus stock option plan (the "1993 Plan") which authorized the issuance of 1,000,000 options to acquire the Company's common stock. The terms of the 1993 Plan are the same as the 1992 Plan. At December 31, 1998, there were options outstanding under the 1993 Plan for 674,500 shares, and 500 options available for grant. These options expire 10 years from the date of the grant.

On May 15, 1997, the Company adopted an omnibus stock option plan (the "1997 Plan") which authorized the issuance of 6,000,000 options to acquire the Company's common stock. At December 31, 1998 there were no options outstanding under this plan.

During the year ended December 31, 1998, the Board of Directors and its Compensation Committee approved the grant to various officers, directors and employees of the Company of options to purchase an aggregate of 2,463,000 shares of common stock. The options were granted at exercise prices equal to or exceeding the fair market value of the Company's common stock on the measurement date, expire 10 years from the date of grant and have various vesting schedules.

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
                             =========              =========             =========               =========

The following significant assumptions were utilized to calculate the fair value information presented utilizing the Black-Scholes Multiple Option
Approach:

                                    December      December      December
                                      1998          1997          1996
                                    --------      --------      --------

Risk Free interest rate               6.00%         6.00%         6.10%
Expected life                      1.5 years     1.31 years    1.2 years
Expected volatility                   1.07         .9877          1.05
Expected dividends                      -             -            -
Weighted average fair value of
  options granted                     .608          .615          3.36


                               Options Outstanding                                                 Options Exercisable
-----------------------------------------------------------------------------               ------------------------------
                                                  Weighted
                                                  average           Weighted
Weighted
                          Number                 remaining          average                    Number              average
     Range of            outstanding            contractual         exercise                 exercisable
exercise
exercise prices        as of 12/31/98          life in years          price                 as of 12/31/98           price
---------------       ---------------         --------------       ---------                --------------         --------
$0.560 - $1.438            613,000                 8.84             $1.0911                     559,000            $1.0682
$1.500 - $1.500          2,036,500                 9.01             $1.5000                   1,835,000            $1.5000
$1.625 - $1.625            500,000                 8.01             $1.6250                     500,000            $1.6250
$2.250 - $2.250          2,207,000                 5.56             $2.2500                   2,107,000            $2.2500
$2.500 - $3.000            580,000                 7.53             $2.8276                     580,000            $2.8276
$3.625 - $3.625             50,000                 7.01             $3.6250                      50,000            $3.6250
$4.500 - $4.500             90,000                 7.01             $4.5000                      90,000            $4.5000
---------------          ---------                 ----             -------                   ---------            -------
$0.560 - $4.500          6,076,500                 7.47             $1.9301                   5,721,000            $1.9453
===============          =========                 ====             =======                   =========            =======

As the Company has adopted the disclosure requirements of SFAS 123, the following table shows pro forma net loss and loss per share as if the fair value based accounting method had been used to account for stock based compensation cost.

                      Year         Year       Seven Months     Year
                      Ended        Ended         Ended         Ended
                     Dec. 31,     Dec. 31,      Dec. 31,      May 31,
                      1998         1997          1996          1996
                      ----         ----          ----          ----
Net loss          $(4,778,000)  $(4,610,000)  $(3,280,000)  $(6,780,000)
Pro forma
  compensation
  expense          (1,497,000)     (547,000)     (355,000)   (1,023,000)
                    ---------     ---------     ---------     ---------
Pro forma net
  loss            $(6,275,000)  $(5,157,000)  $(3,635,000)  $(7,803,000)
                   ==========    ==========    ==========    ==========
Pro forma loss
  per share          $(.21)        $(.17)         $(.13)        $(.34)
                      ====          ====           ====          ====


The effects of applying FASB 123 in this pro forma disclosure are not indicative of future amounts.

Stock Purchase Warrants
-----------------------

In connection with various debt offerings, stock placements and services provided, the Company has issued various stock purchase warrants. All such warrants were issued at prices which approximated or exceeded fair market value of the Company's common stock at the date of grant and are exercisable at dates varying from one to five years.

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
                                                         =========     ==========

As a result of the implementation of the ratchet clause contained in most of the warrants issued by the Company, the shares underlying the Company's warrants were increased significantly in 1999.. As a further result of the Company's negotiations with its warrant holders, the ratchet effects have been frozen and are reflected in the following table as of March 15, 1999:

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

Common Stock
------------

During the year ended December 31, 1997, the Company issued a total of 940,600 shares, with 910,600 being the result of warrant exercises and 30,000 issued as stock bonuses previously accrued in 1996. The Company realized net proceeds of $1,366,000 from these transactions.


During the year ended December 31, 1998, the Company issued 505,252 shares, with 320,000 being the result of warrant exercises, 178,500 being from the exercise of warrants and 6,752 being for services. The Company realized net proceeds of $484,000 from these transactions.


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
                                            -------
                                           $660,283
                                            =======

In the ordinary course of its insulation business, certain parties have filed a substantial number of claims against the Company for actual and punitive damages. Presently, the number of these claims exceed 300. The potential value of the claims is in the range of $1,000,000 to $5,500,000. the Company continues to have adequate insurance coverages with financially sound carriers responding to these claims and does not foresee any financial exposure resulting from these claims. The litigation involving the Company at the Texaco oil refinery is outside of this coverage and is covered by a separate project-specific policy. Any decision in this case will not affect coverage available for the claims. Throughout its history, the Company has maintained insurance policies that typically respond to these claims. Based on the advice of counsel, it is management's opinion that these actions, individually and in the aggregate, will not have a significant adverse impact on the Company's financial position or results of operations.


NOTE N - RELATED PARTY TRANSACTIONS

Receivables from related parties are comprised of the following:

                                  December 31,      December 31,
                                      1998              1997
                                  -----------       -----------
     Parc-Metalclad                $      -          $ 12,644
     Loans to executive officers,
       directors and employees       61,570            83,822
     Other                           90,195                 -
                                    -------           -------
                                   $151,765          $ 96,466
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

During fiscal 1995 the Company loaned $370,000 each to Grant S. Kesler and
T. Daniel Neveau, officers of the Company. The loans are collateralized by 180,000 shares of common stock of the Company. The loans accrued interest at 7% over prime which was 9% at May 31, 1995. In February 1996, Messrs. Kesler and Neveau each repaid $150,000 to the Company. In March 1996, the notes were amended to modify the loan principal between Messrs. Kesler and Neveau as well as to adjust the interest rates, effective March 1, to a variable rate based upon the Company's quarterly investment rate. The amendment also stipulated that the notes be re-paid by May 31, 1997. The repayment of these notes has been extended until December 31, 1999.

In December 1996, the Company loaned $150,000 to Mr. Javier Guerra Cisneros, a Director and Vice President of Mexico Operations. The loan is collateralized by 300,000 shares of stock of the Company and is represented by a promissory note bearing interest at 10%. In February 1997, Mr. Guerra repaid $120,000 of this note. The repayment of this note has been extended until the earlier of the Company's sale of its Mexican operations or December 31, 1999.


NOTE O - UNAUDITED INTERIM INFORMATION

The following condensed financial information for the twelve month and seven month periods ended December 31, 1997 and December 31, 1996 is unaudited and is being presented for comparative purposes.

                                                              Twelve Months Ended                Seven Months Ended
                                                                  December 31,                       December 31,
                                                          ---------------------------       ---------------------------

                                                              1997            1996              1996            1995
                                                              ----            ----              ----            ----

Revenues - Insulation Business                             $8,971,103     $10,144,474       $5,518,606       $6,910,000
Revenues - Waste Management(1)                              2,913,720       2,320,398          631,884        1,450,860

Operating Income (Loss) - Insulation Business                 107,712        (873,517)         (20,867)          (1,269)
Operating Loss - Waste Management(1)                       (2,609,622)     (2,019,015)      (1,574,265)          76,086

Corporate Expense                                           2,170,683       3,726,947        1,839,047        1,789,007
Interest (Income) Expense                                     (62,460)        163,123         (154,365)         834,149
Other Expense                                                       -               -                -          728,644
                                                            ---------       ---------        ---------        ---------

Net Loss                                                  $(4,610,133)    $(6,782,602)     $(3,279,815)     $(3,276,983)
                                                           ==========      ==========       ==========       ==========

Net Loss Per Share - Basic and Diluted                       $(.16)          $(.24)           $(.11)            $(.17)
                                                              ====            ====             ====              ====

(1) The waste management business was discontinued in 1998.  See Note B.


                 Metalclad Corporation and Subsidiaries

            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                Additions
                                    Balance at     Charged to   Charged to                  Balance at
                                    Beginning      Costs and      Other                        End of
    Description                     of Period      Expenses      Accounts     Deductions      Period
   -------------                    ---------      ----------   ----------    ----------    ----------

Year ended December 31, 1998:
 Deducted from asset accounts:
  Allowance for doubtful accounts     $28,907       $     0       $     0      $   8,907     $ 20,000
  Allowance for excess and
   obsolete inventory                  16,009             0             0         11,009        5,000

------------------------------------------------------------------------------------------------------

Year ended December 31, 1997:
 Deducted from asset accounts:
  Allowance for doubtful accounts     $28,907       $     0       $     0      $       0     $ 28,907
  Allowance for excess and
   obsolete inventory                  25,289             0             0          9,280       16,009

------------------------------------------------------------------------------------------------------

Year ended December 31, 1996:
 Deducted from asset accounts:
  Allowance for doubtful accounts     $33,479       $     0       $     0      $   4,572      $28,907
  Allowance for excess and
    obsolete inventory                 25,000           289             0              0       25,289

------------------------------------------------------------------------------------------------------

Year ended May 31, 1996:
 Deducted from asset accounts:
  Allowance for doubtful accounts     $40,001       $     0       $     0       $  6,522      $33,479
  Allowance for excess and
    obsolete inventory                 25,000             0             0              0       25,000

------------------------------------------------------------------------------------------------------
















                                 F25