Form 10-Q/A
period 1999-03-31
METALCLAD CORP
filed 2000-02-09
CIK 13547

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


     As of March 31, 1999, the registrant had 34,727,522 shares outstanding of its Common Stock, $.10 par value.




                     METALCLAD CORPORATION AND SUBSIDIARIES

                             TABLE OF CONTENTS

                                                                 Page


PART I.  FINANCIAL INFORMATION

   Item 1.  Consolidated Financial Statements:

   Consolidated Balance Sheets (unaudited) at March 31, 1999
   and December  31, 1998. . . . . . . . . . . . . . . . . . .    1-2

   Consolidated Statements of Operations (unaudited) for the
   three months ended March 31, 1999 and 1998. . . . . . . . .     3

   Consolidated Statements of Cash Flows (unaudited)
   for the three months ended March 31, 1999 and 1998. . . . .     4

   Notes to Consolidated Financial Statements. . . . . . . . .     5

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations.  .      5


PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . .    11


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .    13

                                   PART I

                           FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements

                  METALCLAD CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                                 March 31,    December 31,
                                                    1999          1998
                                                    ----          ----
                                                 (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                      $ 286,964     $  519,940
  Accounts receivable, less allowance for
    doubtful accounts of $20,000 at March
    1999, and $28,907 at December 1998           1,819,109        828,686
  Costs and estimated earnings in excess of
    billings on uncompleted contracts              155,449        143,672
  Inventories                                      208,786        176,697
  Prepaid expenses and other current assets         65,030         56,492
  Receivables from related parties                 107,251        151,765
                                                 ---------      ---------
          Total current assets                   2,642,589      1,877,252

Property, plant and equipment, net                 333,240        271,592
Net assets of discontinued operations            8,959,139      9,096,300
Other assets                                        43,161         43,162
                                                 ---------      ---------
                                               $11,978,129    $11,288,306
                                                ==========     ==========

                  METALCLAD CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS
                              (CONTINUED)


                                                  March 31,   December 31,
                                                    1999         1998
                                                    ----         ----
                                                 (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $1,152,794     $  636,096
 Current liabilities, net--discontinued
    Operations                                   2,579,248      2,886,067
  Accrued expenses                                 659,268        913,772
  Billings in excess of costs and estimated
    earnings on uncompleted contracts              222,101         71,280
  Current portion of long-term debt                 11,421         18,585
  Convertible zero coupon notes                  1,675,000      1,640,000
                                                 ---------      ---------
          Total current liabilities              6,299,832      6,165,800

Long-term debt, less current portion                84,732         51,949
Convertible long-term notes                      1,063,766      1,201,547
                                                 ---------      ---------
          Total liabilities                      7,448,330      7,419,296
                                                 ---------      ---------

Shareholders' equity:
  Preferred stock, par value $10; 1,500,000
    shares authorized; none issued                       -              -
  Common stock, par value $.10; 80,000,000
    shares authorized; 34,727,522, and
    30,569,122 issued and outstanding at
    March 1999 and December 1998,
    respectively                                 3,472,753     3,056,912
  Additional paid-in capital                    58,040,190    57,404,880
  Accumulated deficit                          (54,292,447)  (53,907,766)
Officers' receivable collateralized by stock      (550,587)     (544,906)
Accumulated other comprehensive income          (2,140,110)   (2,140,110)
                                                 ---------     ---------
                                                 4,529,799     3,869,010
                                                 ---------     ---------
                                               $11,978,129   $11,288,306
                                                ==========    ==========




              See Notes to Consolidated Financial Statements


                        METALCLAD CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Three Months Ended
                                                        March 31,
                                                    1999         1998
                                                    ----         ----
Revenues-Insulation
  Contract revenues                             $3,494,497   $2,579,328
  Material sales                                   110,828        5,182
  Other                                                  -        3,500
                                                 ---------    ---------
                                                 3,605,325    2,588,010
                                                 ---------    ---------
Operating costs and expenses   Insulation
  Contract costs and expenses                    3,091,279    2,230,251
  Cost of material sales                            86,337        3,568
  Selling, general and administrative              288,750      247,123
                                                 ---------    ---------
                                                 3,466,366    2,480,942
                                                 ---------    ---------

Corporate expense                                  439,336      435,505
                                                 ---------    ---------

Operating loss                                    (300,377)    (328,437)

Interest expense                                   (84,304)     (29,947)
                                                 ---------    ---------

Loss from continuing operations                   (384,681)   $(358,384)

Loss from discontinued operations                        -     (475,471)
                                                 ---------    ---------

Net loss                                        $ (384,681)  $ (833,855)
                                                 =========    =========

Weighted average number of common shares        32,624,496   30,063,870
                                                ==========   ==========

Loss per share of common stock, continuing
  operations   basic and diluted                   ($.01)       ($.01)

Loss per share of common stock, discontinued
  operations   basic and diluted                      -         ($.02)

Loss per share of common stock   basic and
 diluted                                           ($.01)       ($.03)

                See Notes to Consolidated Financial Statements


                 METALCLAD CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          Three Months Ended
                                                                            March 31,
                                                                         1999          1998
                                                                         ----          ----
Cash flows from operating activities:
Net loss                                                            $  (384,681)     $ (833,855)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
  Loss from discontinued operations                                           -         475,471
  Depreciation and amortization                                          69,166          54,545
  Issuance of stock for services and interest                           107,800               -
  Changes in operating assets & liabilities:
    Increase in accounts receivable                                    (990,423)        (36,120)
    Decrease (increase) in unbilled receivables                         (11,777)        120,126
    Increase in inventories                                             (32,089)        (28,802)
    Decrease (increase) in prepaid expenses and other assets             (8,538)         20,898
    Decrease in receivables from related parties                         44,514          14,753
    Increase (decrease) in accounts payable & accrued expenses          262,194         (14,912)
    Increase in billings over cost                                      150,821          43,805
    Other                                                                     -         (11,401)
                                                                      ---------       ---------
    Net cash used in continuing operations                             (793,013)       (195,492)
    Net cash used in discontinued operations                           (131,266)       (616,340)
                                                                      ---------       ---------
    Net cash used in operating activities                              (924,279)       (811,832)
                                                                      ---------       ---------
Cash flows from investing activities:
  Capital expenditures   continuing operations                          (81,217)         (4,466)
  Capital expenditures   discontinued operations                        (46,771)       (306,927)
                                                                      ---------       ---------
  Net cash used in investing activities                                (127,988)       (311,393)
                                                                      ---------       ---------
Financing activities:
  Proceeds from long-term borrowings                                     69,063               -
  Payments on long-term borrowings   continued operations              (137,785)              -
  Borrowings by officers, secured by stock                               (5,681)         (5,199)
  Proceeds from exercise of warrants                                    943,351               -
                                                                      ---------       ---------
  Net cash provided (used) in continuing operations                     868,948          (5,199)
  Net cash used in discontinued operations                              (49,657)              -
                                                                      ---------       ---------
  Net cash provided (used) in financing activities                      819,291          (5,199)
                                                                      ---------       ---------

Decrease in cash and cash equivalents                                  (232,976)     (1,128,424)

Cash and cash equivalents at beginning of period                        519,940       1,510,667)
                                                                      ---------       ---------
Cash and cash equivalents at end of period                           $  286,964      $  382,243
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

   This Form 10-Q Amendment No. 1 to Form 10-Q which amends the 1999 Quarterly Report includes the following primary changes: the Company has included all Mexican operations, including the unopened landfill in San Luis Potosi, in discontinued operations. Previously, the Company included the landfill and the costs of its ongoing NAFTA arbitration, in continued operations, pending resolution of the claim. Consequently, this amendment includes the landfill and all associated costs of its NAFTA claim, in discontinued operations, since the Company believes it will not open the landfill and the NAFTA claim will determine the landfill's disposition.

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

    Contract costs and expenses were $3,091,000 for the quarter as compared to $2,230,000 for the three months ended March 31, 1998, an increase of 39%. This increase is consistent with the Company's increase in revenues..

    Cost of material sales was $86,000 for the quarter as compared to $4,000, matching the increase in sales in this area.

    Selling, general and administrative costs for the three months ended March 31, 1999 were $289,000 as compared to $247,000 for the comparable period ended March 31, 1998, an increase of 17% and due to the increased volume of work in the quarter.

    Discontinued Operations. Loss from discontinued operations was $339,000 for the three months ended March 31, 1999 as compared to a loss of $475,000 for the quarter ended March 31, 1998. The $339,000 loss for the quarter ended March 31, 1999 has been charged to the accrual for losses on discontinued operations established in December 1998 and is not included in the current period consolidated loss.

    Corporate Expense. Corporate expenses were $439,000 for the three months ended March 31, 1999 as compared to $436,000 for the comparable period of 1998.

    Interest Income (Expense). Interest expense for the quarter ended March 31, 1999 was $84,000 as compared to interest expense of $30,000 for the comparable period. This is due to the addition of interest-bearing debt during the second half of 1998.

Consolidated Results

    The Company experienced a net loss of $385,000 for the three months ended March 31, 1999 as compared to a net loss of $834,000 for the comparable period ended March 31, 1998, an improvement of 54%.

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

     During fiscal 1998, the Company initiated a plan to assess its Y2K exposure. The Company's Y2K project is expected to significantly reduce the Company's level of uncertainty and exposure to the Y2K issue. In connection with this assessment, the Company initiated a plan to acquire and implement new business systems that will address its Y2K issues. To date, the Company has not identified any operating systems, either of its own or of a material third party relationship, that present a material risk of not being Y2K ready or for which a suitable alternative cannot be implemented. The Company is on schedule with its plan and believes that it will have all of its own systems Y2K compliant by December 1, 1999.

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

     The following outlines the various phases of the Company's Y2K project, as well as the expected completion date of the phase:

                                                               Expected
           Description of Task                             Completion Date
-------------------------------------------------------    ---------------

Address Compliance of IT Systems with Year 2000 issues:
 --Address Business Information IT System                    Completed
 --Address Operations IT System                              Completed

Assessment of third-Party Risk regarding Y2K issues          10/15/1999

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

     To date, the Company's effort to modify its accounting and information systems to comply to the Y2K requirements has been focused on its core business applications (i.e. systems used for the Company's day-to-day operations). As of March 31, 1999, the Company has spent approximately $50,000 to modify its computer systems (including software) to process dates beyond December 31, 1999. The Company does not estimate that its future costs related to its Y2K initiatives will be material. The Company currently anticipates that all of its operating systems will be Y2K compliant well before January 1, 2000, and that the Y2K issue will not have a material adverse effect upon the Company's liquidity, financial position or results of operations.

Liquidity and Capital Resources

    In the fourth quarter of 1998, the Company committed to a plan to discontinue its Mexican operations and to seek potential buyers for its Mexican business. The Company plans to dispose of its El Confin landfill upon resolution of its NAFTA claim. Although no further investments are being made in Mexico, the Company continues to rely upon additional capital to maintain its Mexican assets until sold, pursue its NAFTA arbitration and support its remaining operations.

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

    The Company had negative working capital at March 31, 1999 of $3,657,000 compared to negative working capital deficit of $4,289,000 at December 31, 1998. The Company had cash and cash equivalents at March 31, 1999 of $287,000 and $520,000 at December 31, 1998. Cash used in continuing operations for the three months ended March 31, 1999 was $793,000 compared to $195,000 for 1998. Cash provided in discontinued operations for the three months ended March 31, 1999 was $131,000 compared to cash used of $616,000 for 1998.

    For the three months ended March 31, 1999 the Company generated negative cash flow from continuing operations of $793,000, of which $174,000 in negative cash flow related to the insulation business due primarily to larger than usual collection of accounts receivable in December 1998. The negative cash flow primarily related to cororate activities, including the pursuit of the Company's NAFTA claim and also is attributed to the aforementioned larger than usual collection of accounts receivables. The current accounts receivable balances are in line with the increased revenues. The Company will require substantial additional financing to continue pursuit of its NAFTA claim, and complete the sale of its Mexican operations, along with general and administrative expenses without revenues to offset such expenses. The Company is aware of its on going cash needs and continues to work with its warrant holders, investment bankers and other sources to meet its on going needs through December 31, 1999. Given the Company's decision to discontinue operations in Mexico, and sell its businesses, the cash requirements in Mexico greatly diminish other than for its NAFTA claim. The Company believes it will obtain the necessary funds to continue its planned operations throughout 1999; however, no assurances can be given that such funds will be available to the Company as required.

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

                             METALCLAD CORPORATION

Date: February 9, 2000      By:  /s/Anthony C. Dabbene
                                ---------------------------------
                                Anthony C. Dabbene
                                Chief Financial Officer
                                (Principal Accounting Officer)