Form 10-Q/A
period 1999-06-30
METALCLAD CORP
filed 2000-02-09
CIK 13547

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



                METALCLAD CORPORATION AND SUBSIDIARIES

                          TABLE OF CONTENTS

                                                                 Page


PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

Consolidated Balance Sheets (unaudited) at June 30, 1999
and December 31, 1998 . . . . . . . . . . . . . . . . . . . .    1-2

Consolidated Statements of Operations for the three months
and six months ended June 30, 1999 and 1998 (unaudited) . . .     3

Consolidated Statements of Cash Flows for the six months
ended June 30, 1999 and 1998 (unaudited). . . . . . . . . . .     4

Notes to Consolidated Financial Statements. . . . . . . . . .     5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations. . . .     6


PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . .    12


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . .    14

                                PART I

                        FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                METALCLAD CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS

                                                                June 30,    December 31,
                                                                 1999          1998
                                                             -----------   ------------
                                                             (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                   $   164,298   $   519,940
  Accounts receivable, less allowance for doubtful
    accounts of $20,000 in June 1999 and $28,907 in
    December 1998                                               1,758,576       828,686
  Costs and estimated earnings in excess of billings
    on uncompleted contracts                                      185,847       143,672
  Inventories                                                     168,673       176,697
  Prepaid expenses and other current assets                        16,870        56,492
  Receivables from related parties                                106,000       151,765
                                                                ---------     ---------
       Total Current Assets                                     2,400,264     1,877,252

  Property, plant and equipment, net                              319,317       271,592
  Net assets of discontinued operations                         8,900,413     9,096,300
  Other assets                                                     22,886        43,162
                                                                ---------     ---------
                                                              $11,642,880   $11,288,306
                                                               ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                            $   817,454    $  636,096
 Current liabilities, net--discontinued operations              3,143,453     2,886,067
  Accrued expenses                                                740,179       913,772
  Billings in excess of costs and estimated earnings
    on uncompleted contracts                                      101,094        71,280
  Current portion of long-term debt                                29,019        18,585
  Convertible zero coupon notes                                 1,710,006     1,640,000
                                                                ---------     ---------
         Total current liabilities                              6,541,205     6,165,800

  Long-term debt, less current portion                             80,564        51,949
  Convertible subordinated debentures                           1,076,372     1,201,547
                                                                ---------     ---------
         Total liabilities                                      7,698,141     7,419,296
                                                                ---------     ---------

                METALCLAD CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS
                              (continued)


                                                               June 30,    December 31,
                                                                 1999          1998
                                                             -----------   ------------
                                                             (Unaudited) Shareholders' equity:
  Preferred stock, par value $10; 1,500,000 shares
    authorized; none issued                                        -             -
  Common stock, par value $.10; 80,000,000 shares
    authorized, 36,017,022 and 30,569,122 issued
    and outstanding in June 1999 and December 1998,
    respectively                                           3,601,703     3,056,912
  Additional paid-in capital                              58,136,115    57,404,880
  Accumulated deficit                                    (55,096,544)  (53,907,766)
  Officers' receivable collateralized by stock              (556,425)     (544,906)
  Accumulated other comprehensive income                  (2,140,110)   (2,140,110)
                                                           ---------     ---------
                                                           3,944,739     3,869,010
                                                           ---------     ---------
                                                         $11,642,880   $11,288,306
                                                          ==========    ==========


























            See Notes to Consolidated Financial Statements

                METALCLAD CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                          For Six Months Ended     For Three Months Ended
                                         ----------------------    ----------------------
                                          June 30,     June 30,     June 30,     June 30,
                                            1999         1998         1999        1998
                                          --------     --------     --------     -------
Revenues-Insulation
  Contract revenues                     $7,479,848   $5,300,537    $3,985,351  $2,721,209
  Material sales                           184,328       21,648        73,500      16,466
  Other                                          -        3,500             -           -
                                         ---------    ---------     ---------   ---------
                                         7,664,176    5,325,685     4,058,851   2,737,675
Operating costs and expenses-Insulation
  Contract costs and expenses            6,491,445    4,578,035     3,400,166   2,347,784
  Cost of material sales                   146,857       15,313        60,520      11,745
  Selling, general and administrative
    expenses                               604,876      522,998       316,126     275,875
                                         ---------    ---------     ---------   ---------
                                         7,243,178    5,116,346     3,776,812   2,635,404
                                         ---------    ---------     ---------   ---------

Corporate expense                          843,323    1,076,661       403,987     641,156
                                         ---------    ---------     ---------   ---------

Operating loss                            (422,325)    (867,322)     (121,948)   (538,885)
                                         ---------    ---------     ---------   ---------

Interest expense                          (148,672)     (59,622)      (64,368)    (29,675)
                                         ---------    ---------     ---------   ---------
Loss from continuing operations           (570,997)    (926,944)     (186,316)   (568,560)

Loss from discontinued operations         (617,780)    (929,337)     (617,780)   (453,866)
                                         ---------    ---------     ---------   ---------
Net loss                               $(1,188,777) $(1,856,281)    $(804,096)$(1,022,426)
                                         =========    =========      ========   =========
Weighted average number of common
  shares                                34,012,287   30,240,062    35,563,133  30,413,501
                                        ==========   ==========    ==========  ==========
Loss per share of common stock,
  continuing operations--basic
  and diluted                            $(0.01)      $(0.03)       $(0.01)      $(0.02)
                                           ====         ====          ====         ====
Loss per share of common stock,
  discontinued operations--basic
  and diluted                            $(0.02)      $(0.03)       $(0.01)      $(0.01)
                                           ====         ====          ====         ====
Loss per share of common stock--
  basic and diluted                      $(0.03)      $(0.06)       $(0.02)      $(0.03)
                                           ====         ====          ====         ====






            See Notes to Consolidated Financial Statements


                 METALCLAD CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  For Six Months Ended
                                                                        June 30,
                                                                  --------------------
                                                                    1999        1998
                                                                    ----        ----
Cash flows from operating activities:
Net loss                                                     $(1,188,777)  $(1,856,281)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
    Loss from discontinued operations                            617,780       929,337
    Depreciation and amortization                                139,753       108,590
    Issuance of stock for services                               108,000         8,440
    Changes in operating assets & liabilities:
      Decrease (increase) in accounts receivable                (929,890)       72,167
      Decrease (increase)  in unbilled receivables               (42,175)      159,711
      Decrease (increase) in inventories                           8,024       (16,194)
      Decrease in prepaid expenses and other assets               39,622        86,100
      Decrease in receivables from related parties                45,765        16,239
      Increase in accounts payable and accrued expenses         (100,235)      437,095
      Increase in billings over costs                             29,814        93,328
      Other                                                       20,276       (45,744)
                                                               ---------     ---------
      Net cash used in continuing operations                  (1,252,043)       (7,212)
      Net cash used in discontinued operations                  (284,188)     (789,722)
                                                               ---------     ---------
      Net cash used in operating activities                   (1,536,231)     (796,934)
                                                               ---------     ---------
Cash flows from investing activities:
  Capital expenditures--continuing operations                    (67,798)      (33,634)
  Capital expenditures--discontinued operations                        -      (437,692)
                                                               ---------     ---------
  Net cash used in investing activities                          (67,798)     (471,326)
                                                               ---------     ---------
Cash flows from financing activities:
  Proceeds from long-term borrowings                             133,880             -
  Payments on long-term borrowings--continued operations        (150,000)            -
  Borrowings by officers, secured by stock (net)                 (11,519)      (11,529)
  Proceeds from issuance of common stock                               -        67,500
  Proceeds from exercise of warrants                           1,276,026       372,750
                                                               ---------     ---------
  Net cash provided by financing activities                    1,248,387       428,721
                                                               ---------     ---------
Decrease in cash and cash equivalents                           (355,642)     (839,539)
Cash and cash equivalents at beginning of period                 519,940     1,510,667
                                                               ---------     ---------
Cash and cash equivalents at end of period                    $  164,298    $  671,128
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

3. For almost three years, the Company has been involved in an arbitration proceeding with the United Mexican States over the Company's completed, but unopened, landfill facility in San Luis Potosi, Mexico. At the pre-hearing conference on July 6, 1999, the Tribunal reaffirmed the schedule for the final hearing on the arbitration. The final hearing will commence on August 30, 1999 and is anticipated to be completed on September 10, 1999.
A decision will follow completion of this hearing, but no definitive time frame can be provided (see Part II, Item 1--Legal Proceedings).

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

Results of Operations (Six Months ended June 30, 1999 and 1998)

     General. Historically, the Company's revenues were generated primarily in the United States from insulation and asbestos abatement services and in Mexico from the collection of waste oils and solvents for recycling, placement and servicing of parts washing machines, brokering the disposal of waste and remediation services.

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

     Discontinued Operations. Loss from discontinued operations was $618,000 for the six months ended June 30, 1999 as compared to a loss of $929,000 for the six months ended June 30, 1998. At December 31, 1998, the measurement date, the Company estimated future losses from discontinued operations of its Mexican businesses to be $450,000. At that time, the Company anticipated that its NAFTA claim would be completed by September 1999 and that non-NAFTA operating assets would be sold by the quarter ended June 30, 1999. Operating losses from the non-NAFTA assets, in excess of our $450,000 accrual at December 31, 1998, amounted to $353,000 for the six months ended June 30, 1999. These additional losses were a direct result of delays in the closing of the sale of the non-NAFTA related assets due to unforeseen additional legal document requirements in Mexico as well as impacts on the businesses' operations as the sale was made known. Furthermore, the $450,000 accrual did not contain any provisions for the Company's direct costs of pursuing its NAFTA claim. As a result of preparing for the NAFTA hearing, the Company incurred additional legal and outside consulting costs of $265,000, which it could not have reasonably foreseen at December 31, 1998.

     As of June 30, 1999 the arbitration hearing, relating to the NAFTA assets, is not scheduled to commence until late August 1999. In order to preserve the Company's Mexican assets, pending completion of our claim, the Company will continue to incur legal, consulting and other administrative expenses beyond what was anticipated at December 31, 1998. For the six months ended June 30, 1999 costs associated with this activity totaled $265,000. In addition, management believes that operating losses from the Mexican entities will continue until disposal of these assets is completed. However, management cannot reasonably estimate these losses. Future losses will be charged to operations as incurred.

    Corporate Expense. Corporate expenses were $843,000 for the six months ended June 30, 1999 as compared to $1,077,000 for the comparable period of 1998, a decline of 22%. This decline was achieved by continued cost reductions and staffing reductions.

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

Assessment of Non-IT Systems                                 Completed

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

        To date, the Company's effort to modify its accounting and information systems to comply to the Y2K requirements has been focused on its core business applications (i.e. systems used for the Company's day-to-day operations). As of June 30, 1999, the Company has spent approximately
$57,500 to modify its computer systems (including software) to process dates beyond 12/31/99. The Company does not estimate that its future costs related to its Y2K initiatives will be material. The Company currently anticipates that all of its operating systems will be Y2K compliant well before January 1, 2000, and that the Y2K issue will not have a material adverse effect upon the Company's liquidity, financial position or results of operations.

Liquidity and Capital Resources

     In the fourth quarter of 1998, the Company committed to a plan to discontinue its Mexican operations and to seek potential buyers for its Mexican business. The Company is, however, retaining the El Confin landfill facility currently in arbitration under the NAFTA. Although no further investments are being made in Mexico, the Company continues to rely upon additional capital to maintain its Mexican assets until sold, pursue its NAFTA arbitration and support its remaining operations.

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

     The Company had negative working capital at June 30, 1999 of $4,141,000 compared to negative working capital of $4,289,000 at December 31, 1998.
The Company had cash and cash equivalents at June 30, 1999 of $164,000 and $520,000 at December 31, 1998. Cash used in continuing operations for the six months ended June 30, 1999 was $1,252,000 compared to $7,000 for 1998. Cash used by discontinued operations for the six months ended June 30, 1999 was $284,000 compared to cash used of $790,000 for 1998. Cash used in operating activities for the six months ended June 30, 1999 was funded primarily by cash and cash equivalents on hand at the beginning of the year as well as the warrant exercises completed during the six months.

     For the six months ended June 30, 1999 the Company generated negative cash flow from continuing operations of $1,252,000, of which $105,000 in negative cash flow related to the insulation business due primarily to larger than usual collection of accounts receivable in December 1998. The remaining negative cash flow is related to corporate activities, primarily the Company's NAFTA claim. The Company will require substantial additional financing to continue pursuit of its NAFTA claim, and complete the sale of its Mexican operations, along with general and administrative expenses without revenues to offset such expenses. The Company is aware of its on going cash needs and continues to work with its warrant holders, investment bankers and other sources to meet its on going needs through December 31, 1999. Given the Company's decision to discontinue operations in Mexico, and sell its businesses, the cash requirements in Mexico greatly diminish. The Company believes it will obtain the necessary funds to continue its planned operations throughout 1999; however, no assurances can be given that such funds will be available to the Company as required.


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

Item 3  Defaults Upon Senior Securities

     Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     On June 2, 1999, the Company held its Annual Meeting of Shareholders in Newport Beach, California. The following matters were presented for the approval of the shareholders with the results presented:

    a. The election of five members to the Board of Directors of the Company, to serve until the next annual meeting. The results of the shareholders' votes are as follows:

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

    c. To consider and act upon a proposal to effect a one for up to ten reverse split of the common stock of the Company, provided that it becomes a necessary requirement of NASDAQ to maintain the Company's listing. The results were as follows:

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