Form 10-Q/A
period 1999-09-30
METALCLAD CORP
filed 2000-02-09
CIK 13547

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

                                PART I

                        FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                METALCLAD CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS

                                                                                    September 30,   December 31,
                                                                                       1999           1998
                                                                                   ------------    -----------
                                                                                    (Unaudited)

    ASSETS
Current assets:
  Cash and cash equivalents                                                         $  937,797     $  519,940
  Accounts receivable, less allowance for doubtful accounts of $20,000
    in September 1999 and $28,907 in December 1998                                   1,752,404        828,686
  Costs and estimated earnings in excess of billings on uncompleted contracts          228,221        143,672
  Inventories                                                                          189,871        176,697
  Prepaid expenses and other current assets                                             21,372         56,492
  Receivables from related parties                                                     108,677        151,765
                                                                                    ----------     ----------
       Total Current Assets                                                          3,238,342      1,877,252

  Property, plant and equipment, net                                                   328,571        271,592
  Net assets of discontinued operations                                              8,643,944      9,096,300
  Other assets                                                                          23,086         43,162
                                                                                    ----------     ----------
                                                                                   $12,233,943    $11,288,306
                                                                                    ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                                  $  663,382     $  636,096
 Current liabilities, net--discontinued operations                                   3,182,841      2,886,067
  Accrued expenses                                                                     748,089        913,772
  Billings in excess of costs and estimated earnings on uncompleted contracts           60,865         71,280
  Current portion of long-term debt                                                     46,669         18,585
  Convertible zero coupon notes                                                      2,011,380      1,640,000
                                                                                    ----------     ----------
         Total current liabilities                                                   6,713,226      6,165,800

  Notes payable                                                                         74,398         51,949
  Convertible subordinated debentures, less discounts                                1,008,761      1,201,547
                                                                                    ----------     ----------
         Total liabilities                                                           7,796,385      7,419,296
                                                                                    ----------     ----------
SHAREHOLDERS' EQUITY
  Preferred stock, par value $10; 1,500,000 shares authorized; none issued                   -              -
  Common stock, par value $.10; 80,000,000 shares authorized, 3,695,920 and
    3,056,912 issued and outstanding in September 1999 and December 1998,
    respectively                                                                       454,389        305,691
  Additional paid-in capital                                                        63,247,820     60,156,101
  Accumulated deficit                                                              (56,561,972)   (53,907,766)
  Officers' receivable collateralized by stock                                        (562,569)      (544,906)
  Cumulative foreign currency translation adjustment                                (2,140,110)    (2,140,110)
                                                                                    ----------     ----------
                                                                                     4,437,558      3,869,010
                                                                                    ----------     ----------
                                                                                   $12,233,943    $11,288,306
                                                                                    ==========     ==========




             See Notes to Consolidated Financial Statements

                METALCLAD CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             For Nine Months Ended         For Three Months Ended
                                                            -----------------------        ----------------------
                                                             Sept.30,      Sept.30,         Sept.30,     Sept.30,
                                                              1999           1998            1999          1998
                                                            ---------     ---------        ---------     ---------
Revenues--Insulation
  Contract revenues                                        $9,963,449    $7,881,005       $2,483,601    $2,580,468
  Material sales                                              209,159        50,444           24,831        28,796
  Other                                                        49,264         5,797           49,264         2,297
                                                           ----------     ---------        ---------     ---------
                                                           10,221,872     7,937,246        2,557,696     2,611,561
Operating costs and expenses--Insulation
  Contract costs and expenses                               8,733,309     6,860,260        2,241,864     2,282,225
  Cost of material sales                                      191,128        37,680           44,271        22,367
  Selling, general and administrative expenses                895,308       713,877          290,432       190,879
                                                           ----------     ---------        ---------     ---------
                                                            9,819,745     7,611,817        2,576,567     2,495,471


Corporate expense                                           1,502,056     1,508,449          658,733       431,788
                                                           ----------     ---------        ---------     ---------
               Operating Loss                              (1,099,929)   (1,183,020)        (677,604)     (315,698)
                                                           ----------     ---------        ---------     ---------

Interest expense                                             (207,589)     (112,466)         (58,917)      (52,844)
                                                           ----------     ---------        ---------     ---------

Loss from continuing operations                            (1,307,518)   (1,295,486)        (736,521)     (368,542)


Loss from discontinued operations                          (1,346,687)   (1,395,313)        (728,907)     (465,976)
                                                           ----------     ---------        ---------     ---------
               Net loss                                   $(2,654,205) $(2,690,799)      $(1,465,428)   $ (834,518)
                                                            =========     =========        =========     =========


Weighted average number of common shares                    3,666,964     3,031,244        4,179,401     3,045,062

Loss per share of common stock, continuing
  operations--basic and diluted                              $(.35)        $(.43)           $(.18)        $(.12)

Loss per share of common stock, discontinued
  operations--basic and diluted                              $(.37)        $(.46)           $(.17)        $(.15)

Loss per share of common stock--basic and diluted            $(.72)        $(.89)           $(.35)        $(.27)













             See Notes to Consolidated Financial Statements


                 METALCLAD CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             For Nine Months Ended
                                                                  September 30,
                                                        -----------------------------
                                                            1999              1998
                                                        ------------     ------------
Cash flows from operating activities:
Net loss                                                $(2,654,205)     $(2,690,799)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
  Loss from discontinued operations                       1,346,687        1,395,313
  Depreciation and amortization                             210,338          167,261
  Issuance of stock for services, interest and debt         588,333            8,441
  Changes in operating assets & liabilities:
    Decrease (increase) in accounts receivable             (923,718)         185,192
    Decrease (increase) in unbilled receivables             (84,549)               -
    Decrease (increase) in inventories                      (13,174)              12
    Decrease (increase) in prepaid expenses and
      other assets                                           35,120          172,087
    Decrease (increase) in receivables from
      related parties                                        43,088          (24,332)
    Increase (decrease) in accounts payable and
      Accrued expenses                                     (246,397)         198,378
    Increase in billings over costs                         (10,415)         137,648
    Other                                                    20,076                -
                                                          ---------        ---------
    Net cash used in continuing operations               (1,688,816)        (450,799)
    Net cash used in discontinued operations             (1,070,756)      (1,585,671)
                                                          ---------        ---------
    Net cash used in operating activities                (2,759,572)      (2,036,470)
                                                          ---------        ---------
Cash flows from investing activities:
  Capital expenditures--continuing operations              (118,525)        (283,493)
  Capital expenditures--discontinued operations                   -         (519,777)
                                                          ---------        ---------
  Net cash used in investing activities                    (118,525)        (803,270)
                                                          ---------        ---------

Financing activities:
  Proceeds from long-term borrowings                        688,476        1,350,329
  Payments on long-term borrowings--continued operations    (27,943)         (18,137)
  (Borrowings) by officers, secured by stock (net)          (17,663)         440,250
  Proceeds from exercise of warrants                      2,653,084                -
                                                          ---------        ---------
  Net cash provided by continuing operations              3,295,954        1,772,442
  Net cash provided (used) in discontinued operations             -
                                                          ---------        ---------
  Net cash provided by financing activities               3,295,954        1,772,442
                                                          ---------        ---------
Increase (decrease) in cash and cash equivalents            417,857       (1,067,298)

Cash and cash equivalents at beginning of period            519,940        1,510,667
                                                          ---------        ---------
Cash and cash equivalents at end of period               $  937,797       $  443,369
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

     2. During the fourth quarter of 1998, the Company committed to a plan to discontinue its Mexican operations and to seek to identify potential buyers for its Mexican business, consequently, the Company's Mexican operations are now classified as discontinued operations. The financial statements for the periods ending September 30, 1998 have been reclassified to reflect this accounting so as to be consistent with the current presentation. As of September 30, 1999, the Company was in negotiations to sell all of its ownership interests in certain Mexican assets classified as discontinued operations, specifically excluding those Mexican assets involved in the NAFTA claim. The proposed terms of this sale stipulate payment of the purchase price in stages as various benchmarks are achieved in the operation of the business. If the sale is completed, no gain or loss will be recorded on the payments until 100% of the Company's net investment is recovered.
Until a sale is consummated, the book value of these assets, of approximately $904,000, is included in the long-term assets as Net Assets of Discontinued Operations and Current liabilities, net discontinued operations. Net assets totaling $5,461,000 are related to the NAFTA claim, are not a part of this sale and the disposition of which is dependent on the final decision.

          Under the terms of the proposed sale, the Company can receive up to $5,000,000 in payments as certain specific milestones are met. An initial payment of $125,000 will be due on closing. The most significant milestone payments are associated with the buyer's ability to complete and open the Aguascalientes landfill project. If the buyer can obtain all necessary authorizations, complete construction and open the facility, payments totaling $1,125,000 would be due the Company under the milestone payment
schedule.   In the event that the buyer is not successful in its efforts to open the project, the Company will be required to write down its receivable in the transaction.

          Relative to the NAFTA assets, the Company's claim is for $90,000,000; however, the Tribunal is the final arbiter on value and damages.
     In October 1999, the Company completed the sale of these operations in exchange for an initial cash payment of $125,000 and a series of payments based upon achievement of certain milestones and the assumption of all liabilities. Future financial presentations will reflect this event.

3. For approximately three years, the Company has been involved in an arbitration proceeding with the United Mexican States over the Company's completed, but unopened, landfill facility in San Luis Potosi, Mexico. The final hearing in these proceedings commenced August 30, 1999 and was completed on September 9, 1999. Post hearing briefs were filed by the parties on November 9, 1999 and a decision is anticipated in January 2000.

4. In October 1999, the Company announced the signing of a non-binding letter of intent for the sale of its insulation contracting subsidiaries to PDG Environmental, Inc. ("PDG"). The letter of intent provides for the sale to PDG of all of Metalclad's shares of its insulation subsidiaries in consideration of 3.4 million shares of PDG common stock and warrants to purchase up to an additional 4.4 million shares of PDG common stock at an exercise price of $.75 per share. PDG's common stock closed at $0.47 on October 20, 1999. The PDG warrants will expire twelve months after the closing of the sale and may be exercised for cash or shares of Metalclad common stock valued at the lesser of 1.5 times Metalclad's book value per share or 90% of the average of the closing bid and ask prices of Metalclad common stock for the ten trading days prior to the exercise.

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

Results of Operations (Nine Months Ended September 30, 1999 and 1998)

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

     Discontinued Operations. Effective October 8, 1999, the Company sold its interests in Administracion Residuos Industriales, S.A. de C.V., Ecosistemas Nacionales, S.A. de C.V. and Ecosistemas El Llano, S.A. de C.V. The Company also intends to dispose of its interests in Ecosistemas del Potosi, S.A. de C.V. and Confinamiento Tecnico de Residuos Industriales, S.A. de C.V., pending resolution of the NAFTA claim. Due to losses incurred in excess of Company estimates at the measurement date, the Company recorded additional losses from discontinued operations was $1,347,000 for the nine months ended September 30, 1999, net of previously accrued losses of $450,000 at December 31, 1998. Such additional losses are a result of the following changes in fact from the December 31, 1998 measurement date: A) The Company's Mexican operating losses exceeded management's original estimate by $798,000. These additional losses were a direct result of a delay in the closing of the sale of the non-NAFTA related assets due to unforeseen additional legal document requirements in Mexico as well as impacts on the businesses' operations as the sale was made known. B) The $450,000 accrual did not contain any provisions for the Company's direct costs of pursuing its NAFTA claim. The full extent of the NAFTA hearing process was unknown until the middle of the third quarter, as witness lists, court fees, procedures, etc. could not have been anticipated earlier. As a result of the hearing process, the Company incurred additional costs of $549,000, which it could not have reasonably foreseen at December 31, 1998.

          The Company concluded the NAFTA arbitration hearing on September 9, 1999. A short post-hearing brief is to be filed by the Company, with the NAFTA tribunal, by the end of October 1999. The Company anticipates final resolution of this claim during first quarter 2000. Until that time, the Company believes that legal, consulting and other administrative expenses may continue to be incurred. The Company is also actively pursuing a disposition of the NAFTA assets, but management cannot reasonably estimate future losses going forward as the schedule on completion of this claim is beyond the Company's control. However, the Company is currently not aware of any other requirements or filings necessary while it awaits the Tribunal's decision. It is believed that future costs, if any, will not be material, pending the final decision. Future costs, if any, will be charged to operations as incurred.

    Corporate Expense. Corporate expenses were $1,502,000 for the nine months ended September 30, 1999 as compared to $1,508,000 for the comparable period of 1998.

    Interest Expense. Interest expense for the nine months ended September 30, 1999 was $208,000 as compared to interest expense of $112,000 for the comparable period. This is due to the addition of interest-bearing debt during the second half of 1998 and amendments to the zero coupon notes increasing the interest rate during 1999.

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

Address Compliance of IT Systems with Year 2000 issues:
 --Address Business Information IT System                    Completed
 --Address Operations IT System                              Completed

Assessment of third-Party Risk regarding Y2K issues          10/15/1999

Assessment of Non-IT Systems                                 Completed

Update of IT Systems to meet Year 2000 requirements          10/15/1999

Development of contingency plan for non-compliance of
systems to Y2K requirements                                  11/30/1999


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

         To date, the Company's effort to modify its accounting and information systems to comply to the Y2K requirements has been focused on its core business applications (i.e. systems used for the Company's day-to-day operations). As of September 30, 1999, the Company has spent approximately $66,000 to modify its computer systems (including software) to process dates beyond 12/31/99. The Company does not estimate that its future costs related to its Y2K initiatives will be material. The Company currently anticipates that all of its operating systems will be Y2K compliant well before January 1, 2000, and that the Y2K issue will not have a material adverse effect upon the Company's liquidity, financial position or results of operations.

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

     The Company had negative working capital at September 30, 1999 of $3,475,000 compared to negative working capital of $4,289,000 at December 31, 1998. The Company had cash and cash equivalents at September 30, 1999 of $938,000 and $520,000 at December 31, 1998. Cash used in continuing operations for the nine months ended September 30, 1999 was $1,689,000 compared to $451,000 for 1998. Cash used by discontinued operations for the nine months ended September 30, 1999 was $1,071,000 compared to cash used of $1,586,000 for 1998. Cash used in operating activities for the nine months ended September 30, 1999 was funded primarily by cash and cash equivalents on hand at the beginning of the year as well as the warrant exercises and issuances of convertible debt completed during the nine months.

         For the nine months ended September 30, 1999 the Company generated negative cash flow from continuing operations of $1,689,000, of which $458,000 in negative cash flow related to the insulation business due primarily to larger than usual collection of accounts receivable in December 1998. The remaining negative cash flow is related to corporate activities, primarily the Company's NAFTA claim. The Company will require substantial additional financing to continue pursuit of its NAFTA claim, and complete the sale of its Mexican operations, along with general and administrative expenses without revenues to offset such expenses. The Company is aware of its on going cash needs and continues to work with its investment bankers and other sources to meet its on going needs through December 31, 1999. Given the Company's decision to discontinue operations in Mexico, and sell its businesses, the cash requirements in Mexico greatly diminish. The Company believes it will obtain the necessary funds to continue its planned operations throughout 1999; however, no assurances can be given that such funds will be available to the Company as required.

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

                                       METALCLAD CORPORATION

Date: February 9, 2000                By:  /s/Anthony C. Dabbene
                                       ----------------------------------
                                            Anthony C. Dabbene
                                            Chief Financial Officer
                                           (Principal Accounting Officer)