Form 10-K
period 1999-12-31
METALCLAD CORP
filed 2000-03-30
CIK 13547

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

                   For the year ended December 31, 1999

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

     The aggregate market value of the Common Stock held by non-affiliates of the registrant on March 15, 2000 was approximately $17,000,000, based upon the average of the bid and asked prices of the Common Stock, as reported on The Nasdaq Stock Market .

     The number of shares of the Common Stock of the registrant outstanding as of March 15, 2000 was 5,150,498.

     Documents incorporated by reference:

     Portions of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2000 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                                  PART I

     All statements, other than statements of historical fact, included in this Form 10-K, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business", are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Such forward-looking statements involve assumptions, known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Metalclad Corporation (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-K. Such potential risks and uncertainties include, without limitation, the ability to recover the consideration for the sale of the Company's businesses in Mexico, the outcome of the Company's NAFTA claim for damages against Mexico, competitive pricing and other pressures from other businesses in the Company's markets, economic conditions generally and in the Company's primary markets, availability of capital, cost of labor, and other risk factors detailed herein and in other of the Company's filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this Form 10-K and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements.

ITEM 1.  BUSINESS

(a)  General Development of Business

     Corporate Structure. The Company, incorporated originally in 1947 as an Arizona corporation, was reincorporated in Delaware on November 24, 1993. The Company has wholly owned subsidiaries in both the United States and Mexico. The Company's United States subsidiaries include Eco-Metalclad ("Eco-MTLC"), a Utah corporation, Metalclad Insulation Corporation ("MIC"), a California corporation and Metalclad Environmental Contractors ("MEC"), a California corporation. The Company's Mexican subsidiaries include Eco Administracion, S.A. de C.V. ("ECOPSA"), Consultoria Ambiental Total, S.A. de CV. ("CATSA") and Confinamiento Tecnico de Residues Industriales, S.A. de C.V. ("COTERIN"). Each of the Mexican subsidiaries is a corporation of variable capital.

     Unless otherwise indicated, the term "Company" refers to Metalclad Corporation and its United States and Mexican subsidiaries.

     The Company's principal executive offices are located at 2 Corporate Plaza Drive, Suite 125, Newport Beach, California 92660 and its telephone number is (949) 719-1234. MIC and MEC serve their clients from their headquarters in Anaheim, California. Eco-MTLC maintains its offices in Newport Beach, California and the Company's Mexican subsidiaries' offices are located in the city of San Luis Potosi, Mexico.

     Business in the United States. For over 30 years, the Company has been providing insulation and asbestos abatement services, primarily on the West Coast. Through MIC and MEC, the Company provides these services to a wide range of industrial, commercial and public agency clients. Insulation services include the installation of high- and low-temperature insulation on pipe, ducts, furnaces, boilers, and other types of industrial equipment and commercial applications. Asbestos abatement services include removal and disposal of asbestos-containing products in similar applications. The Company fabricates specialty items for the insulation industry and sells insulation material and accessories incident to its services business to its customers as well as to other contractors. A diverse list of clientele includes refineries, utilities, chemical/petrochemical plants, manufacturing facilities, commercial properties, office buildings, and various governmental facilities.

     Business in Mexico. In 1991, the Company embarked on a strategy to develop an integrated industrial waste management business in Mexico. Through acquisitions and development of projects, it was the Company's intent to provide a full-service network of locations, including treatment and disposal facilities, to provide professional, environmentally safe, handling and disposal of industrial waste streams.

     After eight years of developing this business, the Company determined that its efforts would not be successful due to political opposition in Mexico. In 1997, the Company filed a $90 million claim under the North American Free Trade Agreement ("NAFTA") to recover the value of its investment in a completed, but unopened, treatment, storage and disposal ("TSD") facility in San Luis Potosi. This facility is held by ECOPSA and COTERIN. See Item 3 Legal Proceedings and Note B of the Financial
Statements.   Because of political interference with a second project that was under construction and approximately 90 percent complete in Aguascalientes, the Company is considering the filing of a second NAFTA claim. In 1999, the Company sold its operating and project development subsidiaries in Mexico and withdrew from the Mexican market. See Note B of the Financial Statements.

(b)  Financial Information About Industry Segments

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

(c)  Narrative Description of Business

Introduction

     Industrial Waste Management Business.   Since the Company has sold its
operations and withdrawn from Mexico and this market segment, its only activity in this segment is the ongoing NAFTA arbitration.

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

     Operations and Employee Safety. All contract work is performed by trained Company personnel and supervised by project managers trained and experienced in construction and asbestos abatement. Each employee involved in asbestos abatement must complete a general training and safety program conducted by the Company. Training topics include approved work procedures, instruction on protective equipment and personal safety, dangers of asbestos, methods for controlling friable asbestos and asbestos transportation and handling procedures. In addition, all full-time employees engaged in asbestos abatement activities are required to attend a minimum four-day course approved by EPA and the Occupational Safety and Health Administration ("OSHA") and all supervisors of abatement projects are required to attend a nine-hour first aid/CPR/safety course and an eight-hour EPA/AHERA refresher course annually. Two of the Company's full-time employees and 54 hourly employees have been trained and certified as "competent individuals" under EPA regulations relating to the training of asbestos abatement workers. All employees are issued detailed training materials and the Company typically conducts a job safety analysis in the job bidding stage.

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

     Customers. The Company's insulation customers are categorized as Industrial or Commercial. The industrial customers are predominately public utilities (power, natural gas and water/water treatment), major oil companies for oil refineries and petrochemical plants, chemical and food processors, other heavy manufacturers, and engineering/construction companies. The Commercial customers are primarily government installations, schools, hospitals, institutions, an array of manufacturing/commercial facilities, and the general or mechanical construction contractors. The Company anticipates that a significant portion of its revenues in 2000 will continue to be from work performed for Southern California Edison, ARCO, and Equilon.

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

     Insurance and Bonding. The Company's general liability insurance policy provides base coverage of $1,000,000 per occurrence and excess liability coverage of $10,000,000. Additionally, the Company maintains separate policies for contractor pollution coverage in the amount of $10,000,000. The Company's current insulation and asbestos abatement services customers do not generally require performance bonds. The Company believes, however, that its current bonding arrangements are adequate for the Company's anticipated future needs. The Company has historically carried insurance for liability associated with the sale of asbestos bearing materials. Because of the age of the Company there have been several different insurance carriers. As claims are made for liability associated with asbestos those claims are managed by counsel for the Company and submitted to the appropriate insurance carrier for defense depending upon the date the claim originated. It has been more than 25 years since the Company sold any asbestos bearing material. The Company believes that there is adequate insurance coverage remaining and believes it has no material exposure to any future claims.

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

     Backlog. The Company's backlog for insulation services at December 31, 1999, and December 31, 1998 was $21,700,000 and $7,200,000, respectively.
Backlog is calculated in terms of estimated revenues on fixed-price and cost-plus projects in progress or for which contracts have been executed. The Company believes that backlog as of any date is not necessarily indicative of future revenues. The Company estimates that its entire backlog as of December 31, 1999 will be completed during the next eighteen months. The majority of the Company's present business is on cost-plus contracts for which backlog is estimated. The Company fulfills product and supply orders promptly, and there is no backlog in the material sales business.

     Employees. As of December 31, 1999, the Company had 5 full-time employees in its executive offices and 12 full-time employees in its insulation business for a total of 17 employees. These include three executive officers, project managers/estimators, purchasing, accounting, and office staff.

     As of December 31, 1999, the Company employed approximately 110 hourly employees for insulation contracting services, nearly all of whom are members of the International Association of Heat and Frost Insulators and Asbestos Workers ("AFL-CIO"). The Company is a party to agreements with various local chapters of various trade unions. The number of hourly employees employed by the Company fluctuates depending upon the number and size of projects that the Company has under construction at any particular time. It has been the Company's experience that hourly employees are generally available for its projects, and the Company has continuously employed a number of them on various projects over an extended period of time. The Company considers its relations with its hourly employees and the unions representing them to be good and has experienced no recent work stoppages due to strikes by such employees. Additionally, the trade union agreements the Company is a party to include no strike, no work stoppage provisions.

Directors and Executive Officers of the Company

     The names, ages, and positions of the Company's directors and executive officers (including certain significant executive officers of the Company's principal subsidiaries) are listed below:

                                Director
                               or Officer
Name                   Age        Since     Current Position with the Company
------------------     ---     ----------   --------------------------------------------
Anthony C. Dabbene      48        1996      Chief Financial Officer, Director
Bruce H. Haglund        48        1983      Secretary, General Counsel, Director
Grant S. Kesler         56        1991      President, Chief Executive Officer, Director
Raymond J. Pacini       44        1999      Director
Robert D. Rizzo         54        1999      President   MIC/MEC
J. Thomas Talbot        64        1999      Director

     Anthony C. Dabbene has been the Chief Financial Officer for the Company since January 1996 and a Director since May 1997. Prior to his employment with the Company, Mr. Dabbene was employed by LG & E Energy Corp. for 10 years, including service as Vice President and Controller to the Energy Services Group. From 1973 to 1985, he was employed by EBASCO Services Incorporated, where he was Manager-Finance and Administration for the Western region from 1981 to 1985.

     Bruce H. Haglund has served as Secretary-General Counsel of the Company since 1983 and served as a Director of the Company from 1983 to July 1991 and again in 1999. Mr. Haglund is a principal in the law firm of Gibson, Haglund & Paulsen in Orange County, California where he has been engaged in the private practice of law since 1980. He is also a member of the Boards of Directors of Aviation Distributors, Inc., HydroMaid International, Inc., Renaissance Golf Products, Inc., and VitriSeal, Inc.

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

     Raymond J. Pacini is the President, Chief Executive Officer, and a Director of California Coastal Communities, Inc. (formerly Koll Real Estate Group, Inc.), where he has been since 1990. Prior to 1998, he was the Executive Vice President and Chief Financial Officer of Koll Real Estate Group, Inc.

     Robert D. Rizzo joined the Company as President of Metalclad Insulation in November 1999. Prior to joining Metalclad, Mr. Rizzo was project manager for major projects at PDG Environmental, Inc. He has over 25 years experience in finance, engineering and construction. Mr. Rizzo has a B.S. in Civil Engineering and an MBA.

     J. Thomas Talbot is the owner of The Talbot company, an investment and asset management company. Mr. Talbot has been the Chief Executive Officer of HAL, Inc., the parent company of Hawaiian Airlines and was a founder or co-founder of Jet American Airlines (sold to Alaska Airlines), Air California, and Southwest Airlines. He currently serves on the boards of directors of The Hallwood Group, Inc., Fidelity National Financial, Inc., California Coastal Communities, Inc., Competisys LLC and The Pacific Club. Mr. Talbot holds a B.A. in Economics from Stanford University and a J.D. from Hastings College of Law, University of California, Berkeley.


ITEM 2.  PROPERTIES

     The Company leases space for its offices and warehouse facilities under leases of varying terms at rentals aggregating approximately $19,619 per month. The Company's executive offices are located in Newport Beach, California, which consists of approximately 3,000 square feet leased at a current rate of $6,143 per month. The Newport Beach lease expires in September 2002. Facilities in Anaheim, California house the Southern California industrial insulation services and the insulation material sales operations. The Anaheim facility consists of 26,000 square feet of office and warehouse space that is leased at the current rate of $13,476 per month. The Anaheim lease expires in April 2002.

     ECOPSA owns an approximately 92-hectare parcel (approximately 227 acres) of land in Santa Maria del Rio near San Luis Potosi, Mexico.

     COTERIN owns approximately 2,200 acres of land near La Pedrera in the Mexican State of San Luis Potosi on which El Confin is located.


ITEM 3.  LEGAL PROCEEDINGS

     Given the Company's long history in the insulation business and in the sale of insulation materials, it is subject to various claims related to prior asbestos-related business as well as its current business. While the number of these claims is over 300, the Company believes it has adequate insurance in place, had adequate insurance in prior years and is rigorously defending all claims. The Company does not believe that these claims, individually or in the aggregate, will have a material adverse effect on its financial condition.

     On May 14, 1999, two shareholders, as individuals, filed almost identical litigations in both state and federal courts in Los Angeles against the Company, its officers, directors and certain advisors. Their claims include violations of the California Corporations Code, intentional misrepresentation, negligent misrepresentation, constructive fraud, breach of fiduciary duty, and negligence. No specific amount of damages is claimed. The federal cases have been consolidated and 10 of the 11 individual defendants have been dismissed with prejudice. In state court there is pending an Order to Show Cause as to why the cases should not be either consolidated with the federal cases or dismissed. The Company believes these cases have no merit and that an adverse decision would not be material to the Company. The Company intends to defend the cases rigorously and seek recovery of its costs and fees from the plaintiffs.

     On July 7, 1999, Morton Associates, a Virgin Islands Corporation, filed suit in federal court in Los Angeles against the Company requesting a declaratory judgment interpreting certain anti-dilution provisions of a warrant agreement owned by Morton. The Company has defended the case on the ground that there was no consideration for the provision in the warrant agreement, upon which Morton relies. Other holders of similar warrant agreements have reached a settlement with the Company. The Company cannot predict the outcome, but believes that an adverse ruling would not be material to its operations.

     No assurances can be given that the Company will be successful in its defense of these litigations. The Company maintains directors and officers liability insurance, which has been noticed on these claims, and believes its insurance coverages to be adequate to cover any potential damages, if awarded.

     On October 2, 1996, following a long period of unsuccessful negotiation with the Mexican government in an effort to open its hazardous waste TSD facility in San Luis Potosi, Mexico, the Company filed a Notice of Claim under the provisions of the North American Free Trade Agreement ("NAFTA"). The notice was filed with the International Center for the Settlement of Investment Disputes (ICSID) in Washington, D.C. pursuant to the provisions of the NAFTA. On January 2, 1997, the Company filed its actual claim with ICSID, after which a three-member tribunal was impaneled which includes one arbitrator from Mexico, one from the United States and a third, chosen jointly by the parties, from Great Britain. The first hearing was held in Washington, D.C. on July 15, 1997 and a number of matters were agreed upon by the parties and a significant amount of direction was given by the tribunal to the proceedings that would move forward.

     Pursuant to those understandings, the Company, on October 13, 1997, filed its Memorial, which included the claim and all of the evidence supporting the claim, including expert witness studies and the like. The basis of the Company's claim against Mexico is one like unto expropriation. The Company's position is since it is not being allowed to operate a legally authorized project, it has in essence been taken by the Mexican government and they should, therefore, be responsible for paying fair compensation under the provision of the NAFTA. A fair market valuation was done on behalf of the Company by an expert company, which indicated the fair market value of this business was $90,000,000.

     On February 17, 1998, the United Mexican States ("Mexico") responded to the Company's claim to the Tribunal by filing a "counter-memorial". On August 21, 1998 the Company filed its "reply" to Mexico's counter-memorial and on April 19, 1999 Mexico filed its "rejoinder". A pre-hearing conference took place July 6, 1999 and the final hearing took place in Washington, D.C. from August 30 to September 9, 1999. Post-hearing briefs were filed by Metalclad, Mexico and the United States government on November 8, 1999. The Company has been advised by the NAFTA tribunal that a final decision will be unlikely before late April 2000; however, there can be no assurance, if an award is made, that the Company will not encounter collection difficulties.

     If a favorable decision were received by the Company, any damages awarded to the Company would be payable by the United Mexican States as an obligation of the government of Mexico. Both NAFTA and other international treaties provide mechanisms for ensuring collection and it is anticipated that any damages would be collected in the year 2000.

     The Company has devoted substantial resources in the pursuit of its claim before the NAFTA Tribunal. It has given counsel broad authority in the employment of experts and others it feels necessary to properly pursue the Company's claim. The officers of the Company have also spent substantial amounts of time and resources in assisting the Company's NAFTA counsel and will continue to do so until completion. There is no assurance, however, that the Company will be successful. If it is not, the impact will be material and adverse (see Note C to the financial statements).


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                 PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The Company's Common Stock is traded on The Nasdaq Small Cap Stock Market under the symbol "MTLC." Effective July 2, 1999 the Company implemented a 1 for 10 reverse stock split. The following table sets forth, for the fiscal periods indicated, the high and low sales prices for the Common Stock, adjusted for the stock split, as reported by Nasdaq:

                                                         Sales Price
                                                    ----------------------
                                                      High           Low
                                                    --------      --------

     Fiscal Year Ended December 31, 1997
     1st Fiscal Quarter Ended March 31, 1997        16  1/4       10 15/16
     2nd Fiscal Quarter Ended June 30, 1997         20            10 15/16
     3rd Fiscal Quarter Ended September 30, 1997    15  5/16      11  7/8
     4th Fiscal Quarter Ended December 31, 1997     12 13/16       9  3/8

     Fiscal Year Ended December 31, 1998
     1st Fiscal Quarter Ended March 31, 1998        11  7/8       11  1/4
     2nd Fiscal Quarter Ended June 30, 1998         10  5/8       13  1/3
     3rd Fiscal Quarter Ended September 30, 1998     6  7/8        6  1/4
     4th Fiscal Quarter Ended December 31, 1998      4  1/16       3  3/4

     Fiscal Year Ended December 31, 1999
     1st Fiscal Quarter Ended March 31, 1999         6  5/8        2  3/16
     2nd Fiscal Quarter Ended June 30, 1999          4 11/16       1  1/4
     3rd Fiscal Quarter Ended September 30, 1999     4 15/16       1  9/16
     4th Fiscal Quarter Ended December 31, 1999      6  5/8        3 15/16


     The Company has not paid any cash dividends on its Common Stock since its incorporation and anticipates that, for the foreseeable future, earnings, if any, will continue to be retained for use in its business. As of March 15, 2000, the approximate number of record holders of the Company's Common Stock was 1,362.


ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data is derived from the consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

                                                                          7 Months
                                           Year Ended December 31,     Ended Dec 31,(5) Year Ended May 31,
                                      -------------------------------  ------------     ------------------
                                        1999        1998       1997        1996          1996       1995
                                      --------     -------    -------    -------        -------    -------
                                                     (in thousands, except per share amounts)
Statement of Operations Data (1)

Revenues from
  continuing operations               $13.422     $10,009      $8,971      $5,519      $11,445    $15,724
Loss from continuing operations        (1,971)     (1,775)     (2,000)     (1,706)      (5,630)    (6,287)
Loss from discontinued operations (2)  (2,228)     (3,003)     (2,610)     (1,574)      (1,150)    (9,112)
Net loss                               (4,199)     (4,778)     (4,610)     (3,280)      (6,780)   (15,399)

Earnings per share:(4)
Net loss per common share, continuing
  operations - basic and diluted       $(0.50)     $(0.58)     $(0.68)     $(0.60)      $(2.50     $(4.60)
Net loss per common share,
  discontinued operations   basic
  and diluted                          $(0.57)     $(0.99)     $(0.89)     $(0.50)      $(0.50)    $(6.70)
                                        -----       -----       -----       -----        -----      -----
Net loss per common share - basic
  and diluted                          $(1.07)     $(1.57)     $(1.57)     $(1.10)      $(3.00)   $(11.30)
                                        =====       =====       =====       =====        =====     ======
Balance Sheet Data

Total assets                           $8,903     $11,288     $11,533     $14,106      $16,554    $10,710
Convertible notes                       2,071       1,640       1,500           -            -      2,050
Convertible debentures (3)                360       1,202          20         229          239      8,636
Shareholders' equity (deficit) (3)      4,586       3,869       8,179      11,115       14,066     (6,173)
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

(4)  Effective July 2, 1999, the Company implemented a 1 for 10 reverse stock split.

(5)  Effective June 1, 1996, the Company changed is fiscal year end to December 31.

     No dividends were paid or declared during the years ended December 31, 1999, 1998, 1997 or the seven months ended December 31, 1996, or the fiscal years ended May 31, 1996, or 1995.


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

Presentation of Financial Statements

     The financial statements of the Company reflect the Company's ongoing business in the insulation contracting segment and the discontinuance of its waste management segment in Mexico. The net assets of the Company's business in Mexico are now classified as discontinued operations. Financial statements of prior periods have been restated to reflect the Company's decision to discontinue operations in Mexico.

     With the Company having significant financial transactions in Mexico, it has been affected by the continued decline of the Mexico peso. In November 1994, the value of the peso was 3.4 to the U.S. dollar. As of December 31, 1999, the value of the peso was 9.49 to the U.S. dollar. As of December 31, 1999, the Company has a foreign currency translation adjustment of $(1,555,423) in the equity section of its balance sheet.

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

     As discussed in Note B to the consolidated financial statements, during the fourth quarter of 1998 the Company committed to a plan to discontinue its Mexican operations and to seek to identify potential buyers for its Mexican business. Consequently, the Company's Mexican operations are classified as discontinued operations. In October 1999, the Company completed the sale of its ownership interests in certain Mexican assets previously classified as discontinued operations. The sale specifically excluded those Mexican assets involved in the NAFTA claim. The terms of this sale stipulate payment of the purchase price in stages as various benchmarks are achieved in the operation of the business, as well as the buyer's assumption of all liabilities. The Company received an initial cash payment of $125,000 and recorded a receivable of $779,402; however, no gain or loss will be recorded on the payments until 100% of the Company's net investment is recovered.

     Under the terms of the sale, the Company can receive up to $5,000,000 in payments as certain specific milestones are met. The most significant milestone payments are associated with the buyer's ability to complete and open the Aguascalientes landfill project. If the buyer can obtain all necessary authorizations, complete construction and open the facility, payments totaling $1,125,000 would be due the Company under the milestone
payment schedule.   In the event that the buyer is not successful in its
efforts to open the project or continue the businesses, the Company will be required to write down its receivable in the transaction.

     Net assets totaling $4,476,000 are related to the NAFTA claim, are not a part of this sale and the disposition of which is dependent on the final decision. Relative to the NAFTA assets, the Company's claim is for $90,000,000; however, the tribunal is the final arbiter on value and damages, if any.

                  Twelve Months Ended December 31, 1999
            Compared to Twelve Months Ended December 31, 1998.

     Insulation Business. Total revenues from the insulation business for the twelve months ended December 31, 1999 were $13,422,000 as compared to $10,009,000 for the twelve months ended December 31, 1998, an increase of 34%.

     Contract Revenues. Contract revenues for the twelve months ended December 31, 1999 were $13,135,000 as compared to $9,912,000 for the twelve months ended December 31, 1998, an increase of 33%. This increase is attributed to the Company's efforts to diversify its client base, including its entry into the commercial insulation market. The Company's accounts receivable have also increased due to the increased contract revenues and the timing of cash receipts.

     Contract and Material Costs. Contract and material costs and expenses for the twelve months ended December 31, 1999 were $11,606,000 as compared to $8,620,000 for the twelve months ended December 31, 1998, an increase of 35%. This increase is consistent with the Company's increase in revenues.

     Selling, General and Administrative Costs. Selling, general and administrative costs for the twelve months ended December 31, 1999 were $1,297,000 as compared to $993,000 for the twelve months ended December 31, 1998, an increase of 31% due to the increased volume of work for the year.

     Discontinued Operations. Effective October 8, 1999, the Company sold its interests in Administracion Residuos Industriales, S.A. de C.V., Ecosistemas Nacionales, S.A. de C.V. and Ecosistemas El Llano, S.A. de C.V. The Company also intends to dispose of its interests in Ecosistemas del Potosi, S.A. de C.V. and Confinamiento Tecnico de Residuos Industriales, S.A. de C.V., pending resolution of the NAFTA claim. Due to losses incurred in excess of Company estimates at the measurement date, the Company recorded additional losses from discontinued operations of $2,228,000 for the twelve months ended December 31, 1999, net of previously accrued losses of $450,000 at December 31, 1998. Such additional losses are a result of the following changes in fact from the December 31, 1998 measurement date: A) The Company's Mexican operating losses exceeded management's original estimate by $780,000. These additional losses were a direct result of a delay in the closing of the sale of the non-NAFTA related assets due to unforeseen additional legal document requirements in Mexico as well as impacts on the businesses' operations as the sale was made known. B) The $450,000 accrual did not contain any provisions for the Company's direct costs of pursuing its NAFTA claim. The full extent of the NAFTA hearing process was unknown until the middle of the third quarter, as witness lists, court fees, procedures, etc. could not have been anticipated earlier. As a result of the hearing process, the Company incurred additional costs of $868,000, which it could not have reasonably foreseen at December 31, 1998. Additionally, the Company wrote off $585,000 of foreign currency losses previously included in the equity section of its balance sheet and associated with the assets sold.

     The Company concluded the NAFTA arbitration hearing on September 9, 1999. A short post-hearing brief was filed by the Company, with the NAFTA tribunal, in early November 1999. The Company anticipates final resolution of this claim during second quarter 2000. Until that time, the Company believes that legal, consulting and other administrative expenses may continue to be incurred. The Company is also awaiting the tribunal's decision to determine the disposition of the NAFTA assets. Management cannot reasonably estimate future losses going forward as the schedule on completion of this claim is beyond the Company's control. However, the Company is currently not aware of any other requirements or filings necessary while it awaits the tribunal's decision. It is believed that future costs, if any, will not be material, pending the final decision. Future costs, if any, will be charged to operations as incurred.

     Corporate Expense. Corporate expenses were $2,140,000 for the twelve months ended December 31, 1999 as compared to $1,984,000 for the twelve months ended December 31, 1998, an increase of 8%. The net increase was primarily an increase in outside services for accounting, consulting and shareholder expenses related to various statutory filings.

     Interest Expense. Interest expense for the twelve months ended December 31, 1999 was $360,000 as compared to interest expense of $187,000 for the twelve months ended December 31, 1998. This is due to the addition of interest-bearing debt during the second half of 1998 and amendments to the zero coupon notes increasing the interest rate during 1999, as well as new interest bearing debt in 1999.

      Income Taxes. Due to the losses incurred during the twelve months ended December 31, 1999 and 1998, the Company did not record a provision for income taxes. At December 31, 1999, the Company has approximately $22,000,000 and $8,000,000 in net operating losses carryforwards available for U.S. federal and California taxes, respectively. See Note I of the consolidated financial statements.

     Consolidated Results. The net loss for the twelve months ended December 31, 1999 was $4,199,000 as compared to a net loss of $4,778,000 for the twelve months ended December 31, 1998. This loss is attributed to the increased interest cost associated with new capital to complete the NAFTA claim as well as the write off of foreign currency losses associated with the sold Mexican assets. The 1999 loss is less than 1998 primarily due to the discontinuance of the Mexican operations.


                  Twelve Months Ended December 31, 1998
            Compared to Twelve Months Ended December 31, 1997.

     Insulation Business. Total revenues were $10,009,000 in 1998 as compared to $8,971,000 for 1997, an increase of 12%. This increase is attributed to work performed under the Company's various maintenance agreements, particularly with ARCO, and the Company's continuing efforts in the commercial insulation market.

     Contract and Material Costs. Contract and material costs and expenses were $8,620,000 in 1998 compared to $7,686,000 in 1997 an increase of 12%, attributed to the increased level of direct costs associated with higher revenues.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $993,000 in 1998 compared to $1,177,000 for the same period in 1997, a decrease of 16%. This decrease reflects the full year results of the Company's cost reduction program, initiated in 1997.

     Discontinued Operations. Loss from discontinued operations for the twelve months ended December 31, 1998 was $3,003,000 compared to a loss of $2,610,000 for the twelve months ended December 31, 1997. The 1998 loss includes an accrual of $450,000 associated with the decision to discontinue the Mexican waste management business. In addition, the 1998 and 1997 loss includes approximately $598,000 and $298,000 of legal and consulting expenses associated with the Company's ongoing NAFTA arbitration.

     Corporate Expense. Corporate expenses were $1,984,000 for the twelve months ended December 31, 1998 as compared to $2,171,000 for the twelve
months ended December 31, 1997, a decrease of 9%.   The decline was achieved
by reductions in staffing and costs.

     Interest Expense. Interest expense was $187,000 for the twelve months ended December 31, 1998 compared to interest income of $62,000 for the twelve months ended December 31, 1997, largely due to the Company's issuance of notes and debentures in 1998.

     Consolidated Results. The net loss for the year ended December 31, 1998 was $4,778,000 as compared to $4,610,000 for 1997, an increase of 4%.
This increased loss is attributable to accruals associated with discontinued operations in Mexico and the costs to pursue the Company's NAFTA claim.

Liquidity and Capital Resources

     In November 1991, the Company completed the acquisition of Eco-Metalclad, Inc. ("ECO-MTLC"), commenced the development of the hazardous industrial waste treatment business in Mexico and began advancing cash to its Mexican subsidiaries for use in the Mexican business. Funding the development of the Company's Mexican business required substantial capital.
To obtain capital for the development of the business of the Company in Mexico, the Company made private placements of its common stock and convertible subordinated debentures and obtained loans from financial institutions.

     In the fourth quarter of 1998, the Company committed to a plan to discontinue its Mexican operations and to seek potential buyers for its Mexican business. Although no further investments are being made in Mexico, the Company continues to rely upon additional capital to maintain its NAFTA related assets, complete its NAFTA arbitration and support its remaining operations.

      In July 1998, the Company issued $1,000,000 in 7% Convertible Debentures due in July 2001, netting the Company $875,000. In February, 1999 the Company redeemed $150,000 of these debentures. During 1999, the holder of these debentures converted all of the remaining principal and interest due into common stock of the Company.

     In August 1998, the Company issued $350,000 in 10% Convertible Subordinated Debentures due in August 2001, netting the Company $308,000. During July 1999, the holder of these debentures converted the entire principal amount into common stock of the Company.

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

     During August and September 1999, the Company issued $360,000 in three-year 10% Convertible Subordinated Debentures on terms similar to the previously issued debentures, with the conversion price being the lower of $2.50 or 75% of market.

     During the twelve months ended December 31, 1999, the Company received approximately $2,783,000 from the exercise of warrants. Additionally, the Company issued 38,500 shares of its common stock to certain employees of the Company in exchange for $108,000 in payroll obligations.

     The Company had negative working capital at December 31, 1999 of $145,000 compared to negative working capital of $4,289,000 at December 31, 1998. The Company had cash and cash equivalents at December 31, 1999 of $769,000 and $520,000 at December 31, 1998. Cash used in continuing operations for the twelve months ended December 31, 1999 was $1,953,000 compared to $662,000 for 1998. Cash used by discontinued operations for the twelve months ended December 31, 1999 was $1,104,000 compared to cash used of $1,567,000 for 1998. Cash used in operating activities for the twelve months ended December 31, 1999 was funded primarily by cash and cash equivalents on hand at the beginning of the year as well as the warrant exercises and issuances of convertible debt completed during the twelve months.

     For the twelve months ended December 31, 1999 the Company generated negative cash flow from continuing operations of $1,953,000, of which $72,000 in negative cash flow related to the insulation business due primarily to larger than usual collection of accounts receivable in December 1998. The remaining negative cash flow is related to corporate activities, primarily the Company's NAFTA claim. The Company will require substantial additional financing to continue pursuit of its NAFTA claim, along with general and administrative expenses without revenues to offset such expenses. The Company is aware of its ongoing cash needs and continues to work with its investment bankers and other sources to meet its ongoing needs through December 31, 2000. Given the Company's decision to discontinue operations in Mexico, and sell its businesses, the cash requirements in Mexico have greatly diminished. The Company believes it will obtain the necessary funds to continue its planned operations throughout 2000; however, no assurances can be given that such funds will be available to the Company as required.

Reverse Stock Split

     On June 2, 1999 the shareholders of the Company approved a reverse stock split of the Company's common stock in a ratio of one share for up to ten shares of its outstanding common stock.

     Pursuant to this approval, the Board of Directors of the Company approved a reverse split of the common shares in a ratio of one share for every ten shares. This reverse split was effective on July 2, 1999.

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

Year 2000 Issues

     As previously reported, over the past year the Company developed and implemented a plan to address the anticipated impacts of the Year 2000 problem. The Company also surveyed selected third parties to determine the status of their Year 2000 compliance programs. In addition, the Company developed contingency plans specifying what the Company would do if we or important third parties experienced disruptions to critical business activities as a result of the Year 2000 problem.

     The Company's Year 2000 plan was completed in all material respects prior to the anticipated Year 2000 failure dates. As of March 15, 2000, the Company has not experienced any materially important business disruptions or system failures as a result of Year 2000 issues, nor is it aware of any Year 2000 issues that have impacted its customers, suppliers or other significant third parties to an extent significant to the Company. However, Year 200 compliance has many elements and potential consequences, some of which may not be foreseeable or may be realized in future periods. Consequently, there can be no assurance that unforeseen circumstances may not arise, or that the Company will not in the future identify equipment or systems that are not Year 2000 compliant.

     As of December 31, 1999, the Company incurred total incremental costs of $74,500 addressing Year 2000 issues. The Company does not anticipate that it will incur any more material costs related to the Year 2000 issue.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 401 of Regulation S-K is set forth in the Company's 2000 Annual Meeting Proxy Statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2000. The Company's 2000 Annual Meeting Proxy Statement, exclusive of the information set forth under the captions "Report of the Compensation Committee" and "Company Performance," are incorporated herein by this reference.


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 402 of Regulation S-K is set forth in the Company's 2000 Annual Meeting Proxy Statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1999. The Company's 2000 Annual Meeting Proxy Statement, exclusive of the information set forth under the captions "Report of the Compensation Committee" and "Company Performance," are incorporated herein by this reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 403 of Regulation S-K is set forth in the Company's 2000 Annual Meeting Proxy Statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1999. The Company's 2000 Annual Meeting Proxy Statement, exclusive of the information set forth under the captions "Report of the Compensation Committee" and "Company Performance," are incorporated herein by this reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In October 1994, in consideration of extraordinary contributions to the Company, including but not limited to the pledge of 75,500 shares of common stock of the Company owned by them to facilitate necessary financings for the Company, the board of Directors approved a loan of $370,000 to each of Mr. Kesler and Mr. Neveau. Such borrowings are due 30 days after demand and bear annual interest at the prime rate of interest plus 7%. In February 1996 Messrs. Kesler and Neveau each repaid $150,000 to the Company. In March 1996, the notes were amended to modify the loan principal between Messrs. Kesler and Neveau as well as to adjust the interest rates, effective March 1, 1996 to a variable rate based upon the Company's quarterly investment rate. Repayment of these notes has been extended until completion of the NAFTA arbitration. Mr. Kesler's note is secured by his employment agreement.

     In June 1996, Mr. Neveau, Chairman of the Board of Directors, Senior Vice President, and a Director of the Company, resigned his position effective the next shareholders' meeting. As a result, the Company and Mr. Neveau renegotiated the terms of his employment agreement relative to compensation, benefits and stock options. Since May 1997, the Company has been offsetting payments due Mr. Neveau against his outstanding loan balance to the Company. There are no remaining payments due Mr. Neveau and his indebtedness to the Company as of December 31, 1999 was $71,000.

     During the twelve months ended December 31, 1999, the Company incurred legal fees of $77,000 from the law firm of Gibson, Haglund & Paulsen, of which Bruce H. Haglund, general counsel, Director, and Secretary of the Company, is a principal; however, none of such fees have yet been paid.

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

     3.  Exhibits

     The following exhibits are being filed with this Annual Report on Form 10-K and/or are incorporated by reference therein in accordance with the designated footnote references:

     3. Restated and Amended Certificate of Incorporation and Bylaws of the Company, and all amendments thereto. (1)

         3.1  Form of Certificate for Common Stock (2)

        10.1  Form of 1993 Omnibus Stock Option and Incentive Plan (3)

        10.2  Form of 1996 Omnibus Stock Option and Incentive Plan (4)

        10.3 Employment Agreement between the Company and Grant S. Kesler dated January 1, 1998 (5)

        10.4 Employment Agreement between the Company and Anthony C. Dabbene dated January 1, 1998 (5)
----------------
(1) Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by this reference.
(2) Filed with the Company's Registration Statement on Form S-1 dated December 15, 1987 and incorporated by reference.
(3) Filed with the Company's Transition Report on Form 10-K for the five months ended May 31, 1993 and incorporated herein by this reference.
(4) Filed with the Company's Preliminary Proxy Statement dated September 10, 1996 and incorporated herein by this by reference.
(5) Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference.

        10.5 Form of 7% Convertible Debenture Due July 31, 2001 between the Company and The Shaar Fund Ltd. Dated July 30, 1998 (6)

        10.6 Amendatory Agreement between the Company and Sundial International Fund Limited and Ultra Pacific Holdings S.A. dated July 30, 1999

        10.7 Form of 10% Convertible Subordinated Debentures Due 2002 between the Company and various parties dated August and September 1999

        22.   List of Subsidiaries of the Registrant

        23.   Consents of Experts and Counsel

(b)  Reports on Form 8-K

     A Current Report on Form 8-K dated October 8, 1999 was filed on October 20, 1999 reporting the completion of the sale to Geologic, S.A. de C.V., of all the Company's interest in the businesses known as Administracion Residuos Industriales, S.A. de C.V., Ecosistemas Nacionales, S.A. de C.V., Quimica Omega, S.A. de C.V., and Ecosistemas El Llano, S.A. de C.V. An amended Current Report on Form 8-K/A-1 was filed on February 9, 2000 providing the required pro forma financial statements relating to the sale.






















----------------

(6) Filed with the Company's Form S-3/A dated July 2, 1999 and incorporated herein by this reference.


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

                                   METALCLAD CORPORATION

                                   By: /s/Anthony C. Dabbene
                                      -----------------------------------
                                       Anthony C. Dabbene
                                       Chief Financial Officer
                                       Date:  March 30, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                  Title                                 Date

/s/Grant S. Kesler    Chief Executive Officer and Director  March 30, 2000
--------------------- (Principal Executive Officer)
Grant S. Kesler


/s/Anthony C. Dabbene Chief Financial Officer & Director    March 30, 2000
--------------------- (Principal Financial and
Anthony C. Dabbene    Accounting Officer)


/s/Bruce H. Haglund   Secretary & Director                  March 30, 2000
---------------------
Bruce H. Haglund


/s/J. Thomas Talbot   Director                              March 30, 2000
---------------------
J. Thomas Talbot


/s/Raymond J. Pacini  Director                              March 30, 2000
---------------------
Raymond J. Pacini












                    CONSOLIDATED FINANCIAL STATEMENTS

                                   and

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



                           For the year ended
                            December 31, 1999




                          METALCLAD CORPORATION


                          ITEM 14(A)(1) and (2)

                  METALCLAD CORPORATION AND SUBSIDIARIES

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


The following Consolidated Financial Statements of Metalclad Corporation and subsidiaries are included in Item 8:


Reports of Independent Public Accountants on Consolidated Financial
Statements:

     Report of Moss Adams  LLP.......................................F-1

     Report of Arthur Andersen LLP...................................F-2


Financial Statements:

     Consolidated Balance Sheets - December 31, 1999 and 1998........F-3

     Consolidated Statements of Operations - the Years Ended
     December 31, 1999, 1998 and 1997................................F-4

     Consolidated Statements of Shareholders' Equity - the Years
     Ended December 31,  1999, 1998 and 1997.........................F-5

     Consolidated Statements of Cash Flows - the Years Ended
     December 31,  1999, 1998 and 1997...............................F-6

     Notes to Consolidated Financial Statements......................F-7


Supplementary Financial Statement Schedules:

     Schedule II - Valuation and Qualifying Accounts................F-22


                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders of Metalclad Corporation:

     We have audited the accompanying consolidated balance sheets of Metalclad Corporation (a Delaware Corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metalclad Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.
     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has suffered recurring losses from operations and has a large accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.
     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The data for the years ended December 31, 1999 and 1998 has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                MOSS ADAMS LLP
Costa Mesa, California
March 17, 2000
                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders of Metalclad Corporation:

     We have audited the consolidated balance sheet of Metalclad Corporation as of December 31, 1997 (not separately presented herein) and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility
of the Company's management.   Our responsibility is to express an opinion
on these financial statements based on our audit.
     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Metalclad Corporation as of December 31, 1997 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.
     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has suffered recurring losses from operations and has a large accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.
     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The data for the year ended December 31, 1997 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP
Orange County, California
April 15, 1998

                  Metalclad Corporation and Subsidiaries

                       CONSOLIDATED BALANCE SHEETS

                                                                     December 31,
                                                            ------------------------------
                                                                1999               1998
                                                            -----------        -----------
  ASSETS

  Current assets:
     Cash and cash equivalents                              $   769,176       $   519,940
     Accounts receivable, less allowance for doubtful
       accounts of $20,000 at December 1999 and 1998          1,644,991           828,686
     Costs and estimated earnings in excess of billings
       on uncompleted contracts                                 147,991           143,672
     Inventories                                                161,832           176,697
     Prepaid expenses and other current assets                  125,630            56,492
     Receivables from related parties, net                       77,686           151,765
     Note receivable--sale of Mexican assets                    779,402                 -
                                                             ----------        ----------
                      Total current assets                    3,706,708         1,877,252

  Property, plant and equipment, net                            357,769           271,592
  Net assets of discontinued operations                       4,815,811         9,096,300
  Other assets                                                   23,086            43,162
                                                             ----------        ----------
                                                            $ 8,903,374       $11,288,306
                                                             ==========        ==========

  LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
     Accounts payable                                       $   898,745       $   636,096
     Current liabilities, net -discontinued operations          339,936         2,886,067
     Accrued expenses                                           499,076           913,772
     Billings in excess of costs and estimated
       earnings on uncompleted contracts                              -            71,280
     Current portion of long-term debt                           42,798            18,585
     Convertible zero coupon notes                            2,071,003         1,640,000
                                                             ----------        ----------
                      Total current liabilities               3,851,558         6,165,800

  Long-term debt, less current portion                          105,915            51,949
  Convertible subordinated debentures                           360,000         1,201,547
                                                             ----------        ----------
                      Total liabilities                       4,317,473         7,419,296
                                                             ----------        ----------
  Commitments and Contingencies (Note M)

  Shareholders' equity :
     Preferred stock, par value $10; 1,500,000 shares
       authorized; none issued                                        -                 -
     Common stock, par value $.10; 80,000,000 shares
       authorized; 4,859,498, and 30,569,122 issued and
       outstanding at December 1999 and 1998, respectively      485,950         3,056,912
     Additional paid-in capital                              64,330,947        57,404,880
     Accumulated deficit                                    (58,106,460)      (53,907,766)
     Officers' receivable                                      (569,113)         (544,906)
     Accumulated other comprehensive income                  (1,555,423)       (2,140,110)
                                                             ----------        ----------
                                                              4,585,901         3,869,010
                                                             ----------        ----------
                                                            $ 8,903,374       $11,288,306
                                                             ==========        ==========




               The accompanying notes are an integral part
                  of these consolidated balance sheets.
                  Metalclad Corporation and Subsidiaries

                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Year ended December 31,
                                                  -------------------------------------
                                                      1999         1998         1997
                                                  -----------   ----------   ----------
Revenues
   Contract revenues                              $13,134,928   $9,912,194   $8,533,425
   Material sales                                     224,850       92,227      201,976
   Other                                               62,136        4,250      235,702
                                                   ----------    ---------    ---------
                                                   13,421,914   10,008,671    8,971,103
                                                   ----------    ---------    ---------
Operating costs and expenses
   Contract costs and expenses                     11,404,866    8,548,872    7,525,047
   Cost of material sales                             200,623       71,316      161,297
   Selling, general and administrative              1,296,615      993,369    1,177,047
                                                   ----------    ---------    ---------
                                                   12,902,104    9,613,557    8,863,391
                                                   ----------    ---------    ---------
Corporate expense                                  (2,140,338)  (1,983,578)  (2,170,683)
Operating loss                                     (1,620,528)  (1,588,464)  (2,062,971)

Interest income (expense)                            (359,777)    (187,011)      62,460
Other income                                            9,145            -            -
                                                   ----------    ---------    ---------
Loss from continuing operations                    (1,971,160)  (1,775,475)  (2,000,511)

Loss from discontinued operations                  (2,227,534)  (3,002,914)  (2,609,622)
                                                   ----------    ---------    ---------
Net loss                                          $(4,198,694) $(4,778,389) $(4,610,133)
                                                   ==========   ==========   ==========

Weighted average number of common  shares           3,918,912    3,036,277    2,943,806
                                                   ==========   ==========   ==========

Loss per share of common stock, continuing
  operations   basic and diluted                    $ (.50)       $ (.58)      $ (.68)
                                                     =====         =====        =====
Loss per share of common stock, discontinued
  operations   basic and diluted                    $ (.57)       $ (.99)      $ (.89)
                                                     =====         =====        =====
Loss per share of common stock   basic and
  diluted                                           $(1.07)       $(1.57)      $(1.57)
                                                     =====         =====        =====


               The accompanying notes are an integral part
                     of these consolidated statements.
                  Metalclad Corporation and Subsidiaries

             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             The Years Ended December 31, 1999, 1998 and 1997

                                                                                                      Accumulated      Total
                                                           Additional                                     Other        Share-
                                       Common Stock          Paid-in     Accumulated     Officers'   Comprehensive    holders'
                                   Shares       Amounts      Capital       Deficit      Receivable       Income        Equity
                                 ----------   ----------  -----------   -------------   -----------  -------------  -----------
  Balance at December 31, 1996   29,123,239   $2,912,324  $55,582,063   $(44,643,578)   $ (576,640)   $(2,158,916)  $11,115,253
  Issuance of common stock                5            -            -              -             -              -             -
  Common stock issued under
    stock option and warrants       910,626       91,063    1,274,876              -             -              -     1,365,939
  Officers' loans; interest
    and repayments                        -            -            -              -        56,477              -        56,477
  Stock issued under bonus plans     30,000        3,000      105,750              -             -              -       108,750
  Other                                   -            -            -        124,334             -              -       124,334
  Foreign currency translation
    adjustment                            -            -            -              -             -         18,806        18,806
  Net loss                                -            -            -     (4,610,133)            -              -    (4,610,133)
                                 ----------    ---------   ----------    -----------     ---------     ----------    ----------

  Balance at December 31, 1997   30,063,870    3,006,387   56,962,689    (49,129,377)     (520,163)    (2,140,110)    8,179,426
  Issuance of common stock            6,752          675        7,765              -             -              -         8,440
  Common stock issued under
    stock option and warrants       498,500       49,850      434,426              -             -              -       484,276
  Officers' loans; interest
    and repayments                        -            -            -              -       (24,743)             -       (24,743)
  Net loss                                -            -            -     (4,778,389)            -              -    (4,778,389)
                                 ----------    ---------   ----------    -----------     ---------     ----------    ----------

  Balance at December 31, 1998   30,569,122    3,056,912   57,404,880    (53,907,766)     (544,906)    (2,140,110)    3,869,010
  Reverse stock split 1 for 10  (27,512,210)  (2,751,221)   2,751,221              -             -              -             -
  Issuance of common stock
    for services                     38,500        3,850      103,950              -             -              -       107,800
  Debt conversions and interest     612,753       61,275    1,403,058              -             -              -     1,464,333
  Common stock issued under
    warrants                      1,151,333      115,134    2,667,838              -             -              -     2,782,972
  Officers' loans; interest               -            -            -              -       (24,207)             -       (24,207)
  Foreign currency translation
    adjustment                            -            -            -              -             -        584,687       584,687
  Net loss                                -            -            -     (4,198,694)            -              -    (4,198,694)
                                 ----------    ---------   ----------    -----------     ---------     ----------    ----------
  Balance at December 31, 1999    4,859,498   $  485,950  $64,330,947   $(58,106,460)   $ (569,113)   $(1,555,423)  $ 4,585,901
                                 ==========    =========   ==========    ===========     =========     ==========    ==========




















               The accompanying notes are an integral part
                     of these consolidated statements.
                  Metalclad Corporation and Subsidiaries

                  CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               Year Ended December 31,
                                                                   -------------------------------------------------
                                                                       1999               1998               1997
                                                                   ------------      ------------      -------------
Cash flows from operating activities:
Net loss                                                           $(4,198,694)      $(4,778,389)      $(4,610,133)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
    Loss from discontinued operations                                2,227,534         3,002,914         2,609,622
    Depreciation and amortization                                      229,327           128,921           235,045
    Provision for losses on accounts receivable                              -            (8,907)                -
    Issuance of stock for services and interest                        107,800             8,441           108,750
    Non-cash (see below) issuance of stock for debt conversions      1,464,333                 -                 -
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                      (816,305)          595,205           690,149
      Decrease (increase) in unbilled receivables                       (4,319)           88,401           (57,305)
      Decrease (increase) in inventories                                14,865           (15,456)          152,916
      Decrease (increase) in prepaid expenses and other assets         (69,138)           84,833           789,093
      Distributions from Curtom-Metalclad                                    -                 -            12,588
      Decrease (increase) in receivables from related parties           74,079           (55,299)           16,375
      Increase (decrease) in accounts payable and accrued expenses    (152,047)          236,394        (1,402,629)
      Increase (decrease) in billings over cost                        (71,280)           50,553           (24,741)
      Increase in note receivable sale of Mexican assets              (779,402)                -                 -
      Decrease in other assets                                          20,076                 -             1,164
                                                                     ---------         ---------         ---------
             Net cash used in continuing operations                 (1,953,171)         (662,389)       (1,479,106)
             Net cash used in discontinued operations               (1,103,729)       (1,566,810)       (1,922,081)
                                                                     ---------         ---------         ---------
             Net cash used in operating activities                  (3,056,900)       (2,229,199)       (3,401,187)
                                                                     ---------         ---------         ---------

Cash flows from investing activities:
  Capital expenditures   continuing operations                        (171,809)         (274,104)                -
  Capital expenditures   discontinued operations                             -          (388,940)         (705,240)
                                                                     ---------         ---------         ---------
             Net cash used in investing activities                    (171,809)         (663,044)         (705,240)
                                                                     ---------         ---------         ---------

Cash flows from financing activities:
  Proceeds from long-term borrowings                                   901,472         1,392,548         1,500,000
  Payments on long-term borrowings   continued operations             (182,292)                -          (210,000)
  (Borrowings) repayments by officers                                  (24,207)          (24,743)           56,477
  Proceeds from exercise of stock options                                    -           111,527                 -
  Proceeds from exercise of warrants                                 2,782,972           372,750         1,365,939
                                                                     ---------         ---------         ---------
             Net cash provided by continuing operations              3,477,945         1,852,082         2,712,416
             Net cash provided (used) in discontinued operations             -           120,391                 -
                                                                     ---------         ---------         ---------
             Net cash provided by financing activities               3,477,945         1,972,473         2,712,416
                                                                     ---------         ---------         ---------
Effects of exchange rates on cash                                            -           139,969           (22,672)
Loss on foreign currency translations                                        -          (210,926)           (2,413)
                                                                     ---------         ---------         ---------
Increase (decrease) in cash and cash equivalents                       249,236          (990,727)       (1,419,096)

Cash and cash equivalents at beginning of period                       519,940         1,510,667         2,929,763
                                                                     ---------         ---------         ---------
Cash and cash equivalents at end of period                          $  769,176        $  519,940        $1,510,667
                                                                     =========         =========         =========
Supplemental disclosures of cash flow information:
  Cash paid for interest                                            $   71,060        $    1,603        $  114,820
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

After several years of developing the Mexican Business, the Company determined that its efforts would not be successful due to political opposition in Mexico. On October 13, 1997, the Company filed a "memorial" with the NAFTA tribunal for its claim to recover the value of its landfill investment in Mexico. On February 17, 1998, the United Mexican States ("Mexico") responded to the Company's claim to the tribunal by filing a "counter-memorial". On August 21, 1998 the Company filed its "reply" to Mexico and on April 19, 1999 Mexico filed its "rejoinder". A pre-hearing conference took place July 6, 1999 and the final hearing took place in Washington, D.C. from August 30 to September 9, 1999. Post-hearing briefs were filed by the Company, the Mexican government and the United States government on November 8, 1999. The Company has been advised by the NAFTA Tribunal that a final decision will be unlikely before late April 2000.

Because of this arbitration, the Company's other businesses in Mexico, including its development of a second landfill facility in the State of Aguascalientes, have been impacted dramatically. Consequently, the Company has discontinued its businesses in Mexico, selling its operating and development businesses, while maintaining its NAFTA assets until completion of its arbitration. (See Note B.)

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has incurred recurring losses from operations and has a large accumulated deficit. Additionally, the Company may require substantial additional financing to complete its NAFTA claim to fund general and administrative expenses without sufficient revenues to offset. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company is continuing its efforts to reduce costs and increase its revenues. The Company is pursuing additional financing alternatives to maintain its operations which may include a continuation of its warrant exchange program. The financial statements to do not include any adjustments relating to the recoverability of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Revenue Recognition

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

Loss Per Share

The Company computes loss per share in accordance with Statement of Financial Accounting Standards ("SFAS") 128, "Earnings Per Share". This statement requires the presentation of both basic and diluted net loss per share for financial statement purposes. Basic net loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. Diluted net loss per share includes the effect of the potential shares outstanding, including dilutive stock options and warrants using the treasury stock method. Because the impact of options and warrants are antidilutive, there is no difference between the loss per share amounts computed for basic and diluted purposes. Weighted average share calculations for all periods presented have been adjusted to reflect the 1 for 10 reverse stock split. (See Note J.)

Stock-Based Compensation

The Company accounts for stock-based compensation for employees under the provisions of APB 25. As required, the Company complies with the disclosure provisions of SFAS 123, "Accounting for Stock-Based Compensation". SFAS 123 requires the Company to disclose pro forma net income and earnings per share as if the fair value based accounting method of SFAS 123 had been used to account for stock based compensation. These disclosures are included in Note J.

Income Taxes

The Company accounts for income taxes using the liability method as prescribed by SFAS 109, "Accounting for Income Taxes".

Comprehensive Income - Foreign Currency Translation

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

Beginning January 1, 1999, Mexico is no longer deemed highly inflationary. However, the Company has discontinued its Mexican operations and therefore this will not impact future reported results of operations. (See Note B.)

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

NOTE B   DISCONTINUED OPERATIONS

In 1991, the Company embarked on a strategy to develop an integrated industrial waste management business in Mexico. After seven years of developing this business, the Company determined that its efforts would not be successful due to political opposition in Mexico. Consequently, in the fourth quarter of 1998, Management committed to a plan to sell its Mexican operations to a third party.

The Company's discontinued operations contain two components: 1) ongoing operations and development and 2) the landfill assets associated with its NAFTA claim. In the fourth quarter of 1999, the Company completed a sale of its ongoing businesses (see Note C). The Company's NAFTA assets will be retained until a final decision is rendered in the claim.

The loss for discontinued operations during fiscal 1999 includes a provision for anticipated costs to complete the ongoing NAFTA claim process of $107,000. Based upon the decision in the NAFTA claim, the Company may have to write down assets of discontinued operations without an offsetting damage award. Additionally, accumulated foreign currency losses of $1,555,000, currently a component of shareholders' equity, will be written off upon disposition of the NAFTA assets.

The consolidated financial statements for prior periods have been restated to reflect the accounting for discontinued operations.

Net sales and loss from discontinued operations are as follows:

                                           Year Ended December 31,
                                   --------------------------------------
                                      1999          1998          1997
                                   ----------    ----------    ----------

Net sales                         $ 4,140,571   $ 5,232,554   $ 2,913,720
Operating loss                     (2,116,496)   (2,587,300)   (2,517,467)
Interest expense                     (111,038)     (415,614)      (92,155)
Loss from discontinued operations  (2,227,534)   (3,002,914)   (2,609,622)

The net assets of discontinued operations are as follows:

                                               December 31,
                                        --------------------------
                                            1999          1998
                                        ------------  ------------
Current assets                          $    14,554   $ 1,068,803
Current liabilities                        (354,490)   (3,954,870)
                                         ----------    ----------
     Net current liabilities               (339,936)   (2,886,067)
                                         ----------    ----------

Property, plant and equipment, net        4,377,369     7,676,774
Other assets                                438,442     1,419,526
                                         ----------    ----------
     Net non-current assets               4,815,811     9,096,300
                                         ----------    ----------

Net assets of discontinued operations    $4,475,875    $6,210,233
                                          =========     =========

Included in net assets of discontinued operations, at December 31, 1999 is approximately $4,476,000 representing the Company's investment in its completed hazardous waste treatment facility in the State of San Luis Potosi, Mexico, known as "El Confin". The Company has been granted all necessary federal governmental authorizations to open and operate the facility but, as yet, has not received the support of the state and local governments. Consequently, on October 2, 1996, the Company filed a Notice of Intent to File Claim Under the North American Free Trade Agreement ("NAFTA"). The claim was filed with the International Centre for Settlement of Investment Disputes ("ICSID") in Washington, D.C. On January 13, 1997, the Secretary General of ICSID registered the Company's claim and notified both the United States and Mexican governments of the
registration.   A final hearing on the claim was completed on September 9,
1999. A binding decision by ICSID tribunal is expected in the second quarter of 2000. The Company's claim is one under the category of "Likened to Expropriation" wherein the Company, having been denied the right to operate its constructed and permitted facility, claims its property has therefore been, as a practical matter, expropriated, entitling the Company to the fair market value of the facility as damages. Although the Company remains confident in its position, no assurances can be given that it will be successful in this arbitration process. The realization of the capitalized landfill costs and goodwill associated with El Confin is dependent upon a successful resolution of the Company's NAFTA claim. Based upon independent appraisal and management's best estimate, the Company believes that the proceeds from the NAFTA claim will significantly exceed the carrying value of the El Confin assets. The Company intends to dispose of this asset upon resolution of the NAFTA claim. However, should a decision be rendered against the Company, assets totaling $4,816,000 may be impaired and could potentially result in a write down should the Company be unable to sell or otherwise recover its investment.

NOTE C   NOTE RECEIVABLE   SALE OF MEXICAN ASSETS

In October 1999, the Company completed a sale of its operating businesses and development project located in Aguascalientes. The sale specifically excluded those Mexican assets involved in the NAFTA claim. The terms of this sale stipulate payment of the purchase price in stages as various benchmarks are achieved in the operation of the business as well as the buyer's assumption of all liabilities. The Company received an initial cash payment of $125,000 and recorded a receivable of $779,402; however, no gain or loss will be recorded on the payments until 100% of the Company's net investment is recovered.

Under the terms of the sale, the Company can receive up to $5,000,000 in payments as certain specific milestones are met. The most significant milestone payments are associated with the buyer's ability to complete and open the Aguascalientes landfill project. If the buyer can obtain all necessary authorizations, complete construction and open the facility, payments totaling $1,125,000 will be due the Company under the milestone
payment schedule.   Presently, the buyer has not completed any of the
milestones associated with the Aguascalientes project. It is at least reasonably possible that the buyer may not complete any of the milestones. In the event that the buyer is not successful in its efforts to open the project or continue the businesses, the Company will be required to write down its receivable in the transaction.

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

NOTE E -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                               December 31,
                                        --------------------------
                                            1999          1998
                                        ------------  ------------

Machinery and equipment                  $ 570,105     $ 525,766
Automotive equipment                       308,557       183,087
Leasehold improvements                       3,039         1,039
                                          --------      --------
                                           881,701       709,892

Less accumulated depreciation
   and amortization                       (523,932)     (438,300)
                                          --------      --------
                                         $ 357,769     $ 271,592
                                          ========      ========

NOTE F -- ACCRUED EXPENSES

Accrued expenses consist of the following:

                                               December 31,
                                        --------------------------
                                            1999          1998
                                        ------------  ------------

Accrued interest                         $ 124,947     $  59,439
Wages, bonuses and taxes                    46,893       467,873
Union dues                                       -        97,933
Accounting fees and legal fees             205,000       112,700
Other                                      122,236       175,827
                                          --------      --------
                                         $ 499,076     $ 913,772
                                          ========      ========

NOTE G   CONVERTIBLE DEBT

Convertible Zero Coupon Notes

In December 1997, the Company issued $2,200,000 Five Year Zero Coupon Secured Notes, due December 31, 2002, netting the Company $1,500,000. The effective interest rate of these notes is 9.33%. The Company is amortizing the difference between the value at maturity and the purchase price over five years. Upon the market price of the Company's common stock closing at or above $1.50 for ten consecutive trading days, the notes become convertible into common stock of the Company at $1.50 per share and the Company is to issue warrants to purchase 1,500,000 common shares of stock with an exercise price of $1.50 per share. Both the conversion price and warrant exercise price also contain anti-dilution
provisions.   Additionally, the notes are redeemable at the option of the holder, or the Company, any time after March 31, 2000. These notes are secured by 100% of the stock of Metalclad Insulation Corporation. The carrying value of Insulation is $1,568,000 as of December 31, 1999. In February 1998, the conditions triggering convertibility of the notes and the issuance of warrants were met.

In June 1998, the Company negotiated a bridge loan with the holder of these notes in the amount of $250,000. As additional consideration for the bridge loan, the Company issued 250,000 warrants exercisable at $1.25. In connection with this financing, certain amendments were made to the original Five Year Zero Coupon Notes which granted the holder an additional 400,000 warrants exercisable at $1.50 as part of the anti-dilution provision of the original warrants and clarifying the anti-dilution language contained in the original notes. The bridge loan was paid in its entirety from the proceeds of the Company's July 1998 financing. Due to the anti-dilution provisions contained in both the notes and the warrants, the holder of these notes had rights similar to those of the Company's existing warrant holders. As part of the Company's negotiations with the warrant holders to solve the issue of the ongoing anti-dilution effects on the number of shares underlying the warrants, the holder of these notes also had to be addressed to solve the anti-dilution provisions contained in the notes. In February 1999, the Company and the holder reached agreement on the conversion price of the notes, originally priced to convert at $15.000 per share, and are now convertible into shares of the Company's common stock at $2.50 per share.

Convertible Subordinated Debentures

In July 1998, the Company issued $1,000,000 in 7% Convertible Debentures due in July 2001. The debentures are convertible into shares of the Company's common stock at $1.25 or 75% of current market price, whichever is lower. The Company has the option to redeem all or portions of this debenture at 125% of the principal amount of the redemption. The debenture also allows for a mandatory redemption in the event of an award in the NAFTA arbitration or, in certain cases, if the Company obtains additional equity investment. The mandatory redemption is also at 125% of the then-outstanding principal balance. In February 1999, the Company redeemed $150,000 of the principal amount of the debentures. As of December 31, 1999, all of these remaining debentures were converted into common stock of the Company.

In August 1998, the Company issued $350,000 in 10% Convertible Subordinated Debentures due in August 2001 on terms similar to the previously issued debentures. The debentures are convertible into shares of the Company's common stock at $1.25 per share through June 30, 1999. After June 30, the debentures are convertible at 75% of current market price or $1.25 whichever is lower. As of December 31, 1999 all of these debentures were converted into common stock of the Company.

During the third quarter of 1999, the Company issued $360,000 in three-year 10% convertible subordinated debentures on terms similar to the previously issued debentures, with the conversion price being the lower of $2.50 per share or 75% of the market price per share. These debentures are due in August and September, 2002.

NOTE H   LONG-TERM DEBT

Long-term debt consists of various notes payable to a finance company for vehicles used in the ordinary course of the Company's insulation business. The notes are secured by automotive equipment and bear interest at rates ranging from .9% to 5.9% for periods of 48 months with the last payment due in 2003.

NOTE I - INCOME TAXES

There was no provision for income taxes for the periods presented due to losses incurred and the Company's inability to recognize certain loss carry forwards. The major deferred tax items at December 31, 1998 and 1997 are as follows:
                                          Year Ended December 31,
                                        --------------------------
                                            1999          1998
                                        ------------  ------------
Assets
  Allowances established against
    realization of certain assets       $   43,000    $    10,000
  Net operating loss carryforwards       8,887,000      8,878,800
  Capital loss carryforwards             2,680,000              -
  Accrued liabilities and other             94,000        206,165
                                         ---------      ---------
                                        11,704,000      9,094,965
  Valuation allowance                  (11,704,000)    (9,094,965)
                                         ---------      ---------
                                        $        -    $         -
                                         =========     ==========

The difference between the actual income tax benefit and the tax benefit computed by applying the statutory federal income tax rate to the net loss before income taxes is attributable to the inability to recognize currently the future benefit of net operating loss carryforwards.

At December 31, 1999, the Company has available for U.S. federal and California income tax purposes net operating loss carryforwards of approximately $22,000,000 and $8,000,000, respectively. These carryforward amounts expire in the years 2000 through 2019 and 2000 through 2004, respectfully. The ultimate utilization of the net operating loss carryforwards may be limited in the future due to changes in the ownership of the Company. This limitation, if imposed, has not been determined by the Company. The Company also has Mexican net operating loss carryforwards of approximately $2,000,000 which may be available to offset future taxable income. The Mexican losses are subject to a ten-year tax carryforward period and expire in the years 2004 through 2009.

The Company has recorded a 100% valuation allowance against deferred tax assets due to the uncertainty regarding their realizability.

NOTE J - SHAREHOLDERS' EQUITY

Reverse Stock Split

On June 2, 1999, the shareholders of the Company approved a reverse stock split of the Company's common stock in a ratio of one for up to ten shares of its outstanding common stock. Pursuant to this approval, the Board of Directors of the Company approved a reverse split of the common shares in a ratio of one share for every ten shares. This reverse split was effective on July 2, 1999. All reference to shares and per share amounts in the accompanying footnotes have been restated to reflect this action.
Stock Options

On August 18, 1992, the Company adopted an omnibus stock option plan (the "1992 Plan") which authorized the issuance of 160,000 options to acquire the
Company's common stock.   At December 31, 1999, there were options
outstanding under the 1992 Plan for 62,000 shares, and 15,000 available for grant. These options will expire 10 years from the date of grant.

On March 24, 1993, the Company adopted an omnibus stock option plan (the "1993 Plan") which authorized the issuance of 100,000 options to acquire the Company's common stock. The terms of the 1993 Plan are the same as the 1992 Plan. At December 31, 1999, there were options outstanding under the 1993 Plan for 42,600 shares, and 24,900 options available for grant. These options expire 10 years from the date of the grant.

On May 15, 1997, the Company adopted an omnibus stock option plan (the "1997 Plan") which authorized the issuance of 600,000 options to acquire the Company's common stock. At December 31, 1999 there were 390,000 options outstanding under this plan and 210,000 options available for grant.
During the year ended December 31, 1999, the Board of Directors and its Compensation Committee approved the grant to various officers, directors and employees of the Company of options to purchase an aggregate of 390,000 shares of common stock. The options were granted at exercise prices equal to or exceeding the fair market value of the Company's common stock on the measurement date, expire 10 years from the date of grant and have various vesting schedules.

The following is a summary of options granted:

                                                           Year ended December 31,
                                  -----------------------------------------------------------------------
                                            1999                     1998                     1997
                                  ---------------------    ---------------------    ---------------------
                                   Weighted                 Weighted                 Weighted
                                   Average                  Average                  Average
                                   Exercise                 Exercise                 Exercise
                                    Shares       Price       Shares      Price        Shares      Price
                                   --------      -----      --------     -----       --------     -----
Options outstanding at
beginning of the year               607,650     $19.30       392,300    $22.28        484,825    $27.51
   Granted                          390,000       2.99       246,300     13.79         89,000     14.72
   Exercised                              -          -       (17,850)     7.50              -         -
   Canceled                         (42,850)     22.69       (13,100)    20.88       (181,525)    32.55
                                   --------      -----      --------     -----       --------     -----
Options outstanding at
end of the year                     954,800     $12.49       607,650    $19.30        392,300    $22.28
                                   ========      =====      ========     =====       ========     =====
Options Exercisable                 886,430                  572,100                  369,900
                                   ========                 ========                 ========


The following significant assumptions were utilized to calculate the fair value information presented utilizing the Black-Scholes Multiple Option
Approach:

                                  OPTIONS OUTSTANDING                                     OPTIONS EXERCISABLE
        -----------------------------------------------------------------           ----------------------------
                                                Weighted
                                                average          Weighted                              Weighted
                               Number           remaining        average                Number         average
            Range of         outstanding     contractual life    exercise             exercisable      exercise
        exercise prices    as of 12/31/99       in years          price             as of 12/31/99      price
        ---------------    --------------    ----------------    --------           --------------     --------
         $2.50 -  $3.00       380,000             9.61            $2.96                 350,000          $3.00
         $4.09 - $12.50        68,800             8.01            $9.79                  56,000         $10.68
        $15.00 - $16.25       250,800             7.82           $15.25                 235,230         $15.27
        $22.50 - $45.00       255,200             5.11           $24.68                 245,200         $24.77
        ---------------       -------             ----            -----                 -------         ------
         $2.50 - $45.00       954,800             7.82           $12.49                 886,430         $12.76
        ===============       =======             ====            =====                 =======         ======

As the Company has adopted the disclosure requirements of SFAS 123, the following table shows pro forma net loss and loss per share as if the fair value based accounting method had been used to account for stock-based compensation cost.

                                        Year Ended December 31,
                            ----------------------------------------------
                                1999             1998             1997
                            ------------     ------------     ------------
Net loss as reported        $(4,199,000)     $(4,778,000)     $(4,610,000)
Pro forma compensation
  expense                      (651,000)      (1,497,000)        (547,000)
                             ----------       ----------       ----------
Pro forma net loss          $(4,850,000)     $(6,275,000)     $(5,157,000)
                             ==========       ==========       ==========

Pro forma loss per share      $(1.24)          $(2.07)          $(1.75)
                               =====            =====            =====

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts.

Stock Purchase Warrants

In connection with various debt offerings, stock placements and services provided, the Company has issued various stock purchase warrants. All such warrants were issued at prices which approximated or exceeded fair market value of the Company's common stock at the date of grant and are exercisable at dates varying from one to five years.

Summarized information for stock purchase warrants is as follows:

                                                Number        Price
                                             of Warrants    Per Share
                                             -----------   -----------
Warrants outstanding at December 31, 1997      666,189       $15.00
  Issued                                       256,840     12.50 15.00
  Exercised                                    (32,000)       12.50
  Expired                                      (22,100)       15.00
                                             ---------    ------------

Warrants outstanding at December 31, 1998      868,929     12.50 22.50
  Issued                                       596,433         3.50
  Exercised                                 (1,151,336)     2.50  3.50
  Expired                                      (15,885)     3.50 22.50
  Ratchet Adjustment                         1,840,372      2.50  3.50
                                             ---------    ------------

Warrants outstanding at December 31, 1999    2,138,513    $2.50 $12.50
                                             =========    ============

Common Stock

During the year ended December 31, 1997, the Company issued a total of 94,060 shares, with 91,060 being the result of warrant exercises and 3,000 issued as stock bonuses previously accrued in 1996. The Company realized net proceeds of $1,366,000 from these transactions.

During the year ended December 31, 1998, the Company issued 50,525 shares, with 32,000 being the result of warrant exercises, 17,850 being from the exercise of options and 6,75 being for services. The Company realized net proceeds of $484,000 from these transactions.

During the year ended December 31, 1999, the Company issued 1,802,586 shares, with 1,151,336 being the result of warrant exercises, 38,500 to certain employees in exchange for payroll obligations and 612,336 being the result of debt conversions.

NOTE K - EMPLOYEE BENEFIT PLANS

Effective January 1, 1990, the Company established a contributory profit sharing and thrift plan for all salaried employees. Discretionary matching contributions are made by the Company based upon participant contributions, within limits provided for in the plan. No contributions were made in the years ended December 31, 1999, 1998 and 1997.

Additionally, the Company participates in several multi-employer plans, which provide defined benefits to union employees of its participating companies. The Company makes contributions determined in accordance with the provisions of negotiated labor contracts. The contributions were $334,670, $222,443 and $257,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE L - SIGNIFICANT CUSTOMERS

Sales for the year ended December 31, 1999 to Curtom-Metalclad were approximately $4,287,000 representing work at Edison plants. Additionally, the Company had sales of $3,093,000 to ARCO and $2,930,000 to Equilon. As of December 31, 1999 the Company had accounts receivables of $609,000 from Curtom-Metalclad, $124,000 from ARCO and $78,000 from Equilon.

Sales for the year ended December 31, 1998 to Curtom-Metalclad were approximately $3,136,000 representing work performed at Edison plants under the strategic alliance program. Additionally, the Company had sales of $3,776,000 to ARCO and $1,357,000 to Equilon (formerly Texaco). As of December 31, 1998, the Company had accounts receivable from Curtom-Metalclad of $150,000, ARCO of $110,000, Edison of $177,000 and Equilon of $118,000.

Sales for the year ended December 31, 1997 to Curtom-Metalclad were approximately $3,573,000, including $3,533,000 performed at Edison plants under the strategic alliance program. The Company had trade accounts receivable of $355,000 from Curtom-Metalclad as of December 31, 1997. Additionally, the Company had sales of $1,455,000 and $1,557,000 to Texaco and ARCO, respectively, during 1997. Accounts receivable from these two customers were $128,000 and $489,000, respectively, as of December 31, 1997.

NOTE M - COMMITMENTS AND CONTINGENCIES

Employment Agreements

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

Collective Bargaining Agreements

Approximately 85% of the Company's employees are covered under collective bargaining arrangements. Certain of these agreements expire in December 2000 and October 2001. The Company anticipates a timely renewal of these contracts.

Leases

The Company leases its facilities under non-cancelable operating lease agreements which expire at various dates through 2002. Total rent expense under operating leases was $209,042, $178,245 and $307,839 for the years ended December 31, 1999, 1998 and 1997, respectively. Future minimum non-cancelable lease commitments are as follows:

           Year ending December 31,
           ------------------------
                      2000                    $237,910
                      2001                     249,422
                      2002                     117,973
                                               -------
                                              $605,305
                                               =======

Litigation

In the ordinary course of its insulation business, certain parties have filed a substantial number of claims against the Company for actual and punitive damages. Presently, the number of these claims exceed 300. The potential value of the claims is in the range of $1,000,000 to $5,500,000. The Company continues to have adequate insurance coverage with financially sound carriers responding to these claims and does not foresee any significant financial exposure resulting from these claims. Throughout its history, the Company has maintained insurance policies that typically respond to these claims. Based on the advice of counsel, it is management's opinion that these actions, individually and in the aggregate, will not have a significant adverse impact on the Company's financial position or results of operations.

On May 14, 1999, two shareholders, as individuals, filed almost identical litigations in both state and federal courts in Los Angeles against the Company, its officers, directors and certain advisors. Their claims include violations of the California Corporations Code, intentional misrepresentation, negligent misrepresentation, constructive fraud, breach of fiduciary duty, and negligence. No specific amount of damages is claimed. The federal cases have been consolidated and 10 of the 11 individual defendants have been dismissed with prejudice. In state court there is pending an Order to Show Cause as to why the cases should not be either consolidated with the federal cases or dismissed. The Company believes these cases have no merit and that an adverse decision would not be material to the Company. The Company intends to defend the cases rigorously and seeks recovery of its costs and fees from the plaintiffs.

On July 7, 1999, Morton Associates, a Virgin Islands Corporation, filed suit in federal court in Los Angeles against the Company requesting a declaratory judgment interpreting certain anti-dilution provisions of a warrant agreement owned by Morton. The Company has defended the case on the ground that there was no consideration for the provision in the warrant agreement, upon which Morton relies. Other holders of similar warrant agreements have reached a settlement with the Company. The Company cannot predict the outcome, but believes that an adverse ruling would not be material to its operations.

No assurances can be given that the Company will be successful in its defense of these litigations. The Company maintains directors and officers liability insurance, which has been noticed on these claims, and believes its insurance coverages to be adequate to cover any potential damages, if awarded.

NOTE N - RELATED PARTY TRANSACTIONS

Receivables from related parties are comprised of the following:

                                                  December 31,
                                           --------------------------
                                              1999            1998
                                           ---------        ---------
Loans to executive officers, directors
  and employees                            $  30,845        $ 61,570
Other                                         46,841          90,195
                                            --------        --------
                                           $  77,686        $151,765
                                            ========         =======

Loans to executive officers, directors and employees are represented by promissory notes, due on demand and bear interest at 6%.

An officer and director of the Company is a partner in a law firm which has received payments for legal fees of approximately $37,000, $0, and $47,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

During fiscal 1995 the Company loaned $740,000 to two officers of the Company. In February 1996, the officers each repaid $150,000 to the Company. In March 1996, the notes were amended to modify the loan principal and to adjust the interest rates, effective March 1, to a variable rate based upon the Company's quarterly investment rate. The repayment of these notes has been extended until completion of the NAFTA proceedings.

        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                      Additions
                                          Balance at   Charged to     Charged to                Balance at
                                          Beginning    Costs and         Other                    End of
         Description                      of Period     Expenses       Accounts   Deductions      Period
---------------------------------         ---------    ----------     ----------  ----------    ----------

Year ended December 31, 1999
----------------------------
Deducted from asset accounts:
  Allowance for doubtful accounts         $20,000          -               -              -       $20,000
                                           ======                                                  ======
  Allowance for excess and
   obsolete inventory                     $ 5,000          -               -              -       $ 5,000
                                           ======                                                  ======


Year ended December 31, 1998
----------------------------
Deducted from asset accounts:
  Allowance for doubtful accounts         $28,907          -               -          8,907       $20,000
                                           ======                                                  ======
  Allowance for excess and
   obsolete inventory                     $16,009          -               -         11,009       $ 5,000
                                           ======                                                  ======


Year ended December 31, 1997
----------------------------
Deducted from asset accounts :
  Allowance for doubtful accounts         $28,907          -               -              -       $28,907
                                           ======                                                  ======
  Allowance for excess and
   obsolete inventory                     $25,289          -               -          9,280       $16,009
                                           ======                                                  ======