Form 10-Q
period 2000-03-31
METALCLAD CORP
filed 2000-04-28
CIK 13547

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q


(Mark One)

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2000

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

As of March 31, 2000, the registrant had 5,150,498 shares outstanding of its Common Stock, $.10 par value.


               METALCLAD CORPORATION AND SUBSIDIARIES

                          TABLE OF CONTENTS

                                                               Page


PART I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets at March 31, 2000
         (unaudited) and December 31, 1999..................... 1-2

         Consolidated Statements of Operations for the three
         months ended March 31, 2000 (unaudited) and 1999......  3

         Consolidated Statements of Cash Flows for the three
         months ended March 31, 2000 (unaudited) and 1999......  4

         Notes to Consolidated Financial Statements............  5

         Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.........  6


PART II. OTHER INFORMATION..................................... 11


SIGNATURES..................................................... 13


                             PART I
                     FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

             METALCLAD CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS

                                                 March 31,     December 31,
                                                             ---------     ------------
                                                               2000            1999
                                                               ----            ----
                                                            (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                 $   459,751    $   769,176
  Accounts receivable, less allowance for doubtful
    accounts of $20,000 at March 2000 and December 1999       2,920,430      1,644,991
  Costs and estimated earnings in excess of billings on
    uncompleted contracts                                       305,982        147,991
  Inventories                                                   209,512        161,832
  Prepaid expenses and other current assets                      93,142        125,630
  Receivables from related parties, net                          90,785         77,686
  Note receivable sale of Mexican assets                        779,402        779,402
                                                             ----------     ----------
               Total current assets                           4,859,004      3,706,708

Property, plant and equipment, net                              364,453        357,769
Net assets of discontinued operations                         4,850,450      4,815,811
Other assets                                                     25,086         23,086
                                                             ----------     ----------
                                                            $10,098,993    $ 8,903,374
                                                             ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                          $ 1,638,887    $   898,745
  Current liabilities, net discontinued operations              132,057        339,936
  Accrued expenses                                              450,614        499,076
  Billings in excess of costs and estimated earnings
    on uncompleted contracts                                     47,353              -
  Current portion of long-term debt                              36,380         42,798
  Convertible zero coupon notes                               2,129,977      2,071,003
                                                             ----------     ----------
          Total current liabilities                           4,435,268      3,851,558

Long-term debt, less current portion                            144,333        105,915
Convertible subordinated debentures                             360,000        360,000
                                                             ----------     ----------
          Total liabilities                                   4,939,601      4,317,473
                                                             ----------     ----------

                  CONSOLIDATED BALANCE SHEETS
                          (continued)


                                                             March 31,     December 31,
                                                             ---------     ------------
                                                               2000            1999
                                                               ----            ----
                                                            (Unaudited)
 Shareholders' equity:
  Preferred stock, par value $10; 1,500,000 shares
    authorized; none issued                                           -              -
  Common stock, par value $.10; 80,000,000 shares
    authorized; 5,150,498 and 4,859,498 issued and
    outstanding at March 2000 and December 1999,
    respectively                                                515,050        485,950
  Additional paid-in capital                                 65,235,348     64,330,947
  Accumulated deficit                                       (58,459,711)   (58,106,460)
  Officers' receivable                                         (575,872)      (569,113)
  Accumulated other comprehensive income                     (1,555,423)    (1,555,423)
                                                             ----------     ----------
                                                              5,159,392      4,585,901
                                                             ----------     ----------
                                                            $10,098,993    $ 8,903,374
                                                             ==========     ==========






























         See Notes to Consolidated Financial Statements



             METALCLAD CORPORATION AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF OPERATIONS


                                              March 31,     December 31,
                                              ---------     -----------
                                                2000            1999
                                                ----            ----

Revenues
  Contract revenues                          $4,209,807     $3,494,497
  Material sales                                 35,873        110,828
  Other                                           7,133              -
                                              ---------      ---------
                                              4,252,813      3,605,325
                                              ---------      ---------
Operating costs and expenses
  Contract costs and expenses                 3,800,653      3,091,279
  Cost of material sales                         19,593         86,337
  Selling, general and administrative           351,821        288,750
                                              ---------      ---------
                                              4,172,067      3,466,366
                                              ---------      ---------

Corporate expense                               374,051        439,336

Operating loss                                 (293,305)      (300,377)

Interest income (expense)                       (69,573)       (84,304)
Other income                                      9,627              -

Loss from continuing operations                (353,251)      (384,681)

Loss from discontinued operations                     -              -
                                              ---------      ---------
Net loss                                     $ (353,251)    $ (384,681)
                                              =========      =========

Weighted average number of common shares      5,088,652      3,262,450
                                              =========      =========

Loss per share of common stock, continuing
  operations   basic and diluted                $(.07)         $(.12)
                                                 ====           ====

Loss per share of common stock, discontinued
  operations   basic and diluted                   -              -

Loss per share of common stock   basic and
  diluted                                       $(.07)         $(.12)
                                                 ====           ====

         See Notes to Consolidated Financial Statements


             METALCLAD CORPORATION AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Three Months Ended
                                                                           March 31,
                                                                  --------------------------
                                                                      2000           1999
                                                                      ----           ----

Cash flows from operating activities:
Net loss                                                          $ (353,251)    $ (384,681)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                                     20,583         69,166
    Issuance of stock for services and interest                            -        107,800
    Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable                   (1,275,439)      (990,423)
     Decrease (increase) in unbilled receivables                    (157,991)       (11,777)
     Decrease (increase) in inventories                              (47,680)       (32,089)
     Decrease (increase) in prepaid expenses and other assets         32,488         (8,538)
     Decrease (increase) in receivables from related parties         (13,099)        44,514
     Increase (decrease) in accounts payable and accrued expenses    691,680        262,194
     Increase (decrease) in billings over cost                        47,353        150,821
     Increase in other assets                                         (2,000)             -
                                                                   ---------      ---------
         Net cash used in continuing operations                   (1,057,356)      (793,013)
         Net cash used in discontinued operations                   (242,517)      (131,266)
                                                                   ---------      ---------
         Net cash used in operating activities                    (1,299,873)      (924,279)
                                                                   ---------      ---------
Cash flows from investing activities:
  Capital expenditures   continuing operations                       (27,267)       (81,217)
  Capital expenditures   discontinued operations                           -        (46,771)
                                                                   ---------      ---------
         Net cash used in investing activities                       (27,267)      (127,988)
                                                                   ---------      ---------
Cash flows from financing activities:
  Proceeds from long-term borrowings                                 100,377         69,063
  Payments on long-term borrowings   continued operations             (9,403)      (137,785)
  (Borrowings) repayments by officers                                 (6,759)        (5,681)
  Proceeds from exercise of warrants                                 933,500        943,351
                                                                   ---------      ---------
         Net cash provided by continuing operations                1,017,715        868,948
         Net cash provided (used) in discontinued operations               -        (49,657)
                                                                   ---------      ---------
         Net cash provided by financing activities                 1,017,715        819,291
                                                                   ---------      ---------

Decrease in cash and cash equivalents                               (309,425)      (232,976)

Cash and cash equivalents at beginning of period                     769,176        519,940
                                                                   ---------      ---------

Cash and cash equivalents at end of period                        $  459,751     $  286,964
                                                                   =========      =========



         See Notes to Consolidated Financial Statements



                 METALCLAD CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  For the Period Ended March 31, 2000
                              (Unaudited)

1. The accompanying unaudited financial statements of Metalclad Corporation and its subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of what results will be for the year ending December 31, 2000. These statements should be read in conjunction with the consolidated financial statements and notes thereto and the report of independent public accountants which was modified due to substantial doubt about the Company's ability to continue as a going concern included in the Company's Form 10-K for the year ended December 31, 1999.

2. In October 1999, the Company completed a sale of its operating businesses and development project located in Aguascalientes. The sale specifically excluded those Mexican assets involved in the NAFTA claim. The terms of this sale stipulate payment of the purchase price in stages as various benchmarks are achieved in the operation of the business as well as the buyer's assumption of all liabilities. The Company received an initial cash payment of $125,000 and recorded a receivable of $779,402; however, no gain or loss will be recorded on the payments until 100% of the Company's net investment is recovered.

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

     Included in net assets of discontinued operations at March 31, 2000 and December 31, 1999 is approximately $4,718,000 and $4,476,000, respectively. These assets represent the Company's net investment in its completed hazardous waste treatment facility in the State of San Luis Potosi, Mexico, known as "El Confin". The Company intends to dispose of this asset upon resolution of the NAFTA claim. However, should a decision be rendered against the Company, assets totaling $4,850,000 may be impaired and could potentially result in a write down should the Company be unable to sell or otherwise recover its investment.

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

3. For approximately three years, the Company has been involved in an arbitration proceeding with the United Mexican States over the Company's completed, but unopened, landfill facility in San Luis Potosi, Mexico. The final hearing in these proceedings commenced August 30, 1999 and was completed on September 9, 1999. Post hearing briefs were filed by the parties on November 9, 1999 and a final decision is not anticipated before late April 2000.

4. In October 1999, the Company entered into a "non-binding" letter of intent which outlined terms under which the Company was considering a sale of its Insulation business to PDG Environmental. To date, no definitive agreement has been reached for any sale. The Company will consider the possibility of a sale after conclusion of its ongoing NAFTA arbitration.

5. The loss per share amounts for the three months ended March 31, 2000 and March 31, 1999 were computed by dividing the net loss by the weighted average shares outstanding during the applicable quarter.


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

Results of Operations (Three Months ended March 31, 2000 and 1999)

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

     During the fourth quarter of 1998, the Company determined that its efforts at building its business in Mexico would not be allowed to succeed. The Company's investment in El Confin has resulted in an arbitration under the NAFTA treaty, its investment in Aguascalientes has been blocked just prior to the project's completion, and its other business has been impacted due to the loss of these projects and the synergy they would have provided. Consequently, the Company committed to a plan to discontinue its Mexican operations to minimize future losses and that any further investment in Mexico should be halted.

     In October 1999, the Company completed a sale of its ongoing operations and development assets, specifically excluding the landfill assets associated with its NAFTA claim. The Company's NAFTA assets will be retained until a final decision is rendered in the claim.

     Insulation Business. Total revenues from the insulation business for the three months ended March 31, 2000 were $4,253,000 as compared to $3,605,000 for the comparable period ended March 31, 1999, an increase of 18%.

     Total expenses for the three months ended March 31, 2000 were $4,172,000 as compared to $3,466,000 for the comparable period ended March 31, 1999, an increase of 20%.

     Contract Revenues. Contract revenues for the three months ended March 31, 2000 were $4,210,000 as compared to $3,494,000 for the three months ended March 31, 1999, an increase of 20%. This increase is attributed to the Company's efforts to diversify its client base, including its entry into the commercial insulation market. The Company's accounts receivable have also increased due to the increased contract revenues and the timing of cash receipts.

     Material Sales. Material sales were $36,000 for the three months ended March 31, 2000 as compared to $111,000 for the three months ended March 31, 1999.
     Contract and Material Costs. Contract and material costs and expenses were $3,820,000 for the three months ended March 31, 2000 as compared to $3,178,000 for the three months ended March 31, 1999, an increase of 20%. This increase is consistent with the Company's increase in revenues.

     Selling, General and Administrative Costs. Selling, general and administrative costs for the three months ended March 31, 2000 were $352,000 as compared to $289,000 for the comparable period ended March 31, 1999, an increase of 22% and due to the increased volume of work in the period.

     Discontinued Operations. Effective October 8, 1999, the Company sold its interests in Administracion Residuos Industriales, S.A. de C.V., Ecosistemas Nacionales, S.A. de C.V. and Ecosistemas El Llano, S.A. de C.V. The Company also intends to dispose of its interests in Ecosistemas del Potosi, S.A. de C.V. and Confinamiento Tecnico de Residuos Industriales, S.A. de C.V., pending resolution of the NAFTA claim. As of December 31, 1999, the Company recorded a provision for anticipated costs to complete the ongoing NAFTA claim process of $107,000. For the three months ended March 31, 2000, the Company incurred additional costs of $72,000, which have been charged against the December 31, 1999 accrual.

     The Company concluded the NAFTA arbitration hearing on September 9, 1999. A short post-hearing brief was filed by the Company with the NAFTA tribunal in November 1999. The Company anticipates final resolution of this claim by late April 2000. Until that time, the Company believes that legal, consulting and other administrative expenses may continue to be incurred. The Company is also actively pursuing a disposition of the NAFTA assets, but management cannot reasonably estimate future losses going forward as the schedule on completion of this claim is beyond the Company's control. However, the Company is currently not aware of any other requirements or filings necessary while it awaits the Tribunal's decision. It is believed that future costs, if any, will not be material, pending the final decision. Future costs, if any, will be charged to operations as incurred.

     Corporate Expense. Corporate expenses were $374,000 for the three months ended March 31, 2000 as compared to $439,000 for the three months ended March 31, 1999, an decrease of 15%. This decrease is the result of lower insurance costs, accounting and audit fees and a reduction in travel expenses.

     Interest Expense. Interest expense for the three months ended March 31, 2000 was $70,000 as compared to interest expense of $84,000 for the three months ended March 31, 1999. This decrease is due to the reduction in outstanding loan balances from March 1999 to March 2000, primarily as a result of debt to equity conversions.

Consolidated Results

     The Company experienced a net loss of $353,000 for the three months ended March 31, 2000 as compared to a net loss of $385,000 for the comparable period ended March 31, 1999, a decrease of 8%.


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

     The Company's Year 2000 plan was completed in all material respects prior to the anticipated Year 2000 failure dates. As of March 31, 2000, the Company has not experienced any materially important business disruptions or system failures as a result of Year 2000 issues, nor is it aware of any Year 2000 issues that have impacted its customers, suppliers or other significant third parties to an extent significant to the Company. However, Year 2000 compliance has many elements and potential consequences, some of which may not be foreseeable or may be realized in future periods. Consequently, there can be no assurance that unforeseen circumstances may not arise, or that the Company will not in the future identify equipment or systems that are not Year 2000 compliant.

     For the three months ended March 31, 2000, the Company incurred no additional costs addressing Year 2000 issues. The Company does not anticipate that it will incur any more material costs related to the Year 2000 issue.

Liquidity and Capital Resources

     In the fourth quarter of 1998, the Company committed to a plan to discontinue its Mexican operations and to seek potential buyers for its Mexican business. Although no further investments are being made in Mexico, the Company continues to rely upon additional capital to maintain its remaining Mexican assets until disposed of, pursue its NAFTA arbitration and support its remaining operations.

     During the three months ended March 31, 2000, the Company received approximately $934,000 from the exercise of warrants.

     On July 30, 1999 the Company entered into an amendment of the terms of its Five-Year Zero Coupon Notes with the holder. The amendment included the conversion of accrued interest through July 30, 1999 into principal notes, the interest rate was adjusted from 9.3% to 12% effective July 31, 1999, the convertibility of the notes and the holder's redemption option on the notes was extended until the earlier of March 31, 2000 or completion of the NAFTA proceedings and the conversion rate per share will be at the lesser of 70% of the average market price per share or $2.50 per share. In no event, however, can the holder convert its principal into common shares such that it would result in the holder obtaining shares that would exceed 19.99% of the outstanding common stock of the Company. Should the holder exercise its right to convert the notes, all accrued interest would be forfeited. As part of this amendment, the note holder agreed to exercise certain of its warrants and to purchase $250,000 in additional notes. As of April 1, the holder has the right to convert the principal amount of the notes. The holder also now has the right to require the Company to redeem these notes. Management does not believe the holder intends to require redemption at this time, but intends to convert the notes in the future.

     The Company had positive working capital at March 31, 2000 of $424,000 compared to negative working capital of $145,000 at December 31, 1999. The Company had cash and cash equivalents at March 31, 2000 of $460,000 and $769,000 at December 31, 1999. Cash used in continuing operations for the three months ended March 31, 2000 was $1,057,000 compared to $793,000 for the three months ended March 31, 1999. Cash used by discontinued operations for the three months ended March 31, 2000 was $243,000 compared to cash used of $131,000 for the three months ended March 31, 1999. Cash used in operating activities for the three months ended March 31, 2000 was funded primarily by cash and cash equivalents on hand at the beginning of the year as well as the warrant exercises during the three months.

     For the three months ended March 31, 2000 the Company generated negative cash flow from continuing operations of $1,057,000, of which $559,000 in negative cash flow related to the insulation business due primarily to a higher volume of work in the first quarter 2000 versus 1999. The remaining negative cash flow is related to corporate activities, primarily the Company's NAFTA claim, along with general and administrative expenses without revenues to offset such expenses. The Company is aware of its on going cash needs and continues to work with its investment bankers and other sources to meet its on going needs through December 31, 2000. Given the Company's decision to discontinue operations in Mexico, and sell its businesses, the cash requirements in Mexico greatly diminish. The Company believes it will obtain the necessary funds to continue its planned operations throughout 2000; however, no assurances can be given that such funds will be available to the Company as required.

Foreign Currency Translation

     Effective January 1, 1999, Mexico is no longer considered to be "highly inflationary". However, the Company has discontinued its Mexican operations, therefore, the impact of this change had no effect on the Company's financial statements.


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

     On May 14, 1999, two shareholders, as individuals, filed almost identical lawsuits in both state and federal courts in Los Angeles against the Company, its officers, directors and certain advisors. Their claims include violations of the California Corporations Code, intentional misrepresentation, negligent misrepresentation, constructive fraud, breach of fiduciary duty, and negligence. No specific amount of damages is claimed. The Company believes these cases have no merit and that an adverse decision would not be material to the Company. The Company intends to defend the cases vigorously and seek recovery of its costs and fees from the plaintiffs.

     On July 7, 1999, Morton Associates, a Virgin Islands Corporation, filed suit in federal court in Los Angeles against the Company requesting a declaratory judgment interpreting certain anti-dilution provisions of a warrant agreement owned by Morton. The Company has defended the case on several grounds. Other holders of similar warrant agreements have reached a settlement with the Company. The Company cannot predict the outcome, but believes that an adverse ruling would not be material.

     No assurances can be given that the Company will be successful in its defense of these lawsuits. The Company maintains directors and officers liability insurance, which has been noticed on these claims, and believes its insurance coverages to be adequate to cover any potential damages, if awarded.

     On October 2, 1996, following a long period of negotiation with the Mexican government in an effort to open its hazardous waste TSD facility in San Luis Potosi, Mexico, the Company filed a Notice of Claim under the provisions of the North American Free Trade Agreement ("NAFTA"). The notice was filed with the International Center for the Settlement of Investment Disputes (ICSID) in Washington, D.C. pursuant to the provisions of the NAFTA. On January 2, 1997, the Company filed its actual claim with ICSID, after which a three-member tribunal was impaneled which includes one arbitrator from Mexico, one from the United States and a third, chosen jointly by the parties, from Great Britain. The first hearing was held in Washington, D.C. on July 15, 1997 and a number of matters were agreed upon by the parties and a significant amount of direction was given by the tribunal to the proceedings that would move forward.
     Pursuant to those understandings, the Company, on October 13, 1997, filed its Memorial, which included the claim and all of the evidence supporting the claim, including expert witness studies and the like. The basis of the Company's claim against Mexico is one like unto expropriation. The Company's position is since it is not being allowed to operate a legally authorized project, it has in essence been taken by the Mexican government and they should, therefore, be responsible for paying fair compensation under the provision of the NAFTA. A fair market valuation was done on behalf of the Company by an expert company, which indicated the fair market value of this business was $90,000,000.

     On February 17, 1998, the United Mexican States ("Mexico") responded to the Company's claim to the Tribunal by filing a "counter-memorial". On August 21, 1998 the Company filed its "reply" to Mexico's counter-memorial, and on April 19, 1999 Mexico filed its "rejoinder". A pre-hearing conference took place July 6, 1999 and the final hearing took place in Washington, D.C. from August 30 to September 9, 1999. Post-hearing briefs were filed by Metalclad, Mexico and the United States government on November 8, 1999. The Company has been advised by the NAFTA tribunal that a final decision will be unlikely before late April 2000.

     If a favorable decision were received by the Company, any damages awarded to the Company would be payable by the United Mexican States as an obligation of the government of Mexico. Both NAFTA and other international treaties provide mechanisms for ensuring collection and it is anticipated that any damages would be collected in the year 2000; however, there can be no assurance, if an award is made, that the Company will not encounter collection difficulties.

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

Item 2.  Changes in Securities

     None.

Item 3  Defaults Upon Senior Securities

     Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     None.
Item 6.  Exhibits and Reports on Form 8-K

     None.


                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      METALCLAD CORPORATION
Date:   April 28,  2000
                                      By:  /s/Anthony C. Dabbene
                                         -------------------------------
                                         Anthony C. Dabbene
                                         Chief Financial Officer
                                        (Principal Accounting Officer)