Form 10-Q/A
period 2000-03-31
METALCLAD CORP
filed 2000-05-03
CIK 13547

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
                                                             ==========     ==========






























         See Notes to Consolidated Financial Statements
             METALCLAD CORPORATION AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF OPERATIONS


                                              March 31,      March 31,
                                              ---------      ---------
                                                2000           1999
                                                ----           ----

Revenues
  Contract revenues                          $4,209,807     $3,494,497
  Material sales                                 35,873        110,828
  Other                                           7,133              -
                                              ---------      ---------
                                              4,252,813      3,605,325
                                              ---------      ---------
Operating costs and expenses
  Contract costs and expenses                 3,800,653      3,091,279
  Cost of material sales                         19,593         86,337
  Selling, general and administrative           351,821        288,750
                                              ---------      ---------
                                              4,172,067      3,466,366
                                              ---------      ---------

Corporate expense                               374,051        439,336

Operating loss                                 (293,305)      (300,377)

Interest income (expense)                       (69,573)       (84,304)
Other income                                      9,627              -

Loss from continuing operations                (353,251)      (384,681)

Loss from discontinued operations                     -              -
                                              ---------      ---------
Net loss                                     $ (353,251)    $ (384,681)
                                              =========      =========

Weighted average number of common shares      5,088,652      3,262,450
                                              =========      =========

Loss per share of common stock, continuing
  operations   basic and diluted                $(.07)         $(.12)
                                                 ====           ====

Loss per share of common stock, discontinued
  operations   basic and diluted                   -              -

Loss per share of common stock   basic and
  diluted                                       $(.07)         $(.12)
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

    This Form 10-Q Amendment No. 1 to Form 10-Q which amends the 2000 Quarterly Report includes the following change: in the Consolidated Statements of Operations the column heading for the comparative first quarter ended March 31, 1999 was incorrectly reported as December 31, 1999. All dollars, shares and per share amounts were properly reported as the balances at March 31, 1999 and the column heading has been corrected as appropriate.

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