Form 10-Q
period 2000-06-30
METALCLAD CORP
filed 2000-08-10
CIK 13547

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q


(Mark One)

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2000

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No ____.

     As of June 30, 2000, the registrant had 5,150,498 shares outstanding of its Common Stock, $.10 par value.




               METALCLAD CORPORATION AND SUBSIDIARIES

                          TABLE OF CONTENTS

                                                                      Page


PART I.  FINANCIAL INFORMATION

         ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

           Consolidated Balance Sheets at June 30, 2000 (unaudited)
           and December 31, 1999......................................   1

           Consolidated Statements of Operations for the three months and six months ended June 30, 2000 and June 30, 1999
           (unaudited)................................................   2

           Consolidated Statements of Cash Flows for the six months
           ended June 30, 2000 and June 30, 1999 (unaudited)..........   3

           Notes to Consolidated Financial Statements.................   4

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS..................   5


PART II. OTHER INFORMATION............................................   9


SIGNATURES............................................................  11


                               PART I

                        FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

               METALCLAD CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED  BALANCE SHEETS

                                                                                    June 30,             December 31,
                                                                                      2000                   1999
                                                                                  -----------            -----------
                                                                                  (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                                       $  307,882             $  769,176
   Accounts receivable, less allowance for doubtful accounts of $20,000 at
     June 2000 and December 1999                                                    2,530,693              1,644,991
   Costs and estimated earnings in excess of billings on uncompleted contracts        445,471                147,991
   Inventories                                                                        180,323                161,832
   Prepaid expenses and other current assets                                           33,766                125,630
   Receivables from related parties, net                                               58,859                 77,686
   Note receivable sale of Mexican assets                                             779,402                779,402
                                                                                    ---------              ---------
                       Total current assets                                         4,336,396              3,706,708

Property, plant and equipment, net                                                    372,512                357,769
Net assets of discontinued operations                                               4,870,172              4,815,811
Other assets                                                                           25,086                 23,086
                                                                                    ---------              ---------
                                                                                  $ 9,604,166             $8,903,374
                                                                                   ==========              =========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                $1,572,606             $  898,745
   Current liabilities, net discontinued operations                                   151,657                339,936
   Accrued expenses                                                                   374,384                499,076
   Billings in excess of costs and estimated earnings on uncompleted contracts         22,418                      -
   Current portion of long-term debt                                                   56,795                 42,798
   Convertible zero coupon notes                                                    2,188,950              2,071,003
                                                                                    ---------              ---------
                      Total current liabilities                                     4,366,810              3,851,558

Long-term debt, less current portion                                                  135,462                105,915
Convertible subordinated debentures                                                   360,000                360,000
                                                                                    ---------              ---------
                      Total liabilities                                             4,862,272              4,317,473
                                                                                    ---------              ---------

Shareholders' equity:
   Preferred stock, par value $10; 1,500,000 shares authorized; none issued                 -                      -
   Common stock, par value $.10; 80,000,000 shares authorized; 5,150,498 and
     4,859,498 issued and outstanding at June 2000 and December 1999,
     respectively                                                                     515,050                485,950
   Additional paid-in capital                                                      65,235,348             64,330,947
   Accumulated deficit                                                            (58,869,833)           (58,106,460)
   Officers' receivable                                                              (583,248)              (569,113)
   Accumulated other comprehensive income                                          (1,555,423)            (1,555,423)
                                                                                    ---------              ---------
                                                                                    4,741,894              4,585,901
                                                                                    ---------              ---------
                                                                                   $9,604,166             $8,903,374
                                                                                    =========              =========


           See Notes to Consolidated Financial Statements

METALCLAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               For Six Months Ended          For Three Months Ended
                                                            -------------------------      -------------------------
                                                              June 30,       June 30,       June 30,        June 30,
                                                               2000           1999           2000            1999
                                                            ----------     ----------      ----------     ----------
Revenues--Insulation
  Contract revenues                                         $8,084,152     $7,479,848      $3,874,345     $3,985,351
  Material sales                                                51,111        184,328          15,238         73,500
  Other                                                          9,269              -           2,136              -
                                                             ---------      ---------       ---------      ---------
                                                             8,144,532      7,664,176       3,891,719      4,058,851
                                                             ---------      ---------       ---------      ---------
Operating costs and expenses--Insulation
  Contract costs and expenses                                7,099,180      6,491,445       3,298,527      3,400,166
  Cost of material sales                                        30,587        146,857          10,994         60,520
  Selling, general and administrative expenses                 720,999        604,876         369,178        316,126
                                                             ---------      ---------       ---------      ---------
                                                             7,850,766      7,243,178       3,678,699      3,776,812
                                                             ---------      ---------       ---------      ---------

Corporate expense                                              872,673        843,323         498,622        403,987
                                                             ---------      ---------       ---------      ---------

Operating  loss                                               (578,907)      (422,325)       (285,602)      (121,948)

Interest income (expense)                                     (130,906)      (148,672)        (61,333)       (64,368)
Other income                                                     9,627              -               -              -
                                                             ---------      ---------       ---------      ---------

Loss from continuing operations                               (700,186)      (570,997)       (346,935)      (186,316)

Loss from discontinued operations                              (63,187)      (617,780)        (63,187)      (617,780)
                                                             ---------      ---------       ---------      ---------

Net loss                                                     ($763,373)   ($1,188,777)      ($410,122)     ($804,096)
                                                             =========     ==========       =========      =========

Weighted average number of common shares                     5,119,575      3,401,229       5,150,498      3,556,313
                                                             =========     ==========       =========      =========

Loss per share of common stock, continuing
    operations--basic and diluted                              ($.14)         ($.17)          ($.07)         ($.05)
                                                                ====           ====            ====           ====

Loss per share of common stock, discontinued
    operations--basic and diluted                              ($.01)         ($.18)          ($.01)         ($.18)
                                                                ====           ====            ====           ====

Loss per share of common stock--basic and diluted              ($.15)         ($.35)          ($.08)         ($.23)
                                                                ====           ====            ====           ====
















            See Notes to Consolidated Financial Statements


               METALCLAD CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        For Six Months Ended
                                                                                                June 30,
                                                                                  -----------------------------------
                                                                                       2000                   1999
                                                                                  ------------           ------------
Cash flows from operating activities:

Net loss                                                                          $  (763,373)           ($1,188,777)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Loss from discontinued operations                                                  63,187                617,780
    Depreciation and amortization                                                      44,932                139,753
    Issuance of stock for services                                                          -                108,000
    Changes in operating assets & liabilities:
      Decrease (increase) in accounts receivable                                     (885,702)              (929,890)
      Decrease (increase)  in unbilled receivables                                   (297,480)               (42,175)
      Decrease (increase) in inventories                                              (18,491)                 8,024
      Decrease in prepaid expenses and other assets                                    91,864                 39,622
      Decrease in receivables from related parties                                     18,827                 45,765
      Increase in accounts payable and accrued expenses                               549,169               (100,235)
      Increase in billings over costs                                                  22,418                 29,814
      Other                                                                            (2,000)                20,276
                                                                                    ---------              ---------
      Net cash used in continuing operations                                       (1,176,649)            (1,252,043)
      Net cash used in discontinued operations                                       (305,827)              (284,188)
                                                                                    ---------              ---------
                Net cash used in operating activities                              (1,482,476)            (1,536,231)
                                                                                    ---------              ---------

Cash flows from investing activities:
  Capital expenditures--continuing operations                                         (59,675)               (67,798)
                                                                                    ---------              ---------
  Net cash used in investing activities                                               (59,675)               (67,798)
                                                                                    ---------              ---------

Cash flows from financing activities:
  Proceeds from long-term borrowings                                                  183,828                133,880
  Payments on long-term borrowings--continued operations                              (22,336)              (150,000)
  Borrowings by officers, secured by stock (net)                                      (14,135)               (11,519)
  Proceeds from exercise of warrants                                                  933,500              1,276,026
                                                                                    ---------              ---------
  Net cash provided by financing activities                                         1,080,857              1,248,387
                                                                                    ---------              ---------

Decrease in cash and cash equivalents                                                (461,294)              (355,642)

Cash and cash equivalents at beginning of period                                      769,176                519,940
                                                                                    ---------              ---------

Cash and cash equivalents at end of period                                         $  307,882             $  164,298
                                                                                    =========              =========
















            See Notes to Consolidated Financial Statements


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Period Ended June 30, 2000
                             (Unaudited)

1. The accompanying unaudited financial statements of Metalclad Corporation and its subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of what results will be for the year ending December 31, 2000. These statements should be read in conjunction with the consolidated financial statements and notes thereto and the report of independent public accountants which was modified due to substantial doubt about the Company's ability to continue as a going concern included in the Company's Form 10-K for the year ended December 31, 1999.

2. In October 1999, the Company completed a sale of its operating businesses and development project located in Aguascalientes. The sale specifically excluded those Mexican assets involved in the NAFTA claim. The terms of this sale stipulate payment of the purchase price in stages as various benchmarks are achieved in the operation of the business as well as the buyer's assumption of all liabilities. The Company received an initial cash payment of $125,000 and recorded a receivable of $779,000; however, no gain or loss will be recorded on the payments until 100% of the Company's net investment is recovered.

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

    Included in net assets of discontinued operations at June 30, 2000 and December 31, 1999 is approximately $4,719,000 and $4,476,000, respectively. These assets represent the Company's net investment in its completed hazardous waste treatment facility in the State of San Luis Potosi, Mexico, known as "El Confin". The Company intends to dispose of this asset upon resolution of the NAFTA claim. However, should a decision be rendered against the Company, assets totaling $4,870,000 may be impaired and could potentially result in a write down should the Company be unable to sell or otherwise recover its investment.

    The Company addresses the realization of its assets as required by SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This statement requires that long-lived assets and certain identifiable intangibles to be held and used, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company has conducted this review and believes that no impairment currently exists and no material adjustments are necessary to the valuation of its assets.

    Relative to the NAFTA assets, the Company's claim is for $90,000,000; however, the Tribunal is the final arbiter on value and damages, if any.

3. For approximately three years, the Company has been involved in an arbitration proceeding with the United Mexican States over the Company's completed, but unopened, landfill facility in San Luis Potosi, Mexico. The final hearing in these proceedings commenced August 30, 1999 and was completed on September 9, 1999. Post hearing briefs were filed by the parties on November 9, 1999 and a final decision is anticipated in the third quarter of 2000.

4. In October 1999, the Company entered into a "non-binding" letter of intent which outlined terms under which the Company was considering a sale of its Insulation business to PDG Environmental. To date, no definitive agreement has been reached for any sale. The Company will consider the possibility of a sale after conclusion of its ongoing NAFTA arbitration.

5. The loss per share amounts for the six months ended June 30, 2000 and June 30, 1999 were computed by dividing the net loss by the weighted average shares outstanding during the applicable quarter.


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Results of Operations:  Six Months ended June 30, 2000 and 1999

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

    Insulation Business. Total revenues from the Insulation business for the six months ended June 30, 2000 were $8,145,000 as compared to $7,664,000 for the comparable period ended June 30, 1999, an increase of 6%.

    Total expenses for the six months ended June 30, 2000 were $7,851,000 as compared to $7,243,000 for the comparable period ended June 30, 1999, an increase of 8%.

    Contract Revenues. Contract revenues for the six months ended June 30, 2000 were $8,084,000 as compared to $7,480,000 for the six months ended June 30, 1999, an increase of 8%. This increase is attributed to the Company's efforts to diversify its client base, including its entry into the commercial Insulation market. The Company's accounts receivable have also increased due to the increased contract revenues and the timing of cash receipts.

    Material Sales. Material sales were $51,000 for the six months ended June 30, 2000 as compared to $184,000 for the six months ended June 30, 1999.

    Contract and Material Costs. Contract and material costs and expenses were $7,130,000 for the six months ended June 30, 2000 as compared to $6,638,000 for the six months ended June 30, 1999, an increase of 7%. This increase is consistent with the Company's increase in revenues.

    Selling, General and Administrative Costs. Selling, general and administrative costs for the six months ended June 30, 2000 were $721,000 as compared to $605,000 for the comparable period ended June 30, 1999, an increase of 19% and due to the increased volume of work in the period and increasing marketing efforts.

    Discontinued Operations. Effective October 8, 1999, the Company sold its interests in Administracion Residuos Industriales, S.A. de C.V., Ecosistemas Nacionales, S.A. de C.V. and Ecosistemas El Llano, S.A. de C.V. The Company also intends to dispose of its interests in Ecosistemas del Potosi, S.A. de C.V. and Confinamiento Tecnico de Residuos Industriales, S.A. de C.V., pending resolution of the NAFTA claim. As of December 31, 1999, the Company recorded a provision for anticipated costs to complete the ongoing NAFTA claim process of $107,000. For the six months ended June 30, 2000, the Company incurred additional costs of $72,000, which have been charged against the December 31, 1999 accrual, and expensed. Additionally, $63,000 in fees for the continuing costs of the NAFTA proceedings has been expensed to discontinued operations.

    The Company concluded the NAFTA arbitration hearing on September 9, 1999. A short post-hearing brief was filed by the Company with the NAFTA tribunal in November 1999. The Company anticipates final resolution of this claim in the third quarter. Until that time, the Company believes that legal, consulting and other administrative expenses may continue to be incurred. The Company is also actively pursuing a disposition of the NAFTA assets, but management cannot reasonably estimate future losses going forward as the schedule on completion of this claim is beyond the Company's control. However, the Company is currently not aware of any other requirements or filings necessary while it awaits the Tribunal's decision. It is believed that future costs, if any, will not be material, pending the final decision. Future costs, if any, will be charged to operations as incurred.

    Corporate Expense. Corporate expenses were $873,000 for the six months ended June 30, 2000 as compared to $843,000 for the six months ended June 30, 1999, an increase of 4%. This increase is due primarily to increased legal fees associated with ongoing litigation, offset by cost reductions in other administrative areas.

    Interest Expense. Interest expense for the six months ended June 30, 2000 was $131,000 as compared to interest expense of $149,000 for the six months ended June 30, 1999. This decrease is due to the reduction in outstanding loan balances from June 1999 to June 2000, primarily as a result of debt to equity conversions.

Consolidated Results

    The Company experienced a net loss of $763,000 for the six months ended June 30, 2000 as compared to a net loss of $1,189,000 for the comparable period ended June 30, 1999, a decrease of 36%.

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

    During the six months ended June 30, 2000, the Company received approximately $934,000 from the exercise of warrants.

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

    The Company had negative working capital at June 30, 2000 of $30,000 compared to negative working capital of $145,000 at December 31, 1999. The Company had cash and cash equivalents at June 30, 2000 of $308,000 and $769,000 at December 31, 1999. Cash used in continuing operations for the six months ended June 30, 2000 was $1,177,000 compared to $1,086,000 for the six months ended June 30, 1999. Cash used by discontinued operations for the six months ended June 30, 2000 was $306,000 compared to cash used of $452,000 for the six months ended June 30, 1999. Cash used in operating activities for the six months ended June 30, 2000 was funded primarily by cash and cash equivalents on hand at the beginning of the year as well as the warrant exercises during the six months.

    For the six months ended June 30, 2000 the Company generated negative cash flow from continuing operations of $1,177,000, of which $277,000 in negative cash flow related to the Insulation business due primarily to a higher volume of work in the first six months of 2000 versus 1999. The remaining negative cash flow is related to corporate activities, primarily the Company's NAFTA claim, along with general and administrative expenses without revenues to offset such expenses. The Company is aware of its on going cash needs and continues to work with its investment bankers and other sources to meet its on going needs through December 31, 2000. Given the Company's decision to discontinue operations in Mexico, and sell its businesses, the cash requirements in Mexico greatly diminish. The Company believes it will obtain the necessary funds to continue its planned operations throughout 2000; however, no assurances can be given that such funds will be available to the Company as required.

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

    On May 14, 1999, two shareholders, as individuals, filed almost identical lawsuits in both state and federal courts in Los Angeles against the Company, its officers, directors and certain advisors. Their claims included violations of the California Corporations Code, intentional misrepresentation, negligent misrepresentation, constructive fraud, breach of fiduciary duty, and negligence. No specific amount of damages was claimed. In July 2000, at the request of the plaintiffs, these cases were dismissed with prejudice.

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

    No assurances can be given that the Company will be successful in its litigation defense. The Company maintains directors and officers liability insurance, which has been noticed on these claims, and believes its insurance coverages to be adequate to cover any potential damages, if awarded.

    On October 2, 1996, following a long period of negotiation with the Mexican government in an effort to open its hazardous waste TSD facility in San Luis Potosi, Mexico, the Company filed a Notice of Claim under the provisions of the North American Free Trade Agreement ("NAFTA"). The notice was filed with the International Center for the Settlement of Investment Disputes (ICSID) in Washington, D.C. pursuant to the provisions of the NAFTA. On January 2, 1997, the Company filed its actual claim with ICSID, after which a six-member tribunal was impaneled which includes one arbitrator from Mexico, one from the United States and a third, chosen jointly by the parties, from Great Britain. The first hearing was held in Washington, D.C. on July 15, 1997 and a number of matters were agreed upon by the parties and a significant amount of direction was given by the tribunal to the proceedings that would move forward.

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

    On February 17, 1998, the United Mexican States ("Mexico") responded to the Company's claim to the Tribunal by filing a "counter-memorial". On August 21, 1998 the Company filed its "reply" to Mexico's counter-memorial, and on April 19, 1999 Mexico filed its "rejoinder". A pre-hearing conference took place July 6, 1999 and the final hearing took place in Washington, D.C. from August 30 to September 9, 1999. Post-hearing briefs were filed by Metalclad, Mexico and the United States government on November 8, 1999. The Company has been advised by the NAFTA tribunal that a final decision is anticipated in the third quarter of 2000.

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


                                      METALCLAD CORPORATION
Date:   August 10, 2000
                                      By:  /s/Anthony C. Dabbene
                                         -------------------------------
                                         Anthony C. Dabbene
                                         Chief Financial Officer
                                        (Principal Accounting Officer)