Form 10-Q
period 2000-09-30
METALCLAD CORP
filed 2000-11-14
CIK 13547

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q


(Mark One)

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2000

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

     As of September 30, 2000, the registrant had 6,167,452 shares outstanding of its Common Stock, $.10 par value.



               METALCLAD CORPORATION AND SUBSIDIARIES

                          TABLE OF CONTENTS

                                                                      Page
                                                                      ----

PART I.  FINANCIAL INFORMATION

         ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

           Consolidated Balance Sheets at September 30, 2000
           (unaudited) and December 31, 1999..........................   1

           Consolidated Statements of Operations for the nine and
           three months ended September 30, 2000 (unaudited) and
           September 30, 1999 (unaudited).............................   2

           Consolidated Statements of Cash Flows for the nine months
           ended September 30, 2000 (unaudited) and September 30, 1999
           (unaudited)................................................   3

           Notes to Consolidated Financial Statements (unaudited).....   4

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (unaudited)......   5


PART II. OTHER INFORMATION............................................   9


SIGNATURES............................................................  10

                               PART I

                        FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

               METALCLAD CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED  BALANCE SHEETS

                                                                                  September 30,           December 31,
                                                                                      2000                   1999
                                                                                  ------------            -----------
                                                                                  (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                                       $1,511,904             $  769,176
   Accounts receivable, less allowance for doubtful accounts of $20,000 at
     September 2000 and December 1999                                               2,493,615              1,644,991
   Costs and estimated earnings in excess of billings on uncompleted contracts        188,023                147,991
   Inventories                                                                        149,101                161,832
   Prepaid expenses and other current assets                                          210,440                125,630
   Receivables from related parties, net                                               57,259                 77,686
   Note receivable sale of Mexican assets                                             779,402                779,402
                                                                                   ----------              ---------
                      Total current assets                                          5,389,744              3,706,708

Property, plant and equipment, net                                                    366,151                357,769
Net assets of discontinued operations                                               4,890,139              4,815,811
Other assets                                                                           25,765                 23,086
                                                                                   ----------              ---------
                                                                                  $10,671,799             $8,903,374
                                                                                   ==========              =========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                $1,855,708             $  898,745
   Current liabilities, net -discontinued operations                                   92,645                339,936
   Accrued expenses                                                                   597,033                499,076
   Billings in excess of costs and estimated earnings on uncompleted contracts          4,003                      -
   Current portion of long-term debt                                                   61,393                 42,798
   Convertible zero coupon notes                                                    1,403,063              2,071,003
                                                                                   ----------              ---------
                      Total current liabilities                                     4,013,845              3,851,558

Long-term debt, less current portion                                                  140,917                105,915
Convertible subordinated debentures                                                   360,000                360,000
                                                                                   ----------              ---------
                      Total liabilities                                             4,514,762              4,317,473
                                                                                   ----------              ---------

Shareholders' equity:
   Preferred stock, par value $10; 1,500,000 shares authorized; none issued                 -                      -
   Common stock, par value $.10; 80,000,000 shares authorized; 6,167,452 and
     4,859,498 issued and outstanding at September 2000 and December 1999,
     respectively                                                                     616,745                485,950
   Additional paid-in capital                                                      67,241,308             64,330,947
   Accumulated deficit                                                            (59,554,320)           (58,106,460)
   Officers' receivable                                                              (591,273)              (569,113)
   Accumulated other comprehensive income                                          (1,555,423)            (1,555,423)
                                                                                   ----------              ---------
                      Total shareholders' equity                                    6,157,037              4,585,901
                                                                                   ----------              ---------
                                                                                  $10,671,799             $8,903,374
                                                                                   ==========              =========

           See Notes to Consolidated Financial Statements

METALCLAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                               For Nine Months Ended           For Three Months Ended
                                                            --------------------------      ---------------------------
                                                             Sept. 30,      Sept. 30,        Sept. 30,        Sept. 30,
                                                               2000           1999             2000            1999
                                                            -----------    -----------      -----------     -----------
Revenues--Insulation
  Contract revenues                                         $12,091,646    $ 9,963,449      $ 4,007,494     $ 2,483,601
  Material sales                                                 68,769        209,159           17,658          24,831
  Other                                                          10,008         49,264              739          49,264
                                                             ----------     ----------       ----------      ----------
                                                             12,170,423     10,221,872        4,025,891       2,557,696
                                                             ----------     ----------       ----------      ----------


Operating costs and expenses--Insulation
  Contract costs and expenses                                10,713,836      8,733,309        3,614,656       2,241,864
  Cost of material sales                                         41,175        191,128           10,588          44,271
  Selling, general and administrative expenses                1,079,475        895,308          358,476         290,432
                                                             ----------     ----------       ----------      ----------
                                                             11,834,486      9,819,745        3,983,720       2,576,567
                                                             ----------     ----------       ----------      ----------

Gross operating profit (loss)                                   335,937        402,127           42,171         (18,871)


Corporate expense                                             1,537,378      1,502,056          664,705         658,733
                                                             ----------     ----------       ----------      ----------

Operating  loss                                              (1,201,441)    (1,099,929)        (622,534)       (677,604)

Interest expense                                               (192,858)      (207,589)         (61,952)        (58,917)
Other income                                                      9,627              -                -               -
                                                             ----------     ----------       ----------      ----------

Loss from continuing operations                              (1,884,672)    (1,307,518)      (1,184,486)       (736,521)

Loss from discontinued operations                               (63,187)    (1,346,687)               -        (728,907)
                                                             ----------     ----------       ----------      ----------

Net loss                                                    ($1,447,859)   ($2,654,205)     ($  684,486)    ($1,465,428)
                                                              =========      =========        =========       =========


Weighted average number of common shares                      5,193,941      3,666,964        5,341,057       4,179,401
                                                              =========      =========        =========       =========

Loss per share of common stock, continuing
    operations--basic and diluted                              ($.27)         ($.35)            ($.13)          ($.18)
                                                                ====           ====              ====            ====

Loss per share of common stock, discontinued
    operations--basic and diluted                              ($.01)         ($.37)            ($.00)          ($.17)
                                                                ====           ====              ====            ====

Loss per share of common stock--basic and diluted              ($.28)         ($.72)            ($.13)          ($.35)
                                                                ====           ====              ====            ====










           See Notes to Consolidated Financial Statements

               METALCLAD CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                                                                        For Nine Months Ended
                                                                                            September 30,
                                                                                  -----------------------------------
                                                                                       2000                   1999
                                                                                  ------------           ------------
Cash flows from operating activities:

Net loss                                                                          ($1,447,859)           ($2,654,205)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Loss from discontinued operations                                                  63,187              1,346,687
    Depreciation and amortization                                                      72,745                210,338
    Issuance of stock for services                                                          -                588,333
    Changes in operating assets & liabilities:
      Decrease (increase) in accounts receivable                                     (848,624)              (923,718)
      Decrease (increase) in unbilled receivables                                     (40,032)               (84,549)
      Decrease (increase) in inventories                                               12,731                (13,174)
      Decrease (increase) in prepaid expenses and other assets                        (84,810)                35,120
      Decrease in receivables from related parties                                     20,427                 43,088
      Increase (decrease) in accounts payable and accrued expenses                  1,054,920               (246,397)
      Increase (decrease) in billings over costs                                        4,003                (10,415)
      Other                                                                            (2,679)                20,076
                                                                                    ---------              ---------
      Net cash used in continuing operations                                       (1,195,991)            (1,688,816)
      Net cash used in discontinued operations                                       (384,806)            (1,070,756)
                                                                                    ---------              ---------
      Net cash used in operating activities                                        (1,580,797)            (2,759,572)
                                                                                    ---------              ---------

Cash flows from investing activities:
  Capital expenditures--continuing operations                                         (81,127)              (118,525)
                                                                                    ---------              ---------
  Net cash used in investing activities                                               (81,127)              (118,525)
                                                                                    ---------              ---------

Cash flows from financing activities:
  Proceeds from long-term borrowings                                                  266,975                688,476
  Payments on long-term borrowings--continuing operations                             (36,052)               (27,943)
  Borrowings by officers(net)                                                         (22,160)               (17,663)
  Proceeds from exercise of warrants                                                2,195,889              2,653,084
                                                                                    ---------              ---------
  Net cash provided by financing activities                                         2,404,652              3,295,954
                                                                                    ---------              ---------

Increase in cash and cash equivalents                                                 742,728                417,857

Cash and cash equivalents at beginning of period                                      769,176                519,940
                                                                                    ---------              ---------

Cash and cash equivalents at end of period                                    $1,511,904             $ 937,797
                                                                               =========             =========

Supplemental disclosures of cash flow information:
  Cash paid for interest                                                      $   88,499            $   69,638
                                                                               =========             =========

Disclosure of noncash investing and financing activities:
  During the nine months ended September 30, 2000, the Company converted approximately $845,000 of zero coupon notes payable into 430,000 shares of common stock.








           See Notes to Consolidated Financial Statements

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For the Period Ended September 30, 2000
                             (Unaudited)

1. The accompanying unaudited financial statements of Metalclad Corporation and its subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of what results will be for the year ending December 31, 2000. These statements should be read in conjunction with the consolidated financial statements and notes thereto, and the report of independent public accountants which was qualified due to substantial doubt about the Company's ability to continue as a going concern, included in the Company's Form 10-K for the year ended December 31, 1999.

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

    Under the terms of the sale, the Company can receive up to $5,000,000 in payments as certain specific milestones are met. The most significant milestone payments are associated with the buyer's ability to complete and open the Aguascalientes landfill project. If the buyer can obtain all necessary authorizations, complete construction and open the facility, payments totaling $1,125,000 will be due the Company under the milestone payment schedule. To date, the Company believes that the buyer has not achieved any of the milestones necessary to trigger additional payments. Moreover, the Company believes that the buyer is in default of its agreement with the Company under the indemnity provisions and may have committed fraud in attempting to assign its interest in the companies purchased to a former employee of Metalclad. The Company has engaged counsel and believes it has a cause of action against the buyer and the former Company employee and the Orange County, California-based parent of the buyer as a result of representations said parent made relative to giving the buyer financial support in its acquisition of the companies purchased. On November 13, 2000, a complaint was filed in Orange County with the Superior Court of California. The Company cannot assure the outcome of such a case. If the Company is not successful in this litigation, it would result in writing off the $779,000 note receivable.

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

3. Included in net assets of discontinued operations at September 30, 2000 and December 31, 1999 is approximately $4,797,000 and $4,476,000, respectively. These assets represent the Company's net investment in its completed hazardous waste treatment facility in the State of San Luis Potosi, Mexico, known as "El Confin". Upon payment of the NAFTA award by Mexico, the landfill will become the property of the Mexican government and its net asset value will be written off by the Company. (See 8-K dated September 1, 2000.).

4. In October 1999, the Company entered into a "non-binding" letter of intent which outlined terms under which the Company was considering a sale of its Insulation business to PDG Environmental. On September 27, 2000 the Company announced that it has terminated these discussions.

5. The loss per share amounts for the nine months ended September 30, 2000 and September 30, 1999 were computed by dividing the net loss by the weighted average shares outstanding during the applicable period.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    All statements, other than statements of historical fact, included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Metalclad Corporation (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-Q.
Such potential risks and uncertainties include, without limitation, the ability to collect the NAFTA award, competitive pricing and other pressures from other businesses in the Company's markets, economic conditions generally and in the Company's primary markets, availability of capital, cost of labor, and other risk factors detailed herein and in other of the Company's filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this Form 10-Q and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements.

Results of Operations:  Nine Months ended September 30, 2000 and 1999

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

    During the fourth quarter of 1998, the Company determined that its efforts at building its business in Mexico would not be allowed to succeed. The Company's investment in El Confin resulted in an arbitration under the NAFTA treaty, its investment in Aguascalientes had been blocked just prior to the project's completion, and its other businesses were impacted due to the loss of these projects and the synergy they would have provided. Consequently, the Company committed to a plan to discontinue its Mexican operations to minimize future losses and halted any further investment in Mexico.

    In October 1999, the Company completed a sale of its ongoing operations and development assets, specifically excluding the landfill assets associated with its NAFTA claim. (See Note 2.)

    Insulation Business. Total revenues from the insulation business for the nine months ended September 30, 2000 were $12,170,000 as compared to $10,222,000 for the comparable period ended September 30, 1999, an increase of 19%.

    Total expenses for the nine months ended September 30, 2000 were $11,834,000 as compared to $9,820,000 for the comparable period ended September 30, 1999, an increase of 21%.

    Contract Revenues. Contract revenues for the nine months ended September 30, 2000 were $12,092,000 as compared to $9,963,000 for the nine months ended September 30, 1998, an increase of 21%. This increase is attributed to the Company's efforts to diversify its client base, including its entry into the commercial insulation market. The Company's accounts receivable have also increased due to the increased contract revenues and the timing of cash receipts.

    Material Sales. Material sales were $69,000 for the nine months ended September 30, 2000 as compared to $209,000 for the nine months ended September 30, 1999.

    Contract and Material Costs. Contract and material costs and expenses were $10,755,000 for the nine months ended September 30, 2000 as compared to $8,924,000 for the nine months ended September 30, 1999, an increase of 21%. This increase is consistent with the Company's increase in revenues.

    Selling, General and Administrative Costs. Selling, general and administrative costs for the nine months ended September 30, 2000 were $1,079,000 as compared to $895,000 for the comparable period ended September 30, 1999, an increase of 21%, due to the increased volume of work in the period and increased marketing efforts.

    Discontinued Operations. Effective October 8, 1999, the Company sold its interests in Administracion Residuos Industriales, S.A. de C.V., Ecosistemas Nacionales, S.A. de C.V. and Ecosistemas El Llano, S.A. de C.V. The Company also intends to dispose of its interests in Ecosistemas del Potosi, S.A. de C.V. and Confinamiento Tecnico de Residuos Industriales, S.A. de C.V., pending resolution of the NAFTA claim. As of December 31, 1999, the Company recorded a provision for anticipated costs to complete the ongoing NAFTA claim process of $107,000. For the nine months ended September 30, 2000, the Company incurred additional costs of $72,000, which have been charged against the December 31, 1999 accrual. Additionally, $63,000 in fees for the continuing costs of the NAFTA proceedings has been expensed to discontinued operations.

    Corporate Expense. Corporate expenses were $1,537,000 for the nine months ended September 30, 2000 as compared to $1,502,000 for the nine months ended September 30, 1999. This increase is due primarily to increased legal fees associated with ongoing litigation, partially offset by cost reductions in other administrative areas.

    Interest Expense. Interest expense for the nine months ended September 30, 2000 was $193,000 as compared to interest expense of $208,000 for the nine months ended September 30, 1999. This decrease is due to the reduction in outstanding loan balances from September 1999 to September 2000, primarily as a result of debt conversions to equity.

Consolidated Results

    The Company experienced a net loss of $1,448,000 for the nine months ended September 30, 2000 as compared to a net loss of $2,654,000 for the comparable period ended September 30, 1999, a decrease of 45%. The net loss from continuing operations was $1,385,000 for the nine months ended September 30, 2000 as compared to a net loss of $1,308,000 for the comparable period ended September 30, 1999, primarily due to legal costs associated with completed litigations.

Liquidity and Capital Resources

    In the fourth quarter of 1998, the Company committed to a plan to discontinue its Mexican operations and in October 1999 completed a sale of
its non-NAFTA related businesses.  (See Note 2.)   Although no further
investments are being made in Mexico, the Company continues to rely upon additional capital to maintain its remaining operations and complete the collection of its NAFTA award.

    On July 30, 1999 the Company entered into an amendment of the terms of its Five-Year Zero Coupon Notes with the holder. The amendment included the conversion of accrued interest through July 30, 1999 into principal notes, the interest rate was adjusted from 9.3% to 12% effective July 31, 1999, the convertibility of the notes and the holder's redemption option on the notes was extended until the earlier of March 31, 2000 or completion of the NAFTA proceedings and the conversion rate per share will be at the lesser of 70% of the average market price per share or $2.50 per share. In no event, however, can the holder convert its principal into common shares such that it would result in the holder obtaining shares that would exceed 19.99% of the outstanding common stock of the Company. Should the holder exercise its right to convert the notes, all accrued interest would be forfeited. As part of this amendment, the note holder agreed to exercise certain of its warrants and to purchase $250,000 in additional notes. As of April 1, 2000, the holder has the right to convert the principal amount of the notes. The holder also has the right to require the Company to redeem these notes. During the quarter ended September 30, 2000, the holder converted $845,000 of the outstanding note balance into common shares of the Company. Management has been informed that the holder intends to convert the remaining balance of the notes as well.

    During the nine months ended September 30, 2000, the Company received approximately $2,196,000 from the exercise of warrants, issuing 877,954 new shares of common stock.

     The Company had positive working capital at September 30, 2000 of $1,376,000 compared to negative working capital of $145,000 at December 31, 1999. The Company had cash and cash equivalents at September 30, 2000 of $1,512,000 and $769,000 at December 31, 1999. Cash used in continuing operations for the nine months ended September 30, 2000 was $1,196,000 compared to $1,689,000 for the nine months ended September 30, 1999. Cash used by discontinued operations for the nine months ended September 30, 2000 was $385,000 compared to $1,071,000 for the nine months ended September 30, 1999. Cash used in operating activities for the nine months ended September 30, 2000 was funded primarily by warrant exercises during the nine months.

    For the nine months ended September 30, 2000 the Company generated negative cash flow from continuing operations of $1,196,000, net of $301,000 in positive cash flow related to the insulation business due primarily to a higher volume of work in the first nine months of 2000 versus 1999. The remaining negative cash flow is related to corporate activities, the Company's NAFTA claim, along with general and administrative expenses without revenues to offset such expenses. The Company is aware of its on going cash needs and continues to work with its investment bankers and other sources to meet its on going needs through December 31, 2000. The Company believes it will obtain the necessary funds to continue its planned operations throughout 2000; however, no assurances can be given that such funds will be available to the Company as required, while it awaits collection of the NAFTA award. Collection of the award could be delayed or placed in question if Mexico decides to pursue annulment of the decision in a Canadian court. (See Part II, Item 1. Legal Proceedings.)

Foreign Currency Translation

    Effective January 1, 1999, Mexico is no longer considered to be "highly inflationary". However, the Company has discontinued its Mexican operations, therefore, the impact of this change had no effect on the Company's financial statements.

                                 PART II

                            OTHER INFORMATION

Item 1.  Legal Proceedings

    Given the Company's long history in the insulation business and in the sale of insulation materials, it is subject to various claims related to prior asbestos related business as well as its current business. The number of these claims is over 300. The Company believes it has adequate insurance in place and had adequate insurance in prior years and is vigorously defending all claims. The Company does not believe that these claims, individually or in the aggregate, will have a material adverse effect on its financial condition.

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

    On July 7, 1999, Morton Associates, a Virgin Islands Corporation, filed suit in federal court in Los Angeles against the Company requesting a declaratory judgment interpreting certain anti-dilution provisions of a warrant agreement owned by Morton. The Company defended the case on several grounds. Other holders of similar warrant agreements have reached a settlement with the Company. In August 2000, Morton and the Company reached an agreement whereby Morton's warrants for common shares were fixed at 398,000 shares, exercisable at $2.50 per share, 210,000 of which were exercised in exchange for common shares of the Company, for which the Company received $425,000 net after deducting $100,000 in settlement costs.

    On October 2, 1996, following a long period of negotiation with the Mexican government in an effort to open its completed hazardous waste TSD facility in San Luis Potosi, Mexico, the Company filed a Notice of Claim under the provisions of the North American Free Trade Agreement ("NAFTA"). The notice was filed with the International Center for the Settlement of Investment Disputes ("ICSID") in Washington, D.C. The claim was heard by a three-member arbitration tribunal impaneled through ICSID procedures. On August 30, 2000, the tribunal issued its decision. It ruled that Mexico had indirectly expropriated the Company's investment in its completed landfill facility. The tribunal awarded compensation plus interest totaling $16,685,000 be paid to the Company. As of the date of this filing, no payments have been received. Effective October 15, 2000 interest at the rate of approximately $2,800 per day accrues on the award until paid.

    Counsel for the Government of Mexico (GOM) has said publicly that the GOM intends to "appeal" the decision of the arbitration panel in the case of Metalclad v. United Mexican States. There is no "appeal" of a NAFTA decision. The GOM does, however, have a right to seek to have the award revised, set aside, or annulled in a Canadian court (the country of legal jurisdiction for the case) provided only if they can furnish proof that:


     1. a party was under some incapacity,
     2. the arbitration agreement is not valid,
     3. a party was not given notice of the appointment of an arbitrator or was unable to present the party's case,
     4. the award dealt with a dispute outside the scope of the arbitration (and no grounds otherwise exist for upholding the award), or,
     5. the award conflicts with public policy.

The Company knows of no legitimate ground for the GOM to assert such a right, nonetheless, it is expected that the GOM will do so. In the event such a claim is advanced by the GOM, the Company will seek to assert its right to request that the GOM be required to post security to the amount of the award plus accrued interest, as well as such further costs that are incurred in the defense of such a claim. At this point in time, the Company cannot predict the ultimate timeframe in which this will be resolved, if such a claim was to be filed.

Item 2.  Changes in Securities

    During the nine months ended September 30, 2000, the Company converted approximately $845,000 of zero coupon notes payable into 430,000 shares of common stock.

Item 3.  Defaults Upon Senior Securities

     Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

    The Company announced its annual meeting will be held November 20, 2000, with proxies being mailed out approximately October 20, 2000.

Item 6.  Exhibits and Reports on Form 8-K

    The Company filed Form 8-K on September 1, 2000, reporting the pro forma results of the NAFTA arbitration.


                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      METALCLAD CORPORATION
Date:   November 14, 2000
                                      By:  /s/Anthony C. Dabbene
                                         -------------------------------
                                         Anthony C. Dabbene
                                         Chief Financial Officer
                                        (Principal Accounting Officer)