Form 10-K
period 2000-12-31
METALCLAD CORP
filed 2001-03-30
CIK 13547

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

                   For the year ended December 31, 2000

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

     The aggregate market value of the Common Stock held by non-affiliates of the registrant on March 15, 2000 was approximately $7,000,000, based upon the average of the bid and asked prices of the Common Stock, as reported on The Nasdaq Stock Market .

     The number of shares of the Common Stock of the registrant outstanding as of March 15, 2001 was 6,581,114.

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

     After eight years of developing this business, the Company determined that its efforts would not be successful due to political opposition in Mexico. In 1997, the Company filed a $90 million claim under the North American Free Trade Agreement ("NAFTA") to recover the value of its investment in a completed, but unopened, treatment, storage and disposal ("TSD") facility in San Luis Potosi. This facility is held by ECOPSA and COTERIN. See Item 3--Legal Proceedings and Note B of the Financial
Statements.   Because of political interference with a second project that was under construction and approximately 90 percent complete in Aguascalientes, the Company is considering the filing of a second NAFTA claim. In 1999, the Company sold its operating and project development subsidiaries in Mexico and withdrew from the Mexican market. See Note B of the Financial Statements.

(b)  Financial Information About Industry Segments

     The Company, through MIC and MEC, is engaged in insulation services, asbestos abatement services, and insulation material sales, such activities constituting one industry segment. The development and operation of the industrial waste treatment business, commenced in November 1991 through ECO-MTLC and conducted by the Company's Mexican subsidiaries, had previously been reported as a separate industry segment for 1996 and 1997 and is now being reported as discontinued operations.

(c)  Narrative Description of Business

Introduction

     Industrial Waste Management Business. Since the Company has sold its operations and withdrawn from Mexico and this market segment, its only activity in this segment is the ongoing NAFTA arbitration and the receivable associated with the sale of businesses in Mexico.

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

     Operations and Employee Safety. All contract work is performed by trained Company personnel and supervised by project managers trained and experienced in construction and asbestos abatement. Each employee involved in asbestos abatement must complete a general training and safety program conducted by the Company. Training topics include approved work procedures, instruction on protective equipment and personal safety, dangers of asbestos, methods for controlling friable asbestos and asbestos transportation and handling procedures. In addition, all full-time employees engaged in asbestos abatement activities are required to attend a minimum four-day course approved by EPA and the Occupational Safety and Health Administration ("OSHA") and all supervisors of abatement projects are required to attend a nine-hour first aid/CPR/safety course and an eight-hour EPA/AHERA refresher course annually. One of the Company's full-time employees and 54 hourly employees have been trained and certified as "competent individuals" under EPA regulations relating to the training of asbestos abatement workers. All employees are issued detailed training materials and the Company typically conducts a job safety analysis in the job bidding stage.

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

     Customers. The Company's insulation customers are categorized as Industrial or Commercial. The industrial customers are predominately public utilities (power, natural gas and water/water treatment), major oil companies for oil refineries and petrochemical plants, chemical and food processors, other heavy manufacturers, and engineering/construction companies. The Commercial customers are primarily government installations, schools, hospitals, institutions, an array of manufacturing/commercial facilities, and the general or mechanical construction contractors. The Company anticipates that a significant portion of its revenues in 2001 will continue to be from work performed for Southern California Edison, ARCO, and Equilon.

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

     Insurance and Bonding. The Company's combined general liability and contractor pollution insurance policy provides base coverage of $1,000,000 per occurrence and excess liability coverage of $10,000,000. The Company's current insulation and asbestos abatement services customers do not generally require performance bonds. The Company believes, however, that its current bonding arrangements are adequate for the Company's anticipated future needs. The Company has historically carried insurance for liability associated with the sale of asbestos bearing materials. Because of the age of the Company there have been several different insurance carriers. As claims are made for liability associated with asbestos those claims are managed by counsel for the Company and submitted to the appropriate insurance carrier for defense depending upon the date the claim originated. It has been more than 25 years since the Company sold any asbestos bearing material. The Company believes that there is adequate insurance coverage remaining and believes it has no material exposure to any future claims.

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

     Backlog. The Company's backlog for insulation services at December 31, 2000 and December 31, 1999 was $20,500,000 and $21,700,000,
respectively. Backlog is calculated in terms of estimated revenues on fixed-price and cost-plus projects in progress or for which contracts have been executed. The Company believes that backlog as of any date is not necessarily indicative of future revenues. The Company estimates that its entire backlog as of December 31, 2000 will be completed during the next eighteen months. The majority of the Company's present business is on cost-plus contracts for which backlog is estimated. The Company fulfills product and supply orders promptly, and there is no backlog in the material sales business.

     Employees. As of December 31, 2000, the Company had four full-time employees in its executive offices and 14 full-time employees in its insulation business, for a total of 18 employees. These include three executive officers, project managers/estimators, purchasing, accounting, and office staff.

     As of December 31, 2000, the Company employed approximately 142 hourly employees for insulation contracting services, nearly all of whom are members of the International Association of Heat and Frost Insulators and Asbestos Workers ("AFL-CIO"). The Company is a party to agreements with various local chapters of various trade unions. The number of hourly employees employed by the Company fluctuates depending upon the number and size of projects that the Company has under construction at any particular time. It has been the Company's experience that hourly employees are generally available for its projects, and the Company has continuously employed a number of them on various projects over an extended period of time. The Company considers its relations with its hourly employees and the unions representing them to be good and has experienced no recent work stoppages due to strikes by such employees. Additionally, the trade union agreements the Company is a party to include no strike, no work stoppage provisions.

Directors and Executive Officers of the Company

     The names, ages, and positions of the Company's directors and executive officers (including certain significant executive officers of the Company's principal subsidiaries) are listed below:

                                Director
                               or Officer
Name                   Age        Since     Current Position with the Company
------------------     ---     ----------   --------------------------------------------
Anthony C. Dabbene      49        1996      Chief Financial Officer, Director
Bruce H. Haglund        49        1983      Secretary, General Counsel, Director
Grant S. Kesler         57        1991      President, Chief Executive Officer, Director
Raymond J. Pacini       45        1999      Director
Robert D. Rizzo         55        1999      President   MIC/MEC
J. Thomas Talbot        65        1999      Director

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

     Robert D. Rizzo joined the Company as President of Metalclad Insulation in November 1999. Prior to joining Metalclad, Mr. Rizzo was project manager for major projects at PDG Environmental, Inc.. He has over 25 years experience in finance, engineering and construction. Mr. Rizzo has a B.S. in Civil Engineering and an MBA.

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



ITEM 2.  PROPERTIES

     The Company leases space for its offices and warehouse facilities under leases of varying terms at rentals aggregating approximately $21,775 per month. The Company's executive offices are located in Newport Beach, California, which consists of approximately 3,000 square feet leased at a current rate of $6,675 per month. The Newport Beach lease expires in September 2002. Facilities in Anaheim, California house the Southern California industrial insulation services and the insulation material sales operations. The Anaheim facility consists of 26,000 square feet of office and warehouse space that is leased at the current rate of $15,100 per month. The Anaheim lease expires in April 2002.

     ECOPSA owns an approximately 92-hectare parcel (approximately 227 acres) of land in Santa Maria del Rio near San Luis Potosi, Mexico.

     COTERIN owns approximately 2,200 acres of land near La Pedrera in the Mexican State of San Luis Potosi on which El Confin is located.


ITEM 3.  LEGAL PROCEEDINGS

     Given the Company's long history in the insulation business and in the sale of insulation materials, it is subject to various claims related to prior asbestos-related business as well as its current business. While the number of these claims is over 300, the Company believes it has adequate insurance in place, had adequate insurance in prior years, and is vigorously defending all claims. The Company does not believe that these claims, individually or in the aggregate, will have a material adverse effect on its financial condition.

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

     On October 13, 1997, the Company filed its Memorial, which included the claim and all of the evidence supporting the claim, including expert witness studies and the like. The basis of the Company's claim against Mexico was one likened to expropriation. The Company's position is since it was not being allowed to operate a legally authorized project, it had in essence been taken by the Mexican government and they should, therefore, be responsible for paying fair compensation under the provision of the NAFTA.
A fair market valuation was done on behalf of the Company, which indicated the fair market value of this business was $90,000,000.

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

     On August 30, 2000, the tribunal issued its decision. It ruled that Mexico had indirectly expropriated the Company's investment in its completed landfill facility. The tribunal awarded $16,685,000 in damages, with interest accruing at 6% per annum compounded monthly, beginning October 15, 2000.

     On October 27, 2000, the United Mexican States filed a petition with the Supreme Court of British Columbia, Canada, seeking to have the award set aside by the court under the Commercial Arbitration Act of Canada. On November 14, 2000, the filing was amended to also seek a setting aside of the award under the International Commercial Arbitration Act. A hearing on the case was completed on March 2, 2001 and a decision is not anticipated until May 2001. However, regardless of the decision rendered, the Company anticipates an appeal to the British Columbia Court of Appeals. There is no definitive timetable for completion of this process. Estimates range from several months to over a year. Interest continues to accrue until paid.

     If the favorable decision were upheld by the Canadian courts, all damages awarded to the Company would be due and payable by the United Mexican States as an obligation of the government of Mexico. Both NAFTA and other international treaties provide mechanisms for ensuring collection and it is anticipated that all damages awarded could be collected or collateralized; however, there can be no assurance that the Company will not encounter additional collection delays.

     The Company has devoted substantial resources in the pursuit of its claim under the NAFTA. It has given counsel broad authority in the employment of experts and others it feels necessary to properly pursue the Company's claim. The officers of the Company have spent substantial amounts of time and resources in assisting the Company's NAFTA counsel and will continue to do so until completion. There is no assurance, however, that the Company will remain successful. If the Award is ultimately reversed, the impact will be material and adverse (see Note B to the financial statements).

     On July 7, 1999, Morton Associates, a Virgin Islands Corporation, filed suit in federal court in Los Angeles against the Company requesting a declaratory judgment interpreting certain anti-dilution provisions of a warrant agreement owned by Morton. The Company defended the case on several grounds. Other holders of similar warrant agreements have reached a settlement with the Company. In August 2000, Morton and the Company reached an agreement whereby Morton received its additional ratchet adjustment of 318,400 shares. This adjustment fixed Morton's total warrants at 398,000 shares exercisable at $2.50 per share, expiring on February 28, 2001. In September 2000, Morton exercised 210,000 warrants in exchange for common shares of the Company, for which the Company received $425,000 net after deducting $100,000 in settlement costs.

     On November 13, 2000, the Company filed a complaint in the Superior Court of California against a former employee, the U.S. parent of the buyer and its representative for breach of contract, fraud, collusion and other causes of action in connection with the Company's sale of its Mexican businesses. This case is one where the Company has suffered damages and continues to accrue damages and a monetary award is sought as the remedy. No trial date has yet been set. No assurances can be given on the outcome. (See Note C to the financial statements.)


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 20, 2000, the Company held its Annual Meeting of
Shareholders in Newport Beach, California. The following matters were presented for the approval of the shareholders with the results presented:

     A. The election of five members to the Board of Directors of the Company, to serve until the next annual meeting. The results of the shareholders' votes are as follows:

                                         For           Against
                                     ----------      ----------

            Grant S. Kesler           5,078,671        349,956
            Anthony C. Dabbene        5,080,271        348,356
            Bruce H. Haglund          5,080,271        348,356
            Raymond Pacini            5,080,271        348,356
            J. Thomas Talbot          5,080,271        348,356

     B. To ratify the adoption of the Metalclad Corporation 2000 Omnibus Stock Option and Incentive Plan. The results were as follows:

            For:                      2,175,336
            Against:                    835,090
            Abstain:                     23,235

      C. To ratify the appointment of Moss Adams LLP as the independent public accountants of the Company for the year ended December 31, 2000. The results were as follows:

            For:                      5,130,992
            Against:                    248,564
            Abstain:                     49,071


                                 PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The Company's Common Stock is traded on The Nasdaq Small Cap Stock Market under the symbol "MTLC." Effective July 2, 1999 the Company implemented a 1 for 10 reverse stock split. The following table sets forth, for the fiscal periods indicated, the high and low sales prices for the Common Stock, adjusted for the stock split, as reported by Nasdaq:

                                                         Sales Price
                                                    ----------------------
                                                      High           Low
                                                    --------      --------

     Fiscal Year Ended December 31, 1998
     1st Fiscal Quarter Ended March 31, 1998        11  7/8       11  1/4
     2nd Fiscal Quarter Ended June 30, 1998         10  5/8       13  1/3
     3rd Fiscal Quarter Ended September 30, 1998     6  7/8        6  1/4
     4th Fiscal Quarter Ended December 31, 1998      4  1/16       3  3/4

     Fiscal Year Ended December 31, 1999
     1st Fiscal Quarter Ended March 31, 1999         6  5/8        2  3/16
     2nd Fiscal Quarter Ended June 30, 1999          4 11/16       1  1/4
     3rd Fiscal Quarter Ended September 30, 1999     4 15/16       1  9/16
     4th Fiscal Quarter Ended December 31, 1999      6  5/8        3 15/16

     Fiscal Year Ended December 31, 2000
     1st Fiscal Quarter Ended March 31, 2000         5  9/16       3  1/4
     2nd Fiscal Quarter Ended June 30, 2000          3  7/8        3
     3rd Fiscal Quarter Ended September 30, 2000     4  5/8        2  7/32
     4th Fiscal Quarter Ended December 31, 2000      2 29/32       1  1/4

     The Company has not paid any cash dividends on its Common Stock since its incorporation and anticipates that, for the foreseeable future, earnings, if any, will continue to be retained for use in its business. As of March 15, 2001, the approximate number of record holders of the Company's Common Stock was 1,621.


ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data is derived from the consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.


                                                                                     7 Months     Year
                                           Year Ended December 31,                     Ended      Ended
                                      ------------------------------------------     Dec.31,(4)   May 31,
                                        2000        1999       1998        1997        1996       1996
                                      --------     -------    -------    -------     --------    -------
                                                     (in thousands, except per share amounts)
Statement of Operations Data (1)

Revenues from
  continuing operations               $17,769     $13.422     $10,009     $8,971      $5,519     $11,445
Loss from continuing operations        (1,702)     (1,971)     (1,775)    (2,000)     (1,706)     (5,630)
Loss from discontinued operations (2)     (63)     (2,228)     (3,003)    (2,610)     (1,574)     (1,150)
Net loss                               (1,765)     (4,199)     (4,778)    (4,610)     (3,280)     (6,780)

Earnings per share:(3)
Net loss per common share, continuing
  operations - basic and diluted       $(0.31)     $(0.50)     $(0.58)    $(0.68)     $(0.60)     $(2.50)
Net loss per common share,
  discontinued operations - basic
  and diluted                          $(0.01)     $(0.57)     $(0.99)    $(0.89)     $(0.50)     $(0.50)
                                        -----       -----       -----      -----       -----       -----
Net loss per common share - basic
  and diluted                          $(0.32)     $(1.07)     $(1.57)    $(1.57)     $(1.10)     $(3.00)
                                        =====       =====       =====      =====       =====      ======

Weighted average shares
  outstanding(3)                    5,470,002   3,918,912   3,036,277  2,943,806   2,891,045   2,277,052

Balance Sheet Data

Total assets(5)                       $10,898       8,974      11,356     11,598      14,250      16,695
Convertible notes                       1,029       2,071       1,640      1,500           -           -
Convertible debentures (2)                310         360       1,202         20         229         239
Shareholders' equity (deficit)(2)(5)    6,367       4,657       3,936      8,244      11,259      14,207

Common shares outstanding(3)        6,581,114   4,859,498   3,056,912  3,006,387   2,912,324   2,873,323

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

(3) Effective July 2, 1999, the Company implemented a 1 for 10 reverse stock split.  All prior periods have been restated.

(4)  Effective June 1, 1996, the Company changed its fiscal year end to December 31.

(5) Restated to reflect reclassification of certain related party receivables.

     No dividends were paid or declared during the years ended December 31, 2000, 1999, 1998, 1997 or the seven months ended December 31, 1996, or the fiscal year ended May 31, 1996.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     With the Company having significant financial transactions in Mexico, it has been affected by the continued decline of the Mexico peso. In November 1994, the value of the peso was 3.4 to the U.S. dollar. As of December 31, 2000, the value of the peso was 9.65 to the U.S. dollar. As of December 31, 2000, the Company has a foreign currency translation adjustment of $(1,555,423) in the equity section of its balance sheet.

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

     As discussed in Note B to the consolidated financial statements, during the fourth quarter of 1998 the Company committed to a plan to discontinue its Mexican operations and to seek to identify potential buyers for its Mexican business. Consequently, the Company's Mexican operations are classified as discontinued operations. In October 1999, the Company completed the sale of its ownership interests in certain Mexican assets previously classified as discontinued operations. The sale specifically excluded those Mexican assets involved in the NAFTA claim. The terms of this sale stipulate payment of the purchase price in stages as various benchmarks are achieved in the operation of the business, as well as the buyer's assumption of all liabilities. The Company received an initial cash payment of $125,000 and recorded a receivable of $779,000 representing the Company's basis in the assets sold; however, no gain or loss will be recorded on the payments until 100% of the Company's net investment is recovered.

     Under the terms of the sale, the Company can receive up to $5,000,000 in payments as certain specific milestones are met. The most significant milestone payments are associated with the buyer's ability to complete and open the Aguascalientes landfill project. If the buyer can obtain all necessary authorizations, complete construction and open the facility, payments totaling $1,125,000 will be due the Company under the milestone
payment schedule.   To date, the Company believes that the buyer has not
achieved any of the milestones necessary to trigger additional payments. Moreover, the Company believes that the buyer is in default of its agreement with the Company under the indemnity provisions and may have committed fraud in attempting to assign its interest in the companies purchased to a former employee of Metalclad. The Company has engaged counsel and believes it has a cause of action against the buyer and the former Company employee and the Orange County, California based parent of the buyer as a result of representations said parent made relative to giving the buyer financial support in its acquisition of the companies purchased. On November 13, 2000, a complaint was filed in Orange County with the Superior Court of California. The Company cannot assure the outcome of such a case. If the Company is not successful in this litigation, it could result in writing off
the $779,000 note receivable.   (See Note C to the financial statements.)

     Net assets totaling $4,816,000 are related to the NAFTA claim, are not a part of the sale described above, and the ultimate disposition of which is dependent on the final decision. Relative to the NAFTA assets on August 30, 2000, the tribunal awarded the Company $16,685,000 in damages, with interest accruing at 6% per annum compounded monthly, beginning October 15, 2000. On October 27, 2000, the United Mexican States filed a petition with the Supreme Court of British Columbia, Canada, seeking to have the award set aside by the court under the Commercial Arbitration Act of Canada. On November 14, 2000, the filing was amended to also seek a setting aside of the award under the International Commercial Arbitration Act. A hearing on the case was completed on March 2, 2001 and a decision is not anticipated until May 2001. However, regardless of the decision rendered, the Company anticipates an appeal to the British Columbia Court of Appeals. There is no definitive timetable for completion of this process. Estimates range from several months to over a year. Interest continues to accrue until paid. (See Notes B and M to the financial statements.)

            Twelve Months Ended December 31, 2000 Compared to
                  Twelve Months Ended December 31, 1999.

     Insulation Business. Total revenues were $17,769,000 in 2000 as compared to $13,422,000 for 1999, an increase of 32%. This increase is attributed to work performed under the Company's various maintenance agreements, particularly with ARCO, and the Company's continuing efforts in the commercial insulation market.

     Contract Revenues. Contract revenues for the twelve months ended December 31, 2000 were $17,674,000 as compared to $13,135,000 for the twelve months ended December 31, 1999, an increase of 35%. This increase is attributed to the Company's efforts to diversify its client base, including its entry into the commercial insulation market. The Company's accounts receivable have also increased due to the increased contract revenues and the timing of cash receipts.

     Contract and Material Costs. Contract and material costs and expenses for the twelve months ended December 31, 2000 were $15,753,000 as compared to $11,606,000 for the twelve months ended December 31, 1999, an increase of 36% which is attributed to the increased level of direct costs associated with higher revenues.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1,553,000 for the twelve months ended December 31, 2000 as compared to $1,297,000 for the twelve months ended December 31, 1999, an increase of 20%. This increase reflects a one-time retention bonus paid to employees and increased legal costs associated with asbestos claims.

     Gross Operating Profit. Gross Operating Profit for the year ended December 31, 2000 was $463,000 as compared to $520,000 for the twelve months ended December 31, 1999, a decrease of 11%. This decrease is primarily due to an increase in the operations, selling, general and administrative expenses, as discussed above, partially offset by higher gross profit margins.

     Discontinued Operations. Loss from discontinued operations for the twelve months ended December 31, 2000 was $63,000 compared to a loss of $2,228,000 for the twelve months ended December 31, 1999. The 2000 loss primarily represents legal fees paid to the International Centre for Settlement of Investment Disputes ("ICSID") as the Company's share of the final NAFTA arbitration costs. These expenses were not anticipated in the 1999 year end accrual of costs for discontinued operations. Management cannot reasonably estimate future losses going forward as the schedule on completion of this claim is beyond the Company's control. However, the Company is currently not aware of any other requirements or filings necessary while it awaits the court's decision. It is believed that future costs, if any, will not be material, pending the final disposition. Future costs, if any, will be charged to operations as incurred.

     Corporate Expense. Corporate expenses were $1,948,000 for the twelve months ended December 31, 2000 as compared to $2,140,000 for the twelve
months ended December 31, 1999, a decrease of 9%.   The decline was achieved
by reductions in staffing and costs.

     Interest Expense. Interest expense was $257,000 for the twelve months ended December 31, 2000 compared to interest expense of $392,000 for the twelve months ended December 31, 1999. This reduction in interest expense was primarily due to the conversions of debt to equity during the year.

     Consolidated Results. The net loss for the year ended December 31, 2000 was $1,765,000 as compared to $4,199,000 for 1999, a decrease of 58%.
This decreased loss is attributable to completion of the NAFTA claim arbitration and the discontinuance of business in Mexico. Losses from continuing operations were $1,702,000 versus $1,971,000, a decline of 14%.

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

     Gross Operating Profit. Gross operating profit for the year ended December 31, 1999 was $520,000 as compared to $395,000 for the twelve months ended 1998, an increase of 32%. This increase is attributed to the Company's efforts to diversify its client base, including its entry into the commercial insulation market.

     Discontinued Operations. Effective October 8, 1999, the Company sold its interests in Administracion Residuos Industriales, S.A. de C.V., Ecosistemas Nacionales, S.A. de C.V. and Ecosistemas El Llano, S.A. de C.V. The Company also intends to dispose of its interests in Ecosistemas del Potosi, S.A. de C.V. and Confinamiento Tecnico de Residuos Industriales, S.A. de C.V., pending resolution of the NAFTA claim. Due to losses incurred in excess of Company estimates at the measurement date, the Company recorded additional losses from discontinued operations of $2,228,000 for the twelve months ended December 31, 1999, net of previously accrued losses of $450,000 at December 31, 1998. Such additional losses are a result of the following changes in facts from the December 31, 1998 measurement date: A) The Company's Mexican operating losses exceeded management's original estimate by $780,000. These additional losses were a direct result of a delay in the closing of the sale of the non-NAFTA related assets due to unforeseen additional legal document requirements in Mexico as well as impacts on the businesses' operations after the sale was made known. B) The $450,000 accrual did not contain any provisions for the Company's direct costs of pursuing its NAFTA claim. The full extent of the NAFTA hearing process was unknown until the middle of the third quarter, as witness lists, court fees, procedures, etc. could not have been anticipated earlier. As a result of the hearing process, the Company incurred additional costs of $868,000, which it could not have reasonably foreseen at December 31, 1998. Additionally, the Company wrote off $585,000 of foreign currency losses previously included in the equity section of its balance sheet and associated with the assets sold.

     The Company concluded its NAFTA arbitration hearing September 9, 1999. The Tribunal issued its decision on August 30, 2000 in favor of the Company. In October 2000, Mexico filed an action in the Supreme Court of British Columbia, Canada, seeking to have the Tribunal's decision set aside or annulled. On March 2, 2001, the hearing on the matter was completed. A decision on the case is pending. The Company is, therefore, awaiting the finality of this case to determine the disposition of the NAFTA assets. Management cannot reasonably estimate future losses going forward as the schedule on completion of this claim is beyond the Company's control. However, the Company is currently not aware of any other requirements or filings necessary while it awaits the court's decision. It is believed that future costs, if any, will not be material, pending the final disposition. Future costs, if any, will be charged to operations as incurred.

     Corporate Expense. Corporate expenses were $2,140,000 for the twelve months ended December 31, 1999 as compared to $1,984,000 for the twelve months ended December 31, 1998, an increase of 8%. The net increase was primarily due to an increase in outside services for accounting, consulting and shareholder expenses related to various statutory filings.

     Interest Expense. Interest expense for the twelve months ended December 31, 1999 was $392,000 as compared to interest expense of $193,000 for the twelve months ended December 31, 1998. This is due to the addition of interest-bearing debt during the second half of 1998 and amendments to the zero coupon notes increasing the interest rate during 1999, as well as new interest bearing debt in 1999.

     Income Taxes. Due to the losses incurred during the twelve months ended December 31, 1999 and 1998, the Company did not record a provision for income taxes. At December 31, 1999, the Company has approximately $22,000,000 and $8,000,000 in net operating loss carryforwards available for U.S. federal and California taxes, respectively. See Note I to the consolidated financial statements.

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

     On July 30, 1999 the Company entered into an amendment of the terms of its Five-Year Zero Coupon Notes with the holder. The amendment included the conversion of accrued interest through July 30, 1999 into principal notes, the interest rate was adjusted from 9.3% to 12% effective July 31, 1999, the convertibility of the notes and the holder's redemption option on the notes was extended until the earlier of March 31, 2000 or completion of the NAFTA proceedings and the conversion rate per share will be at the lesser of 70% of the average market price per share or $2.50 per share. In no event, however, can the holder convert its principal into common shares such that it would result in the holder obtaining shares that would exceed 19.99% of the outstanding common stock of the Company. Should the holder exercise its right to convert the notes, all accrued interest would be forfeited. As part of this amendment, the note holder agreed to exercise certain of its warrants and to purchase $250,000 in additional notes. During the twelve months ended December 31, 2000 the note holder exercised its rights and converted $1,092,000 of note principal into 795,910 shares at an average price of $1.37. As a result of these conversions the note holder forfeited accrued interest in the amount of $161,000. As of December 31, 2000 the note holder reached the maximum allowable conversion option of the notes and presently cannot convert the notes into additional shares of the Company.

     During August and September 1999, the Company issued $360,000 in three-year 10% Convertible Subordinated Debentures on terms similar to the previously issued debentures, with the conversion price being the lower of $2.50 or 75% of market. In the fourth quarter of 2000, $52,035 of debenture principal and interest was converted into 47,752 shares at an average price of $1.09 per share.

     During the twelve months ended December 31, 1999, the Company received approximately $2,783,000 from the exercise of warrants. Additionally, the Company issued 38,500 shares of its common stock to certain employees of the Company in exchange for $108,000 in payroll obligations.

     The Company had positive working capital at December 31, 2000 of $753,000 compared to negative working capital of $854,000 at December 31, 1999. The Company had cash and cash equivalents at December 31, 2000 of $354,000 and $769,000 at December 31, 1999. Cash used in continuing operations for the twelve months ended December 31, 2000 was $2,331,000 compared to $1,177,000 for 1999. Cash used by discontinued operations for the twelve months ended December 31, 2000 was $403,000 compared to cash used of $2,008,000 for 1999. Cash used in operating activities for the twelve months ended December 31, 2000 was funded primarily by cash and cash equivalents on hand at the beginning of the year as well as the warrant exercises completed during the twelve months.

     For the twelve months ended December 31, 2000 the Company generated negative cash flow from continuing operations of $2,331,000, of which $170,000 in negative cash flow related to the insulation business due primarily to larger than usual accounts receivable for work performed in December 2000. Given the Company's client base, the energy market problems in California could adversely affect the Company's ability to collect the receivable from one of its major clients, should they experience financial problems. The remaining negative cash flow is related to corporate activities; including corporate overheads, expenses associated with public companies, interest expense and on-going legal costs associated with pursuit of the Company's NAFTA claim. The Company will require substantial additional financing to continue pursuit of its NAFTA claim, along with general and administrative expenses without revenues to offset such expenses. The Company is aware of its ongoing cash needs and continues to work with its investment bankers and other sources to meet its ongoing needs through December 31, 2001. Given the Company's decision to discontinue operations in Mexico, and sell its businesses, the cash requirements in Mexico have greatly diminished. The Company is pursuing additional financing alternatives to maintain its operations, including equity financing, potential insider transactions, and accounts receivable financing. The Company believes it will obtain the necessary funds to continue its planned operations throughout 2001; however, no assurances can be given that such funds will be available to the Company as required.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     NONE.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 401 of Regulation S-K is set forth in the Company's 2001 Annual Meeting Proxy Statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2000. The Company's 2001 Annual Meeting Proxy Statement, exclusive of the information set forth under the captions "Report of the Compensation Committee" and "Company Performance," are incorporated herein by this reference.


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 402 of Regulation S-K is set forth in the Company's 2000 Annual Meeting Proxy Statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2000. The Company's 2001 Annual Meeting Proxy Statement, exclusive of the information set forth under the captions "Report of the Compensation Committee" and "Company Performance," are incorporated herein by this reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 403 of Regulation S-K is set forth in the Company's 2001 Annual Meeting Proxy Statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2000. The Company's 2001 Annual Meeting Proxy Statement, exclusive of the information set forth under the captions "Report of the Compensation Committee" and "Company Performance," are incorporated herein by this reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In October 1994, in consideration of extraordinary contributions to the Company, including but not limited to the pledge of 75,500 shares of common stock of the Company owned by them to facilitate necessary financings for the Company, the board of Directors approved a loan of $370,000 to each of Mr. Kesler and Mr. Neveau. Such borrowings are due 30 days after demand and bear annual interest at the prime rate of interest plus 7%. In February 1996 Messrs. Kesler and Neveau each repaid $150,000 to the Company. In March 1996, the notes were amended to modify the loan principal between Messrs. Kesler and Neveau as well as to adjust the interest rates, effective March 1, 1996 to a variable rate based upon the Company's quarterly investment rate. Repayment of these notes has been extended until
completion of the NAFTA related proceedings.    Mr. Kesler's note is secured
by his employment agreement.

     In June 1996, Mr. Neveau, Chairman of the Board of Directors, Senior Vice President, and a Director of the Company, resigned his position effective the next shareholders' meeting. As a result, the Company and Mr. Neveau renegotiated the terms of his employment agreement relative to compensation, benefits and stock options. Since May 1997, the Company has been offsetting payments due Mr. Neveau against his outstanding loan balance to the Company. There are no remaining payments due Mr. Neveau and his indebtedness to the Company as of December 31, 2000 was $74,000.

     In November, 2000 the Board of Directors approved advances against legal costs on behalf of Mr. Kesler, in his pursuit of certain personal legal matters related to his position in the Company. As of December 31, 2000, Mr. Kesler owes the Company $57,000 related to these advances, which may be recoverable from pending litigation.

     During the twelve months ended December 31, 2000, the Company incurred legal fees of $28,000 from the law firm of Gibson, Haglund & Paulsen, of which Bruce H. Haglund, general counsel, Director, and Secretary of the Company, is a principal; however, none of such fees have yet been paid. As of December 31, 2000, fees totaling $167,000 remain unpaid.



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

       10.2  Form of 1996 Omnibus Stock Option and Incentive Plan (4)

       10.3 Employment Agreement between the Company and Grant S. Kesler dated January 1, 1998(5)

       10.4 Employment Agreement between the Company and Anthony C. Dabbene dated January 1, 1998(5)

       10.5 Form of 7% Convertible Debenture Due July 31, 2001 between the Company and The Shaar Fund Ltd. dated July 30, 1998 (6)

       10.6  Form of 2000 Omnibus Stock Option and Incentive Plan (7)

       10.7 Employment Agreement between MIC and Robert D. Rizzo dated September 1, 2000.

       10.8  Decision of NAFTA Tribunal dated August 30, 2000(8)

22.  List of Subsidiaries of the Registrant

23.  Consents of Experts and Counsel

(b)  Reports on Form 8-K

The Company filed Form 8-K/A on February 9, 2000, reporting the sale of Mexican assets.

The Company filed Form 8-K on September 5, 2000, reporting the pro forma results of the NAFTA arbitration.


---------------------
(1) Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by this reference.
(2) Filed with the Company's Registration Statement on Form S-1 dated December 15, 1987 and incorporated herein by this reference.
(3)Filed with the Company's Transition Report on Form 10-K for the five months ended May 31, 1993 and incorporated herein by this reference.
(4) Filed with the Company's Proxy Statement dated September 10, 1996 and incorporated herein by this reference.
(5) Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference.
(6) Filed with the Company's Form S-3/A dated July 2, 1999 and incorporated herein by this reference.
(7) Filed with the Company's Preliminary Proxy Statement dated October 20, 2000 and incorporated herein by this reference.
(8) Filed with the Company's Annual Report on Form 8-K dated September 5, 2000 and incorporated herein by this reference.

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

                                   METALCLAD CORPORATION

                                   By: /s/Anthony C. Dabbene
                                      -----------------------------------
                                       Anthony C. Dabbene
                                       Chief Financial Officer
                                       Date:  March 30, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                  Title                                 Date

/s/Grant S. Kesler    Chief Executive Officer and Director  March 30, 2001
--------------------- (Principal Executive Officer)
Grant S. Kesler


/s/Anthony C. Dabbene Chief Financial Officer & Director    March 30, 2001
--------------------- (Principal Financial and
Anthony C. Dabbene    Accounting Officer)


/s/Bruce H. Haglund   Secretary & Director                  March 30, 2001
---------------------
Bruce H. Haglund


/s/J. Thomas Talbot   Director                              March 30, 2001
---------------------
J. Thomas Talbot


/s/Raymond J. Pacini  Director                              March 30, 2001
---------------------
Raymond J. Pacini












                    CONSOLIDATED FINANCIAL STATEMENTS

                                   and

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



                           For the year ended
                            December 31, 2000




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

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


The following Consolidated Financial Statements of Metalclad Corporation and subsidiaries are included in Item 8:


Reports of Independent Public Accountants on Consolidated Financial
Statements:

     Report of Moss Adams  LLP.......................................F-1



Financial Statements:

     Consolidated Balance Sheets - December 31, 2000, 1999 and
     1998............................................................F-2

     Consolidated Statements of Operations - the Years Ended
     December 31, 2000, 1999 and 1998................................F-3

     Consolidated Statements of Shareholders' Equity - the Years
     Ended December 31,2000, 1999 and 1998...........................F-4

     Consolidated Statements of Cash Flows - the Years Ended
     December 31, 2000, 1999 and 1998................................F-5

     Notes to Consolidated Financial Statements......................F-6


Supplementary Financial Statement Schedules:

     Schedule II - Valuation and Qualifying Accounts................F-23


                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders of Metalclad Corporation:

     We have audited the accompanying consolidated balance sheets of Metalclad Corporation (a
Delaware Corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metalclad Corporation and subsidiaries as of December 31,
1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with generally accepted accounting principles.

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

MOSS ADAMS LLP


Irvine, California
February 23, 2001


                  Metalclad Corporation and Subsidiaries
                       CONSOLIDATED BALANCE SHEETS

                                                                   December 31,
                                                          ------------------------------
                                                              2000               1999
ASSETS                                                    -----------        -----------
Current assets:
   Cash and cash equivalents                              $   354,345       $   769,176
   Accounts receivable, less allowance for doubtful
     accounts of $50,000 and $20,000 at December 2000
     and 1999, respectively                                 3,965,975         1,644,991
   Costs and estimated earnings in excess of billings
     on uncompleted contracts                                  82,920           147,991
   Inventories                                                114,129           161,832
   Prepaid expenses and other current assets                  137,486           125,630
   Receivables from related parties, net                      195,814           148,285
                                                           ----------        ----------
                    Total current assets                    4,850,669         2,997,905
Property, plant and equipment, net                            336,497           357,769
Net assets of discontinued operations                       4,905,754         4,815,811
Note receivable--sale of Mexican assets                       779,402           779,402
Other assets                                                   25,765            23,086
                                                           ----------        ----------
                                                          $10,898,087       $ 8,973,973
                                                           ==========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                       $ 2,166,727       $   898,745
   Current liabilities, net -discontinued operations           90,139           339,936
   Accrued expenses                                           722,369           499,076
   Billings in excess of costs and estimated
     earnings on uncompleted contracts                         26,724                 -
   Current portion of long-term debt                           62,451            42,798
   Convertible zero coupon notes                            1,029,194         2,071,003
                                                           ----------        ----------
                    Total current liabilities               4,097,604         3,851,558
Long-term debt, less current portion                          123,489           105,915
Convertible subordinated debentures                           310,000           360,000
                                                           ----------        ----------
                    Total liabilities                       4,531,093         4,317,473
                                                           ----------        ----------
Commitments and Contingencies (Note M)

Shareholders' equity :
   Preferred stock, par value $10; 1,500,000 shares
     authorized; none issued                                        -                 -
   Common stock, par value $.10; 80,000,000 shares
     authorized; 6,581,114, and 4,859,498 issued and
     outstanding at December 2000 and 1999, respectively      658,111           485,950
   Additional paid-in capital                              67,659,747        64,330,947
   Accumulated deficit                                    (59,871,257)      (58,106,460)
   Officer's receivable                                      (524,184)         (498,514)
   Accumulated other comprehensive income                  (1,555,423)       (1,555,423)
                                                           ----------        ----------
                                                            6,366,994         4,656,500
                                                           ----------        ----------
                                                          $10,898,087       $ 8,973,973
                                                           ==========        ==========

The accompanying notes are an integral part of these consolidated balance sheets.

                  Metalclad Corporation and Subsidiaries

                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Year ended December 31,
                                                 --------------------------------------
                                                     2000         1999         1998
                                                 -----------   -----------  -----------
Revenues
   Contract revenues                             $17,673,680   $13,134,928  $ 9,912,194
   Material sales                                     79,627       224,850       92,227
   Other                                              15,545        62,136        4,250
                                                  ----------    ----------   ----------
                                                  17,768,852    13,421,914   10,008,671
                                                  ----------    ----------   ----------
Operating costs and expenses
   Contract costs and expenses                    15,703,563    11,404,866    8,548,872
   Cost of material sales                             49,263       200,623       71,316
   Selling, general and administrative             1,552,696     1,296,615      993,369
                                                  ----------    ----------   ----------
                                                  17,305,522    12,901,104    9,613,557
                                                  ----------    ----------   ----------
Gross operating profit                               463,330       519,810      395,114

Corporate expense                                 (1,947,939)   (2,140,338)  (1,983,578)
                                                  ----------    ----------   ----------
Operating loss                                    (1,484,609)   (1,620,528)  (1,588,464)

Interest expense                                    (257,363)     (391,847)    (192,547)
Other income, net                                     40,362        41,215        5,536
                                                  ----------    ----------   ----------
Loss from continuing operations                   (1,701,610)   (1,971,160)  (1,775,475)

Loss from discontinued operations                    (63,187)   (2,227,534)  (3,002,914)
                                                  ----------    ----------   ----------
Net loss                                         $(1,764,797)  $(4,198,694) $(4,778,389)
                                                  ==========    ==========   ==========
Weighted average number of common  shares          5,470,002     3,918,912    3,036,277
                                                  ==========    ==========   ==========
Loss per share of common stock, continuing
  operations   basic and diluted                    $(.31)        $ (.50)       $ (.58)
                                                     =====         =====         =====
Loss per share of common stock, discontinued
  operations   basic and diluted                    $(.01)        $ (.57)       $ (.99)
                                                     =====         =====         =====
Loss per share of common stock   basic and
  diluted                                           $(.32)        $(1.07)       $(1.57)
                                                     =====         =====         =====

The accompanying notes are an integral part of these consolidated statements.

                  Metalclad Corporation and Subsidiaries

             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             The Years Ended December 31, 2000, 1999 and 1998

                                                                                                      Accumulated      Total
                                                           Additional                                     Other        Share-
                                       Common Stock          Paid-in     Accumulated     Officer's   Comprehensive    holders'
                                   Shares       Amounts      Capital       Deficit      Receivable       Income        Equity
                                 ----------   ----------  -----------   -------------   -----------  -------------  -----------
  Balance at December 31, 1997   30,063,870   $3,006,387  $56,962,689   $(49,129,377)   $ (455,461)   $(2,140,110)   $8,244,128
  Issuance of common stock            6,752          675        7,765              -             -              -         8,440
  Common stock issued under
    stock option and warrants       498,500       49,850      434,426              -             -              -       484,276
  Officer's loan; interest                -            -            -              -       (22,275)             -       (22,275)
  Net loss                                -            -            -     (4,778,389)            -              -    (4,778,389)
                                 ----------    ---------   ----------    -----------     ---------     ----------    ----------

  Balance at December 31, 1998   30,569,122    3,056,912   57,404,880    (53,907,766)     (477,736)    (2,140,110)    3,936,180
  Reverse stock split 1 for 10  (27,512,210)  (2,751,221)   2,751,221              -             -              -             -
  Issuance of common stock
    for services                     38,500        3,850      103,950              -             -              -       107,800
  Debt conversions and interest     612,750       61,275    1,403,058              -             -              -     1,464,333
  Common stock issued under
    warrants                      1,151,336      115,134    2,667,838              -             -              -     2,782,972
  Officer's loan; interest                -            -            -              -       (20,778)             -       (20,778)
  Foreign currency translation
    adjustment                            -            -            -              -             -        584,687       584,687
  Net loss                                -            -            -     (4,198,694)            -              -    (4,198,694)
                                 ----------    ---------   ----------    -----------     ---------     ----------    ----------

  Balance at December 31, 1999    4,859,498      485,950   64,330,947    (58,106,460)     (498,514)    (1,555,423)    4,656,500
  Debt conversions and interest     843,662       84,366    1,220,706              -             -              -     1,305,072
  Common stock issued under
    warrants                        877,954       87,795    2,108,094              -             -              -     2,195,889
  Officer's loan; interest                -            -            -              -       (25,670)             -       (25,670)
  Net loss                                -            -            -     (1,764,797)            -              -    (1,764,797)
                                 ----------    ---------   ----------    -----------     ---------     ----------    ----------

  Balance at December 31, 2000    6,581,114   $  658,111  $67,659,747   $(59,876,257)   $ (524,184)   $(1,555,423)  $ 6,366,994
                                 ==========    =========   ==========    ===========     =========     ==========    ==========























               The accompanying notes are an integral part
                     of these consolidated statements.


                  Metalclad Corporation and Subsidiaries

                  CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               Year Ended December 31,
                                                                   -------------------------------------------------
                                                                       2000               1999               1998
                                                                   ------------      ------------      -------------
Cash flows from operating activities:
Net loss                                                           $(1,764,797)      $(4,198,694)      $(4,778,389)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
    Loss from discontinued operations                                   63,187         2,227,534         3,002,914
    Depreciation and amortization                                      106,657           229,327           128,921
    Provision for losses on accounts receivable                              -                 -            (8,907)
    Issuance of stock for services and interest                              -           107,800             8,441
    Issuance of stock for debt conversions                               2,035         1,464,333                 -
    Loss on disposal of fixed assets                                    13,878                 -                 -
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                    (2,320,984)         (816,305)          595,205
      Decrease (increase) in unbilled receivables                       65,071            (4,319)           88,401
      Decrease (increase) in inventories                                47,703            14,865           (15,456)
      Decrease (increase) in prepaid expenses and other assets         (11,856)          (69,138)           84,833
      Decrease (increase) in receivables from related parties          (47,529)           70,650           (57,767)
      Increase (decrease) in accounts payable and accrued expenses   1,491,275          (152,047)          236,394
      Increase (decrease) in billings over cost                         26,724           (71,280)           50,553
      (Increase) decrease in other assets                               (2,679)           20,076                 -
                                                                     ---------         ---------         ---------
             Net cash used in continuing operations                 (2,331,315)       (1,177,198)         (664,857)
             Net cash used in discontinued operations                 (402,927)       (2,008,131)       (1,566,810)
                                                                     ---------         ---------         ---------
             Net cash used in operating activities                  (2,734,242)       (3,185,329)       (2,231,667)
                                                                     ---------         ---------         ---------

Cash flows from investing activities:
  Capital expenditures - continuing operations                         (99,263)         (171,809)         (274,104)
  Proceeds (expenditures) - discontinued operations                          -           125,000          (388,940)
                                                                     ---------         ---------         ---------
             Net cash used in investing activities                     (99,263)          (46,809)         (663,044)
                                                                     ---------         ---------         ---------

Cash flows from financing activities:
  Proceeds from long-term borrowings                                   300,877           901,472         1,392,548
  Payments on long-term borrowings - continued operations              (52,422)         (182,292)                -
  Borrowing by an officer                                              (25,670)          (20,778)          (22,275)
  Proceeds from exercise of stock options                                    -                 -           111,527
  Proceeds from exercise of warrants                                 2,195,889         2,782,972           372,750
                                                                     ---------         ---------         ---------
             Net cash provided by continuing operations              2,418,674         3,481,374         1,854,550
             Net cash provided (used) in discontinued operations             -                 -           120,391
                                                                     ---------         ---------         ---------
             Net cash provided by financing activities               2,418,674         3,481,374         1,974,941

Effects of exchange rates on cash                                            -                 -           139,969
Loss on foreign currency translations                                        -                 -          (210,926)
                                                                     ---------         ---------         ---------
Increase (decrease) in cash and cash equivalents                      (414,831)          249,236          (990,727)

Cash and cash equivalents at beginning of period                       769,176           519,940         1,510,667
                                                                     ---------         ---------         ---------
Cash and cash equivalents at end of period                          $  354,345        $  769,176        $  519,940
                                                                     =========         =========         =========
Supplemental disclosures of cash flow information:
  Cash paid for interest                                            $   92,393        $   71,060        $    1,603
                                                                     =========         =========         =========
Disclosure of noncash investing and financing activities:
  During the twelve months ended December 31, 2000, the Company converted approximately $1,305,000 of zero coupon notes payable into 844,000 shares of common stock.

  During the twelve months ended December 31, 1999, the Company sold certain Mexican assets, previously included in net assets of discontinued operations, in exchange for a note receivable in the amount of $779,402.

The accompanying notes are an integral part of these consolidated statements.


               METALCLAD CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

After several years of developing the Mexican Business, the Company determined that its efforts would not be successful due to political opposition in Mexico. On January 2, 1997, the Company filed its actual claim with ICSID, after which a three-member tribunal was impaneled which includes one arbitrator from Mexico, one from the United States and a third, chosen jointly by the parties, from Great Britain. On October 13, 1997, the Company filed a "memorial" with the NAFTA tribunal for its claim to recover the value of its landfill investment in Mexico. On February 17, 1998, the United Mexican States ("Mexico") responded to the Company's claim to the tribunal by filing a "counter-memorial". On August 21, 1998 the Company filed its "reply" to Mexico and on April 19, 1999 Mexico filed its "rejoinder". A pre-hearing conference took place July 6, 1999 and the final hearing took place in Washington, D.C. from August 30 to September 9, 1999. Post-hearing briefs were filed by the Company, the Mexican government and the United States government on November 8, 1999. On August 30, 2000, the tribunal issued its decision. It ruled that Mexico had indirectly expropriated the Company's investment in its completed landfill facility. The tribunal awarded compensation be paid to the Company totaling $16,685,000 plus interest accruing at 6% per annum compounded monthly, beginning October 15, 2000, until paid. As of December 31, 2000, and pending collection, the financial statements do not include any amounts that have been awarded as a result of the NAFTA litigation.

On October 27, 2000, the United Mexican States filed a petition with the Supreme Court of British Columbia, Canada, seeking leave to appeal the award under the Commercial Arbitration Act of Canada. The Company was formally notified on November 27, 2000 that on November 14, 2000, the filing was amended to also seek a setting aside of the award under the International Commercial Arbitration Act. A hearing on the case was completed March 2, 2001 and a decision is not anticipated until May 2001. However, regardless of the decision rendered, the Company anticipates an appeal to the British Columbia Court of Appeals. There is no definitive timetable for completion of this process. Estimates range from several months to over a year. Interest continues to accrue until paid.

Because of this arbitration, the Company's other businesses in Mexico, including its development of a second landfill facility in the State of Aguascalientes, have been impacted dramatically. Consequently, the Company has discontinued its businesses in Mexico, sold its operating and development businesses and is maintaining the NAFTA assets until completion of its arbitration. (See Notes B and M.)

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has incurred recurring losses from operations and has a large accumulated deficit. Additionally, the Company may require substantial additional financing to complete its NAFTA claim and to fund general and administrative expenses without sufficient revenues to offset. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company is continuing its efforts to reduce costs and increase its revenues. The Company is pursuing additional financing alternatives to maintain its operations including equity financings, potential transactions with insiders and potential accounts receivable financings. The financial statements to do not include any adjustments relating to the recoverability of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Loss Per Share

The Company computes loss per share in accordance with Statement of Financial Accounting Standards ("SFAS") 128, "Earnings Per Share". This statement requires the presentation of both basic and diluted net loss per share for financial statement purposes. Basic net loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. Diluted net loss per share includes the effect of the potential shares outstanding, including dilutive stock options and warrants using the treasury stock method. Because the impact of options, warrants and convertible debt are antidilutive, there is no difference between the loss per share amounts computed for basic and diluted purposes. Weighted average share calculations for all periods presented have been adjusted to reflect the 1 for 10 reverse stock split. (See Note J.)

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

Reclassifications

Certain reclassifications have been made to prior period consolidated financial statements to conform with the current year presentation. Use of Estimates

New Accounting Pronouncements

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, as amended, Revenue Recognition in Financial Statements. SAB No. 101 provides guidance for revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. We will adopt the provisions of SAB No. 101 in the first quarter of fiscal year 2001. We have not determined the impact the adoption of SAB No. 101 will have on our consolidated financial statements.

In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. Interpretation No. 44 clarifies the application of APB Opinion No. 25 and is effective July 1, 2000. Interpretation No. 44 clarifies the definition of "employee" for purposes of applying APB
Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. We will adopt the provisions of FASB Interpretation No. 44 in the first quarter of fiscal year 2001. We have not determined the impact the adoption of Interpretation No. 44 will have on our consolidated financial statements.

In June 1998, the FASB issued SFAS No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires the recognition of all derivatives in the consolidated balance sheet as either assets or liabilities measured at fair value. We will adopt the provision of SFAS No. 133 in the first quarter of fiscal year 2002. We have not determined the impact the adoption of SFAS No. 133 will have on our consolidated financial statements.

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

Accounting for the Impairment of Long-Lived Assets

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

NOTE B - DISCONTINUED OPERATIONS

In 1991, the Company embarked on a strategy to develop an integrated industrial waste management business in Mexico. After seven years of developing this business, the Company determined that its efforts would not be successful due to political opposition in Mexico. Consequently, in the fourth quarter of 1998, Management committed to a plan to sell its Mexican operations to a third party.

The Company's discontinued operations contain two components: 1) ongoing operations and development and 2) the landfill assets associated with its NAFTA claim. In the fourth quarter of 1999, the Company completed a sale of its ongoing businesses (see Note C). The Company's NAFTA assets will be retained until a final, enforceable decision is rendered in the claim.

The loss from discontinued operations during fiscal 1999 includes a provision of $107,000 for anticipated costs to complete the ongoing NAFTA claim. For the twelve months ended December 31, 2000, the Company incurred additional costs of $91,000 which have been charged against the December 31, 1999 accrual. Additionally, $63,000 in fees for continuing costs of the NAFTA proceedings have been charged to discontinued operations, in 2000. Additionally, accumulated foreign currency losses of $1,555,000, currently a component of shareholders' equity, will be written off upon disposition of the NAFTA assets.

The consolidated financial statements for prior periods have been restated to reflect the accounting for discontinued operations.

Net sales and loss from discontinued operations are as follows:

                                           Year Ended December 31,
                                   --------------------------------------
                                      2000          1999          1998
                                   ----------    ----------    ----------

Net sales                         $         -   $ 4,140,571   $ 5,232,554
Operating loss                              -    (2,116,496)   (2,587,300)
Interest expense                            -      (111,038)     (415,614)
Loss from discontinued operations     (63,187)   (2,227,534)   (3,002,914)


The net assets of discontinued operations are as follows:

                                               December 31,
                                        --------------------------
                                            2000          1999
                                        ------------  ------------
Current assets                          $    19,029   $    14,554
Current liabilities                        (109,168)     (354,490)
                                         ----------    ----------
     Net current liabilities                (90,139)     (339,936)
                                         ----------    ----------

Property, plant and equipment, net        4,466,890     4,377,369
Other assets                                438,864       438,442
                                         ----------    ----------
     Net non-current assets               4,905,754     4,815,811
                                         ----------    ----------

Net assets of discontinued operations    $4,815,615    $4,475,875
                                          =========     =========

Included in net assets of discontinued operations, at December 31, 2000 is approximately $4,816,000 representing the Company's investment in its completed hazardous waste treatment facility in the State of San Luis Potosi, Mexico, known as "El Confin". The Company has been granted all necessary federal governmental authorizations to open and operate the facility but, as yet, has not received the support of the state and local governments. Consequently, on October 2, 1996, the Company filed a Notice of Intent to File Claim Under the North American Free Trade Agreement ("NAFTA"). The claim was filed with the International Centre for Settlement of Investment Disputes ("ICSID") in Washington, D.C. On January 13, 1997, the Secretary General of ICSID registered the Company's claim and notified both the United States and Mexican governments of the
registration.   A final hearing on the claim was completed on September 9,
1999. On October 27, 2000, the United Mexican States filed a petition with the Supreme Court of British Columbia, Canada, seeking to have the award set aside by the court under the Commercial Arbitration Act of Canada. On November 14, 2000, the filing was amended to also seek a setting aside of the award under the International Commercial Arbitration Act. A hearing on the case was completed on March 2, 2001 and a decision is not anticipated until May 2001. However, regardless of the decision rendered, the Company anticipates an appeal to the British Columbia Court of Appeals. There is no definitive timetable for completion of this process. Estimates range from several months to over a year. Interest continues to accrue until paid. If the favorable decision were upheld by the Canadian courts, all damages awarded to the Company would be due and payable by the United Mexican States as an obligation of the government of Mexico. Both NAFTA and other international treaties provide mechanisms for ensuring collection and it is anticipated that all damages could be collected or collateralized; however, there can be no assurance that the Company will not encounter collection difficulties or delays.
Furthermore, should a decision be rendered against the Company, assets totaling $4,906,000 may be impaired and could potentially result in a write down should the Company be unable to sell or otherwise recover its investment.

NOTE C - NOTE RECEIVABLE - SALE OF MEXICAN ASSETS

In October 1999, the Company completed a sale of its operating businesses and development project located in Aguascalientes. The sale specifically excluded those Mexican assets involved in the NAFTA claim. The terms of this sale stipulate payment of the purchase price in stages as various benchmarks are achieved in the operation of the business as well as the buyer's assumption of all liabilities. The Company received an initial cash payment of $125,000 and recorded a receivable of $779,402 representing the Company's basis in the assets sold; however, no gain will be recorded on the payments until 100% of the Company's net investment is recovered.

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

On November 13, 2000, the Company filed a complaint in the Superior Court of California against a former employee, the U.S. parent of the buyer and its representative for breach of contract, fraud, collusion and other causes of action associated with this transaction. A trial date has not yet been set and no assurances can be given on the outcome.

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

NOTE E - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                               December 31,
                                        --------------------------
                                            2000          1999
                                        ------------  ------------

Machinery and equipment                  $ 546,649     $ 570,105
Automotive equipment                       386,964       308,557
Leasehold improvements                       3,039         3,039
                                          --------      --------
                                           936,652       881,701

Less accumulated depreciation
   and amortization                       (600,155)     (523,932)
                                          --------      --------
                                         $ 336,497     $ 357,769
                                          ========      ========

NOTE F - ACCRUED EXPENSES

Accrued expenses consist of the following:

                                               December 31,
                                        --------------------------
                                            2000          1999
                                        ------------  ------------

Accrued interest                         $  15,500     $ 124,947
Wages, bonuses and taxes                   244,316        46,893
Union dues                                 154,155             -
Accounting fees and legal fees              88,000       205,000
Insurance                                  179,803        58,345
Other                                       40,595        63,891
                                          --------      --------
                                         $ 722,369     $ 499,076
                                          ========      ========


NOTE G - CONVERTIBLE DEBT

Convertible Zero Coupon Notes

In December 1997, the Company issued $2,200,000 of Five Year Zero Coupon Secured Notes, due December 31, 2002, netting the Company $1,500,000. The effective interest rate of these notes is 9.33%. The Company is amortizing the difference between the value at maturity and the purchase price over five years. Upon the market price of the Company's common stock closing at or above $1.50 for ten consecutive trading days, the notes become convertible into common stock of the Company at $1.50 per share and the Company is to issue warrants to purchase 1,500,000 common shares of stock with an exercise price of $1.50 per share. Both the conversion price and warrant exercise price also contain anti-dilution
provisions.   Additionally, the notes are redeemable at the option of the holder, or the Company, any time after March 31, 2000. These notes are secured by 100% of the stock of Metalclad Insulation Corporation ("MIC"). The net equity value of MIC is $2,030,000 as of December 31, 2000. In February 1998, the conditions triggering convertibility of the notes and the issuance of warrants were met.

In June 1998, the Company negotiated a bridge loan with the holder of these notes in the amount of $250,000. As additional consideration for the bridge loan, the Company issued 250,000 warrants exercisable at $1.25.
In connection with this financing, certain amendments were made to the original Five Year Zero Coupon Notes which granted the holder an additional 400,000 warrants exercisable at $1.50 as part of the anti-dilution provision of the original warrants and clarifying the anti-dilution language contained in the original notes. The bridge loan was paid in its entirety from the proceeds of the Company's July 1998 financing. Due to the anti-dilution provisions contained in both the notes and the warrants, the holder of these notes had rights similar to those of the Company's existing warrant holders. As part of the Company's negotiations with the warrant holders to solve the issue of the ongoing anti-dilution effects on the number of shares underlying the warrants, the holder of these notes also had to be addressed to solve the anti-dilution provisions contained in the notes. In February 1999, the Company and the holder reached agreement on the conversion price of the notes, originally priced to convert at $15.00 per share, and are now convertible into shares of the Company's common stock at $2.50 per share.

On July 30, 1999 the Company entered into an amendment of the terms of its Five-Year Zero Coupon Notes with the holder. The amendment included the conversion of accrued interest through July 30, 1999 into principal notes, the interest rate was adjusted from 9.3% to 12% effective July 31, 1999, the convertibility of the notes and the holder's redemption option on the notes was extended until the earlier of March 31, 2000 or completion of the NAFTA proceedings and the conversion rate per share will be at the lesser of 70% of the average market price per share or $2.50 per share.
In no event, however, can the holder convert its principal into common shares such that it would result in the holder obtaining shares that would exceed 19.99% of the outstanding stock of the Company. Should the holder exercise its right to convert the notes, all accrued interest would be forfeited. As part of this amendment, the months ended December 31, 2000 the note holder exercised its rights and converted $1,092,000 of note principal into 795,910 shares at an average price of $1.37. As a result of these conversions the note holder forfeited accrued interest in the amount of $161,000. As of December 31, 2000 the note holder reached the maximum allowable conversion option of the notes and presently cannot convert the notes into additional shares of the Company.

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

In August 1998, the Company issued $350,000 in 10% Convertible Subordinated Debentures due in August 2001 on terms similar to the previously issued debentures. The debentures were convertible into shares of the Company's common stock at $1.25 per share through June 30, 1999. After June 30, the debentures are convertible at 75% of current market price or $1.25 whichever is lower. As of December 31, 1999 all of these debentures were converted into common stock of the Company.

During the third quarter of 1999, the Company issued $360,000 in three-year 10% convertible subordinated debentures on terms similar to the previously issued debentures, with the conversion price being the lower of $2.50 per share or 75% of the market price per share. These debentures are due in August and September, 2002. In the fourth quarter of 2000, $52,035 of debenture principal and interest was converted into 47,752 shares at an average price of $1.09 per share.

NOTE H - LONG-TERM DEBT

Long-term debt consists of various notes payable to a finance company for vehicles used in the ordinary course of the Company's insulation business. The notes are secured by automotive equipment and bear interest at rates ranging from .9% to 8.65% for periods of 48 to 60 months with the last payment due in 2005. Principal maturities over the next five years average $37,200.

NOTE I - INCOME TAXES

There was no provision for income taxes for the periods presented due to losses incurred and the Company's inability to recognize certain loss carry forwards. The major deferred tax items are as follows:

                                                      December 31,
                                               -------------------------
                                                   2000          1999
                                               -----------   -----------
   Assets:
     Allowances established against
       realization of certain assets          $     48,000   $    43,000
     Net operating loss carryforwards            8,754,000     8,887,000
     Capital loss carryforwards                  3,433,000     2,680,000
     Accrued liabilities and other                  66,000        94,000
                                                 ---------     ---------
                                                12,301,000    11,704,000
   Valuation allowance                         (12,301,000)  (11,704,000)
                                                ----------    ----------
                                               $         -   $         -
                                                ==========    ==========

The difference between the actual income tax benefit and the tax benefit computed by applying the statutory Federal income tax rate to the net loss before income taxes is attributable to the inability to recognize currently the future benefit of net operating loss carryforwards.

At December 31, 2000, the Company has available for U.S. federal and California state income tax purposes net operating loss carryforwards of approximately $22,000,000 and $6,500,000, respectively. These carryforward amounts expire in the years 2006 through 2020 and 2001 through 2010, respectively. The ultimate utilization of the net operating loss carryforwards may be limited in the future due to changes in the ownership of the Company. This limitation, if applicable, has not been determined by the Company. The Company also has Mexican net operating loss carryforwards of approximately $2,000,000 which may be available to offset future taxable income. The Mexican losses are subject to a ten-year tax carryforward period and expire in the years 2004 through 2010.
Capital loss carryforwards of approximately $8,500,000 are available to offset any future capital gains recognized by the Company for both U.S. federal and California purposes.

The realization of the Company's deferred tax assets is dependent upon the Company's ability to generate taxable income in the future. The Company has recorded a 100% valuation allowance against all of the deferred tax assets due to the uncertainty regarding their realizability.

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

Stock Options

On August 18, 1992, the Company adopted an omnibus stock option plan (the "1992 Plan") which authorized the issuance of 160,000 options to acquire
the Company's common stock.   At December 31, 2000, there were options
outstanding under the 1992 Plan for 39,500 shares, and 37,500 available for grant. These options will expire 10 years from the date of grant.

On March 24, 1993, the Company adopted an omnibus stock option plan (the "1993 Plan") which authorized the issuance of 100,000 options to acquire the Company's common stock. The terms of the 1993 Plan are the same as the 1992 Plan. At December 31, 2000, there were options outstanding under the 1993 Plan for 33,100 shares, and 34,400 options available for grant. These options expire 10 years from the date of the grant.

On May 15, 1997, the Company adopted an omnibus stock option plan (the "1997 Plan") which authorized the issuance of 600,000 options to acquire the Company's common stock. At December 31, 2000 there were 390,000 options outstanding under this plan and 210,000 options available for grant.

On November 20, 2000, the Company adopted an omnibus stock option plan (the "2000 Plan") which authorized the issuance of 1,000,000 options to acquire the Company's stock. The terms of the 2000 Plan are the same as the 1997 Plan.

During the year ended December 31, 2000, the Board of Directors and its Compensation Committee approved the grant to various officers, directors and employees of the Company of options to purchase an aggregate of 540,000 shares of common stock. The options were granted at exercise prices equal to or exceeding the fair market value of the Company's common stock on the measurement date, expire 10 years from the date of grant and have various vesting schedules.

The following is a summary of options granted:

                                                           Year ended December 31,
                                  -----------------------------------------------------------------------
                                            2000                     1999                     1998
                                  ---------------------    ---------------------    ---------------------
                                   Weighted                 Weighted                 Weighted
                                   Average                  Average                  Average
                                   Exercise                 Exercise                 Exercise
                                    Shares       Price       Shares       Price       Shares      Price
                                  ---------      -----      --------      -----      --------     -----
Options outstanding at
beginning of the year               954,800     $12.49       607,650     $19.30       392,300    $22.28
   Granted                          540,000       3.00       390,000       2.99       246,300     13.79
   Exercised                              -          -             -          -       (17,850)     7.50
   Canceled                         (42,000)     13.84       (42,850)     22.69       (13,100)    20.88
                                  ---------                 --------                 --------
Options outstanding at
end of the year                   1,452,800     $ 8.92       954,800     $12.49       607,650    $19.30
                                  ---------                 --------                 --------
Options Exercisable                 874,312     $12.49       886,430     $12.76       572,100    $19.45
                                  =========                 ========                 ========


The following significant assumptions were utilized to calculate the fair value information presented utilizing the Black-Scholes Multiple Option
Approach:

                                           Year Ended December 31,
                                   --------------------------------------
                                      2000          1999          1998
                                   ----------    ----------    ----------

Risk free interest rate               5.95%         6.00%         6.00%
Expected life                       5.0 years    1.82 years    1.5 years
Expected volatility                   1.32          1.247         1.07
Expected dividends                     -             -             -
Weighted average fair value of
  options granted                    $1.49         $1.6691       $0.608


                                  OPTIONS OUTSTANDING                                     OPTIONS EXERCISABLE
        -----------------------------------------------------------------           ----------------------------
                                                Weighted
                                                average          Weighted                              Weighted
                               Number           remaining        average                Number         average
            Range of         outstanding     contractual life    exercise             exercisable      exercise
        exercise prices    as of 12/31/00       in years          price             as of 12/31/00      price
        ---------------    --------------    ----------------    --------           --------------     --------
         $2.50 -  $3.00        920,000            9.36            $ 2.98                370,002         $ 2.99
         $4.09 - $12.50         38,800            7.21            $ 7.70                 27,350         $ 8.46
        $15.00 - $16.25        242,300            6.83            $15.26                235,260         $15.27
        $22.50 - $45.00        251,700            4.14            $24.71                241,700         $24.80
                             ---------                                                  -------
         $2.50 - $45.00      1,452,800            7.98            $ 8.92                874,312      $12.49
                             =========                                                  =======

As the Company has adopted the disclosure requirements of SFAS 123, the following table shows pro forma net loss and loss per share as if the fair value based accounting method had been used to account for stock-based compensation cost.

                                        Year Ended December 31,
                            ----------------------------------------------
                                2000             1999             1998
                            ------------     ------------     ------------
Net loss as reported        $(1,765,000)     $(4,199,000)     $(4,778,000)
Pro forma compensation
  expense                      (806,000)        (651,000)      (1,497,000)
                             ----------       ----------       ----------
Pro forma net loss          $(2,571,000)     $(4,850,000)     $(6,275,000)
                             ==========       ==========       ==========

Pro forma loss per share      $(0.47)          $(1.24)          $(2.07)
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

Summarized information for stock purchase warrants is as follows:

                                                Number        Price
                                             of Warrants    Per Share
                                             -----------   -----------

Warrants outstanding at December 31, 1998      868,929   $12.50 $22.50
  Issued                                       596,433        3.50
  Exercised                                 (1,151,336)    2.50   3.50
  Expired                                      (15,885)    3.50  22.50
  Ratchet Adjustment                         1,840,372     2.50   3.50
                                             ---------

Warrants outstanding at December 31, 1999    2,138,513    $2.50 $12.50
  Issued                                             -         -
  Exercised                                   (877,954)    1.69- 3.50
  Expired                                     (311,464)       3.50
  Ratchet adjustment                           318,400        2.50
                                             ---------
Warrants outstanding at December 31, 2000    1,267,495    $2.50-$12.50
                                             =========

On February 28, 2001 an additional 734,606 warrants are scheduled to expire.

Common Stock

During the year ended December 31, 1998, the Company issued 50,525 shares, with 32,000 being the result of warrant exercises, 17,850 being from the exercise of options and 675 being for services. The Company realized net proceeds of $484,000 from these transactions.

During the year ended December 31, 1999, the Company issued 1,802,586 shares, with 1,151,336 being the result of warrant exercises, 38,500 to certain employees in exchange for payroll obligations and 612,336 being the result of debt conversions.

During the year ended December 31, 2000, the Company issued 1,721,616 shares, with 877,954 being the result of warrant exercises and 843,662 being the result of debt conversion.

NOTE K - EMPLOYEE BENEFIT PLANS

Effective January 1, 1990, the Company established a contributory profit sharing and thrift plan for all salaried employees. Discretionary matching contributions are made by the Company based upon participant contributions, within limits provided for in the plan. No contributions were made in the years ended December 31, 2000, 1999 and 1998.

Additionally, the Company participates in several multi-employer plans, which provide defined benefits to union employees of its participating companies. The Company makes contributions determined in accordance with the provisions of negotiated labor contracts. The contributions were $372,606, $334,670 and $222,443 for the years ended December 31, 2000,
1999 and 1998, respectively.

NOTE L - SIGNIFICANT CUSTOMERS

Sales for the year ended December 31, 2000 to Curtom-Metalclad were approximately $8,470,000, primarily representing work performed at Southern California Edison ("SCE") plants under the strategic alliance program. The Company had trade accounts receivable of $2,294,000 from Curtom-Metalclad/SCE as of December 31, 2000. Additionally, the Company had sales of $1,049,000 and $2,323,000 to Equilon and ARCO, respectively, during 2000. Accounts receivable from these two customers were $84,000 and $312,000, respectively, as of December 31, 2000. Concentration of the Company's receivables in a few customers increase the credit risk exposure of the Company to upsets in the customers' businesses. Given the Company's client base, the energy market problems in California could adversely affect the Company's ability to collect the receivable from one of its major clients, should they experience financial problems.

Sales for the year ended December 31, 1999 to Curtom-Metalclad were approximately $4,287,000 representing work at SCE plants. Additionally, the Company had sales of $3,093,000 to ARCO and $2,930,000 to Equilon. As of December 31, 1999 the Company had accounts receivables of $609,000 from Curtom-Metalclad, $124,000 from ARCO and $78,000 from Equilon.

Sales for the year ended December 31, 1998 to Curtom-Metalclad were approximately $3,136,000 representing work performed at SCE plants under the strategic alliance program. Additionally, the Company had sales of $3,776,000 to ARCO and $1,357,000 to Equilon (formerly Texaco). As of December 31, 1998, the Company had accounts receivable from Curtom-Metalclad of $150,000, ARCO of $110,000, Edison of $177,000 and Equilon of
$118,000. Concentration of the Company's receivables in a few customers increase the credit risk exposure of the Company to upsets in the customers' businesses.

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

Collective Bargaining Agreements

Approximately 89% of the Company's employees are covered under collective bargaining arrangements. Certain of these agreements expire in October and December 2001. The Company anticipates a timely renewal of these agreements.

Leases

The Company leases its facilities under non-cancelable operating lease agreements which expire at various dates through 2002. Total rent expense under operating leases was $248,677, $209,042 and $178,245 for the years ended December 31, 2000, 1999 and 1998, respectively. Future minimum non-cancelable lease commitments are as follows:

               Year ending December 31,

                        2001              $262,265
                        2002               123,376
                        2003                     -
                                           -------
                                          $385,641
                                           =======
Litigation

In the ordinary course of its insulation business, certain parties have filed a substantial number of claims against the Company for actual and punitive damages. Presently, the number of these claims exceed 300. The potential aggregate value of the claims is in the range of $1,000,000 to $5,500,000. The Company continues to have adequate insurance coverage with financially sound carriers responding to these claims and does not foresee any significant financial exposure resulting from these claims. Throughout its history, the Company has maintained insurance policies that typically respond to these claims. Based on the advice of counsel, it is management's opinion that these actions, individually and in the aggregate, will not have a significant adverse impact on the Company's financial position or results of operations.

On January 2, 1997, the Company filed a claim against the United Mexican States under the provisions of the North American Free Trade Agreement. The Company alleged that it was not being allowed to operate its legally authorized and completed landfill facility in San Luis Potosi, Mexico.

On August 30, 2000, the tribunal issued its decision. It ruled that Mexico had indirectly expropriated the Company's investment in its completed landfill facility. The tribunal awarded $16,685,000 with interest, accruing at 6% per annum compounded monthly, beginning October 15, 2000.

On October 27, 2000, the United Mexican States filed a petition with the Supreme Court of British Columbia, Canada, seeking to have the award set aside by the court under the Commercial Arbitration Act of Canada. On November 14, 2000, the filing was amended to also seek a setting aside of the award under the International Commercial Arbitration Act. A hearing on the case was completed on March 2, 2001 and a decision is not anticipated until May 2001. However, regardless of the decision rendered, the Company anticipates an appeal to the British Columbia Court of Appeals. There is no definitive timetable for completion of this process. Estimates range from several months to over a year. Interest continues to accrue until paid.

If the favorable decision were upheld by the Canadian courts, all damages awarded to the Company would be due and payable by the United Mexican States as an obligation of the government of Mexico. Both NAFTA and other international treaties provide mechanisms for ensuring collection and it is anticipated that all damages could be collected or collateralized; however, there can be no assurance that the Company will not encounter collection difficulties or delays.

NOTE N - RELATED PARTY TRANSACTIONS

Receivables from related parties are comprised of the following :

                                              December 31,
                                        --------------------------
                                            2000          1999
                                        ------------  ------------
Loans to executive officers, directors
  and employees                         $145,814       $101,444
Other                                     50,000         46,841
                                         -------        -------
                                        $195,814       $148,285
                                         =======        =======

Loans to executive officers, directors and employees are represented by promissory notes, due on demand and bear interest at 6%.

An officer and director of the Company is a partner in a law firm which has received payments for legal fees of approximately $36,000, $37,000 and $0 for the years ended December 31, 2000, 1999 and 1998, respectively. As of December 31, 2000, fees totaling $167,000 remain unpaid.

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

In November, 2000, the Board of Directors approved advances against legal costs on behalf of Mr. Kesler, Metalclad CEO, in his pursuit of certain personal legal matters related to his position in the Company. As of December 31, 2000, Mr. Kesler owes the Company $57,000 related to these advances, which may be recoverable from pending litigation.



               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                      Additions
                                          Balance at   Charged to     Charged to                Balance at
                                          Beginning    Costs and         Other                    End of
         Description                      of Period     Expenses       Accounts   Deductions      Period
---------------------------------         ---------    ----------     ----------  ----------    ----------

Year ended December 31, 2000
----------------------------
Deducted from asset accounts:
  Allowance for doubtful accounts         $20,000        $30,000              -           -       $50,000
                                           ======                                                  ======
  Allowance for excess and
   obsolete inventory                     $ 5,000              -              -           -       $ 5,000
                                           ======                                                  ======


Year ended December 31, 1999
----------------------------
Deducted from asset accounts:
  Allowance for doubtful accounts         $20,000              -               -                  $20,000
                                           ======                                                  ======
  Allowance for excess and
   obsolete inventory                     $ 5,000              -               -                  $ 5,000
                                           ======                                                  ======


Year ended December 31, 1997
----------------------------
Deducted from asset accounts :
  Allowance for doubtful accounts         $28,907              -               -    $ 8,907       $20,000
                                           ======                                                  ======
  Allowance for excess and
   obsolete inventory                     $16,009              -               -     11,009       $ 5,000
                                           ======                                                  ======