Form 10-Q
period 2001-03-31
METALCLAD CORP
filed 2001-05-11
CIK 13547

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q


(Mark One)

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2001

                                 OR

( X )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________  to  __________


                    Commission File Number 0-2000


                       METALCLAD CORPORATION
       (Exact name of registrant as specified in its charter)


                  Delaware                             95-2368719

    (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)            Identification No.)



       2 Corporate Plaza, Suite 125, Newport Beach, CA  92660
          (Address of Principal Executive Office)(Zip Code)

  Registrant's telephone number, including area code (949) 719-1234


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes


As of March 31, 2001, the registrant had 6,981,114 shares outstanding of its Common Stock, $.10 par value.


               METALCLAD CORPORATION AND SUBSIDIARIES

                          TABLE OF CONTENTS

                                                               Page


PART I.  FINANCIAL INFORMATION

    Item 1.  Consolidated Financial Statements:

      Consolidated Balance Sheets at March 31, 2001
      (unaudited) and December 31, 2000......................... 1-2

      Consolidated Statements of Operations for the three
      months ended March 31, 2001 (unaudited) and 2000..........  3

      Consolidated Statements of Cash Flows for the three
      months ended March 31, 2001 and 2000 (unaudited).......... 4-5

      Notes to Consolidated Financial Statements (unaudited)....  6

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations................  6


PART II. OTHER INFORMATION...................................... 11


SIGNATURES...................................................... 13

                                  PART I

                          FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                  METALCLAD CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS

                                                  March 31,   December 31,
                                                    2001          2000
                                                 -----------  -----------
                                                 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                       $   706,213  $   354,345
Accounts receivable, less allowance for
  doubtful accounts of $50,000 at  March 2001
  and December 2000, respectively                 3,329,044    3,965,975
Costs and estimated earnings in excess of
  billings on uncompleted contracts                 145,770       82,920
Inventories                                         144,803      114,129
Prepaid expenses and other current assets           106,199      137,486
Receivables from related parties, net               193,579      195,814
                                                 ----------   ----------
           Total current assets                   4,625,608    4,850,669

Property, plant and equipment, net                  410,100      336,497
Net assets of discontinued operations             4,915,907    4,905,754
Note receivable sale of Mexican assets              779,402      779,402
Other assets                                         25,989       25,765
                                                 ----------   ----------
                                                $10,757,006  $10,898,087
                                                 ==========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                              $ 1,615,164  $ 2,166,727
  Current liabilities, net discontinued
    operations                                      201,371       90,139
  Accrued expenses                                  749,752      722,369
  Billings in excess of costs and estimated
    earnings on uncompleted contracts               156,364       26,724
  Current portion of long-term debt                  79,930       62,451
  Convertible zero coupon notes                   1,059,463    1,029,194
                                                 ----------   ----------
           Total current liabilities              3,862,044    4,097,604

Long-term debt, less current portion                196,516      123,489
Convertible subordinated debentures                 310,000      310,000
                                                 ----------   ----------
           Total liabilities                      4,368,560    4,531,093
                                                 ----------   ----------

Commitments and Contingencies (Note M)

Shareholders' equity :
  Preferred stock, par value $10; 1,500,000
    shares authorized; none issued                        -            -
  Common stock, par value $.10; 80,000,000
    shares authorized; 6,981,114, and
    6,581,114 issued and outstanding at March
    2001 and December 2000, respectively            698,111      658,111
  Additional paid-in capital                     68,019,747   67,659,747
  Accumulated deficit                           (60,243,535) (59,871,257)
  Officer's receivable                             (530,454)    (524,184)
  Accumulated other comprehensive income         (1,555,423)  (1,555,423)
                                                 ----------   ----------
                                                  6,388,446    6,366,994
                                                 ----------   ----------
                                                $10,757,006  $10,898,087
                                                 ==========   ==========


              See Notes to Consolidated Financial Statements

                 METALCLAD CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Three Months Ended
                                                         March 31,
                                                --------------------------
                                                    2001           2000
                                                    ----           ----
                                                (Unaudited)
Revenues
  Contract revenues                             $5,590,802     $4,209,807
  Material sales                                    18,394         35,873
  Other                                              8,208          7,133
                                                 ---------      ---------
                                                 5,617,404      4,252,813
                                                 ---------      ---------
Operating costs and expenses
  Contract costs and expenses                    4,997,509      3,800,653
  Cost of material sales                            11,726         19,593
  Selling, general and administrative              405,732        351,821
                                                 ---------      ---------
                                                 5,414,967      4,172,067
                                                 ---------      ---------
Gross operating profit                             202,437         80,746

Corporate expense                                 (308,408)      (374,051)

Operating loss                                    (105,971)      (293,305)

Interest expense                                   (41,997)       (69,680)
Other income, net                                    6,916          9,734
                                                 ---------      ---------
Loss from continuing operations                   (141,052)      (353,251)

Loss from discontinued operations                 (231,226)             -
                                                 ---------      ---------
Net loss                                        $ (372,278)    $ (353,251)
                                                 =========      =========

Weighted average number of common shares         6,598,336      5,088,652
                                                 =========      =========
Loss per share of common stock, continuing
operations  - basic and diluted                     $(.02)         $(.07)
                                                     ====           ====
Loss per share of common stock, discontinued
operations - basic and diluted                     $(.04)            -
                                                    ====
Loss per share of common stock - basic and
diluted                                            $(.06)         $(.07)
                                                    ====           ====

              See Notes to Consolidated Financial Statements

                  METALCLAD CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                    Three Months Ended
                                                         March 31,
                                                --------------------------
                                                    2001           2000
                                                    ----           ----
Cash flows from operating activities:
Net loss                                        $ (372,278)    $ (353,251)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Loss from discontinued operations               231,226              -
   Depreciation and amortization                    29,080         20,583
   Loss on disposal of fixed assets                  1,592              -
   Changes in operating assets and
    liabilities:
     Decrease (increase) in accounts receivable    636,931     (1,275,439)
     Decrease (increase) in unbilled receivables   (62,850)      (157,991)
     Decrease (increase) in inventories            (30,674)       (47,680)
     Decrease (increase) in prepaid expenses
      and other assets                              31,287         32,488
     Decrease (increase) in receivables from
      related parties                                2,235        (13,099)
     Increase (decrease) in accounts payable
      and accrued expenses                        (524,180)       691,680
     Increase (decrease) in billings over cost     129,640         47,353
     Increase in other assets                         (224)        (2,000)
                                                 ---------      ---------
          Net cash provided (used) in
          continuing operations                     71,785     (1,057,356)

          Net cash used in discontinued
          operations                              (130,147)      (242,517)
                                                 ---------      ---------
          Net cash used in operating
          activities                               (58,362)    (1,299,873)
                                                 ---------      ---------
Cash flows from investing activities:
 Capital expenditures continuing operations       (105,775)       (27,267)
 Proceeds from sale of assets continuing
  operations                                         1,500              -
                                                 ---------      ---------
          Net cash used in investing
          activities                              (104,275)       (27,267)
                                                 ---------      ---------
Cash flows from financing activities:
 Proceeds from long-term borrowings                136,109        100,377
 Payments on long-term borrowings
  continuing operations                             (15,334)        (9,403)
 Borrowing by an officer                            (6,270)        (6,759)
 Proceeds from sale of stock                       400,000              -
 Proceeds from exercise of warrants                      -        933,500
                                                 ---------      ---------
Net cash provided by continuing operations         514,505      1,017,715
                                                 ---------      ---------
          Net cash provided (used) in
          discontinued operations                        -              -
                                                 ---------      ---------
          Net cash provided by financing
          activities                               514,505      1,017,715
                                                 ---------      ---------

Increase (decrease) in cash and cash
equivalents                                        351,868       (309,425)

Cash and cash equivalents at beginning of
period                                             354,345        769,176
                                                 ---------      ---------

Cash and cash equivalents at end of period      $  706,213     $  459,751
                                                 =========      =========

Supplemental disclosures of cash flow
information:
 Cash paid for interest                         $   19,478     $   13,032
                                                 =========      =========


              See Notes to Consolidated Financial Statements

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   For the Period Ended March 31, 2001
                               (Unaudited)

1. The accompanying unaudited financial statements of Metalclad Corporation and its subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of what results will be for the year ending December 31, 2001. These statements should be read in conjunction with the consolidated financial statements and notes thereto, and the report of independent auditors which was qualified due to substantial doubt about the Company's ability to continue as a going concern, included in the Company's Form 10-K for the year ended December 31, 2000.

2. Included in net assets of discontinued operations at March 31, 2001 and December 31, 2000 is approximately $4,715,000 and $4,816,000, respectively. These assets represent the Company's net investment in its completed hazardous waste treatment facility in the State of San Luis Potosi, Mexico, known as "El Confin". Upon payment of the NAFTA award by Mexico, the landfill will become the property of the Mexican government and its net asset value will be written off by the Company. (See 8-K dated September 1, 2000.)

3. In March 2001, the company initiated an effort to raise additional capital in support of its defense of its NAFTA award and for working capital for its headquarter's operations. The financing offering consists of an investment unit, priced at $1.00, comprised of one share of common stock and one common stock purchase warrant exercisable at $1.50. The Company's goal was to raise $600,000, which as of this filing has been fully committed. As of March 31, 2001, $400,000 of proceeds from this financing was received.

4. During the quarter ended March 31, 2001, the Company and the holder of its Five-Year Zero Coupon Notes reached agreement under the terms of the notes to apply the maximum interest rate of 15% (default rate) to the outstanding notes, effective February 1, 2001. This was in lieu of any formal review or redemption options available to the holder. Management intends to pursue redemption of the remaining outstanding principal as soon as practical.

5. The loss per share amounts for the three months ended March 31, 2001 and March 31, 2000 were computed by dividing the net loss by the weighted average shares outstanding during the applicable period.

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

Results of Operations:  Three Months ended March 31, 2001 and 2000

     General. The Company's revenues are generated in the United States from insulation and asbestos abatement services and, prior to 1998, from the collection of waste oils and solvents for recycling, placement and servicing of parts washing machines, brokering the disposal of waste and remediation services in Mexico.

     From November 1991 to 1998, the Company was actively involved in doing business in Mexico. The Company's initial focus was the development of facilities for the treatment, storage and disposal of industrial hazardous waste.

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

     In October 1999, the Company completed a sale of its ongoing Mexican operations and development assets, specifically excluding the landfill assets associated with its NAFTA claim.

     Insulation Business. Total revenues from the insulation business for the three months ended March 31, 2001 were $5,617,000 as compared to $4,253,000 for the comparable period ended March 31, 2000, an increase of 32%. This increase is primarily due to increased work with a major customer and the addition of several new clients in the commercial market sector. Total expenses for the three months ended March 31, 2001 were $5,415,000 as compared to $4,172,000 for the comparable period ended March 31, 2000, an increase of 30%. This increase is in line with the increase in revenues.

     Contract Revenues. Contract revenues for the three months ended March 31, 2001 were $5,591,000 as compared to $4,210,000 for the three months ended March 31, 2000, an increase of 33%. This increase is attributed to the Company's efforts to diversify its client base, including its entry into the commercial insulation market.

     Material Sales. Material sales were $18,000 for the three months ended March 31, 2001 as compared to $36,000 for the three months ended March 31, 2000.

     Contract and Material Costs. Contract and material costs and expenses were $5,009,000 for the three months ended March 31, 2001 as compared to $3,820,000 for the three months ended March 31, 2000, an increase of 31%. This increase is consistent with the Company's increase in revenues.

     Selling, General and Administrative Costs. Selling, general and administrative costs for the three months ended March 31, 2001 were $406,000 as compared to $352,000 for the comparable period ended March 31, 2000, an increase of 15%, due to the increased volume of work in the period and increased marketing efforts.

     Discontinued Operations. Effective October 8, 1999, the Company sold its interests in Administracion Residuos Industriales, S.A. de C.V., Ecosistemas Nacionales, S.A. de C.V. and Ecosistemas El Llano, S.A. de C.V. The Company also intends to dispose of its interests in Ecosistemas del Potosi, S.A. de C.V. and Confinamiento Tecnico de Residuos Industriales, S.A. de C.V., pending resolution of the NAFTA claim. As of December 31, 2000, the Company's remaining provision for anticipated costs to complete the ongoing NAFTA claim process was $16,000. For the three months ended March 31, 2001, the Company has not charged against the December 31, 2000 accrual. Additionally, $231,000 in fees for the continuing costs of the NAFTA proceedings has been expensed to discontinued operations for the three months ended March 31, 2001. It is believed that future costs, if any, will not be material and will be charged to operations as incurred.

     Corporate Expense. Corporate expenses were $308,000 for the three months ended March 31, 2001 as compared to $374,000 for the three months ended March 31, 2000. This decrease is due primarily to a reduction in legal fees associated with litigation which was settled in the year ended 2000.

     Interest Expense. Interest expense for the three months ended March 31, 2001 was $42,000 as compared to interest expense of $70,000 for the three months ended March 31, 2000. This decrease is due to the reduction in outstanding loan balances from March 2000 to March 2001, primarily as a result of debt conversions to equity.

Consolidated Results

     The Company experienced a net loss of $372,000 for the three months ended March 31, 2001 as compared to a net loss of $353,000 for the comparable period ended March 31, 2000, an increase of 5%. The net loss from continuing operations was $141,000 for the three months ended March 31, 2001 as compared to a net loss of $353,000 for the comparable period ended March 31, 2000, primarily due to lower legal costs associated with completed litigation and higher gross operating profits as a result of an increased volume of work.

Liquidity and Capital Resources

     In the fourth quarter of 1998, the Company committed to a plan to discontinue its Mexican operations and in October 1999 completed a sale of
its non-NAFTA related businesses.  (See Note 2.)   Although no further
investments are being made in Mexico, the Company continues to require additional capital to maintain its remaining operations and complete the collection of its NAFTA award.

     On July 30, 1999 the Company entered into an amendment of the terms of its Five-Year Zero Coupon Notes with the holder. The amendment included the conversion of accrued interest through July 30, 1999 into principal notes, the interest rate was adjusted from 9.3% to 12% effective July 31, 1999, the convertibility of the notes and the holder's redemption option on the notes was extended until the earlier of March 31, 2000 or completion of the NAFTA proceedings and the conversion rate per share will be at the lesser of 70% of the average market price per share or $2.50 per share. In no event, however, can the holder convert its principal into common shares such that it would result in the holder obtaining shares that would exceed 19.99% of the outstanding common stock of the Company. Should the holder exercise its right to convert the notes, all accrued interest would be forfeited. As part of this amendment, the note holder agreed to exercise certain of its warrants and to purchase $250,000 in additional notes. As of April 1, 2000, the holder has the right to convert the principal amount of the notes. The holder also has the right to require the Company to redeem these notes. During the quarter ended March 31, 2001, the holder and the Company reached agreement under the terms of the notes to apply the maximum interest rate of 15% (default rate) to the outstanding notes, effective February 1, 2001. This was in lieu of any formal review or redemption options available to the holder. Management intends to pursue redemption of the remaining outstanding principal as soon as practical.

     During the three months ended March 31, 2000, the Company received approximately $934,000 from the exercise of warrants, issuing 291,000 new shares of common stock.

     During the three months ended March 31, 2001, the Company received approximately $400,000 for the issuance of 400,000 investment units, consisting of one share of common stock and one common stock purchase warrant exercisable at $1.50. (See Note 3.)

     The Company had positive working capital at March 31, 2001 of $764,000 compared to positive working capital of $753,000 at December 31, 2000. The Company had cash and cash equivalents at March 31, 2001 of $706,000 and $354,000 at December 31, 2000. Cash provided by continuing operations for the three months ended March 31, 2001 was $72,000 compared to cash used of $1,057,000 for the three months ended March 31, 2000. Cash used by discontinued operations for the three months ended March 31, 2001 was $130,000 compared to $243,000 for the three months ended March 31, 2000. Cash used in operating activities for the three months ended March 31, 2001 was funded primarily by proceeds from the sale of stock during the period and the collection of accounts receivable.

     For the three months ended March 31, 2001 the Company generated cash flow from continuing operations of $72,000, including $445,000 in positive cash flow related to the insulation business due primarily to a higher volume of work in the first three months of 2001 versus 2000. The offsettingnegative cash flow is related to corporate activities, the Company's NAFTA claim, along with general and administrative expenses without revenues to offset such expenses. The Company is aware of its on going cash needs and continues to work with its investment bankers and other sources to meet its on going needs through December 31, 2001. The Company believes it will obtain the necessary funds to continue its planned operations throughout 2001; however, no assurances can be given that such funds will be available to the Company as required, while it awaits collection of the NAFTA award. (See Part II, Item 1. Legal Proceedings.)
                                 PART II

                            OTHER INFORMATION

Item 1.  Legal Proceedings

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

     On January 2, 1997 the Company filed a claim against the United Mexican States under the provisions of the North American Free Trade Agreement. The Company alleged that since it was not being allowed to operate its legally authorized and completed landfill facility in San Luis Potosi, Mexico. On August 30, 2000, the tribunal issued its decision. It ruled that Mexico had indirectly expropriated the Company's investment in its completed landfill facility. The tribunal awarded $16,685,000 with interest, accruing at 6% per annum compounded monthly, beginning October 15, 2000. On October 27, 2000, the United Mexican States filed a petition with the Supreme Court of British Columbia, Canada, seeking to have the award set aside by the court under the Commercial Arbitration Act of Canada. On November 14, 2000, the filing was amended to also seek a setting aside of the award under the International Commercial Arbitration Act. A hearing on the case was completed on March 2, 2001. On May 2, 2001 the Supreme Court issued its ruling, which upheld a finding of expropriation and upheld an award of damages to the Company, although modifying the interest calculation. Management is currently studying the ruling to determine any future course of action. (See Item 6 below.)

     In October 1999, the Company completed a sale of its operating businesses and its development project located in Aguascalientes, Mexico. The sale specifically excluded those Mexican assets involved in the NAFTA claim. Under the terms of the sale the Company received an initial cash payment of $125,000. Furthermore, the sale terms stipulate payment of up to $5,000,000, in stages, as various benchmarks are achieved in the operation of the business as well as the buyer's assumption of all liabilities. To date, the Company believes that the buyer has not achieved any of the milestones necessary to trigger additional payments. Moreover, the Company believes that the buyer is in default of its agreement with the Company under the indemnity provisions and may have committed fraud in attempting to assign its interest in the companies purchased to a former employee of Metalclad. The Company has engaged counsel and believes it has a cause of action against the buyer and the former Company employee and the Orange County, California based parent of the buyer as a result of representations said parent made relative to giving the buyer financial support in its acquisition of the companies purchased. On November 13, 2000, a complaint was filed in Orange County with the Superior Court of California. The defendants are in the process of responding to the complaint. Subsequent to this response, discovery will commence. No hearing date has been set as yet. The Company believes strongly in the merits of its case, but cannot assume its outcome. If the Company is not successful in this litigation, it would result in writing off the $779,000 note receivable, which was recorded at the date of sale.

Item 2.  Changes in Securities

         During the quarter ended March 31, 2001 the Company sold 400,000 investor units consisting of one share of common stock and one common stock purchase warrant, for a potential total of 800,000 common shares if all the warrants are exercised. These shares are unregistered and were sold pursuant to Rule 506 of Regulation D under the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         The Company filed its annual proxy form 14A on April 30, 2001 and announced its annual meeting will be held July 9, 2001, with proxies being mailed out approximately June 1, 2001.

Item 6.  Exhibits and Reports on Form 8-K

         Exhibit 1 British Columbia Supreme Court decision in the case of The United Mexican States v. Metalclad Corporation, dated May 2, 2001.



                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 METALCLAD CORPORATION

Date:  May 15, 2001
                                 By:  /s/Anthony C. Dabbene
                                      ------------------------------
                                      Anthony C. Dabbene
                                      Chief Financial Officer
                                      (Principal Accounting Officer)