Form 10-K/A
period 2000-12-31
METALCLAD CORP
filed 2001-06-11
CIK 13547

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

     This Form 10-K Amendment No. 1 to Form 10-K which amends the 2000
Annual Report includes the following primary changes: the original Form 10-K filing had a typographical oversight with respect to the implementation date of Staff Accounting Bulletin (SAB) 101, Revenue REcognition in Financial Statements. The Company has adopted the new guidelines in the quarter ended December 31, 2000 retroactive to the beginning of the year. The adoption of SAB 101 has not had a material effect on the Company's consolidated financial position or results of operations. The Company had also adopted the provisions of the Financial Accounting Standards Board
(FASB) issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, in the third quarter ended September 30, 2000. The Company does not believe that the adoption of Interpretation
No. 44 has had or will have a material effect on its consolidated financial position or results of operations. In November 2000, Mexico sought to overturn the $16,875,000 NAFTA tribunal award in the Supreme
Court of British Columbia. A hearing on the case was completed on March 2, 2001. On May 2, 2001 the court substantially upheld the position of the Company. On May 31, 2001, Mexico filed papers with the British
Columbia Court of Appeals to try to overturn the ruling of the Supreme
Court of British Columbia. The Company intends to exercise its right of cross appeal and to pursue its right of remitter to the International Center for the Settlement of Investment Disputes ("ICSID") tribunal, which right was granted by the Supreme Court of British Columbia. In its remitter, the Company will seek restoration of certain interest not allowed by the Supreme Court of British Columbia as well as its costs for the remitter procedure.

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

     Business in the United States. For over 30 years, the Company has been providing insulation and asbestos abatement services, primarily on the West Coast. Through MIC and MEC, the Company provides these services to a wide range of industrial, commercial and public agency clients. Insulation services include the installation of high- and low-temperature insulation on pipe, ducts, furnaces, boilers, and other types of industrial equipment and commercial applications. Asbestos abatement services include removal and disposal of asbestos-containing products in similar applications. The Company fabricates specialty items for the insulation industry and sells insulation material and accessories incident to its services business to its customers as well as to other contractors. A diverse list of clientele includes refineries, utilities, chemical/ petrochemical plants, manufacturing facilities, commercial properties, office buildings, and various governmental facilities.

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

Directors and Executive Officers of the Company

     The names, ages, and positions of the Company's directors and executive officers (including certain significant executive officers of the Company's principal subsidiaries) are listed below:

                                Director
                               or Officer
Name                   Age        Since     Current Position with the Company
------------------     ---     ----------   ------------------------------------
Anthony C. Dabbene      49        1996      Chief Financial Officer, Director
Bruce H. Haglund        49        1983      Secretary, General Counsel, Director
Grant S. Kesler         57        1991      President, Chief Executive Officer,
                                                Director
Raymond J. Pacini       45        1999      Director
Robert D. Rizzo         55        1999      President, MIC/MEC
J. Thomas Talbot        65        1999      Director

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

     On October 27, 2000, the United Mexican States filed a petition with the Supreme Court of British Columbia, Canada, seeking to have the award set aside by the court under the Commercial Arbitration Act of Canada. On November 14, 2000, the filing was amended to also seek a setting aside of the award under the International Commercial Arbitration Act. A hearing on the case was completed on March 2, 2001. On May 2, 2001 the court substantially upheld the position of the Company. On May 31, 2001, Mexico filed papers with the British Columbia Court of Appeals to try to overturn the ruling of the Supreme Court of British Columbia. The Company intends to exercise its right of cross appeal and to pursue its right of remitter to the ICSID tribunal, which right was granted by the Supreme Court of British Columbia. In its remitter, the Company will seek restoration of certain interest not allowed by the Supreme Court of British Columbia as well as its costs associated with this procedure. There is no definitive timetable for completion of this process. Estimates range from several months to over a year. Interest continues to accrue until paid.

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


                                                                  7 Months     Year
                                Year Ended December 31,            Ended       Ended
                      ----------------------------------------    Dec. 31,(4)  May 31,
                        2000      1999       1998       1997        1996       1996
                       -------   -------    -------   -------    ----------   --------
                                   (in thousands, except per share amounts)
Statement of
Operations Data (1)
-------------------
Revenues from
  continuing
  operations           $17,769   $13.422    $10,009    $8,971      $5,519     $11,445
Loss from continuing
  operations            (1,702)   (1,971)    (1,775)   (2,000)     (1,706)     (5,630)
Loss from discontinued
  operations (2)           (63)   (2,228)    (3,003)   (2,610)     (1,574)     (1,150)
Net loss                (1,765)   (4,199)    (4,778)   (4,610)     (3,280)     (6,780)

Earnings per share:(3)
Net loss per common
  share, continuing
  operations - basic
  and diluted           $(0.31)   $(0.50)    $(0.58)   $(0.68)     $(0.60)     $(2.50)
Net loss per common
  share, discontinued
  operations - basic
  and diluted           $(0.01)   $(0.57)    $(0.99)   $(0.89)     $(0.50)     $(0.50)
                         -----     -----      -----     -----       -----       -----
Net loss per common
  share - basic
  and diluted           $(0.32)   $(1.07)    $(1.57)   $(1.57)     $(1.10)     $(3.00)
                         =====     =====      =====     =====       =====      ======

Weighted average shares
  outstanding(3)      5,470,002 3,918,912  3,036,277 2,943,806   2,891,045   2,277,052

Balance Sheet Data
------------------
Total assets(5)         $10,898     8,974     11,356    11,598      14,250      16,695
Convertible notes         1,029     2,071      1,640     1,500           -           -
Convertible
  debentures (2)            310       360      1,202        20         229         239
Shareholders' equity
  (deficit)(2)(5)         6,367     4,657      3,936     8,244      11,259      14,207

Common shares
  outstanding(3)      6,581,114 4,859,498  3,056,912 3,006,387   2,912,324   2,873,323

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

                                   METALCLAD CORPORATION

                                   By: /s/Anthony C. Dabbene
                                      -----------------------------------
                                       Anthony C. Dabbene
                                       Chief Financial Officer
                                       Date:  June 11, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                  Title                                 Date

/s/Grant S. Kesler    Chief Executive Officer and Director  June 11, 2001
--------------------- (Principal Executive Officer)
Grant S. Kesler


/s/Anthony C. Dabbene Chief Financial Officer & Director    June 11, 2001
--------------------- (Principal Financial and
Anthony C. Dabbene    Accounting Officer)


/s/Bruce H. Haglund   Secretary & Director                  June 11, 2001
---------------------
Bruce H. Haglund


/s/J. Thomas Talbot   Director                              June 11, 2001
---------------------
J. Thomas Talbot


/s/Raymond J. Pacini  Director                              June 11, 2001
---------------------
Raymond J. Pacini













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

     Schedule II - Valuation and Qualifying Accounts................F-24




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



                 Metalclad Corporation and Subsidiaries
                       CONSOLIDATED BALANCE SHEETS

                                                                December 31,
                                                        ------------------------------
                                                            2000               1999
ASSETS                                                  -----------        -----------
Current assets:
   Cash and cash equivalents                            $   354,345       $   769,176
   Accounts receivable, less allowance for doubtful
     accounts of $50,000 and $20,000 at December 2000
     and 1999, respectively                               3,965,975         1,644,991
   Costs and estimated earnings in excess of billings
     on uncompleted contracts                                82,920           147,991
   Inventories                                              114,129           161,832
   Prepaid expenses and other current assets                137,486           125,630
   Receivables from related parties, net                    195,814           148,285
                                                         ----------        ----------
                    Total current assets                  4,850,669         2,997,905
Property, plant and equipment, net                          336,497           357,769
Net assets of discontinued operations                     4,905,754         4,815,811
Note receivable--sale of Mexican assets                     779,402           779,402
Other assets                                                 25,765            23,086
                                                         ----------        ----------
                                                        $10,898,087       $ 8,973,973
                                                         ==========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                     $ 2,166,727       $   898,745
   Current liabilities, net--discontinued operations         90,139           339,936
   Accrued expenses                                         722,369           499,076
   Billings in excess of costs and estimated
     earnings on uncompleted contracts                       26,724                 -
   Current portion of long-term debt                         62,451            42,798
   Convertible zero coupon notes                          1,029,194         2,071,003
                                                         ----------        ----------
                    Total current liabilities             4,097,604         3,851,558
Long-term debt, less current portion                        123,489           105,915
Convertible subordinated debentures                         310,000           360,000
                                                         ----------        ----------
                    Total liabilities                     4,531,093         4,317,473
                                                         ----------        ----------
Commitments and Contingencies (Note M)
Shareholders' equity :
   Preferred stock, par value $10; 1,500,000 shares
     authorized; none issued                                      -                 -
   Common stock, par value $.10; 80,000,000 shares
     authorized; 6,581,114, and 4,859,498 issued and
     outstanding at December 2000 and 1999, respectively    658,111           485,950
   Additional paid-in capital                            67,659,747        64,330,947
   Accumulated deficit                                  (59,871,257)      (58,106,460)
   Officer's receivable                                    (524,184)         (498,514)
   Accumulated other comprehensive income                (1,555,423)       (1,555,423)
                                                         ----------        ----------
                                                          6,366,994         4,656,500
                                                         ----------        ----------
                                                        $10,898,087       $ 8,973,973
                                                         ==========        ==========
The accompanying notes are an integral part of these consolidated balance sheets.

                  Metalclad Corporation and Subsidiaries

                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Year ended December 31,
                                                --------------------------------------
                                                    2000         1999         1998
                                                -----------   -----------  -----------
Revenues
   Contract revenues                            $17,673,680   $13,134,928  $ 9,912,194
   Material sales                                    79,627       224,850       92,227
   Other                                             15,545        62,136        4,250
                                                 ----------    ----------   ----------
                                                 17,768,852    13,421,914   10,008,671
                                                 ----------    ----------   ----------
Operating costs and expenses
   Contract costs and expenses                   15,703,563    11,404,866    8,548,872
   Cost of material sales                            49,263       200,623       71,316
   Selling, general and administrative            1,552,696     1,296,615      993,369
                                                 ----------    ----------   ----------
                                                 17,305,522    12,901,104    9,613,557
                                                 ----------    ----------   ----------
Gross operating profit                              463,330       519,810      395,114
Corporate expense                                (1,947,939)   (2,140,338)  (1,983,578)
                                                 ----------    ----------   ----------
Operating loss                                   (1,484,609)   (1,620,528)  (1,588,464)

Interest expense                                   (257,363)     (391,847)    (192,547)
Other income, net                                    40,362        41,215        5,536
                                                 ----------    ----------   ----------
Loss from continuing operations                  (1,701,610)   (1,971,160)  (1,775,475)

Loss from discontinued operations                   (63,187)   (2,227,534)  (3,002,914)
                                                 ----------    ----------   ----------
Net loss                                        $(1,764,797)  $(4,198,694) $(4,778,389)
                                                 ==========    ==========   ==========
Weighted average number of common  shares         5,470,002     3,918,912    3,036,277
                                                 ==========    ==========   ==========
Loss per share of common stock, continuing
  operations--basic and diluted                     $(.31)       $ (.50)       $ (.58)
                                                    =====         =====         =====
Loss per share of common stock, discontinued
  operations--  basic and diluted                   $(.01)       $ (.57)       $ (.99)
                                                    =====         =====         =====
Loss per share of common stock--basic and
  diluted                                          $(.32)        $(1.07)       $(1.57)
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

On October 27, 2000, the United Mexican States filed a petition with the Supreme Court of British Columbia, Canada, seeking leave to appeal the award under the Commercial Arbitration Act of Canada. The Company was formally notified on November 27, 2000 that on November 14, 2000, the filing was amended to also seek a setting aside of the award under the International Commercial Arbitration Act. A hearing on the case was completed March 2, 2001 and a decision is not anticipated until May 2001. However, regardless of the decision rendered, the Company anticipates an appeal to the British Columbia Court of Appeals. There is no definitive timetable for completion of this process. Estimates range from several months to over a year. Interest continues to accrue until paid. (See Note O.)

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

Use of Estimates

New Accounting Pronouncements

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101 establishes guidelines in applying generally accepted accounting principles to the recognition of revenue in financial statements based on the following four criteria: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable and (4) collectability is reasonably assured. SAB No. 101, as amended by SAB 101B, is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Accordingly, the Company has adopted the new guidance in the quarter ended December 31, 2000 retroactive to the beginning of the year. The adoption of SAB 101 has not had a material effect on its consolidated financial position or results of operations.

In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. Interpretation No. 44 clarifies the application of APB Opinion No. 25 and is effective July 1, 2000. Interpretation No. 44 clarifies the definition of "employee" for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The Company adopted the provisions of FASB Interpretation No. 44 in the third quarter ended September 30, 2000. The Company does not believe that the adoption of Interpretation No. 44 has had or will have a material effect on its consolidated financial position or results of operations.

In June 1998, the FASB issued SFAS No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires the recognition of all derivatives in the consolidated balance sheet as either assets or liabilities measured at fair value. The Company will adopt the provision of SFAS No. 133 in the first quarter of fiscal year 2002. The Company has not determined the impact the adoption of SFAS
No. 133 will have on our consolidated financial statements.

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
                                          =========     =========

Included in net assets of discontinued operations, at December 31, 2000 is approximately $4,816,000 representing the Company's investment in its completed hazardous waste treatment facility in the State of San Luis
Potosi, Mexico, known as "El Confin". The Company has been granted all necessary federal governmental authorizations to open and operate the facility but, as yet, has not received the support of the state and local governments. Consequently, on October 2, 1996, the Company filed a Notice of Intent to File Claim Under the North American Free Trade Agreement
("NAFTA").  The claim was filed with the International Centre for
Settlement of Investment Disputes ("ICSID") in Washington, D.C.  On
January 13, 1997, the Secretary General of ICSID registered the Company's claim and notified both the United States and Mexican governments of the
registration.   A final hearing on the claim was completed on September 9,
1999. On October 27, 2000, the United Mexican States filed a petition with the Supreme Court of British Columbia, Canada, seeking to have the award set aside by the court under the Commercial Arbitration Act of Canada. On November 14, 2000, the filing was amended to also seek a setting aside of the award under the International Commercial Arbitration
Act. A hearing on the case was completed on March 2, 2001 and a decision is not anticipated until May 2001. However, regardless of the decision rendered, the Company anticipates an appeal to the British Columbia Court of Appeals. There is no definitive timetable for completion of this process. Estimates range from several months to over a year. Interest continues to accrue until paid. Furthermore, should a decision be rendered against the Company, assets totaling $4,906,000 may be impaired and could potentially result in a write down should the Company be unable to sell or otherwise recover its investment. (See Note O.)

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

NOTE E - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                               December 31,
                                        -------------------------
                                            2000          1999
                                        ------------  -----------

Machinery and equipment                  $ 546,649     $ 570,105
Automotive equipment                       386,964       308,557
Leasehold improvements                       3,039         3,039
                                          --------      --------
                                           936,652       881,701

Less accumulated depreciation
   and amortization                       (600,155)     (523,932)
                                          --------      --------
                                         $ 336,497     $ 357,769
                                          ========      ========

NOTE F - ACCRUED EXPENSES

Accrued expenses consist of the following:

                                               December 31,
                                        -------------------------
                                            2000          1999
                                        -----------   -----------

Accrued interest                         $  15,500     $ 124,947
Wages, bonuses and taxes                   244,316        46,893
Union dues                                 154,155             -
Accounting fees and legal fees              88,000       205,000
Insurance                                  179,803        58,345
Other                                       40,595        63,891
                                          --------      --------
                                         $ 722,369     $ 499,076
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

The following is a summary of options granted:


                                                   Year ended December 31,
                        ------------------------------------------------------------------
                               2000                      1999                   1998
                        -------------------      ------------------      -----------------
                        Weighted                 Weighted                Weighted
                        Average                  Average                 Average
                        Exercise                 Exercise                Exercise
                         Shares       Price       Shares      Price      Shares      Price
                        ---------     -----      --------     -----     --------     -----
Options outstanding at
beginning of the year    954,800     $12.49       607,650    $19.30      392,300    $22.28
   Granted               540,000       3.00       390,000      2.99      246,300     13.79
   Exercised                   -          -             -         -      (17,850)     7.50
   Canceled              (42,000)     13.84       (42,850)    22.69      (13,100)    20.88
                       ---------                 --------               --------
Options outstanding at
end of the year        1,452,800     $ 8.92       954,800    $12.49      607,650    $19.30
                       ---------                 --------               --------
Options Exercisable      874,312     $12.49       886,430    $12.76      572,100    $19.45
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

On October 27, 2000, the United Mexican States filed a petition with the Supreme Court of British Columbia, Canada, seeking to have the award set aside by the court under the Commercial Arbitration Act of Canada. On November 14, 2000, the filing was amended to also seek a setting aside of the award under the International Commercial Arbitration Act. A hearing on the case was completed on March 2, 2001 and a decision is not anticipated until May 2001. However, regardless of the decision rendered, the Company anticipates and appeal to the British Columbia Court of Appeals.
There is no definitive timetable for completion of this process. Estimates range from several months to over a year. Interest continues to accrue until paid. (See Note O.)

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

NOTE O - SUBSEQUENT EVENT (Unaudited)

On May 2, 2001, the court substantially upheld the position of the Company. On May 31, 2001, Mexico filed papers with the British Columbia Court of Appeals to try to overturn the ruling of the Supreme Court of British Columbia. The Company intends to exercise its right of cross appeal and to pursue its right of remitter to the ICSID tribunal, which right was granted by the Supreme Court of British Columbia.
In its remitter, the Company will seek restoration of certain interest not allowed by the Supreme Court of British Columbia as well as its costs associated with this procedure. There is no definitive timetable for completion of this process. Estimates range from several months to over a year. Interest continues to accrue until paid. If the favorable decision were upheld by the Canadian courts, all damages awarded to the Company would be due and payable by the United Mexican States as an obligation of the government of Mexico. Both NAFTA and other international treaties provide mechanisms for ensuring collection and it is anticipated that all damages could be collected or collateralized; however, there can be no assurance that the Company will not encounter collection difficulties or delays.

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