Form 10-Q
period 2001-06-30
METALCLAD CORP
filed 2001-08-01
CIK 13547

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q


                              (Mark One)

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2001

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

     As of June 30, 2001, the registrant had 7,448,015 shares outstanding of its Common Stock, $.10 par value.


               METALCLAD CORPORATION AND SUBSIDIARIES

                          TABLE OF CONTENTS

                                                                 Page
                                                                 ----

PART I.  FINANCIAL INFORMATION

    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

            Consolidated Balance Sheets at June 30, 2001
            (unaudited) and December 31, 2000. . . . . . . . . . 1-2

            Consolidated Statements of Operations for the
            three months and six months ended June 30, 2001
            (unaudited) and June 30, 2000 (unaudited). . . . . .  3

            Consolidated Statements of Cash Flows for the
            six months ended June 30, 2001 (unaudited) and
            June 30, 2000 (unaudited). . . . . . . . . . . . . . 4-5

            Notes to Consolidated Financial Statements . . . . .  6

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS. . . . . . . . .  8


PART II.    OTHER INFORMATION. . . . . . . . . . . . . . . . . . 12


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . 14






                                 PART I

                         FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS






                 METALCLAD CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS

                                                    June 30,      December 31,
                                                      2001            2000
                                                   -----------    ------------
                                                   (Unaudited)

ASSETS

Current assets:
  Cash and cash equivalents                       $  1,040,411   $    354,345
  Accounts receivable, less allowance for
    doubtful accounts of $50,000 at June 30,
    2001 and December 31, 2000                       2,759,198      3,965,975
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                  202,063         82,920
  Inventories                                          164,065        114,129
  Prepaid expenses and other current assets             71,395        137,486
  Receivables from related parties, net                218,779         95,814
                                                    ----------     ----------
          Total current assets                       4,455,911      4,850,669

Property, plant and equipment, net                     408,741        336,497
Assets of discontinued operations                    4,933,299      4,905,754
Note receivable sale of Mexican assets                 779,402        779,402
Other assets                                            23,989         25,765
                                                    ----------     ----------
                                                   $10,601,342    $10,898,087
                                                    ==========     ==========









             See Notes to Consolidated Financial Statements

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                  $1,401,854     $2,166,727
  Current liabilities--discontinued operations          83,143         90,139
  Accrued expenses                                     783,957        722,369
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                   18,131         26,724
  Current portion of long-term debt                     87,105         62,451
  Convertible zero coupon notes                      1,092,332      1,029,194
                                                    ----------     ----------
          Total current liabilities                  3,466,522      4,097,604

Long-term debt, less current portion                   197,284        123,489
Convertible subordinated debentures                          -        310,000
                                                    ----------     ----------
          Total liabilities                          3,663,806      4,531,093
                                                    ----------     ----------


Shareholders' equity:
  Preferred stock, par value $10; 1,500,000 shares
    authorized; none issued                                  -              -
  Common stock, par value $.10; 80,000,000 shares
    authorized; 7,448,015 and 6,581,114 issued and
    outstanding at June 30, 2001 and December 31,
    2000, respectively                                 744,801        658,111
  Additional paid-in capital                        68,496,871     67,659,747
  Accumulated deficit                              (60,224,529)   (59,871,257)
  Officers' receivable                                (524,184)      (524,184)
  Accumulated other comprehensive income            (1,555,423)    (1,555,423)
                                                    ----------     ----------
                                                     6,937,536      6,366,994
                                                    ----------     ----------
                                                   $10,601,342    $10,898,087
                                                    ==========     ==========
















             See Notes to Consolidated Financial Statements
                 METALCLAD CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                 Six Months Ended         Three Months Ended
                              June 30,     June 30,      June 30,     June 30,
                                2001         2000          2001         2000
                            ----------   ----------    ----------   ----------
Revenues--Insulation
  Contract revenues         $11,103,510  $8,084,152    $5,512,708  $3,874,345
  Material sales                 91,269      51,111        72,875      15,238
  Other                          11,449       9,269         3,241       2,136
                             ----------   ---------     ---------   ---------
                             11,206,228   8,144,532     5,588,824   3,891,719
                             ----------   ---------     ---------   ---------
Operating costs and
expenses--Insulation
  Contract costs and
    expenses                  9,718,046   7,099,180     4,720,537   3,298,527
  Cost of material sales         74,947      30,587        63,221      10,994
  Selling, general and
    administrative expenses     745,098     720,999       339,366     369,178
                             ----------   ---------     ---------   ---------
                             10,538,091   7,850,766     5,123,124   3,678,699
                             ----------   ---------     ---------   ---------
Gross operating profit          668,137     293,766       465,700     213,020
Corporate expense              (667,651)   (872,673)     (359,243)   (498,622)
                             ----------   ---------     ---------   ---------
Operating  profit (loss)            486    (578,907)      106,457    (285,602)
Interest expense                (84,030)   (139,868)      (42,033)    (70,188)
Other income (expense), net       2,080      18,589        (4,836)      8,855
                             ----------   ---------     ---------   ---------
Income (loss) from
continuing operations           (81,464)   (700,186)       59,588    (346,935)

Loss from discontinued
operations                     (271,808)    (63,187)      (40,582)    (63,187)
                              ---------   ---------     ---------   ---------
Net income (loss)            ($ 353,272) ($ 763,373)   $   19,006  ($ 410,122)
                              =========   =========     =========   =========
Weighted average number
of common shares              6,899,995   5,119,575     7,195,592   5,150,498
                              =========   =========     =========   =========
Earnings (loss) per share of
common stock, continuing
operations--basic and diluted   ($.01)      ($.14)         $.01      ($.07)
                                 ====        ====           ===       ====
Loss per share of common stock,
discontinued operations--basic
and diluted                     ($.04)      ($.01)        ($.01)     ($.01)
                                 ====        ====           ===       ====
Loss per share of common
stock--basic and diluted        ($.05)      ($.15)         $ -       ($.08)
                                 ====        ====           ===       ====

            See Notes to Consolidated Financial Statements



                  METALCLAD CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                        For Six Months Ended
                                                       June 30,       June 30,
                                                         2001           2000
                                                    ------------   -----------

Cash flows from operating activities:
Net loss                                             $ (353,272)  $  (763,373)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
    Loss from discontinued operations                   271,808        63,187
    Depreciation and amortization                        62,322        44,932
    Loss on disposal of fixed assets                      1,592             -
    Issuance of stock for interest                       13,813             -
    Changes in operating assets & liabilities:
      Decrease (increase) in accounts receivable      1,206,777      (885,702)
      Decrease (increase) in unbilled receivables      (119,144)     (297,480)
      Decrease (increase) in inventories                (49,936)      (18,491)
      Decrease in prepaid expenses and other assets       66,091       91,864
      Decrease (increase) in receivables from
        related parties                                 (22,965)       18,827
      Increase (decrease) in accounts payable and
        accrued expenses                               (703,285)      549,169
      Increase (decrease) in billings over costs         (8,592)       22,418
      Increase (decrease) in other assets                 1,776        (2,000)
                                                      ---------     ---------
  Net cash provided by (used in) continuing
  operations                                            366,985    (1,176,649)

  Net cash used in discontinued operations             (306,349)     (305,827)
                                                      ---------     ---------

  Net cash provided by (used in) operating activities    60,636    (1,482,476)
                                                      ---------     ---------

Cash flows from investing activities:
  Capital expenditures--continuing operations          (137,657)      (59,675)
  Proceeds from sale of assets continuing operations      1,500             -
                                                      ---------     ---------

  Net cash used in investing activities                (136,157)      (59,675)
                                                      ---------     ---------



Cash flows from financing activities:
  Proceeds from long-term borrowings                    196,658       183,828
  Payments on long-term borrowings--continuing
    operations                                          (35,071)      (22,336)
  Borrowings by officers, secured by stock (net)              -       (14,135)
  Proceeds from sale of stock and warrants              600,000             -
  Proceeds from exercise of warrants                          -       933,500
                                                      ---------     ---------
  Net cash provided by financing activities             761,587     1,080,857
                                                      ---------     ---------
Increase (decrease) in cash and cash equivalents        686,066      (461,294)
Cash and cash equivalents at beginning of period        354,345       769,176
                                                      ---------     ---------

Cash and cash equivalents at end of period           $1,040,411    $  307,882
                                                      =========     =========

Supplemental disclosures of cash flow information:
  Cash paid for interest                             $   24,689    $   15,246
                                                      =========     =========

Disclosure of noncash investing and financing activities:
  During the six months ended June 30, 2001, the Company converted approximately $324,000 of convertible subordinated debentures, principal and interest into 266,900 shares of common stock.


             See Notes to Consolidated Financial Statements




               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   For the Period Ended June 30, 2001
                              (Unaudited)

1. The accompanying unaudited financial statements of Metalclad Corporation and its subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of what results will be for the year ending December 31, 2001. These statements should be read in conjunction with the consolidated financial statements and notes thereto, and the report of independent auditors which was qualified due to substantial doubt about the Company's ability to continue as a going concern, included in the Company's Form 10-K for the year ended December 31, 2000.

2. Included in net assets of discontinued operations at June 30, 2001 and December 31, 2000 is approximately $4,850,000 and $4,816,000, respectively. These assets represent the Company's net investment in its completed hazardous waste treatment facility in the State of San Luis Potosi, Mexico, known as "El Confin". Upon payment of the NAFTA award by Mexico, the landfill will become the property of the Mexican government and its net asset value will be written off by the Company. (See 8-K dated September 1, 2000.)

3. In March 2001, the company initiated an effort to raise additional capital in support of its defense of its NAFTA award and for working capital for its headquarter's operations. The privately-placed financing offering consisted of an investment unit, priced at $1.00, comprised of one share of common stock and one common stock purchase warrant exercisable at $1.50. The Company's goal was to raise $600,000. As of June 30, 2001, $600,000 of proceeds from this financing was received.

4. During the quarter ended March 31, 2001, the Company and the holder of its Five-Year Zero Coupon Notes reached agreement under the terms of the notes, to apply the maximum interest rate of 15% (default rate) to the outstanding notes, effective February 1, 2001. This was in lieu of any formal review or redemption options available to the holder.

    In June 2001, a notice of redemption was received by the Company from the holders of the zero coupon convertible notes and the Company subsequently secured bank financing to redeem the notes. On July 16th, the Noteholders were paid in full all principal and interest due, totaling $1,098,000, and the notes were cancelled. These notes bore interest at the rate of 15%.

    On July 16, 2001, the Company secured new bank financing in the form of a $1,000,000 60-day bridge loan, bearing a floating rate of interest based upon the bank's reference rate plus 1%. As of the closing on July 16th, the interest rate was 7.75%. The bridge loan is secured by the assets of the Company's insulation subsidiary and guaranteed by the Company.

    A follow-on financing is in process to provide a revolving working capital credit line of $1,000,000 to repay the bridge loan. The interest rate will be based on the bank's reference rate plus .25%. As of July 16, this interest rate would have been 7%.

5. In June 2001, the Board of Directors approved the granting of options to purchase 425,000 shares of common stock exercisable at $2.00 per share, vesting over a three-year period as follows: Mrs. Kesler, 200,000 shares; Mr. Dabbene, 150,000 shares; Mr. Pacini, 25,000 shares; Mr. Talbot, 25,000 shares; and Mr. Haglund, 25,000 shares. Additionally, under the Company's Formula Award Rider to the 2000 Omnibus Stock Option and Incentive Plan, the members of the Compensation Committee each received option awards, as of June 1, 2000, for 20,000 shares of common stock, exercisable at $2.00 per share and vesting over a three-year period. On June 1 and June 6, the price of the Company's common stock was $1.60 and $1.50, respectively.

6. The gain or loss per share amounts for the six months ended June 30, 2001 and June 30, 2000 were computed by dividing the net gain or loss by the weighted average shares outstanding during the applicable period. A calculation of dilutive potential common shares was performed in accordance with the treasury stock method, which assumes that proceeds from the exercise of all warrants and options are used to repurchase common stock at market value. Upon calculation of the weighted average stock price for the quarter ended June 30, 2001, it was determined that no options or warrants were in the money for the periods presented.

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

Results of Operations:  Six Months ended June 30, 2001 and 2000

    General. The Company's revenues are generated in the United States from insulation and asbestos abatement services and, prior to 1998, the collection of waste oils and solvents for recycling, placement and servicing of parts washing machines, brokering the disposal of waste and remediation services in Mexico.

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

    Insulation Business. Total revenues from the insulation business for the six months ended June 30, 2001 were $11,206,000 as compared to $8,145,000 for the comparable period ended June 30, 2000, an increase of 38%. This increase is primarily due to increased work with a major customer and the addition of several new clients. Total expenses for the six months ended June 30, 2001 were $10,538,000 as compared to $7,851,000 for the comparable period ended June 30, 2000, an increase of 34%. This increase is in line with the increase in revenues.

    Contract Revenues. Contract revenues for the six months ended June 30, 2001 were $11,104,000 as compared to $8,084,000 for the six months ended June 30, 2000, an increase of 37%. This increase is attributed to the Company's efforts to diversify its client base, including its entry into the commercial insulation market.

    Material Sales. Material sales were $91,000 for the six months ended June 30, 2001 as compared to $51,000 for the six months ended June 30, 2000.

    Contract and Material Costs. Contract and material costs and expenses were $9,793,000 for the six months ended June 30, 2001 as compared to $7,130,000 for the six months ended June 30, 2000, an increase of 37%. This increase is consistent with the Company's increase in revenues.

    Selling, General and Administrative Costs. Selling, general and administrative costs for the six months ended June 30, 2001 were $745,000 as compared to $721,000 for the comparable period ended June 30, 2000, an increase of 3%, due to the increased volume of work in the period and increased marketing efforts.

    Discontinued Operations. Effective October 8, 1999, the Company sold its interests in Administracion Residuos Industriales, S.A. de C.V., Ecosistemas Nacionales, S.A. de C.V. and Ecosistemas El Llano, S.A. de C.V. The Company also intends to dispose of its interests in Ecosistemas del Potosi, S.A. de C.V. and Confinamiento Tecnico de Residuos Industriales, S.A. de C.V., pending resolution of the NAFTA claim. As of December 31, 2000, the Company's remaining provision for anticipated costs to complete the ongoing NAFTA claim process was $16,000. For the six months ended June 30, 2001, the Company has expensed, net of this accrual, $272,000 in fees for the continuing costs of the NAFTA proceedings. This net amount has been expensed to discontinued operations for the six months ended June 30, 2001. It is believed that future costs, if any, will not be material and will be charged to operations as incurred.

    Corporate Expense. Corporate expenses were $668,000 for the six months ended June 30, 2001 as compared to $873,000 for the six months ended June 30, 2000, a decrease of 23%. This decrease is due primarily to a reduction in legal fees associated with litigation which was settled in the year ended 2000.

    Interest Expense. Interest expense for the six months ended June 30, 2001 was $84,000 as compared to interest expense of $140,000 for the six months ended June 30, 2000. This decrease is due to the reduction in outstanding loan balances from June 2000 to June 2001, primarily as a result of conversions of debt to equity.

Consolidated Results

    The Company experienced a net loss of $353,000 for the six months ended June 30, 2001 as compared to a net loss of $763,000 for the comparable period ended June 30, 2000, a decrease of 54%. The net loss from continuing operations was $81,000 for the six months ended June 30, 2001 as compared to a net loss of $700,000 for the comparable period ended June 30, 2000, primarily due to lower legal costs associated with completed litigation and higher gross operating profits as a result of an increased volume of work in the insulation business.

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

    On July 30, 1999 the Company entered into an amendment of the terms of its Five-Year Zero Coupon Notes with the holder. The amendment included the conversion of accrued interest through July 30, 1999 into principal notes, the interest rate was adjusted from 9.3% to 12% effective July 31, 1999, the convertibility of the notes and the holder's redemption option on the notes was extended until the earlier of March 31, 2000 or completion of the NAFTA proceedings and the conversion rate per share will be at the lesser of 70% of the average market price per share or $2.50 per share. In no event, however, can the holder convert its principal into common shares such that it would result in the holder obtaining shares that would exceed 19.99% of the outstanding common stock of the Company. Should the holder exercise its right to convert the notes, all accrued interest would be forfeited. As part of this amendment, the note holder agreed to exercise certain of its warrants and to purchase $250,000 in additional notes. As of April 1, 2000, the holder had the right to convert the principal amount of the notes. The holder also has the right to require the Company to redeem these notes. During the quarter ended March 31, 2001, the holder and the Company reached agreement under the terms of the notes to apply the maximum interest rate of 15% (default rate) to the outstanding notes, effective February 1, 2001. This was in lieu of any formal review or redemption options available to the holder. (See Note 4.)

    During the six months ended June 30, 2000, the Company received approximately $934,000 from the exercise of warrants in exchange for issuing 291,000 new shares of common stock.

    During the six months ended June 30, 2001, the Company received approximately $600,000 for the issuance of 600,000 investment units, consisting of one share of common stock and one common stock purchase warrant exercisable at $1.50. (See Note 3.)

    The Company had positive working capital at June 30, 2001 of $989,000 compared to positive working capital of $753,000 at December 31, 2000. The Company had cash and cash equivalents at June 30, 2001 of $1,040,000 and $354,000 at December 31, 2000. Cash provided by continuing operations for the six months ended June 30, 2001 was $367,000 compared to cash used of $1,177,000 for the six months ended June 30, 2000. Cash used by discontinued operations for the six months ended June 30, 2001 was $306,000 compared to $306,000 for the six months ended June 30, 2000. Cash used in operating activities for the six months ended June, 2001 was funded primarily by proceeds from the sale of stock during the period and the collection of accounts receivable.

    For the six months ended June 30, 2001 the Company generated cash flow from continuing operations of $367,000, including $1,098,000 in positive cash flow related to the insulation business due primarily to a higher volume of work in the first six months of 2001 versus 2000 and the collection of accounts receivable. The offsetting negative cash flow is related to corporate activities, the Company's NAFTA claim, along with general and administrative expenses without revenues to offset such expenses. The Company is aware of its on going cash needs and continues to work with its investment bankers and other sources to meet its on going needs through December 31, 2001. The Company believes it will obtain the necessary funds to continue its planned operations throughout 2001; however, no assurances can be given that such funds will be available to the Company as required, while it awaits collection of the NAFTA award. (See Part II, Item 1. Legal Proceedings.)
                                PART II

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

    On January 2, 1997 the Company filed a claim against the United Mexican States under the provisions of the North American Free Trade Agreement. The Company alleged that since it was not being allowed to operate its legally authorized and completed landfill facility in San Luis Potosi, Mexico, it had been effectively expropriated. On August 30, 2000, the tribunal issued its decision. It ruled that Mexico had indirectly expropriated the Company's investment in its completed landfill facility. The tribunal awarded $16,685,000 with interest, accruing at 6% per annum compounded monthly, beginning October 15, 2000. On October 27, 2000, the United Mexican States filed a petition with the Supreme Court of British Columbia, Canada, seeking to have the award set aside by the court under the Commercial Arbitration Act of Canada. On November 14, 2000, the filing was amended to also seek a setting aside of the award under the International Commercial Arbitration Act. A hearing on the case was completed on March 2, 2001. On May 2, 2001 the Supreme Court of British Columbia issued its ruling, which upheld a finding of expropriation and upheld an award of damages to the Company, although modifying the interest calculation. On May 24, 2001, the Company was advised that Mexico would appeal again, this time to the British Columbia Court of Appeal. The appeal was joined with a cross-appeal by the Company and filed before the end of May 2001. On June 4, 2001, the United Mexican States made a written offer of settlement for $15,626,260 plus interest of $2,599 per day after June 1, 2001. The Company accepted the offer on June 11, 2001 provided that the payment be made without reduction or offset. The parties are now attempting to close the transaction, at which time the appeal and cross appeal will be dismissed.
As of the date of this report, the Company believes it has provided the United Mexican States all of the documents it needs to determine that there is no reason for any reduction or offset in the payment and has requested that the payment be made forthwith.

    In October 1999, the Company completed a sale of its operating businesses and its development project located in Aguascalientes, Mexico. The sale specifically excluded those Mexican assets involved in the NAFTA claim. Under the terms of the sale the Company received an initial cash payment of $125,000. Furthermore, the sale terms stipulate payment of up to $5,000,000, in stages, as various benchmarks are achieved in the operation of the business as well as the buyer's assumption of all liabilities. To date, the Company believes that the buyer has not achieved any of the milestones necessary to trigger additional payments. Moreover, the Company believes that the buyer is in default of its agreement with the Company under the indemnity provisions and may have committed fraud in attempting to assign its interest in the companies purchased to a former employee of Metalclad. The Company has engaged counsel and believes it has a cause of action against the buyer and the former Company employee and the Orange County, California based parent of the buyer as a result of representations said parent made relative to giving the buyer financial support in its acquisition of the companies purchased. On November 13, 2000, a complaint was filed in Orange County with the Superior Court of California. The defendants have attempted on three occasions to have the complaint dismissed and have failed each time. Discovery has now commenced, but no date for trial has yet been set. The Company believes strongly in the merits of its case, but cannot assure its outcome. If the Company is not successful in this litigation, it would result in writing off the $779,000 note receivable, which was recorded at the date of sale.


Item 2.  Changes in Securities

    During the six months ended June 30, 2001 the Company sold 600,000 investor units consisting of one share of common stock and one common stock purchase warrant, for a potential total of 1,200,000 common shares if all the warrants are exercised. These shares are unregistered and were sold pursuant to Rule 506 of Regulation D under the Securities Act of 1933. The Company received $600,000 in connection with this transaction.

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


                            METALCLAD CORPORATION


Date:  August 1, 2001
                            By:  /s/Anthony C. Dabbene
                               ---------------------------------------
                               Anthony C. Dabbene
                               Chief Financial Officer
                              (Principal Accounting Officer)