Form 10-Q
period 2001-09-30
METALCLAD CORP
filed 2001-11-07
CIK 13547

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q


(Mark One)

11: ( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR


18: (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes ( X )  No (   ).

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

            Consolidated Statements of Operations for the
            three months and six months ended June 30,
            2001 (unaudited) and June 30, 2000
73:   (unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

            Consolidated Statements of Cash Flows for the
            six months ended June 30, 2001 (unaudited) and
            June 30, 2000 (unaudited). . . . . . . . . . . . . . . . . . 4-5

            Notes to Consolidated Financial Statements  .   6

    ITEM 2. MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS. . . . . .    7


PART II.    OTHER INFORMATION. . . . . . . . . . . . .. . . . . . 12

    ITEM 1. LEGAL PROCEEDINGS. . . . . . . . . . . .. . . . . .  12
    ITEM 2. CHANGES IN SECURITIES  . . . . . . . . . .. . . .  13
    ITEM 4. SUBMISSION OF MATTERS TO A VOTE
                       OF SECURITY  HOLDERS. . . . . . .  . . . . . . 13
    ITEM 5. OTHER INFORMATION. . . . . . . . . . . . . . . . . . . 14


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18






PART I

FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS






METALCLAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                             September 30,      December 31,
                                                 2001               2000
                                             -------------      ------------
                                              (Unaudited)

ASSETS

Current assets:
  Cash and cash equivalents                  $  1,324,853      $    354,345
  Accounts receivable, less allowance for
    doubtful accounts of $50,000 at
    September 30, 2001 and December 31,
    2000                                        1,896,303         3,965,975
  Costs and estimated earnings in excess of
    billings on uncompleted contracts              59,305            82,920
  Inventories                                     162,543           114,129
  Prepaid expenses and other current assets       326,180           137,486
  Receivables from related parties, net           218,939            95,814
                                               ----------        ----------
          Total current assets                  3,988,123         4,850,669

Property, plant and equipment, net                375,754           336,497
Assets of discontinued operations               4,946,549         4,905,754
Note receivable-sale of Mexican assets           779,402           779,402
Other assets                                       24,311            25,765
                                               ----------        ----------
                                              $10,114,139       $10,898,087
                                               ==========        ==========












LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                             $1,106,321        $2,166,727
  Current liabilities--discontinued operations    166,483            90,139
  Accrued expenses                                711,595           722,369
  Billings in excess of costs and estimated
    earnings on uncompleted contracts              57,332            26,724
  Current portion of long-term debt                87,871            62,451
  Note payable-bank revolving credit line      1,000,000                 -
  Convertible zero coupon notes                         -         1,029,194
                                               ----------        ----------
          Total current liabilities             3,129,602         4,097,604

Long-term debt, less current portion              174,767           123,489
Convertible subordinated debentures                     -           310,000
                                               ----------        ----------
          Total liabilities                     3,304,369         4,531,093
                                               ----------        ----------


Shareholders' equity:
  Preferred stock, par value $10; 1,500,000
  shares authorized; none issued                        -                 -
  Common stock, par value $.10; 80,000,000
    shares authorized; 7,448,015 and
    6,581,114 issued and outstanding at
    September 30, 2001 and December 31,
    2000, respectively                            744,801           658,111
  Additional paid-in capital                   68,496,871        67,659,747
  Accumulated deficit                         (60,352,295)      (59,871,257)
  Officers' receivable                           (524,184)         (524,184)
  Accumulated other comprehensive income       (1,555,423)       (1,555,423)
                                               ----------        ----------
                                                6,809,770         6,366,994
                                               ----------        ----------
                                              $10,114,139       $10,898,087
                                               ==========        ==========














See Notes to Consolidated Financial Statements
METALCLAD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                             Nine Months Ended          Three Months Ended
                           Sept. 30,    Sept. 30,      Sept. 30,    Sept. 30,
                              2001         2000           2001         2000
                          ----------   ----------     ----------   ----------
Revenues--Insulation
  Contract revenues      $14,508,774  $12,160,415    $3,313,995   $4,025,152
  Other                       11,449       10,008             -          739
                          ----------   ----------     ---------    ---------
                          14,520,223   12,170,423     3,313,995    4,025,891
                          ----------   ----------     ---------    ---------
Operating costs and
expenses--Insulation
  Contract costs and
  expenses                12,522,155   10,755,011     2,729,162    3,625,244
  Selling, general and
    administrative
    expenses               1,152,548    1,079,475       407,450      358,476
                          ----------   ----------     ---------    ---------
                          13,674,703   11,834,486     3,136,612    3,983,720
                          ----------   ----------     ---------    ---------
Gross operating profit       845,520      335,937       177,383       42,171
Corporate expense           (823,010)  (1,537,378)     (155,359)    (664,705)
                           ----------    ---------     ---------    ---------
Operating  profit (loss)      22,510   (1,201,441)       22,024     (622,535)
Interest expense            (103,874)    (192,858)      (19,844)     (61,952)
Other income (expense),net     2,293        9,627           213        8,855
                          ----------   ----------     ---------    ---------
Income (loss) from
continuing operations        (79,071)  (1,384,672)        2,393     (684,486)
Loss from discontinued
operations                  (401,967)     (63,187)     (130,159)           -
                          ----------   ----------     ---------    ---------
Net income (loss)         ($ 481,038) ($1,447,859)   ($ 127,766)  ($ 684,486)
                           =========   ==========     =========    =========
Weighted average number
of common shares           7,084,676    5,193,941     7,448,015    5,341,057
                           =========   ==========     =========    =========
Earnings (loss) per share
of common stock, continuing
operations--basic & diluted  ($.01)       ($.27)         $.00       ($.13)
                              ====         ====           ===        ====
Loss per share of common
stock, discontinued
operations-basic &
diluted                      ($.06)       ($.01)        ($.02)       $.00
                              ====         ====           ===         ===
Loss per share of common
stock--basic & diluted       ($.07)       ($.28)        ($.02)      ($.13)
                              ====         ====           ===        ====


See Notes to Consolidated Financial Statements

METALCLAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                  For Nine Months Ended
                                                 Sept. 30,      Sept. 30,
                                                    2001           2000
                                                ------------   -----------

Cash flows from operating activities:
Net loss                                         $ (481,038)  ($1,447,859)
 Adjustments to reconcile net loss to
 net cash used in operating activities:
  Loss from discontinued operations               401,967        63,187
  Depreciation and amortization                    95,307        72,745
  Loss on disposal of fixed assets                  1,592             -
  Issuance of stock for interest                   13,813             -
  Changes in operating assets & liabilities:
   Decrease (increase) in accounts receivable   2,069,672      (848,624)
   Decrease (increase) in unbilled receivables     23,615       (40,032)
   Decrease (increase) in inventories             (48,414)       12,731
   Decrease in prepaid expenses and other assets (188,694)      (84,810)
   Decrease (increase) in receivables from
    related parties                               (23,125)       20,427
   (Decrease) increase in accounts payable and
    accrued expenses                           (1,071,180)    1,054,920
    Increase in billings over costs              30,608         4,003
      Increase (decrease) in other assets           1,454        (2,679)
                                                ---------     ---------
 Net cash provided by (used in) continuing
 operations                                       825,577    (1,195,991)

 Net cash used in discontinued operations       (366,416)     (384,806)
                                                ---------     ---------

 Net cash provided by (used in) operating
 activities                                       459,161    (1,580,797)
                                                ---------     ---------

Cash flows from investing activities:
  Capital expenditures                           (137,657)      (81,127)
  Proceeds from sale of assets                      1,500             -
                                                ---------     ---------

  Net cash used in investing activities          (136,157)      (81,127)
                                                ---------     ---------


Cash flows from financing activities:
 Proceeds from long-term borrowings               1,202,438       266,975
 Payments on long-term borrowings                (1,154,934)      (36,052)
 Borrowings by officers, secured by stock (net)           -       (22,160)
 Proceeds from sale of stock and warrants           600,000             -
 Proceeds from exercise of warrants                       -     2,195,889
                                                  ---------     ---------
 Net cash provided by financing activities          647,504     2,404,652
                                                  ---------     ---------
Increase (decrease) in cash and cash equivalents    970,508       742,728
Cash and cash equivalents at beginning of period    354,345       769,176
                                                  ---------     ---------

Cash and cash equivalents at end of period       $1,324,853    $1,511,904
                                                  =========     =========

Supplemental disclosures of cash flow
information:
  Cash paid for interest                         $  261,200    $   88,499
                                                  =========     =========

Disclosure of noncash investing and financing activities:

  During the nine months ended September 30, 2000, the Company converted approximately $845,000 of zero coupon notes payable into 430,000 shares of common stock.

  During the nine months ended September 30, 2001, the Company converted approximately $324,000 of convertible subordinated debentures, principal and interest into 266,900 shares of common stock.






















See Notes to Consolidated Financial Statements
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended June 30, 2001
(Unaudited)

1. The accompanying unaudited consolidated financial statements of Metalclad Corporation and its subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of what results will be for the year ending December 31, 2001. These statements should be read in conjunction with the consolidated financial statements and notes thereto, and the report of independent auditors which was qualified due to substantial doubt about the Company's ability to continue as a going concern, included in the Company's Form 10-K for the year ended December
31, 2000.

2. Included in net assets of discontinued operations at September 30, 2001 and December 31, 2000 is approximately
$4,780,000 and $4,816,000, respectively. These assets represent the Company's net investment in its completed hazardous waste treatment facility in the State of San Luis Potosi, Mexico, known as "El Confin". Upon payment of the NAFTA award by Mexico, the landfill will become the property of the Mexican government and its net asset value will be written off by the Company. For the nine months ended September 30, 2001, the Company has expensed
$402,000 in costs, primarily consisting of legal fees. (See Part II, Item 5 and Note 7.)

3. In March, 2001, the Company initiated an effort to raise additional capital in support of its defense of its NAFTA award and for working capital for its headquarter's operations. The privately-placed financing offering consisted of an investment unit, priced at $1.00, comprised of one share of common stock and one common stock purchase warrant exercisable at $1.50. The Company's goal was to raise $600,000. As of September 30, 2001, $600,000 of proceeds from this financing was received.

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

    On September 16, 2001, the $1,000,000 bridge loan was converted to an accounts receivable revolving line of credit. The interest rate is based on the bank's reference rate plus .25%.
During the period, this interest rate ranged between 6.75% and 6.25%.

5. In June 2001, the Board of Directors approved the granting of options to purchase 425,000 shares of common stock exercisable at $2.00 per share, vesting over a three-year period as follows:
Mr. Kesler, 200,000 shares; Mr. Dabbene, 150,000 shares; Mr. Pacini, 25,000 shares; Mr. Talbot, 25,000 shares; and Mr. Haglund, 25,000 shares. Additionally, under the Company's Formula Award Rider to the 2000 Omnibus Stock Option and Incentive Plan, the members of the Compensation Committee each received option awards, as of June 1, 2000, for 20,000 shares of common stock, exercisable at $2.00 per share and vesting over a three-year period. On June 1, and June 6, 2001, the quoted market price of the Company's common stock was $1.60 and $1.50, respectively.

6. The gain or loss per share amounts for the nine months ended September 30, 2001 and September 30, 2000 were computed by dividing the net gain or loss by the weighted average shares outstanding during the applicable period. A calculation of dilutive potential common shares was performed in accordance with the treasury stock method, which assumes that proceeds from the exercise of all warrants and options are used to repurchase common stock at market value. Upon calculation of the weighted average stock price for the quarter ended September 30, 2001, it was determined that the options and warrants were anti-dilutive for the periods presented.

7. On October 26, 2001, the Company completed the settlement agreement with the United Mexican States. All documents have been signed and Mexico has taken possession of the landfill facility. In return, the Company received payment of US $16,002,433. This closes all present NAFTA related claims proceedings. (See Part II, Item 5.)


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF
                       OPERATION

    All statements, other than statements of historical fact, included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Metalclad Corporation (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-Q. Such potential risks and uncertainties include, without limitation, competitive pricing and other pressures from other businesses in the Company's markets, economic conditions generally and in the Company's primary markets, availability of capital, cost of labor, and other risk factors detailed herein and in other of the Company's filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this Form 10-Q and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements.

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

    Three Months Ended September 30, 2001 and 2000:

    Insulation Business. Total revenues from the insulation business for the three months ended September 30, 2001 were $3,314,000 as compared to $4,026,000 for the comparable period ended September 30, 2000, a decrease of 18%. This decrease is primarily due to the seasonality of work with major customers. Total operating expenses for the three months ended September 30, 2001 were $3,137,000 as compared to $3,984,000 for the comparable period ended September 30, 2000, a decrease of 21%. This decrease is in line with the decrease in revenues.

    Contract Revenues. Contract revenues for the three months ended September 30, 2001 were $3,314,000 as compared to $4,025,000 for the three months ended September 30, 2000, a decrease of 18%. This decrease is attributed to the seasonality of work with our client base and as a result of the California summer energy shortages, requiring power plants to delay their summer maintenance outages.

    Contract and Material Costs. Contract and material costs and expenses were $2,729,000 for the three months ended September 30, 2001 as compared to $3,625,000 for the three months ended September 30, 2000, a decrease of 25%. This decrease is consistent with the Company's decrease in revenues.

    Selling, General and Administrative Costs. Selling, general and administrative costs for the three months ended
September 30, 2001 were $407,000 as compared to $358,000 for the comparable period ended September 30, 2000, an increase of 14%, primarily due to increased marketing efforts.

    Discontinued Operations.  Effective October 8, 1999, the
Company sold its interests in Administracion Residuos Industriales, S.A. de C.V., Ecosistemas Nacionales, S.A. de C.V. and Ecosistemas
El Llano, S.A. de C.V. The Company also intends to dispose of its interests in Ecosistemas del Potosi, S.A. de C.V. and Confinamiento Tecnico de Residuos Industriales, S.A. de C.V., pending resolution of the NAFTA claim. For the three months ended September 30, 2001, the Company has expensed $130,000 in fees for the continuing costs of the NAFTA proceedings. This amount has been expensed to discontinued operations for the three months ended September 30, 2001. It is believed that future costs, if any, will not be material.

    Corporate Expense. Corporate expenses were $155,000 for the three months ended September 30, 2001 as compared to $665,000 for the three months ended September 30, 2000, a decrease of 77%. This decrease is due primarily to a reduction in legal fees associated with litigation, which was settled in the year ended 2000.

    Interest Expense. Interest expense for the three months ended September 30, 2001 was $20,000 as compared to interest expense of $62,000 for the three months ended September 30, 2000.
This decrease is due to the reduction in outstanding loan balances from September 2000 to September 2001, primarily as a result of conversions of debt to equity and the refinancing of debt.

Consolidated Results

    The Company experienced a net loss of $128,000 for the three months ended September 30, 2001 as compared to a net loss of $684,000 for the comparable period ended September 30, 2000, a decrease of 81%. Net income from continuing operations was $2,000 for the three months ended September 30, 2001 as compared to a net loss from continuing operations of $684,000 for the comparable period ended September 30, 2000, primarily due to lower legal costs associated with completed litigation and higher gross operating profits as a result of improved margins in the insulation business.


    Nine Months Ended September 30, 2001 and 2000:

    Insulation Business. Total revenues from the insulation business for the nine months ended September 30, 2001 were $14,520,000 as compared to $12,170,000 for the comparable period ended September 30, 2000, an increase of 19%. This increase is primarily due to increased work with a major customer and the addition of several new clients. Total expenses for the nine months ended September 30, 2001 were $13,675,000 as compared to $11,834,000 for the comparable period ended
September 30, 2000, an increase of 16%. This increase is in line with the increase in revenues.

    Contract Revenues. Contract revenues for the nine months ended September 30, 2001 were $14,509,000 as compared to $12,160,000 for the nine months ended September 30, 2000, an increase of 19%. This increase is attributed to the Company's efforts to diversify its client base, including its entry into the commercial insulation market.

    Contract and Material Costs. Contract and material costs and expenses were $12,522,000 for the nine months ended September 30, 2001 as compared to $10,755,000 for the nine months ended September 30, 2000, an increase of 16%. This increase is consistent with the Company's increase in revenues.

    Selling, General and Administrative Costs. Selling, general and administrative costs for the nine months ended September 30, 2001 were $1,153,000 as compared to $1,079,000 for the comparable period ended September 30, 2000, an increase of 7%, due to the increased volume of work in the period and increased marketing efforts.

    Discontinued Operations.  Effective October 8, 1999, the
Company sold its interests in Administracion Residuos Industriales, S.A. de C.V., Ecosistemas Nacionales, S.A. de C.V. and Ecosistemas
El Llano, S.A. de C.V. The Company also intends to dispose of its interests in Ecosistemas del Potosi, S.A. de C.V. and Confinamiento Tecnico de Residuos Industriales, S.A. de C.V., pending resolution of the NAFTA claim. As of December 31, 2000, the Company's remaining provision for anticipated costs to complete the ongoing NAFTA claim process was $16,000. For the nine months ended September 30, 2001, the Company has expensed, net of this accrual, $402,000 in costs, primarily consisting of legal fees for the NAFTA proceedings. This net amount has been expensed to discontinued operations for the nine months ended September 30, 2001. It is believed that future costs, if any, will not be material.

    Corporate Expense. Corporate expenses were $823,000 for the nine months ended September 30, 2001 as compared to $1,537,000 for the nine months ended September 30, 2000, a decrease of 46%. This decrease is due primarily to a reduction in legal fees associated with prior litigation related to the warrant ratched provision, previously disclosed, which was settled in the year ended 2000.

    Interest Expense. Interest expense for the nine months ended September 30, 2001 was $104,000 as compared to interest expense of $193,000 for the nine months ended September 30, 2000.
This decrease is due to the reduction in outstanding loan balances from September 2000 to September 2001, primarily as a result of conversions of debt to equity and the refinancing of debt.

Consolidated Results

    The Company experienced a net loss of $481,000 for the nine months ended September 30, 2001 as compared to a net loss of $1,448,000 for the comparable period ended September 30, 2000, a decrease of 67%. The net loss from continuing operations was $79,000 for the nine months ended September 30, 2001 as compared to a net loss of $1,385,000 for the comparable period ended September 30, 2000, primarily due to lower legal costs associated with completed litigation and higher gross operating profits as a result of an increased volume of work in the insulation business.

Liquidity and Capital Resources
690:
    During the nine months ended September 30, 2000, the Company received approximately $934,000 from the exercise of warrants in exchange for issuing 291,000 new shares of common stock.

    During the nine months ended September 30, 2001, the Company received approximately $600,000 for the issuance of 600,000 investment units, consisting of one share of common stock and one common stock purchase warrant exercisable at $1.50.
(See Note 3.)

    The Company had positive working capital at September 30, 2001 of $859,000 compared to positive working capital of $753,000 at December 31, 2000. The Company had cash and cash equivalents at September 30, 2001 of $1,325,000 and $354,000 at December 31,
2000. Cash provided by continuing operations for the nine months ended September 30, 2001 was $826,000 compared to cash used of $1,196,000 for the nine months ended September 30, 2000. Cash used by discontinued operations for the nine months ended September 30, 2001 was $366,000 compared to $385,000 for the nine months ended
September 30, 2000.  Cash used in operating activities for the nine months ended September 30, 2001 was funded primarily by proceeds from the sale of stock and warrants during the period and the collection of accounts receivable.

    For the nine months ended September 30, 2001 the Company generated cash flow from continuing operations of $826,000, including $2,853,000 in positive cash flow related to the insulation business due primarily to a higher volume of work in the first nine months of 2001 versus 2000 and the collection of accounts receivable. The offsetting negative cash flow is related to corporate activities, the Company's NAFTA claim, along with general and administrative expenses without revenues to offset such expenses. On October 26, 2001, the Company completed the settlement agreement with the United Mexican States and received payment of US $16,002,433. (See Part II, Item 5, Other Information.)


PART II

OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

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

    On January 2, 1997 the Company filed a claim against the United Mexican States under the provisions of the North American Free Trade Agreement. The Company alleged that since it was not being allowed to operate its legally authorized and completed landfill facility in San Luis Potosi, Mexico, it had been effectively expropriated. On August 30, 2000, the tribunal issued its decision. It ruled that Mexico had indirectly expropriated the Company's investment in its completed landfill facility. The tribunal awarded $16,685,000 with interest, accruing at 6% per annum compounded monthly, beginning October 15, 2000. On
October 27, 2000, the United Mexican States filed a petition with the Supreme Court of British Columbia, Canada, seeking to have the award set aside by the court under the Commercial
Arbitration Act of Canada. On November 14, 2000, the filing was amended to also seek a setting aside of the award under the International Commercial Arbitration Act. A hearing on the case was completed on March 2, 2001. On May 2, 2001 the Supreme Court of British Columbia issued its ruling, which upheld a finding of expropriation and upheld an award of damages to the Company, although modifying the interest calculation. On May 24, 2001, the Company was advised that Mexico would appeal again, this time to the British
Columbia Court of Appeal. The appeal was joined with a cross-appeal by the Company and filed before the end of May 2001. On June 4, 2001, the United Mexican States made a written offer of settlement for $15,626,260 plus interest of $2,599 per day after June 1, 2001. The Company accepted the offer on June 11, 2001 provided that the payment be made without reduction or offset. On October 26, 2001, the Company completed the settlement agreement with the United
Mexican States. All documents have been signed and Mexico has taken possession of the landfill facility. In return, the Company received payment of US $16,002,433.
This closes all NAFTA related claims proceedings.

    In October 1999, the Company completed a sale of its operating businesses and its development project located in Aguascalientes, Mexico.
The sale specifically excluded those Mexican assets involved in the NAFTA claim. Under the terms of the sale the Company received an initial cash payment of $125,000. Furthermore, the sale terms stipulate payment of up to $5,000,000, in stages, as various benchmarks are achieved in the operation of the business as well as the buyer's assumption of all liabilities. To date, the Company believes that the buyer has not achieved any of the milestones necessary to trigger additional payments. Moreover, the Company believes that the buyer is in default of its agreement with the Company under the indemnity provisions and may have committed fraud in attempting to assign its interest in the companies purchased to a former employee of Metalclad. The Company has engaged counsel and believes it has a cause of action against the buyer and the former Company employee and the Orange County, California based parent of the buyer as a result of representations said parent made relative to giving the buyer financial support in its acquisition of the companies purchased. The defendants are now moving for an arbitration proceeding in Mexico, which would stay the actions in California pending its completion. The Company believes strongly in the merits of its case, but cannot assure its outcome. If the Company is not successful in this litigation, it would result in writing off the $779,000 note receivable, which was recorded at the date of sale.


ITEM 2.  CHANGES IN SECURITIES

    During the nine months ended September 30, 2001 the Company sold 600,000 investor units consisting of one share of common stock and one common stock purchase warrant, for a potential total of 1,200,000 common shares if all the warrants are exercised. These shares are unregistered and were sold pursuant to Rule 506 of Regulation D under the Securities Act of 1933. The Company received $600,000 in connection with this transaction.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On September 25, 2001, the Company held its Annual Meeting of
Shareholders in Newport Beach, California. The following matters were presented for the approval of the shareholders with the results presented:

    a. The election of five members to the Board of Directors of the Company, to serve until the next annual meeting. The results of the shareholders' votes were as follows:

                                            For       Against     Abstain
                                            ---------    -------     -------
     Grant S. Kesler                  6,387,508     94,380         -
     Anthony C. Dabbene        6,387,968     94,380         -
     Bruce H. Haglund             6,387,943     94,380         -
     Raymond J. Pacini           6,387,943     94,380         -
     J. Thomas Talbot              6,387,968     94,380         -

    b. To ratify the appointment of Moss Adams LLP as the independent public accountants of the Company for the year ended December 31, 2001. The results were as follows:

                                            For       Against     Abstain
                                       ---------    -------     -------
                                    6,400,821     66,730      16,274


ITEM 5.  OTHER INFORMATION

    On October 26, 2001, the Company completed the settlement agreement with the United Mexican States. All documents have been signed and Mexico has taken possession of the landfill facility. In return, the Company received payment of US $16,002,433. This closes all present NAFTA related claims proceedings.

    Listed below are the financial statements, pro forma financial information and exhibits filed as a part of this report:

       -Unaudited Pro forma Condensed Consolidated Balance
Sheets as of September 30, 2001

       -Unaudited Pro forma Condensed Consolidated Statement of
Operations for the Nine Months Ended September 30, 2001

       -Notes to Unaudited Pro forma Condensed Consolidated
Financial Statements

    The pro forma data is presented for informational purposes and may not be indicative of the future results of operations and financial position of the Company or what the results of operations and financial position of the Company would have been had the disposition occurred immediately prior to the periods indicated.

    These pro forma condensed consolidated financial statements should be read in conjunction with the historical consolidated financial statements and the related notes thereto of Metalclad Corporation, which are hereby incorporated by reference.

METALCLAD CORPORATION AND SUBSIDIARIES
PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2001
(Unaudited)

                            As reported
                            in Form 10Q                          Pro forma
                               as of        Pro forma              as of
                           Sept. 30, 2001  Adjustments         Sept. 30, 2001
                           --------------  -----------         --------------
ASSETS

Current Assets:
  Cash and cash equivalents  $ 1,324,853   $16,002,433(1)        $17,327,286
  Accounts receivable, net     1,896,303             -             1,896,303
  Inventories                    162,543             -               162,543
  Receivables from related
   parties                       218,939             -               218,939
  Other current assets           385,485             -               385,485
                              ----------    ----------            ----------
  Total current assets         3,988,123    16,002,433            19,990,556

Property, plant and
  equipment, net                 375,754             -               375,754
Net assets of discontinued
  operations                   4,946,549    (4,946,549)(2)                 -
Note receivable-sale of
  Mexican assets                 779,402             -               779,402
Other assets                      24,311             -                24,311
                              ----------    ----------            ----------
                             $10,114,139   $11,055,884           $21,170,023
                              ==========    ==========            ==========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable           $ 1,106,321   $         -            $1,106,321
  Other accounts payable         166,483     2,300,000(3,5)        2,466,483
  Accrued expenses/income
    taxes                        711,595             -               711,595
  Current portion of long-
    term debt                    145,203             -               145,203
  Note payable-bank revolving
    credit line                1,000,000             -             1,000,000
                              ----------    ----------            ----------
    Total current liabilities  3,129,602     2,300,000             5,429,602

Long-term debt, less current
  portion                        174,767             -               174,767
                              ----------    ----------            ----------
                               3,304,369     2,300,000             5,604,369



Shareholders' equity:
  Common stock                   744,801             -               744,801
  Additional paid in capital  68,496,871             -            68,496,871
  Accumulated deficit       (60,352,295)     7,200,461(1,2,3,4,5)(53,151,834)
  Officers' receivable         (524,184)             -              (524,184)
 Accumulated other compre-
    hensive income            (1,555,423)    1,555,423(4)                  -
                              ----------    ----------            ----------
                               6,809,770     8,755,884            15,565,654
                              ----------     ----------           ----------
                             $10,114,139    $11,055.994          $21,170,023
                              ==========     ==========           ==========

587:

589:    See Notes to Unaudited Pro Forma Condensed Consolidated Financial Statements


METALCLAD CORPORATION AND SUBSIDIARIES

PRO FORMA CONDENSED STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
(Unaudited)

                      As reported in
                     Form 10Q for the                    Pro forma for the
                    nine months ended  Pro forma         nine months ended
                      Sept. 30, 2001   Adjustments         Sept. 30, 2001
                    -----------------  -----------       -----------------
Revenue:
  Contract revenues    $14,508,774     $         -          $14,508,774
  Other income              11,449               -               11,449
                        ----------      ----------           ----------
                        14,520,223               -           14,520,223

Operating Costs and
Expenses:
  Contract costs and
    expenses            12,522,155               -           12,522,155
  Selling, general
    and admin.           1,152,548               -            1,152,548
                        ----------      ----------           ----------
Operating income-
Insulation business        845,520               -              845,520
Corporate expense         (823,010)              -             (823,010)
                        ----------      ----------           ----------
Operating profit (loss)     22,510               -               22,510
Interest (expense)/income (103,874)              -             (103,874)
Other income (expense)       2,293               -                2,293
                        ----------      ----------           ----------
Loss from continuing
operations before
income taxes           $   (79,071)    $         -          $   (79,071)
                        ==========      ==========           ==========

Weighted average
number of shares         7,084,6766

Gain(loss) per share
of common stock,
continuing operations-
basic and diluted         ($0.01)
                           =====            ====                =====





See Notes to Unaudited Pro Forma Condensed Consolidated Financial Statements


METALCLAD CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED PRO FORMA
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1  Unaudited Pro Forma Adjustments:

      (1) Record NAFTA cash settlement of $16,002,433.

      (2) To write-off the balance of Net Assets of Discontinued Operations due to the transfer of title condition of the final NAFTA settlement. These assets are comprised of capitalized landfill costs in the US in the amount of $2,185,950, fixed assets recorded in Mexico in the amount of $2,275,509 and
US goodwill net of accumulated Mexican entity losses of approximately
$485,090.   This $4,946,549 is net of approximately $15.5 million in previously expensed costs associated with the facility.

       (3) To accrue certain estimated legal, compensation and administrative costs, of $2,100,000 associated with the NAFTA settlement, which were contingent upon settlement and receipt of the NAFTA award.

       (4) Adjustment to record the recognition of the accumulated foreign currency translation losses of $1,555,423 associated with the net assets included in NAFTA settlement.

       (5) To accrue estimated income taxes in the amount of $200,000 associated with Federal and State Alternative Minimum Tax.


SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              METALCLAD CORPORATION

Date:  November 6, 2001
                              By:  /s/Anthony C. Dabbene
                                 --------------------------------
                                 Anthony C. Dabbene
                                 Chief Financial Officer
                                (Principal Accounting Officer)