Form 10-K
period 2001-12-31
METALCLAD CORP
filed 2002-03-29
CIK 13547

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-K

(Mark One)
( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                  For the year ended December 31, 2001

                     Commission File Number 0-2000


                         METALCLAD CORPORATION
         (Exact name of registrant as specified in its charter)

            Delaware                                    95-2368719
-------------------------------                   ------------------------
(State or other jurisdiction of                   (I.R.S. Employer ID No.)
 incorporation or organization)


      800 Nicollet Mall, Suite 2690
      Minneapolis, Minnesota                               55402
---------------------------------------                  ----------
(Address of Principal Executive Office)                  (Zip Code)


           Registrant's telephone number, including area code
           --------------------------------------------------
                             (612) 333-0614


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

     The aggregate market value of the Common Stock held by non-affiliates of the registrant on March 7, 2002 was approximately $12,600,000, based upon the average of the bid and asked prices of the Common Stock, as reported on The Nasdaq Stock Market'.

     The number of shares of the Common Stock of the registrant outstanding as of March 7, 2002 was 7,674,015.

     Documents incorporated by reference:

     Portions of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2002 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

     All statements, other than statements of historical fact, included in this Form 10-K, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business", are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Such forward-looking statements involve assumptions, known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Metalclad Corporation (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-K. Such potential risks and uncertainties include, without limitation, potential reversion of liability for the companies sold in Mexico; competitive pricing and other pressures from other businesses in the Company's markets; adequacy of insurance, including the adequacy of insurance to cover potential future asbestos-related injury claims; economic conditions generally and in the Company's primary markets; availability of capital; cost of labor; and other risk factors detailed herein and in other of the Company's filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this Form 10-K and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements.


                                 PART I

ITEM 1.  BUSINESS

(a) Principal Offices.

    On February 14, 2002, the Company's principal executive offices were moved to 800 Nicollet Mall, Suite 2690, Minneapolis, Minnesota 55402. The Company's telephone number is (612) 333-0614. Until February 14, 2002, the Company's principal executive offices were located at 2
Corporate Plaza, Suite 125, Newport Beach, California 92660.

(b) General Development of Business


     Corporate Structure. The Company, incorporated originally in 1947 as an Arizona corporation, was reincorporated in Delaware on November 24, 1993. The Company conducts its business through three wholly owned subsidiaries: Eco-Metalclad ("Eco-MTLC"), a Utah corporation, Metalclad Insulation Corporation ("MIC"), a California corporation and Metalclad Environmental Contractors ("MEC"), a California corporation. As of December 31, 2001, both Eco-MTLC and MEC became inactive. In the past, the Company conducted business in Mexico in three wholly owned subsidiaries, which as of December 31, 2001 became inactive: Ecosistemas del Potosi, S.A. de C.V. ("ECOPSA"), Consultoria Ambiental Total, S.A. de C.V. ("CATSA") and Confinamiento Tecnico de Residues Industriales, S.A. de C.V. ("COTERIN").

     Unless otherwise indicated, the term "Company" refers to Metalclad Corporation and its United States and, where appropriate, Mexican subsidiaries.

     On December 20, 2001, Mr. Wayne Mills filed Form 13D/A with the Securities and Exchange Commission, indicating his intent to seek a change in management and the Board of the Company. Mr. Mills indicated that, absent a cooperative solution, he would seek shareholder consents to replace the entire Board. It was management's decision that the shareholders would benefit by not involving the Company in a proxy contest, which would hinder its opportunity to move forward with its strategy for growth. Consequently, on February 13, 2002, Grant S. Kesler, Anthony C. Dabbene and Bruce H. Haglund resigned as members of the Board of Directors of the Company. The remaining members of the Board of Directors elected Messrs. Wayne W. Mills, Kenneth W. Brimmer, Gary W. Copperud and Joseph M. Senser to fill an existing vacancy on the Board of Directors and the vacancies created by the resignations of Messrs. Kesler, Dabbene and Haglund. In addition, Messrs. Kesler and Dabbene resigned as officers of the Company and Mr. Mills was elected President and Chief Executive Officer and Brian D. Niebur was elected Treasurer and Chief Financial Officer.

     Business in the United States. For over 30 years, the Company has been providing insulation and asbestos abatement services, primarily on the West Coast. Through MIC, the Company provides these services to a wide range of industrial, commercial and public agency clients. Insulation services include the installation of high- and low-temperature insulation on pipe, ducts, furnaces, boilers, and other types of industrial equipment and commercial applications. Asbestos abatement services include removal and disposal of asbestos-containing products in similar applications. The Company fabricates specialty items for the insulation industry, and sells insulation material and accessories incident to its services business to its customers as well as to other contractors. A diverse list of clientele includes refineries, utilities, chemical/petrochemical plants, manufacturing facilities, commercial properties, office buildings, and various governmental facilities.

     Former Business in Mexico. In 1991, the Company embarked on a strategy to develop an integrated industrial waste management business in Mexico. Through acquisitions and development of projects, it was the Company's intent to provide a full-service network of locations, including treatment and disposal facilities, to provide professional, environmentally safe, handling and disposal of industrial waste streams.

     After eight years of developing this business, the Company determined that its efforts would not be successful due to political opposition in Mexico. In 1997, the Company filed a $90 million claim against the Mexican government under the North American Free Trade Agreement ("NAFTA") to recover the value of its investment in a completed, but unopened, treatment, storage and disposal ("TSD") facility in San Luis Potosi. In 1999, the Company sold its operating and project development subsidiaries in Mexico (except the assets associated with its NAFTA claim) and withdrew from the Mexican market. In October 2001, the Mexican government paid the Company $16,002,000 in settlement of the NAFTA claim, and in connection with that settlement, the Company transferred its remaining Mexican assets to the Mexican government, with the exception of approximately 227 acres of land. (See
Item 2, Properties, Item 3, Legal Proceedings, and Note B of the Financial Statements.)

(c) Narrative Description of Business

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


     The Company removes all forms of ACM after first treating the asbestos with water and a wetting agent to minimize fiber release. Dry removal is conducted in special cases where wetting is not feasible, provided Environmental Protection Agency ("EPA") approval is obtained. The Company's workers also remove pipe insulation by cutting the wrapping into sections in an enclosed containment area or utilizing special "glovebags" which provide containment around the section of pipe insulation being removed. In some instances, the Company performs asbestos removal and provides related re-insulation contracting services, including insulation material sales; in other cases, the Company performs only asbestos removal services

     Insulation Contracts. The Company obtains contracts, which ordinarily fall within one of the types set forth below, on the basis of either competitive bids or direct negotiations:

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


     Operations and Employee Safety. All contract work is performed by trained Company personnel and supervised by project managers trained and experienced in construction and asbestos abatement. Each employee involved in asbestos abatement must complete a general training and safety program conducted by the Company. Training topics include approved work procedures, instruction on protective equipment and personal safety, dangers of asbestos, methods for controlling friable asbestos and asbestos transportation and handling procedures. In addition, all full-time employees engaged in asbestos abatement activities are required to attend a minimum four-day course approved by EPA and the Occupational Safety and Health Administration ("OSHA"), and all supervisors of abatement projects are required to attend an eight-hour first aid/CPR/safety course and an eight-hour EPA/AHERA refresher course annually. One of the Company's full-time employees and 22 hourly employees have been trained and certified as "competent individuals" under EPA regulations relating to the training of asbestos abatement workers. All employees are issued detailed training materials and the Company typically conducts a job safety analysis in the job bidding stage.

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

     Curtom-Metalclad Joint Venture. In 1989, the Company entered into a joint venture with a minority service firm, which qualifies for preferential contract bidding because of minority status, with the Company owning a 49% interest in the joint venture. The joint venture, known as "Curtom-Metalclad," submits bids for insulation and asbestos abatement services. When contracts are obtained by the joint venture, the Company performs the work specified in the contract as a subcontractor to the joint venture. The Company also receives an interest in 49% of the profits or losses of the joint venture. Sales for the year ended December 31, 2001 to Curtom-Metalclad were approximately $7,132,000 or 40% of revenue. Curtom-Metalclad's operations and financial position are not material to the Company taken as a whole. Additionally, the assets and liabilities held by the joint venture are insignificant.

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

     Customers. The Company's insulation customers are categorized as Industrial or Commercial. The Industrial customers are predominately public utilities (power, natural gas and water/water treatment), major oil companies for oil refineries and petrochemical plants, chemical and food processors, other heavy manufacturers, and engineering/ construction companies. The Commercial customers are primarily government installations, schools, hospitals, institutions, an array of manufacturing/commercial facilities, and the general or mechanical construction contractors. During 2001, the Company earned a significant portion of its revenues from Southern California Edison Company (36%) (through Curtom-Metalclad), AES Corporation (9%) and Equilon Enterprises LLC (11%). The Company anticipates that a significant portion of its revenues in 2002 will continue to be from work performed for these customers. (See Note M to the Financial Statements.)

     Competition. Competition in the insulation contracting services business is intense and is expected to remain intense in the foreseeable future. Competition includes a few national and regional companies that provide integrated services and many regional and local companies that provide insulation and asbestos abatement specialty contracting services. Most of the national and regional competitors providing integrated services are well established and have substantially greater marketing, financial, and technological resources than the Company. The regional and local specialty contracting companies which compete with the Company either provide one service or they provide integrated services by subcontracting part of their services to other companies. The Company believes that the primary competitive factors for its services are price, technical performance, and reliability. The Company obtains a significant number of its insulation service contracts through the competitive bidding process. The Company believes that its bids are competitively priced and anticipates that in the future its bids will continue to be competitively priced with bids submitted by others.

     Insurance and Bonding. The Company's combined general liability and contractor pollution insurance policy provides base coverage of $1,000,000 per occurrence and excess liability coverage of $10,000,000. The Company's current insulation and asbestos abatement services customers do not generally require performance bonds. The Company believes, however, that its current bonding arrangements are adequate for the Company's anticipated future needs. The Company has historically carried insurance for liability associated with the sale of asbestos bearing materials. Because of the age of the Company there have been several different insurance carriers. As claims are made for liability associated with asbestos those claims are managed by counsel for the Company and submitted to the appropriate insurance carrier for defense depending upon the date the claim originated. It has been more than 25 years since the Company supplied any asbestos bearing material. The Company believes that it has adequate insurance coverage for all current claims. If such claims increase significantly, however, there is no assurance that such coverage will continue to be adequate.

     Backlog. The Company's backlog for insulation services at December 31, 2001 and December 31, 2000 was $13,200,000 and $20,500,000,
respectively. The backlog has been reduced due to continuing work on existing contracts including a major asbestos abatement project at the San Onofre Nuclear Plant and a utility pole abatement project for Southern California Edison Company, both of which are slated for completion during 2002. Backlog is calculated in terms of estimated revenues on fixed-price and cost-plus projects in progress or for which contracts have been executed. The Company believes that backlog as of any date is not necessarily indicative of future revenues. The Company estimates that its entire backlog as of December 31, 2001 will be completed during the next eighteen months. The majority of the Company's present business is on cost-plus contracts for which backlog is estimated. The Company fulfills product and supply orders promptly, and there is no backlog in the material sales business.

     Employees. As of December 31, 2001, the Company had four full-time salaried employees in its executive offices and 13 full-time salaried employees in its insulation business, for a total of 17 employees.
These include three executive officers, project managers/estimators, purchasing, accounting, and office staff.

     As of December 31, 2001, the Company employed approximately 82 hourly employees for insulation contracting services, nearly all of whom are members of the International Association of Heat and Frost Insulators and Asbestos Workers ("AFL-CIO"). The Company is a party to agreements with various local chapters of various trade unions. The number of hourly employees employed by the Company fluctuates depending upon the number and size of projects that the Company has under construction at any particular time. It has been the Company's experience that hourly employees are generally available for its projects, and the Company has continuously employed a number of them on various projects over an extended period of time. The Company considers its relations with its hourly employees and the unions representing them to be good, and has experienced no recent work stoppages due to strikes by such employees. Additionally, the trade union agreements the Company is a party to include no strike, no work stoppage provisions. Certain of these agreements expire in June, August and December of 2003 and July 2004.

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

     The Company believes that it is substantially in compliance with all regulations relating to its asbestos abatement operations, and currently has all material government permits, licenses, qualifications and approvals required for its operations

ITEM 2.  PROPERTIES

     The Company leases space for its offices and warehouse facilities under leases of varying terms at rentals aggregating approximately $28,824 per month. The Company's executive offices are located in Minneapolis, Minnesota, which consists of approximately 2,400 square feet leased at a current rate of $6,900 per month. This lease is a month-to-month lease. The Company also maintains an office in Newport Beach, California, which consists of approximately 3,000 square feet leased at a current rate of $6,997 per month. The Newport Beach lease expires in September, 2002 at which time the Company plans to close that office. Facilities in Anaheim, California house the Southern California industrial insulation services and the insulation material sales operations. The Anaheim facility consists of 26,000 square feet of office and warehouse space that is leased at the current rate of $14,927 per month. The Anaheim lease expires in April, 2002. The Company has entered into an agreement to purchase its Anaheim facility for $2,047,000. This purchase is expected to close in April, 2002.

     ECOPSA owns an approximately 92-hectare parcel (approximately 227 acres) of land in Santa Maria del Rio near San Luis Potosi, Mexico. The Company is presently attempting to dispose of this property. Any sale or disposition will have no material effect on the Company.

     Management believes properties currently leased by the Company are adequate for its operations for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

Asbestos Related Claims

     Given the Company's long history in the insulation business and in the sale of insulation materials, it is subject to various claims related to prior asbestos-related business as well as its current business. While the number of these claims is over 300, the Company believes it has adequate insurance in place, had adequate insurance in prior years, and is vigorously defending all claims. The Company does not believe that these claims, individually or in the aggregate, will have a material adverse effect on its financial condition. If such claims increase significantly, however, there is no assurance that such insurance coverage will continue to be adequate or that such claims will not have a material adverse effect on the Company's financial condition.

Claims Against Mexico

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

     On October 27, 2000, the United Mexican States filed a petition with the Supreme Court of British Columbia, Canada, seeking to have the award set aside by the court under the Commercial Arbitration Act of Canada. On November 14, 2000, the filing was amended to also seek a setting aside of the award under the International Commercial Arbitration Act. A hearing on the case was completed on March 2, 2001. On May 2, 2001, the court substantially upheld the position of the Company. On May 31, 2001, Mexico filed papers with the British Columbia Court of Appeals to try to overturn the ruling of the Supreme Court of British Columbia. On October 26, 2001, the company reached a settlement with the United Mexican States whereby the Company received $16,002,000 in full settlement of its NAFTA claim. In return, the United Mexican States received the landfill property and improvements as well as assumption of all obligations associated with remediation.

Claim Against Former Employee, Etc.

     On November 13, 2000, the Company filed a complaint in the Superior Court of California against a former employee, the U.S. parent of the buyer and its representative for breach of contract, fraud, collusion and other causes of action in connection with the Company's sale of its Mexican businesses. This case is one where the Company has suffered damages and continues to accrue damages and a monetary award is sought as the remedy. An arbitration hearing is anticipated to be scheduled for the summer of 2002 in Mexico City, as requested by one of the defendants. This arbitration is solely to determine the validity of the assignment of the purchase and sale agreement by the buyer to a company formed by a former employee. Consequently, until this arbitration is completed, all legal proceedings in Orange County have been stayed.
Upon completion of the arbitration, the Company believes it will be able to move forward in the U.S. with its complaint. No assurances can be given on the outcome. (See Note C to the financial statements.)


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCK
         HOLDER MATTERS

     The Company's Common Stock is traded on The Nasdaq Small Cap Stock Market(r) under the symbol "MTLC." The following table sets forth, for the fiscal periods indicated, the high and low sales prices for the Common Stock as reported by Nasdaq:

                                                    Sales Price
                                                 ----------------
                                                 High         Low
                                                ------      ------
Fiscal Year Ended December 31, 2000
  1st Fiscal Quarter Ended March 31, 2000       $5.5625     $3.25
  2nd Fiscal Quarter Ended June 30, 2000         3.875       3
  3rd Fiscal Quarter Ended September 30, 2000    4.625       2.21875
  4th Fiscal Quarter Ended December 31, 2000     2.90625     1.25

Fiscal Year Ended December 31, 2001
  1st Fiscal Quarter Ended March 31,2001        $2.0312     $0.9375
  2nd Fiscal Quarter Ended June 30, 2001         2.07        1.02
  3rd Fiscal Quarter Ended September 30, 2001    1.98        1.35
  4th Fiscal Quarter Ended December 31, 2001     2.36        1.47

     The Company has not paid any cash dividends on its Common Stock since its incorporation and anticipates that, for the foreseeable future, earnings, if any, will continue to be retained for use in its business. As of March 7, 2002, the approximate number of record holders of the Company's Common Stock was 2,800.


ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data is derived from the consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.


                                                          Year Ended December 31,
                                            -------------------------------------------------------
                                              2001        2000        1999        1998       1997
                                            --------    --------    --------    --------   --------
                                               (in thousands, except share and per share amounts)
Statement of Operations Data(1)
----------------------------
Revenues from continuing operations         $18,008     $17,769     $13,422     $10,009     $8,971
Loss from continuing operations              (1,503)     (1,702)     (1,971)     (1,775)    (2,000)
Income (loss) from discontinued operations    7,079         (63)     (2,228)     (3,003)    (2,610)
Net income (loss)                             5,576      (1,765)     (4,199)     (4,778)    (4,610)

Earnings per share:(2)
Income  (loss) per share of common stock,
  continuing operations-basic                 $(.21)      $(.31)      $(.50)      $(.58)     $(.68)
                                                ===         ===         ===         ===        ===
Income (loss) per share of common stock,
  continuing operations-diluted               $(.21)      $(.31)      $(.50)      $(.58)     $(.68)
                                               ====        ====        ====        ====       ====
Income (loss) per share of common stock,
  discontinued operations-basic                $.98       $(.01)      $(.57)      $(.99)     $(.89)
                                               ====        ====        ====        ====       ====
Income (loss) per share of common stock,
  discontinued operations-diluted              $.97       $(.01)      $(.57)      $(.99)     $(.89)
                                               ====        ====        ====        ====       ====
Income (loss) per share of common stock-basic  $.77       $(.32)     $(1.07)     $(1.57)    $(1.57)
                                               ====        ====        ====        ====       ====
Income (loss) per share of common stock-
        diluted                                $.77       $(.32)     $(1.07)     $(1.57)    $(1.57)
                                               ====        ====        ====        ====       ====

Weighted average shares outstanding-
  basic(2)                                7,200,490   5,470,002   3,918,912   3,036,277  2,943,806
Weighted average shares outstanding-
  diluted(2)                              7,200,490   5,470,002   3,918,912   3,036,277  2,943,806

Balance Sheet Data
------------------
Total assets                                $17,792     $11,422(3)   $9,472(3)  $11,833(3) $12,059(3)
Convertible notes                                 -       1,029       2,071       1,640      1,500
Convertible debentures                            -         310         360       1,202         20
Shareholders' equity                         13,692       6,891(3)    5,155(3)    4,481(3)   8,700(3)

Common shares outstanding(2)              7,448,015   6,581,114   4,859,498   3,056,912  3,006,387

------------------
(1) In the fourth quarter of 1998, the Company committed to a plan to discontinue its operations in Mexico and to seek a buyer.  Consequently, the Statement of Operations Data has been restated to reflect this decision.

(2) Effective July 2, 1999, the Company implemented a 1 for 10 reverse stock split. All prior periods have been restated.

(3) Restated to reflect reclassification of certain related party receivables.


     No dividends were paid or declared during the years ended December 31, 2001, 2000, 1999, 1998 or 1997.


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

     As discussed in Note B to the consolidated financial statements, during the fourth quarter of 1998 the Company committed to a plan to discontinue its Mexican operations and to seek to identify potential buyers for its Mexican business. Consequently, the Company's Mexican operations are classified as discontinued operations. In October 1999, the Company completed the sale of its ownership interests in certain Mexican assets previously classified as discontinued operations. The sale specifically excluded those Mexican assets involved in the NAFTA claim. The terms of this sale stipulate payment of the purchase price in stages as various benchmarks are achieved in the operation of the business, as well as the buyer's assumption of all liabilities. The Company received an initial cash payment of $125,000 and recorded a receivable of $779,000 representing the Company's basis in the assets sold.

     Under the terms of the sale, the Company can receive up to $5,000,000 in payments as certain specific milestones are met. The most significant milestone payments are associated with the buyer's ability to complete and open the Aguascalientes landfill project. If the buyer can obtain all necessary authorizations, complete construction and open the facility, payments totaling $1,125,000 will be due the Company under the milestone payment schedule. To date, the Company believes that the buyer has not achieved any of the milestones necessary to trigger additional payments and has reneged on its commitment to pursue these milestones. Moreover, the Company believes that the buyer is in default of its agreement with the Company under the indemnity provisions and may have committed fraud in attempting to assign its interest in the companies purchased to a former employee of Metalclad. The Company has filed a complaint in the Superior Court of California against the buyer and the former Company employee and the Orange County, California based parent of the buyer as a result of representations said parent made relative to giving the buyer financial support in its acquisition of the companies purchased. On November 13, 2000, a complaint was filed in Orange County with the Superior Court of California. The proceedings have been stayed, pending completion of an arbitration proceeding in Mexico City. It is anticipated that the arbitration will be scheduled in the summer of 2002. The Company cannot predict the duration of these proceedings nor can it assume any outcome and therefore the Company has fully reserved for the note receivable. (See Note C to the financial statements.)

     The Company settled its claims against the United Mexican States in October, 2001, for $16,002,000. This completes the Company's activities in Mexico and essentially closes out all discontinued operations in Mexico.

 Twelve Months Ended December 31, 2001 Compared to Twelve Months Ended
                           December 31, 2000

     Insulation Business. Total revenues were $18,008,000 in 2001 as compared to $17,769,000 for 2000, an increase of 1%. Contract revenues for the twelve months ended December 31, 2001 were $17,865,000 as compared to $17,674,000 for the twelve months ended December 31, 2000, an increase of 1%. The increase is attributed to the continuing work on long-term maintenance projects as well as an increase in asbestos abatement work.

     Contract and Material Costs. Contract and material costs and expenses for the twelve months ended December 31, 2001 were $15,540,000 as compared to $15,753,000 for the twelve months ended December 31, 2000, a decrease of 1%. This decrease is due to the Company's continuing effort to become more efficient in its project operations.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1,616,000 for the twelve months ended December 31, 2001 as compared to $1,553,000 for the twelve months ended December 31, 2000, an increase of 4% due primarily as a result of hiring a new full-time director of marketing.

     Gross Operating Profit. Gross operating profit for the year ended December 31, 2001 was $852,000 as compared to $463,000 for the twelve months ended December 31, 2000, an increase of 84%. This increase is attributed to the performance of several major emergency jobs, early in the year, that allowed for higher contract margins. These emergency jobs were in response to major fires at a refinery and power plant.

     Corporate Expense. Corporate expenses were $1,399,000 for the twelve months ended December 31, 2001 as compared to $1,948,000 for the twelve months ended December 31, 2000, a decrease of 28%. The decline was achieved primarily by reduction in legal costs due to litigation completion related to the NAFTA claim.

     Interest Expense. Interest expense was $132,000 for the twelve months ended December 31, 2001 compared to interest expense of $257,000 for the twelve months ended December 31, 2000. This reduction in interest expense was primarily due to the conversions of debt to equity during the year and the repayment of convertible zero coupon notes, with an interest rate of 15%, partially offset by new bank borrowings with an interest rate of 5%, as of December 31, 2001.

     Other Expense. Other expense of $824,000 in 2001 consists principally of the reserve established for the note receivable related to the sale of the Mexican assets not included in the NAFTA claim.

     Discontinued Operations. The gain of $7,079,000 in 2001 is a result of the settlement of the NAFTA claim, net of all fees and expenses, including the write-off of all assets associated with the claim. No future costs are anticipated, however, if any arise, they will be charged to operations as incurred.

     Consolidated Results. Net income for the year ended December 31, 2001 was $5,576,000 as compared to a loss of $1,765,000 for 2000, an increase of 416%. This increase is primarily a result of the NAFTA settlement.

 Twelve Months Ended December 31, 2000 Compared to Twelve Months Ended
                           December 31, 1999

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

     Gross Operating Profit. Gross operating profit for the year ended December 31, 2000 was $463,000 as compared to $520,000 for the twelve months ended December 31, 1999, a decrease of 11%. This decrease is primarily due to an increase in selling, general and administrative expenses, as discussed above, partially offset by higher gross profit margins.

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

Liquidity and Capital Resources

     As of December 31, 2001, the Company had $13,133,000 in cash and cash equivalents, and working capital of $12,258,000. The Company has a line of credit agreement with a bank for $1,000,000. Borrowings under the agreement are limited to the lower of $1,000,000 or the Company's borrowing base, which consists of a specified percentage of certain accounts receivable. As of December 31, 2001, the Company had a balance of $1,000,000 outstanding on this line of credit.

     Cash provided by continuing operations was $1,187,000 for 2001 compared with a use of cash of $2,357,000 in 2000. For 1999, $1,198,000 of cash was used in continuing operations. In 2001, the positive cash flow from continuing operations was primarily the result of a decrease in accounts receivable. The large workload in the fourth quarter of 2000, as compared with 2001, resulted in a larger accounts receivable balance at December 31, 2000 as compared with December 31, 2001. Cash flows were used primarily to fund operating losses for continuing operations in each of the years 2001, 2000 and 1999, which were partially offset by non-cash expenses for depreciation and amortization in 2001, 2000 and 1999 and the provision for uncollectable notes receivable related to the 1999 sale of Mexican assets in 2001.
Increases in accounts receivable, primarily related to increased revenues, reduced cash flows from continuing operations in 2000 and 1999 by $2,321,000 and $816,000, respectively, while increases in current liabilities, primarily related to the Company's lack of cash and cash equivalents, increased cash flows from continuing operations in 2000 by $1,491,000. Increases in prepaid expenses and other assets, primarily related to prepaid insurance, also resulted in decreased cash flows from continuing operations in 2001 of $361,000.

     Cash provided by discontinued operations was $13,450,000 for 2001 compared with $403,000 and $2,008,000 of cash used in discontinued operations in 2000 and 1999, respectively. In 2001, the positive cash flow from discontinued operations was primarily the result of the $16,002,000 received from the Mexican government as settlement of the Company's claim under the North American Free Trade Agreement, offset by expenses related to the settlement. The cash used in discontinued operations in 2000 and 1999 related primarily to expenses of ceasing business in Mexico and legal costs associated with pursuing the Company's claim under NAFTA.

     Net investing activities used $1,230,000, $99,000 and $47,000 of cash in 2001, 2000 and 1999, respectively. Of these uses, $231,000, $99,000 and $172,000 was used for additions to property and equipment in 2001, 2000 and 1999, respectively, primarily at the Company's subsidiary, Metalclad Insulation Corporation. In 2001, the Company used $1,000,000 of cash to make an equity investment in Catalytic Solutions, Inc. In 1999, proceeds from the sale of the Company's Mexican assets not involved in the NAFTA claim provided $125,000 of cash flow.

     Cash used in financing activities totaled $628,000 in 2001 compared with cash provided by financing activities of $2,444,000 and $3,502,000 in 2000 and 1999, respectively. In 2001, $1,255,000 of cash was loaned to a then principal shareholder of the Company under a note secured by 500,000 shares of the Company's stock. At December 31, 2001, the unsecured portion of this note receivable was $220,000. The Company used $1,176,000 of cash to repay long-term borrowings in 2001, primarily to repay Five-Year Zero Coupon Notes originally issued in December 1997. These uses of cash in 2001 were partially offset by the Company obtaining an accounts receivable revolving line of credit that provided $1,000,000 of cash flow, which was primarily used to repay the Five-Year Zero Coupon Notes discussed above. The line of credit matures on July 1, 2002, but it is anticipated that this facility will be renewed in July 2002. A private placement of the Company's common stock and warrants completed by the Company in March 2001 also provided $600,000 of cash flow in 2001. Long-term borrowings provided $202,000, $301,000 and $901,000 of cash in 2001, 2000 and 1999, respectively. During 2000 and 1999 net cash of $2,196,000 and $2,783,000, respectively, was provided by proceeds from the exercise of stock warrants.

     Given the Company's long history in the insulation business and in the sale of insulation materials, it is subject to various claims related to prior asbestos-related business as well as its current business. While the number of these claims is over 300, the Company believes it has adequate insurance in place, had adequate insurance in prior years, and is vigorously defending all claims. The Company does not believe that these claims, individually or in the aggregate, will have a material adverse effect on its financial condition. If such claims increase significantly, however, there is no assurance that such insurance coverage will continue to be adequate or that such claims will not have a material adverse effect on the Company's financial condition.

     During the three months ended March 31, 2002, the Company will recognize $3,200,000 of expense related to the change of management, including insurance premiums, legal fees, severance pay and relocation of the Company's headquarters. The cash payments related to these expenses will be approximately $2,044,000. The non-cash charges primarily relate to the forgiveness of the loan due from Mr. Kesler and the issuance of common stock to Messrs. Kesler and Dabbene.

     In March 2002, the Company entered into a letter of intent which obligates the Company, subject to its due diligence review, to negotiate in good faith for the purchase from Surg II, Inc. ( a Minnesota corporation) of approximately 120,000,000 shares of Surg II, Inc.'s authorized but unissued common stock for $3,000,000. If the transaction is completed, the Company will own 90% of the outstanding common stock of Surg II, Inc., which it plans to use for the acquisition of a yet uncommitted business enterprise. The common stock of Surg II, Inc. is traded on the NASDAQ Bulletin Board under the symbol SUGR.

     On March 2, 2002, the Company entered into an agreement to purchase the facilities in Anaheim, California, housing the industrial insulation services operations. The purchase price is $2,047,000. It is expected that the Company will finance this purchase through a long-term mortgage on the building.

     During 2001, 2000 and 1999 the Company did not pay or declare any cash dividends and does not intend to pay dividends in the near future.

     Management believes that its cash, cash equivalents and borrowings available under the credit agreement should be sufficient to satisfy its cash requirements.

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

     All shares and per share amounts have been restated to reflect this reverse split of the common shares.

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

Accounting Policies

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. SAB No. 101 establishes guidelines in applying generally accepted accounting principles to the recognition of revenue in financial statements based on the following four criteria: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable and (4) collectability is reasonably assured. SAB 101, as amended by SAB 101B, is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Accordingly, the Company has adopted the new guidance in the quarter ended December 31, 2000 retroactive to the beginning of the year. The adoption of SAB 101 has not had a material effect on its consolidated financial position or results of operations.

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 is effective for the Company's 2001 fiscal year. The adoption of this statement did not have an impact on the results of operations, financial position or cash flows of the Company as the Company does not hold any derivative financial instruments.

     In June 2001, the FASB approved SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is required to be adopted for all business combinations occurring after June 30, 2001 while SFAS no. 142 is required to be adopted for fiscal years beginning after December 15, 2001. SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001.
Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 141 and 142 will not have a significant impact on the results of operations, financial position or cash flows as the Company has not completed any business combinations since June 30, 2001 and does not have any goodwill from past business combinations.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. As used in FAS 143, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002, although earlier application is encouraged. We are currently assessing the impact of SFAS 143 on our operating results and financial condition.

     In October 2001, the FASB issued SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", for long-lived assets to be disposed of by sale, and resolves significant implementation issues related to SFAS 121. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, although earlier application is encouraged. We are currently assessing the impact of SFAS 144 on our operating results and financial condition.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 401 of Regulation S-K is set forth in the Company's 2002 Annual Meeting Proxy Statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2001. The Company's 2002 Annual Meeting Proxy Statement, exclusive of the information set forth under the captions "Report of the Compensation Committee" and "Company Performance," are incorporated herein by this reference.


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 402 of Regulation S-K is set forth in the Company's 2002 Annual Meeting Proxy Statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2001. The Company's 2002 Annual Meeting Proxy Statement, exclusive of the information set forth under the captions "Report of the Compensation Committee" and "Company Performance," are incorporated herein by this reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 403 of Regulation S-K is set forth in the Company's 2002 Annual Meeting Proxy Statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2001. The Company's 2002 Annual Meeting Proxy Statement, exclusive of the information set forth under the captions "Report of the Compensation Committee" and "Company Performance," are incorporated herein by this reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 404 of Regulation S-K is set forth in the Company's 2002 Annual Meeting Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2001. The Company's 2002 Annual Meeting Proxy Statement, exclusive of the information set forth under the captions "Report of the Compensation Committee" and "Company Performance" are incorporated herein by this reference.


                                PART IV

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

     3.  Exhibits

     The following exhibits are being filed with this annual Report on Form 10-K and/or are incorporated by reference therein in accordance with the designated footnote references:

         3. Restated and Amended Certificate of Incorporation and Bylaws of the Company, and all amendments thereto.(1)

         3.1  Form of Certificate for Common Stock(2)

        10.1  Form of 1993 Omnibus Stock Option and Incentive Plan(3)

        10.2  Form of 1996 Omnibus Stock Option and Incentive Plan(4)

        10.3 Employent Agreement between the Company and Grant S. Kesler dated January 1, 1998(5)

        10.4 Employent Agreement between the Company and Anthony C. Dabbene dated January 1, 1998(5)

        10.5 Form of 7% Convertible Debenture Due July 31, 2001 between the Company and The Shaar Fund Ltd. Dated July 30, 1998(6)

        10.6  Form of 2000 Omnibus Stock Option and Incentive Plan(7)

        10.7 Employment Agreement between MIC and Robert D. Rizzo dated September 1, 2000.

        10.8  Decision of NAFTA Tribunal dated August 30, 2000(8)

        10.9  Decision of supreme Court of British Columbia

        10.10 Non-Recourse Security and Pledge Agreement dated December 10, 2001(9)

        10.11 Non-Recourse Secured Note dated December 10, 2001(9)

        10.12 Catalytic Solutions Shareholders Agreement dated November 15, 2001(9)

        10.13 Amended and Restated Articles of Incorporation of
              Catalytic Solutions, Inc. A California Corporation(9)

        10.14 Amended and Restated Employment Agreement between Grant S. Kesler and Metalclad Corporation dated January 1, 2002(10)

        10.15 Amended and Restated Employment Agreement between Anthony
              C. Dabbene and Metalclad Corporation dated January 1,
              2002(10)

        10.16 Consulting Agreement between Grant S. Kesler and Metalclad Corporation dated February 14, 2002(10)

        10.17 Consulting Agreement between Anthony C. Dabbene and
              Metalclad Corporation dated February 14, 2002(10)

        10.18 Amended and Restated Bylaws adopted February 14, 2002(10)

        10.19 Agreement of Purchase and Sale of Anaheim facility at 2198 South Dupont Drive, California 92806

        10.20 Curtom-Metalclad Partnership Agreement and Amendment

        21.   List of Subsidiaries of the Registrant



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

(9) Filed with the Company's Form 8-K on December 21, 2001 and incorporated herein by this reference.

(10) Filed with the Company's Form 8-K on February 28, 2002 and incorporated herein by this reference.

(b) Reports on Form 8-K

     The Company filed Form 8-K on December 21, 2001, relating to a Non-Recourse Security and Pledge Agreement with Blake Capital Partners LLC and Wayne W. Mills, and the Company's participation to the extent of $1,000,000 in a private placement of securities in a compay known as Catalytic Solutions, Inc.

     The Company filed Form 8-K on February 28, 2002, relating to the transition of the Company's Management and Board of Directors.


                         SUPPLEMENTAL INFORMATION

     An annual report and a proxy statement shall be furnished to the security holders of the Company subsequent to the filing of this Form 10-K. The Company shall furnish copies of the annual report to security holders and the proxy statement to the Securities and Exchange
Commission when it is sent to the security holder.


SIGNATURES Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. METALCLAD CORPORATION

                                    By: /s/Brian D. Niebur
                                        -----------------------
										Brian D. Niebur
										Chief Financial Officer
                                        Date: March 29, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signatures                  Title                 Date
    ----------                  -----                 ----
/s/Wayne W. Mills      Chief Executive Officer    March 29, 2002
---------------------  and Director (Principal)
Wayne W. Mills         Executive Officer)

/s/Brian D. Niebur     Chief Financial Officer    March 29, 2002
---------------------  (Principal Financial
Brian Niebur           and Accounting Officer)

/s/Bruce H. Haglund    Secretary and General      March 29, 2002
---------------------  Counsel
Bruce H. Haglund

/s/Kenneth W. Brimmer  Director, Chairman         March 29, 2002
---------------------
Kenneth W. Brimmer

/s/Gary W. Copperud    Director                   March 29, 2002
--------------------
Gary W. Copperud

/s/Daniel D. Lane      Director                   March 29, 2002
--------------------
Daniel D. Lane

/s/Raymond J. Pacini   Director                   March 29, 2002
--------------------
Raymond J. Pacini

/s/Joseph M. Senser    Director                   March 29, 2002
--------------------
Joseph M. Senser

/s/J. Thomas Talbot    Director                   March 29, 2002
--------------------
J. Thomas Talbot



ITEM 14(A)(1) and (2)

                 METALCLAD CORPORATION AND SUBSIDIARIES

               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


The following Consolidated Financial Statements of Metalclad Corporation and subsidiaries are included in Item 8:


Reports of Independent Public Accountants on Consolidated Financial Statements:

Report of Moss Adams  LLP. . . . . . . . . . . . . . . .  F-1


Financial Statements:

     Consolidated Balance Sheets - December 31, 2001
     and 2000. . . . . . . . . . . . . . . . . . . . . .  F-2, 3

     Consolidated Statements of Operations--the Years
     Ended December 31, 2001, 2000 and 1999. . . . . . .  F-4

     Consolidated Statements of Shareholders' Equity-- the Years Ended December 31, 2001, 2000 and 1999 . F-5

     Consolidated Statements of Cash Flows--the Years
     Ended December 31,  2001, 2000 and 1999 . . . . . .  F-6, 7

     Notes to Consolidated Financial Statements. . . . .  F-8


Supplementary Financial Statement Schedules:

     Schedule II - Valuation and Qualifying Accounts . .  F-30







                      INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Shareholders of
Metalclad Corporation:

We have audited the accompanying consolidated balance sheets of Metalclad Corporation (a Delaware Corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metalclad Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The data for the years ended December 31, 2001 and 2000 has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


MOSS ADAMS LLP
Irvine, California
March 15, 2002





                 Metalclad Corporation and Subsidiaries

                      CONSOLIDATED BALANCE SHEETS

                                                             December 31,
                                                      -------------------------
                                                         2001           2000
                                                      -----------    ----------
ASSETS

Current assets:
  Cash and cash equivalents                           $13,133,311    $  354,345
  Accounts receivable, less allowance for
    doubtful accounts of $57,500 and $50,000
    at December 2001 and 2000, respectively             1,853,290     3,965,975
  Costs and estimated earnings in excess of billings
    on uncompleted contracts                              154,601        82,920
  Inventories                                             159,924       114,129
  Prepaid expenses and other current assets               362,885       137,486
  Receivables from related parties, net                   537,794       719,998
                                                       ----------    ----------
           Total current assets                        16,201,805     5,374,853

Property, plant and equipment, net                        428,652       336,497
Net assets of discontinued operations                           -     4,905,754
Note receivable'sale of Mexican assets                          -       779,402
Investment, at cost                                     1,000,000             -
Other assets                                              161,452        25,765
                                                       ----------    ----------
                                                      $17,791,909   $11,422,271
                                                       ==========    ==========



LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                    $   735,426   $ 2,166,727
  Current liabilities, net'discontinued operations              -        90,139
  Accrued expenses                                      2,064,326       722,369
  Billings in excess of costs and estimated earnings
    on uncompleted contracts                               59,114        26,724
  Current portion of long-term debt                        84,749        62,451
  Note payable to bank                                  1,000,000             -
  Convertible zero coupon notes                                 -     1,029,194
                                                       ----------    ----------
           Total current liabilities                    3,943,615     4,097,604

Long-term debt, less current portion                      156,692       123,489
Convertible subordinated debentures                             -       310,000
                                                       ----------    ----------
           Total liabilities                            4,100,307     4,531,093
                                                       ----------    ----------

Commitments and Contingencies (Note N)


Shareholders' equity :

  Preferred stock, par value $10; 1,500,000 shares
    authorized; none issued                                     -             -
  Common stock, par value $.10; 80,000,000 shares
    authorized; 7,448,015 and 6,581,114, issued and
    outstanding at December 2001 and 2000, respectively   744,801       658,111
  Additional paid-in capital                           68,496,871    67,659,747
  Accumulated deficit                                 (54,295,549)  (59,871,257)
  Officer's receivable                                 (1,254,521)            -
  Accumulated other comprehensive income (loss)                 -    (1,555,423)
                                                       ----------    ----------
                                                       13,691,602     6,891,178
                                                       ----------    ----------
                                                      $17,791,909   $11,422,271
                                                       ==========    ==========



   The accompanying notes are an integral part of these consolidated balance sheets.






                 Metalclad Corporation and Subsidiaries

                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Year ended December 31,
                                        ---------------------------------------
                                            2001         2000          1999
                                        -----------   -----------   -----------
Revenues
  Contract revenues                     $17,864,776   $17,673,680   $13,134,928
  Material sales                            136,675        79,627       224,850
  Other                                       6,470        15,545        62,136
                                         ----------    ----------    ----------
                                         18,007,921    17,768,852    13,421,914
                                         ----------    ----------    ----------
Operating costs and expenses
  Contract costs and expenses            15,431,410    15,703,563    11,404,866
  Cost of material sales                    108,542        49,263       200,623
  Selling, general and administrative     1,616,080     1,552,696     1,296,615
                                         ----------    ----------    ----------
                                         17,156,032    17,305,522    12,902,104
                                         ----------    ----------    ----------
Gross operating profit                      851,889       463,330       519,810
Corporate expense                        (1,399,287)   (1,947,939)   (2,140,338)
                                         ----------    ----------    ----------
Operating loss                             (547,398)   (1,484,609)   (1,620,528)
Interest expense                           (131,566)     (257,363)     (391,847)
Other income (expense), net                (824,054)       40,362        41,215
                                         ----------    ----------    ----------
Loss from continuing operations          (1,503,018)   (1,701,610)   (1,971,160)
Income (loss) from discontinued
  operations                              7,078,726       (63,187)   (2,227,534)
                                         ----------    ----------    ----------
Net income (loss)                        $5,575,708   $(1,764,797)  $(4,198,694)
                                          =========    ==========    ==========
Weighted average number of common
  shares - basic                          7,200,490      5,470,002    3,918,912
                                          =========      =========    =========
Weighted average number of common
  shares - diluted                        7,261,568      5,470,002    3,918,912
                                          =========      =========    =========
Income (loss) per share of common
  stock, continuing operations - basic     $(.21)         $(.31)        $(.50)
                                            ====           ====          ====
Income (loss) per share of common
  stock, continuing operations -
  diluted                                  $(.21)         $(.31)        $(.50)
                                            ====           ====          ====
Income (loss) per share of common
  stock, discontinued operations - basic   $ .98          $(.01)        $(.57)
                                            ====           ====          ====
Income (loss) per share of common stock
  discontinued operations - diluted         $.97          $(.01)        $(.57)
                                            ====           ====          ====
Income (loss) per share of common
  stock - basic                             $.77          $(.32)       $(1.07)
                                            ====           ====          ====
Income (loss) per share of common
  stock - diluted                           $.77          $(.32)       $(1.07)
                                            ====           ====          ====


   The accompanying notes are an integral part of these consolidated statements.






                 Metalclad Corporation and Subsidiaries

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
            The Years Ended December 31, 2001, 2000 and 1999

                                                                                             Accumulated                 Total
                                                                Additional                     Other                     Share-
                                            Common Stock         Paid-in      Accumulated   Comprehensive  Officer's     holders'
                                        Shares       Amounts     Capital        Deficit       Income       Receivable    Equity
                                      ----------  -----------  -----------   -------------  ------------   ----------   ----------

Balance at December 31, 1998          30,569,122  $ 3,056,912  $57,404,880  $(53,907,766)  $(2,140,110)   $        -   $4,413,916
Reverse stock split-1 for 10         (27,512,210)  (2,751,221)   2,751,221             -             -             -            -
Issuance of common stock for
  services                                38,500        3,850      103,950             -             -             -      107,800
Debt conversions and interest            612,750       61,275    1,403,058             -             -             -    1,464,333
Common stock issued under warrants     1,151,336      115,134    2,667,838             -             -             -    2,782,972
Foreign currency translation adjustment        -            -            -             -       584,687             -      584,687
Net loss                                       -            -            -    (4,198,694)            -             -   (4,198,694)
                                     -----------   ----------   ----------   -----------   -----------    ----------   ----------

Balance at December 31, 1999           4,859,498      485,950   64,330,947   (58,106,460)   (1,555,423)            -    5,155,014
Debt conversions and interest            843,662       84,366    1,220,706             -             -             -    1,305,072
Common stock issued under warrants       877,954       87,795    2,108,094             -             -             -    2,195,889
Net loss                                       -            -            -    (1,764,797)            -             -   (1,764,797)
                                      ----------   ----------   ----------   -----------   -----------    ----------   ----------

Balance at December 31, 2000           6,581,114      658,111   67,659,747   (59,876,257)   (1,555,423)            -    6,891,178
Debt conversions and interest            266,901       26,690      297,124             -             -             -      323,814
Sale of common stock and warrants        600,000       60,000      540,000             -             -             -      600,000
Officer's loan and interest                    -            -            -             -             -    (1,254,521)  (1,254,521)
Foreign currency translation
  realized in NAFTA settlement                 -            -            -             -     1,555,423             -    1,555,423
Net income                                     -            -            -     5,575,708             -             -    5,575,708
                                     -----------   ----------   ----------   -----------   -----------    ----------   ----------

Balance at December 31, 2001           7,448,015  $  744,801   $68,496,871  $(54,295,549) $          -   $(1,254,521) $13,691,602
                                     ===========   =========    ==========   ===========   ===========    ==========   ==========



The accompanying notes are an integral part of these consolidated statements.





                 Metalclad Corporation and Subsidiaries

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Year Ended December 31,
                                        ----------------------------------------
                                            2001          2000          1999
                                        ----------    ----------     -----------
Cash flows from operating activities:

Net income (loss)                       $5,575,709   $(1,764,797)   $(4,198,694)
  Adjustments to reconcile net income
  (loss) to net cash used in operating
  activities:
    (Gain) loss from discontinued
       operations                       (7,078,726)       63,187      2,227,534
    Depreciation and amortization          128,580       106,657        229,327
    Provision for losses on accounts
      receivable                             7,500             -              -
    Provision for losses on note
      receivable, sale of Mexican assets   779,402             -              -
    Issuance of stock for services and
      interest                              13,813             -        107,800
    Issuance of stock for debt
      conversions and interest                   -         2,035      1,464,333
    Loss on disposal of fixed assets         8,933        13,878              -
    Changes in operating assets and
    liabilities:
      Decrease (increase) in accounts
        receivable                       2,105,185    (2,320,984)      (816,305)
      Decrease (increase) in unbilled
        receivables                        (71,681)       65,071         (4,319)
      Decrease (increase) in inventorie    (45,795)       47,703         14,865
      Decrease (increase) in prepaid
        expenses and other current
        assets                            (225,400)      (11,856)       (69,138)
      Decrease (increase) in receivables
        from related parties               182,204       (73,199)        49,872
      Decrease (increase) in other assets (135,687)       (2,679)        20,076
      Increase (decrease) in accounts
        payable and accrued expenses       (89,344)    1,491,275       (152,047)
      Increase (decrease) in billings
        over cost                           32,390        26,724         71,280)
                                        ----------    ----------     ----------
            Net cash provided (used)
            in continuing operations     1,187,083    (2,356,985)    (1,197,976)

            Net cash provided (used)
            in discontinued operations  13,449,766      (402,927)    (2,008,131)
                                        ----------    ----------     ----------
            Net cash provided (used)
            in operating activities     14,636,849    (2,759,912)    (3,206,107)
                                        ----------    ----------     ----------

Cash flows from investing activities:
  Capital expenditures                    (231,169)      (99,263)      (171,809)
  Proceeds from sale of assets               1,500             -        125,000
  Investment, at cost                   (1,000,000)            -              -
                                        ----------    ----------     ----------
            Net cash used in investing
            activities                  (1,229,669)      (99,263)       (46,809)
                                        ----------    ----------     ----------

Cash flows from financing activities:
  Proceeds from note payable to bank     1,000,000             -              -
  Proceeds from long-term borrowings       202,438       300,877        901,472
  Borrowing by an officer/shareholder   (1,254,521)            -              -
  Payments on long-term borrowings      (1,176,131)      (52,422)      (182,292)
  Proceeds from sale of stock and
    warrants                               600,000             -              -
  Proceeds from exercise of warrants             -     2,195,889      2,782,972
                                        ----------    ----------     ----------
            Net cash provided (used)
            in financing activities       (628,214)    2,444,344      3,502,152
                                        ----------    ----------     ----------

Increase (decrease) in cash and cash
  equivalents                           12,778,966      (414,831)       249,236
Cash and cash equivalents at beginning
  of period                                354,345       769,176        519,940
                                        ----------    ----------     ----------
Cash and cash equivalents at end of
  period                               $13,133,311   $   354,345    $   769,176
                                        ==========    ==========     ==========

Supplemental disclosures of cash
  flow information:
  Cash paid for interest               $   279,131   $    92,393    $    71,060
                                        ==========    ==========     ==========

Disclosure of noncash investing and financing activities: During the twelve months ended December 31, 2001, the Company converted approximately $324,000 of convertible subordinated debentures, principal and interest into 266,900 shares of common stock.

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






                 METALCLAD CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENT

NOTE A - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING
         POLICIES

Description of Business

Metalclad Corporation (the "Company") is engaged in insulation services, including asbestos abatement and material sales, to customers primarily in California (the "Insulation Business"). Until 1999, the Company was engaged in the development of hazardous and non-hazardous industrial waste treatment and storage facilities, as well as the collection and recycling of industrial waste for disposition to landfills or as alternative fuels for cement kilns in Mexico (the "Mexican Business").

With regards to the Company's Mexican Business, on January 2, 1997, the Company filed a claim with the International Centre for the Settlement of Investment Disputes tribunal against the United Mexican States under the provisions of the North American Free Trade Agreement ("NAFTA").
The Company alleged that since it was not being allowed to operate its legally authorized and completed landfill facility in San Luis Potosi, Mexico, it had been effectively expropriated. On August 30, 2000, the tribunal issued its decision. It ruled that Mexico had indirectly expropriated the Company's investment in its completed landfill facility. The tribunal awarded $16,685,000 with interest, accruing at 6% per annum compounded monthly, beginning October 15, 2000. On October 27, 2000, the United Mexican States filed a petition with the Supreme Court of British Columbia, Canada, seeking to have the award set aside by the court under the Commercial Arbitration Act of Canada. On November 14, 2000, the filing was amended to also seek a setting aside of the award under the International Commercial Arbitration Act. A hearing on the case was completed on March 2, 2001. On May 2, 2001 the Supreme Court of British Columbia issued its ruling, which upheld a finding of expropriation and upheld an award of damages to the Company, although modifying the interest calculation. On May 24, 2001, the Company was advised that Mexico would appeal again, this time to the British Columbia Court of Appeal. The appeal was joined with a cross-appeal by the Company and filed before the end of May 2001. On June 4, 2001, the United Mexican States made a written offer of settlement for $15,626,260 plus interest of $2,599 per day after June 1, 2001. The Company accepted the offer on June 11, 2001 provided that the payment be made without reduction or offset. On October 26, 2001, the Company completed the settlement agreement with the United Mexican States. All documents have been signed and Mexico has taken possession of the landfill facility. In return, the Company received payment of US $16,002,433. This closes all NAFTA related claims proceedings.

Principles of Consolidation/Investments

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Investments in other companies and joint venture corporations which are 20-50% owned are reported on the equity method and included in "Other Assets" on the accompanying balance sheet. Significant intercompany accounts and transactions have been eliminated in consolidation. Direct costs incurred relating to the acquisition or formation of an equity method investment are capitalized and are amortized over five years.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying amount approximates fair value because of the short maturity of those instruments. The Company invests its excess cash in a money market fund, which consists of a portfolio of short-term money market instruments. All of the Company's excess cash is with one financial institution and, therefore, may be subject to certain concentrations of credit issues.

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

Income/Loss Per Share

The Company computes income (loss) per share in accordance with Statement of Financial Accounting Standards ("SFAS") 128, "Earnings Per Share". This statement requires the presentation of both basic and diluted net income (loss) per share for financial statement purposes. Basic net income (loss) per share is computed by dividing the net income
(loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted net income (loss) per share includes the effect of the potential shares outstanding, including dilutive stock options, warrants and convertible debt using the treasury stock method. Weighted average share calculations for all periods presented have been adjusted to reflect the 1 for 10 reverse stock split. (See Note K.)

Stock-Based Compensation

The Company accounts for stock-based compensation for employees under the provisions of APB 25. As required, the Company complies with the disclosure provisions of SFAS 123, "Accounting for Stock-Based Compensation". SFAS 123 requires the Company to disclose pro forma net income and earnings per share as if the fair value based accounting method of SFAS 123 had been used to account for stock based compensation. These disclosures are included in Note K.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and contract receivables. Contract receivables are concentrated primarily with utility companies located in Southern California. Historically, the Company's credit losses have been insignificant. The Company places its cash with major financial institutions. At December 31, 2001 and 2000, and throughout the years, the Company had bank deposits in excess of federally insured limits.

Income Taxes

The Company accounts for income taxes using the liability method as prescribed by SFAS 109, "Accounting for Income Taxes".

Comprehensive Income - Foreign Currency Translation

In 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statement of Shareholders' Equity. The adoption of SFAS 130 had no impact on total shareholders' equity. The Company recorded other comprehensive income (loss) on its Mexican subsidiaries for foreign currency translation gains (losses). During 2001, as a result of the NAFTA settlement and the write-off of the remaining Mexican assets from discontinued operations, the Company realized $1,555,423 of foreign currency translation losses. The amount is included in the net gain from discontinued operations during 2001.

Reclassifications

Certain reclassifications have been made to prior period consolidated financial statements to conform with the current year presentation.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 is effective for the Company's 2001 fiscal year. The adoption of this statement did not have an impact on the results of operations, financial position or cash flows of the Company as the Company does not hold any derivative financial instruments.

In June 2001, the FASB approved SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is required to be adopted for all business combinations occurring after June 30, 2001 while SFAS no. 142 is required to be adopted for fiscal years beginning after December 15, 2001. SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 141 and 142 will not have a significant impact on the results of operations, financial position or cash flows as the Company has not completed any business combinations since June 30, 2001 and does not have any goodwill from past business combinations.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. As used in FAS 143, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002, although earlier application is encouraged. We are currently assessing the impact of SFAS 143 on our operating results and financial condition.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", for long-lived assets to be disposed of by sale, and resolves significant implementation issues related to SFAS 121. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, although earlier application is encouraged. We are currently assessing the impact of SFAS 144 on our operating results and financial condition.

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

The loss from discontinued operations during fiscal 1999 includes a provision of $107,000 for anticipated costs to complete the ongoing NAFTA claim. For the twelve months ended December 31, 2000, the Company incurred additional costs of $91,000 which were charged against the December 31, 1999 accrual. Additionally, $63,000 in fees for continuing costs of the NAFTA proceedings were charged to discontinued operations in 2000.

In October 2001, the Company settled its claim against the United
Mexican States for $16,002,433. After writing off all assets associated with the settlement of the claim and recognizing expenses related to the settlement, the Company realized a net gain of $7,079,000. This completes the Company's activities in Mexico and essentially closes out all discontinued operations in Mexico.

The consolidated financial statements for prior periods have been restated to reflect the accounting for discontinued operations.

Selected financial data from discontinued operations are as follows:


                                              Year Ended December 31,
                                     ----------------------------------------
                                         2001          2000          1999
                                     ----------    ----------     -----------

  Net sales                                   -             -      $4,140,571
  Operating loss                              -             -      (2,116,496)
  Interest expense                            -             -        (111,038)
  Income (loss) from discontinued
    operations                       $7,078,726       (63,187)     (2,227,534)


The net assets of discontinued operations are as follows:

                                                 December 31,
                                            -----------------------
                                              2001            2000
                                            --------        -------

  Current assets                           $       -     $   19,029
  Current liabilities                              -       (109,168)
                                            --------      ---------
       Net current liabilities                     -        (90,139)
                                            --------      ---------

  Property, plant and equipment, net               -      4,466,890
  Other assets                                     -        438,864
                                            --------      ---------
       Net non-current assets                      -      4,905,754
                                            --------      ---------
  Net assets of discontinued operations    $       -     $4,815,615
                                            ========      =========

Included in net assets of discontinued operations, at December 31, 2000 is approximately $4,816,000 representing the Company's investment in its completed hazardous waste treatment facility in the State of San Luis Potosi, Mexico, known as "El Confin". The Company was granted all necessary federal governmental authorizations to open and operate the facility, but, never received the support of the state and local governments. Consequently, on October 2, 1996, the Company filed a Notice of Intent to File Claim Under the North American Free Trade Agreement ("NAFTA"). The claim was filed with the International Centre for Settlement of Investment Disputes ("ICSID") in Washington, D.C. On January 13, 1997, the Secretary General of ICSID registered the
Company's claim and notified both the United States and Mexican governments of the registration. A final hearing on the claim was completed on September 9, 1999. On August 30, 2000, the tribunal issued its decision. It ruled that Mexico had indirectly expropriated the Company's investment in its completed landfill facility. The tribunal awarded $16,685,000 with interest, accruing at 6% per annum compounded monthly, beginning October 15, 2000. On October 27, 2000, the United Mexican States filed a petition with the Supreme Court of British
Columbia, Canada, seeking to have the award set aside by the court under the Commercial Arbitration Act of Canada. On November 14, 2000, the filing was amended to also seek a setting aside of the award under the International Commercial Arbitration Act. A hearing on the case was completed on March 2, 2001. On May 2, 2001 the Supreme Court of British Columbia issued its ruling, which upheld a finding of expropriation and upheld an award of damages to the Company, although modifying the interest calculation. On May 24, 2001, the Company was advised that Mexico would appeal again, this time to the British Columbia Court of Appeal. The appeal was joined with a cross-appeal by the Company and filed before the end of May 2001. On June 4, 2001, the United Mexican States made a written offer of settlement for $15,626,260 plus interest of $2,599 per day after June 1, 2001. The Company accepted the offer on June 11, 2001 provided that the payment be made without reduction or offset. On October 26, 2001, the Company completed the settlement agreement with the United Mexican States. All documents have been signed and Mexico has taken possession of the landfill facility. In return, the Company received payment of US $16,002,433. This closes all NAFTA related claims proceedings. The Company recorded a gain of $7,079,000, net of legal fees of $1,171,991, NAFTA related bonuses of $840,000, the write-off of all assets associated with the settlement of the Company's claim of $5,356,293 and a foreign currency translation write-off of $1,555,423. No future costs are anticipated, however, if any arise, they will be charged to operations as incurred.


NOTE C - NOTE RECEIVABLE - SALE OF MEXICAN ASSETS

In October 1999, the Company completed the sale of its operating businesses and its development project located in Aguascalientes, Mexico. The sale specifically excluded those Mexican assets involved in the NAFTA claim. Under the terms of the sale the Company received an initial cash payment of $125,000 and recorded a receivable for $779,000. Furthermore, the sale terms stipulate payment of up to $5,000,000, in stages, as various benchmarks are achieved in the operation of the business as well as the buyer's assumption of all liabilities. To date, the Company believes that the buyer has not achieved any of the milestones necessary to trigger additional payments. Moreover, the Company believes that the buyer is in default of its agreement with the Company under the indemnity provisions and may have committed fraud in attempting to assign its interest in the companies purchased to a former employee of Metalclad. The Company has filed a complaint in the Superior Court of California against the buyer and the former Company employee, and the Orange County, California based parent of the buyer as a result of representations said parent made relative to giving the buyer financial support in its acquisition of the companies purchased. The defendants have moved for an arbitration proceeding in Mexico, which is anticipated to be scheduled for the summer of 2002. Consequently, all actions in California have been stayed pending its completion. The Company believes strongly in the merits of its case, but cannot assure its outcome. The Company has fully reserved its $779,000 receivable, which was recorded at the date of sale, but will continue to pursue its claims. The amount is included in "Other income (expense)" on the accompanying Statement of Operations.


NOTE D - INVESTMENTS IN UNCONSOLIDATED AFFILIATES

In 1989, the Company entered into a joint venture with a minority service firm ("Curtom-Metalclad") to perform industrial insulation and industrial asbestos abatement services similar to those performed by the Company. When contracts are obtained by the joint venture, the Company performs the work specified in the contract as a subcontractor to the joint venture. Curtom-Metalclad's operations and financial position are not material to the Company taken as a whole. Additionally, the assets and liabilities held by the joint venture are insignificant.

In November 2001, the Company purchased 56,338 shares of Series C Convertible Preferred Stock of Catalytic Solutions, Inc. for $1,000,000. Catalytic Solutions is a privately held materials science technology company focused on applying its technology to improve the performance and reduce the cost of automotive catalytic converters. Each preferred share may be converted into one share of common stock at any time by the Company, subject to customary adjustments for stock splits, stock combinations, stock dividends, reclassifications and the like. All preferred shares will automatically convert into fully paid and nonassessable shares of common stock (1) if Catalytic Solutions closes a firmly underwritten public offering of shares of common stock with aggregate net proceeds of at least $20 million and a per share public offering price of at least 1.5 times the per share purchase price of the preferred shares or (2) upon the consent or agreement of the holders of a majority of the outstanding shares of Series C Preferred Stock.


NOTE E - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                December 31,
                                            -------------------
                                             2001        2000
                                           --------    --------

     Machinery and equipment             $  569,743   $ 546,649
     Automotive equipmen                    522,552     386,964
     Leasehold improvements                   3,039       3,039
                                          ---------    --------
                                          1,095,334     936,652
     Less accumulated depreciation
       & amortization                      (666,682)   (600,155)
                                          ---------    --------

                                         $  428,652   $ 336,497
                                          =========    ========

NOTE F - ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                December 31,
                                            -------------------
                                             2001        2000
                                           --------    --------

     Accrued interest                    $    4,382    $ 15,500
     Wages, bonuses and taxes               293,548     244,316
     Union dues                              99,521     154,155
     Accounting and legal fees            1,287,940      88,000
     Insurance                              340,279     179,803
     Other                                   38,656      40,595
                                          ---------     -------
                                         $2,064,326    $722,369
                                          =========     =======


NOTE G - CONVERTIBLE DEBT

Convertible Zero Coupon Notes

In December 1997, the Company issued $2,200,000 of Five-Year Zero Coupon Secured Notes, due December 31, 2002, netting the Company $1,500,000. The effective interest rate of these notes was 9.33%. The Company was amortizing the difference between the value at maturity and the purchase price over five years. Upon the market price of the Company's common stock closing at or above $1.50 for ten consecutive trading days, the notes became convertible into common stock of the Company at $1.50 per share and the Company was to issue warrants to purchase 1,500,000 common shares of stock with an exercise price of $1.50 per share. Both the conversion price and warrant exercise price also contained anti-dilution provisions. Additionally, the notes were redeemable at the option of the holder, or the Company, any time after March 31, 2000. These notes were secured by 100% of the stock of Metalclad Insulation Corporation ("MIC"). In February 1998, the conditions triggering convertibility of the notes and the issuance of warrants were met.

In June 1998, the Company negotiated a bridge loan with the holder of these notes in the amount of $250,000. As additional consideration for the bridge loan, the Company issued 250,000 warrants exercisable at $1.25. In connection with this financing, certain amendments were made to the original Five-Year Zero Coupon Notes which granted the holder an additional 400,000 warrants exercisable at $1.50 as part of the anti-dilution provision of the original warrants and clarifying the anti-dilution language contained in the original notes. The bridge loan was paid in its entirety from the proceeds of the Company's July 1998 financing. Due to the anti-dilution provisions contained in both the notes and the warrants, the holder of these notes had rights similar to those of the Company's existing warrant holders. As part of the Company's negotiations with the warrant holders to solve the issue of the ongoing anti-dilution effects on the number of shares underlying the warrants, the holder of these notes also had to be addressed to solve the anti-dilution provisions contained in the notes. In February 1999, the Company and the holder reached agreement on the conversion price of the notes, originally priced to convert at $15.00 per share, and modified to be convertible into shares of the Company's common stock at $2.50 per share.

On July 30, 1999 the Company entered into an amendment of the terms of its Five-Year Zero Coupon Notes with the holder. The amendment included the conversion of accrued interest through July 30, 1999 into principal notes, the interest rate was adjusted from 9.3% to 12% effective July 31, 1999, the convertibility of the notes and the holder's redemption option on the notes was extended until the earlier of March 31, 2000 or completion of the NAFTA proceedings and the conversion rate per share was the lesser of 70% of the average market price per share or $2.50 per share. In no event, however, could the holder convert its principal into common shares such that it would result in the holder obtaining shares that would exceed 19.99% of the outstanding common stock of the Company. Should the holder exercise its right to convert the notes, all accrued interest would be forfeited. As part of this amendment, the note holder agreed to exercise certain of its warrants and to purchase $250,000 in additional notes. During the twelve months ended December 31, 2000 the note holder exercised its rights and converted $1,092,000 of note principal, into 795,910 shares at an average price of $1.37. As a result of these conversions the note holder forfeited accrued interest in the amount of $161,000. As of December 31, 2000 the note holder reached the maximum allowable conversion option of the notes.

During the quarter ended March 31, 2001, the Company and the holder of its Five-Year Zero Coupon Notes reached agreement under the terms of the notes, to apply the maximum interest rate of 15% (default rate) to the outstanding notes, effective February 1, 2001. This was in lieu of any formal review or redemption options available to the holder.

In June 2001, a notice of redemption was received by the Company from the holders of the Five-Year Zero Coupon Notes and the Company subsequently secured bank financing to redeem the notes. On July 16th, the Noteholders were paid in full all principal and interest due, totaling $1,098,000, and the notes were cancelled. These notes bore interest at the rate of 15%.

Convertible Subordinated Debentures

In July 1998, the Company issued $1,000,000 in 7% Convertible Debentures due in July 2001. The debentures were convertible into shares of the Company's common stock at $1.25 or 75% of current market price, whichever was lower. The Company had the option to redeem all or portions of this debenture at 125% of the principal amount of the redemption. The debenture also allowed for a mandatory redemption in the event of an award in the NAFTA arbitration or, in certain cases, if the Company obtained additional equity investment. The mandatory redemption was also at 125% of the then-outstanding principal balance. In February 1999, the Company redeemed $150,000 of the principal amount of the debentures. As of December 31, 1999, all of the remaining debentures were converted into common stock of the Company.

In August 1998, the Company issued $350,000 in 10% Convertible Subordinated Debentures due in August 2001 on terms similar to the previously issued debentures. The debentures were convertible into shares of the Company's common stock at $1.25 per share through June 30, 1999. After June 30, the debentures were convertible at 75% of current market price or $1.25 whichever was lower. As of December 31, 1999 all of these debentures were converted into common stock of the Company.

During the third quarter of 1999, the Company issued $360,000 in three-year 10% convertible subordinated debentures on terms similar to the previously issued debentures, with the conversion price being the lower of $2.50 per share or 75% of the market price per share. These debentures were due in August and September, 2002. In the fourth quarter of 2000, $52,035 of debenture principal and interest was converted into 47,752 shares at an average price of $1.09 per share. During the second quarter of 2001, the Company converted the remaining $323,814 of convertible subordinated debentures, principal and interest, into 266,901 shares at an average price of $1.21 per share.


NOTE H - BANK CREDIT FACILITY, NOTE PAYABLE

On July 16, 2001, the Company secured a new credit facility with Community Bank in the form of a $1,000,000 60-day bridge loan, bearing interest at a floating rate based upon the bank's reference rate plus 1%. The bridge loan was secured by the assets of the Company's insulation subsidiary and guaranteed by the Company.

On September 11, 2001, the $1,000,000 bridge loan was converted to an accounts receivable revolving line of credit. The loan matures on July 1, 2002 with an interest rate based on the bank's reference rate plus ..25%.

As of December 31, 2001, this interest rate was 5.0%. The loan terms stipulate that the Company's insulation subsidiary maintain compliance with certain financial covenants and ratios. As of December 31, 2001, the Company's subsidiary was not in compliance with certain of the covenants. The Company received a bank waiver regarding this default. The Company believes that future compliance with all covenants can be achieved. It is anticipated that this facility will be renewed in July 2002.


NOTE I - LONG-TERM DEBT

Long-term debt consists of various notes payable to a finance company for vehicles used in the ordinary course of the Company's insulation business. The notes are secured by the vehicles and bear interest at rates ranging from .9% to 8.65% for periods of 48 to 60 months with the last payment due in 2006. Principal maturities over the next five years are as follows:

           Year ending December 31,
           ------------------------
                   2002              $ 84,749
                   2003                58,767
                   2004                48,139
                   2005                39,999
                   2006                 9,787
                                      -------
                                      241,441
               Less current portion   (84,749)
                                      -------
               Long-term portion     $156,692
                                      =======


NOTE J - INCOME TAXES

There is no current provision for income taxes for the periods presented due to losses incurred prior to 2001 and the availability of net operating loss carry forwards in the current year. A deferred tax provision also has not been recorded, as the Company was unable to recognize certain loss carryforwards in years prior to 2001 and it is uncertain whether the Company will produce sufficient taxable income in the future to recognize the benefits of any deferred tas assets.

The major deferred tax items are as follows:

                                             December 31,
                                       ------------------------
                                          2001         2000
                                       ----------    ----------
   Assets:
     Allowances established against
       realization of certain assets   $  377,000   $    48,000
     Net operating loss carryforwards   4,800,000     8,754,000
     Capital loss carryforwards                 -     3,433,000
     Accrued liabilities and other              -        66,000
                                        ---------    ----------
                                        5,177,000    12,301,000
   Valuation allowance                 (5,177,000)  (12,301,000)
                                        ---------    ----------
                                       $        -   $         -
                                        =========    ==========

The difference between the actual income tax benefit and the tax benefit computed by applying the statutory Federal income tax rate to the net loss before income taxes is attributable to the recognition of net operating loss and capital loss caryforwards.

At December 31, 2001, the Company has available for U.S. federal and California state income tax purposes net operating loss carryforwards of approximately $10,000,000. These carryforwards expire in the year 2010 through 2020. The ultimate utilization of the net operating loss carryforwards may be limited in the future due to changes in the ownership of the Company. This limitation, if applicable, has not been determined by the Company. The Company also has Mexican net operating loss carryforwards of approximately $4,000,000 which may be available to offset future taxable income. The Mexican losses are subject to a ten-year tax carryforward period and expire in the years 2004 through 2011.

The realization of the Company's deferred tax assets is dependent upon the Company's ability to generate taxable income in the future. The Company has recorded a 100% valuation allowance against all of the deferred tax assets due to the uncertainty regarding their realizability.


NOTE K - SHAREHOLDERS' EQUITY

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

Stock Options

On August 18, 1992, the Company adopted an omnibus stock option plan (the "1992 Plan") which authorized options to acquire 160,000 shares of the Company's common stock. At December 31, 2001, there were options outstanding under the 1992 Plan for 14,500 shares, and 62,500 shares available for grant. These options will expire 10 years from the date of grant.

On March 24, 1993, the Company adopted an omnibus stock option plan (the "1993 Plan") which authorized options to acquire 100,000 shares of the Company's common stock. The terms of the 1993 Plan are the same as the 1992 Plan. At December 31, 2001, there were options outstanding under the 1993 Plan for 11,300 shares, and 56,200 shares available for grant. These options expire 10 years from the date of the grant.

On May 15, 1997, the Company adopted an omnibus stock option plan (the "1997 Plan") which authorized options to acquire 600,000 shares of the Company's common stock. At December 31, 2001, there were 460,000 options outstanding under this plan and 140,000 options available for grant.

On November 20, 2001, the Company adopted an omnibus stock option plan (the "2000 Plan") which authorized options to acquire 1,000,000 shares of the Company's stock. At December 31, 2001, there were options outstanding under the 2000 plan for 990,000 shares and 10,000 shares available for grant. These options expire 10 years from date of grant. The terms of the 2000 Plan are the same as the 1997 Plan.

Subsequent to December 31, 2001, the Board of Directors approved an increase of 1,000,000 common shares of options which could be granted under the 2000 Plan. On March 4, 2002, options for 350,000 common shares were granted to members of the Company's Board of Directors and executive officers of the Company. This increase and, as a result the options, are subject to approval by the shareholders of the Company.

During the years ended December 31, 2001 and 2000, the Board of Directors and its Compensation Committee approved the grant to various officers, directors and employees of the Company of options to purchase an aggregate of 520,000 and 540,000 shares of common stock, respectively. The options were granted at exercise prices equal to or exceeding the fair market value of the Company's common stock on the measurement date, expire 10 years from the date of grant and have various vesting schedules.

The following is a summary of options granted:

                                                           Year ended December 31,
                                  -----------------------------------------------------------------------
                                            2001                     2000                     1999
                                  ---------------------    ---------------------    ---------------------
                                               Weighted                 Weighted                 Weighted
                                               Average                  Average                  Average
                                               Exercise                 Exercise                 Exercise
                                    Shares       Price       Shares      Price        Shares      Price
                                  ----------   --------    ----------  ---------    ----------   --------
     Options outstanding at
     beginning of the year         1,452,800    $ 8.92       954,800    $12.49        607,650    $19.30
        Granted                      520,000      2.00       540,000      3.00        390,000      2.99
        Exercised                          -         -             -         -              -         -
        Canceled                    (279,300)    17.22       (42,000)    13.84        (42,850)    22.69
                                    --------               ---------                 --------
     Options outstanding at
     end of the year               1,693,500    $ 5.43     1,452,800    $ 8.92        954,800    $12.49
                                   =========               ========-                 ========
     Options Exercisable             783,911    $ 8.53       874,312    $12.49        886,430    $12.76
                                   =========               =========                 ========

The following significant assumptions were utilized to calculate the fair value information presented utilizing the Black-Scholes Single Option Approach:

                                    Year ended December 31,
                                 ----------------------------
                                  2001       2000       1999
                                 ------     ------     ------
     Risk Free interest rate       3.0%      5.95%      6.00%
     Expected life              3.0 years  5.0 years  1.82 years
     Expected volatility           1.47      1.32       1.247
     Expected dividends             -         -          -
     Weighted average fair
      value of options granted    $1.26     $1.49       $1.67

                                  Options Outstanding                                     Options Exercisable
        -----------------------------------------------------------------           ----------------------------
                                                Weighted
                                                average          Weighted                              Weighted
                               Number           remaining        average                Number         average
            Range of         outstanding     contractual life    exercise             exercisable      exercise
        exercise prices    as of 12/31/01       in years          price             as of 12/31/01      price
        ---------------    --------------    ----------------    --------           --------------     --------
         $2.50 -  $2.50       550,000             9.32            $2.03                  20,001          $2.50
         $3.00 - $ 3.00       890,000             8.40            $3.00                 536,670          $3.00
        $ 4.05 - $45.00       253,500             4.30           $21.33                 277,240         $22.13
        ---------------     ---------                                                   -------
         $2.50 - $45.00     1,693,500             8.08            $5.43                 783,911          $8.53
        ===============     =========             ====            =====                 =======         ======

As the Company has adopted the disclosure requirements of SFAS 123, the following table shows pro forma net loss and loss per share as if the fair value based accounting method had been used to account for stock-based compensation cost.


                                  Year ended December 31,
                           ------------------------------------
                             2001         2000         1999
                           ---------  -----------   -----------
Net income (loss) as
  reported                $5,575,708  $(1,765,000)  $(4,199,000)
Proforma compensation
  expense                   (657,773)     (806,00)     (651,000)
                           ---------   ----------    ----------
Proforma net income
  (loss)                  $4,917,935  $(2,571,000)  $(4,850,000)
                           =========   ==========    ==========
Pro forma income
  (loss) per share -
   basic                     $.68        $( .47)      $(1.24)
                              ===         =====        =====

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

Summarized information for stock purchase warrants is as follows:

                                              Number           Price
                                           of Warrants       Per Share
                                           ----------      ------------

Warrants outstanding at December 31, 1999   2,138,513      $2.50-$12.50
  Issued                                            -           -
  Exercised                                  (877,954)     $1.69-$ 3.50
  Expired                                    (311,464)        $3.50
  Ratchet Adjustment                          318,400         $2.50
                                            ---------

Warrants outstanding at December 31, 2000   1,267,495      $2.50-$12.50
  Issued                                      600,000         $1.50
  Expired                                    (737,406)     $3.50-$12.50

Warrants outstanding at December 31, 2001   1,130,089      $1.50-$ 4.80

Common Stock

During the year ended December 31, 1999, the Company issued 1,802,586 shares, with 1,151,336 being the result of warrant exercises, 38,500 to certain employees in exchange for payroll obligations and 612,750 being the result of debt conversions.

During the year ended December 31, 2000, the Company issued 1,721,616 shares, with 877,954 being the result of warrant exercises and 843,662 being the result of debt conversion.

During the year ended December 31, 2001, the Company issued 866,901 shares, with 266,901 being the result of debt conversions and 600,000 as the result of a private placement of units, each unit consisted of one share of common stock and one common stock purchase warrant exercisable at $1.50 per share.


NOTE L - EMPLOYEE BENEFIT PLANS

Effective January 1, 1990, the Company established a contributory profit sharing and thrift plan for all salaried employees. Discretionary matching contributions may be made by the Company based upon participant contributions, within limits provided for in the plan. No Company contributions were made in the years ended December 31, 2001, 2000 and 1999.

Additionally, the Company participates in several multi-employer plans, which provide defined benefits to union employees of its participating companies. The Company makes contributions determined in accordance with the provisions of negotiated labor contracts. The contributions were $376,922, $372,606 and $334,670 for the years ended December 31, 2001, 2000 and 1999, respectively.


NOTE M - SIGNIFICANT CUSTOMERS

Sales for the year ended December 31, 2001 to Curtom-Metalclad were approximately $7,132,000, primarily representing work performed at Southern California Edison Company ("SCE") plants under the strategic alliance program with Curtom-Metalclad. The Company had trade accounts receivable of $621,000 from Curtom-Metalclad/SCE as of December 31, 2001. Additionally, the Company had sales of $1,910,000 and $1,540,000 to Equilon Enterprises LLC and AES Corporation, respectively, during 2001. Accounts receivable from these two customers were $63,000 and $412,000, respectively, as of December 31, 2001. Given the Company's client base, the energy market problems in California could adversely affect the Company's ability to collect the receivable from one of its major clients, should they experience financial problems.

Sales for the year ended December 31, 2000 to Curtom-Metalclad were approximately $8,470,000 representing work at Edison plants. Additionally, the Company had sales of $2,323,000 to ARCO and $1,049,000 to Equilon. As of December 31, 2000 the Company had accounts receivables of $2,294,000 from Curtom-Metalclad, $312,000 from ARCO and $84,000 from Equilon.

Sales for the year ended December 31, 1999 to Curtom-Metalclad were approximately $4,287,000 representing work performed at Edison plants under the strategic alliance program. Additionally, the Company had sales of $3,093,000 to ARCO and $2,930,000 to Equilon (formerly Texaco).


NOTE N - COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company has employment agreements with its executive officers. These agreements continue until terminated by the executive or the Company and provide for minimum salary levels, as adjusted for cost of living changes. These agreements include incentive bonuses based upon specified management goals, change in control provisions and a covenant against competition with the Company extending for a period of time after termination. (See Subsequent Events, Note P.)

Collective Bargaining Agreements

Approximately 83% of the Company's employees are covered under collective bargaining arrangements. Certain of these agreements expire in June, August and December of 2003 and July 2004.

Leases

The Company leases its facilities under non-cancelable operating lease agreements which expire at various dates through 2002. Total rent expense under operating leases was $262,746, $248,677 and $209,042 for the years ended December 31, 2001, 2000, and 1999, respectively. Future minimum non-cancelable lease commitments are as follows:

               Year ending
			   December 31,
               ------------
                   2002          $122,684
                   2003                 -
                                  -------
                                 $122,684
                                  =======

Litigation

In the ordinary course of its insulation business, certain parties have filed a substantial number of claims against the Company for actual and punitive damages. Presently, the number of these claims exceed 300.
The potential aggregate value of the claims is in the range of $1,000,000 to $5,500,000. The Company continues to have adequate insurance coverage with financially sound carriers responding to these claims and does not foresee any significant financial exposure resulting from these claims. Throughout its history, the Company has maintained insurance policies that typically respond to these claims. Based on the advice of counsel, it is management's opinion that these actions, individually and in the aggregate, will not have a significant adverse impact on the Company's financial position or results of operations. If such claims increase significantly, however, there is no assurance that such insurance coverage will continue to be adequate or that such claims will not have a material adverse effect on the Company's financial condition.

In October 1999, the Company completed a sale of its operating businesses and its development project located in Aguascalientes, Mexico. The sale specifically excluded those Mexican assets involved in the NAFTA claim. Under the terms of the sale the Company received an initial cash payment of $125,000. Furthermore, the sale terms stipulate payment of up to $5,000,000, in stages, as various benchmarks are achieved in the operation of the business as well as the buyer's assumption of all liabilities. To date, the Company believes that the buyer has not achieved any of the milestones necessary to trigger additional payments. Moreover, the Company believes that the buyer is in default of its agreement with the Company under the indemnity provisions and may have committed fraud in attempting to assign its interest in the companies purchased to a former employee of Metalclad. The Company has filed a complaint in the Superior Court of California against the buyer and the former Company employee and the Orange County, California based parent of the buyer as a result of representations said parent made relative to giving the buyer financial support in its acquisition of the companies purchased. The defendants have moved for an arbitration proceeding in Mexico, which has been scheduled for Summer 2002. Consequently, all actions in California have been stayed pending its completion. The Company believes strongly in the merits of its case, but cannot assure its outcome. The Company has fully reserved its $779,000 note receivable, which was recorded at the date of sale, but will continue to pursue its claims.


NOTE O - RELATED PARTY TRANSACTIONS

Receivables from related parties are comprised of the following:

                                         December 31,
                                     --------------------
                                       2001       2000
                                     --------   ---------
   Loans to executive officers,
   directors and employees           $529,184    $669,998

   Other                                8,610      50,000
                                      -------     -------
                                     $537,794    $719,998
                                      =======     =======


Loans to executive officers, directors and employees are represented by promissory notes, due on demand and bear interest at 6%.

An officer and director of the Company is a partner in a law firm which has received payments for legal fees of approximately $196,637, $36,000 and $37,000 for the years ended December 31, 2001, 2000 and 1999, respectively. As of December 31, 2001, fees totaling $14,627 remain unpaid.

During fiscal 1995 the Company loaned $740,000 to two officers of the Company. In February 1996, the officers each repaid $150,000 to the Company. In March 1996, the notes were amended to modify the loan principal and to adjust the interest rates, effective March 1, to a variable rate based upon the Company's quarterly investment rate. In December 2001, Mr. Neveau's note was written off and a 1099 issued. In February 2002, Mr. Kesler's note was amended to be forgiven over time, in consideration for consulting services. (See Note P.)

In November, 2000, the Board of Directors approved advances against legal costs on behalf of Mr. Kesler, Metalclad CEO, in his pursuit of certain personal legal matters related to his position in the Company. As of December 31, 2000, Mr. Kesler owed the Company $57,000 related to these advances, which may be recoverable from pending litigation. In December, 2001, the Company assumed these legal fees and all rights of recovery against the defendants.

On December 10, 2001 the Company issued a $1,250,000, 6%, non-recourse secured note to Blake Capital Partners, LLC ("Blake"), an entity controlled 100% by Mr. Mills. At the time of the loan, Mr. Mills had filed a Form under 13(d) of the Securities Exchange Act of 1934, and owned 20% of the Company. On February 14, 2002 Mr. Mills became President and CEO of the Company. (See Note P, Subsequent Events). The
note is collateralized by 500,000 shares of the Company's common stock, owned by Blake and Mr. Mills. The interest on the note is guaranteed by Mr. Mills The principal and interest is due June 10, 2002. Blake shall have the right to extend the maturity date of this note for a period of 90 days. In the event Blake elects to extend the maturity date, during the pendency of the 90-day extension period, simple interest shall be payable at 12% per annum. The principal amount of the note, together with accrued, unpaid interest, may be prepaid at anytime without penalty. In this regard Blake may direct the escrow agent to sell all or any part of the pledged securities held in escrow and to use the proceeds therefrom to reduce the principal balance of the note or have the same held in escrow pending further instructions from Blake. Blake may also instruct the Company through the agent, to cancel any of the shares held in escrow at $2.50 per share, or at a higher price at the Company's discretion, and to have that amount applied to the then remaining principal balance of the note. The Company and the agent shall immediately perform any of the foregoing requests. The principal balance then due and owing under the note shall thereupon be reduced by an amount equal to the number of pledged securities cancelled multiplied by $2.50 per share, or by such higher price, as applicable. The Company views any share cancellations as a buy back of its stock. As such, the note has been classified in the equity section on its financial statements. At December 31, 2001, the unsecured portion of this note receivable was $220,000.


NOTE P - SUBSEQUENT EVENTS (Unaudited)

Change of Management/Severance Payments.

On December 20, 2001, Mr. Wayne Mills filed Form 13D/A with the
Securities and Exchange Commission, indicating his intent to seek a change in management and the Board of the Company. Mr. Mills indicated that, absent a cooperative solution, he would seek shareholder consents to replace the entire Board.

It was management's decision that the shareholders would benefit by not involving the Company in a proxy contest which would hinder its opportunity to move forward with its strategy for growth. Consequently, on February 13, 2002, Grant S. Kesler, Anthony C. Dabbene and Bruce H. Haglund resigned as members of the Board of Directors of the Company. The remaining members of the Board of Directors elected Messrs. Wayne W. Mills, Kenneth W. Brimmer, Gary W. Copperud and Joseph M. Senser to fill an existing vacancy on the board of Directors and the vacancies created by the resignations of Messrs. Kesler, Dabbene and Haglund. In addition, Messrs. Kesler and Dabbene resigned as officers of the Company and Mr. Mills was elected President and Chief Executive Officer and Brian D. Niebur was elected Treasurer and Chief Financial Officer.

In connection with their resignations, and in lieu of compensation which would otherwise be due under change of control provisions contained in previously executed and adopted employment contracts, which were amended and restated as of January 1, 2002, the Company issued Mr. Kesler 140,000 shares of the Company's common stock, forgave a loan due from Mr. Kesler in the amount of $543,000 in exchange for future consulting services and paid Mr. Kesler $832,000 in cash, and issued Mr. Dabbene 86,000 shares of the Company's common stock and paid Mr. Dabbene $637,000 in cash. Messrs. Kesler and Dabbene have each agreed to act as a consultant to Metalclad under two-year and three-month consulting agreements, respectively. In addition to the payment discussed above, Mr. Dabbene's compensation for consulting will be $5,000 per month. A portion of the cash payments due to Mr. Kesler and Mr. Dabbene ($482,000 and $425,000, respectively) will be deposited by Metalclad as income and payroll tax withholding on the total compensation paid to each of them.

In March 2002, the Company reimbursed Mr. Mills $100,000 for legal fees expended by him to effect this change in management.

During the three months ended March 31, 2002, the Company will recognize $3,200,000 of expense related to the change of management, including insurance premiums, legal fees, severance pay and relocation of the Company's headquarters. The cash payments related to these expenses will be approximately $2,044,000. The non-cash charges primarily relate to the forgiveness of the loan due from Mr. Kesler and the issuance of common stock to Messrs. Kesler and Dabbene.

Building Purchase

On March 2, 2002, the Company entered into an agreement to purchase the facilities in Anaheim, California, housing the industrial insulation services operations. The facility consists of 26,000 square feet of office and warehouse space. The purchase price is $2,047,000 and the sale is expected to close in April, 2002.

Letter of Intent

In March 2002, the Company entered into a letter of intent which obligates the Company, subject to its due diligence review, to negotiate in good faith for the purchase from Surg II, Inc. (a Minnesota corporation) of approximately 120,000,000 shares of Surg II, Inc.'s authorized but unissued common stock for $3,000,000. The Company and its officers and directors do not have common ownership or prior affiliations with Surg II, Inc. If the transaction is completed, the Company will own 90% of the outstanding common stock of Surg II, Inc., which it plans to use for the acquisition of a yet uncommitted business enterprise. As indicated in Surg II, Inc.'s Form 8-K filing on January 22, 2002, Surg II, Inc. has no remaining operations and no significant assets or liabilities. The common stock of Surg II, Inc. is traded on the NASDAQ Bulletin Board under the symbol SUGR.

Stock Grants

On March 4, 2002, options for 350,000 common shares were granted to members of the Company's Board of Directors and executive officers of the Company.

            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                     Additions
                                           Balance at   Charged to   Charged to                Balance at
                                           Beginning    Costs and      Other                     End of
              Description                  of Period    Expenses      Accounts     Deductions    Period
              -----------                  ----------   ----------   ----------    ----------  ----------

   Year ended December 31, 2001
   ----------------------------
   Deducted from asset accounts:
     Allowance for doubtful accounts        $50,000       $7,500            -            -       $57,500
                                             ======                                               ======
     Allowance for excess and obsolete
       inventory                             $5,000      $47,124            -            -       $52,124
                                              =====                                               ======

   Year ended December 31, 2000
   ----------------------------
   Deducted from asset accounts:
     Allowance for doubtful accounts        $20,000      $30,000            -            -       $50,000
                                             ======                                               ======
     Allowance for excess and obsolete
       inventory                             $5,000            -            -            -        $5,000
                                              =====                                                =====

   Year ended December 31, 1999
   ----------------------------
   Deducted from asset accounts:
     Allowance for doubtful accounts        $20,000            -            -            -       $20,000
                                             ======                                               ======
     Allowance for excess and obsolete
       inventory                             $5,000            -            -            -        $5,000
                                              =====                                                =====













                             EXHIBIT 10.19
     OF METALCLAD CORPORATION FORM 10-K FOR PERIOD ENDING 12-31-01



                        2198 SOUTH DUPONT DRIVE
                       ANAHEIM, CALIFORNIA  92806
                     AGREEMENT OF PURCHASE AND SALE

     This Agreement, dated as of February 2, 2002, is between CALWEST INDUSTRIAL PROPERTIES, LLC, a California limited liability company, ("Seller"), and METALCLAD INSULATION CORPORATION, a California
Corporation ("Buyer").

                               ARTICLE I

                     PURCHASE AND SALE OF PROPERTY

Section 1.1  Sale.

Seller agrees to sell to Buyer, and Buyer agrees to purchase from Seller, subject to the terms, covenants and conditions set forth herein, that certain real property located at 2198 South Dupont Drive, Anaheim, California 92806, together with any and all rights, privileges and easements appurtenant thereto owned by Seller, which real property will be more particularly described in an Exhibit A attached hereto and made a part hereof (collectively the "Real Property"), together with the personal property owned by Seller, if any, located on the Real Property and used exclusively in the operation or maintenance of the Real Property, as the same may be further described in any list which is in Seller's possession and is furnished to Buyer within the Delivery Period as defined in
Section 2.1(a) below but excluding any such personal property in Seller's property management office, if any, on the Real Property (the "Personal Property"). The Real Property and Personal Property are collectively referred to herein as the "Property". Section 1.2 Purchase Price. (a) The purchase price of the Property is Two Million Forty Seven Thousand Three Hundred Sixty Four Dollars ($2,047,364) (the "Purchase Price"). (b) The Purchase Price shall be paid as follows: (1) Upon the execution of this Agreement by Buyer and Seller, Buyer shall deposit in escrow with Chicago Title Company at 388 Market Street, Suite 1300, San Francisco, CA 94111,
Attn: Mary Hart, Telephone: (415) 291-5118, Facsimile: (415) 434-2176 (the "Title Company") an all-cash payment in the amount of Fifty Thousand Dollars ($50,000) (the "Deposit").

(2) The Deposit shall be held in an interest bearing account and all interest thereon shall be deemed a part of the Deposit. If the sale of the Property as contemplated hereunder is consummated, then the Deposit shall be paid to Seller at the Closing and credited against the Purchase Price. If the sale of the Property is not consummated due to Seller's default hereunder, then, as Buyer's sole remedies, Buyer may either: (1) terminate this Agreement and receive a refund of the Deposit, in which event neither party shall have any further rights or obligations hereunder except as provided in Sections 6.1, 9.3 and 9.9 below, and Buyer shall promptly return the Due Diligence Materials (as such terms is defined herein) to Seller or (2) Buyer may enforce specific performance of this Agreement. Buyer shall not have any other remedy hereunder as a result of any default by Seller prior to Closing, and Buyer hereby waives any other such remedy as a result of a default hereunder by Seller. If the sale is not consummated due to any default by Buyer hereunder, then Seller shall retain the Deposit as liquidated damages. The parties have agreed that Seller's actual damages, in the event of a failure to consummate this sale due to Buyer's default, would be extremely difficult or impracticable to determine. After negotiation, the parties have agreed that, considering all the circumstances existing on the date of this Agreement, the amount of the Deposit is a reasonable estimate of the damages that Seller would incur in such event. By placing their initials below, each party specifically confirms the accuracy of the statements made above and the fact that each party was represented by counsel who explained, at the time this Agreement was made, the consequences of this liquidated damages provision. The foregoing is not intended to limit Buyer's obligations under Sections 6.1, 9.3 and 9.9. INITIALS: SELLER ________ BUYER _______ (3) The balance of the Purchase Price, which is One Million Nine Hundred Ninety-Seven Thousand Three Hundred Sixty Four Dollars ($1,997,364) shall be paid to Seller all in cash at the consummation of the purchase and sale contemplated hereunder (the "Closing").

                               ARTICLE II

                               CONDITIONS

Section 2.1 Condition Precedent.

Buyer's obligation to
purchase the Property is conditioned upon the following:

(a) Buyer's review and approval of updated preliminary title report, together with copies of the underlying documents (the "Title Report"), and any survey of the Property in Seller's possession. Seller shall furnish to Buyer a copy of such report, together with the underlying documents, and any survey in Seller's possession, within ten (10) days after the date Seller receives a fully executed original of this Agreement (the "Delivery Period"). (b) Buyer's review and approval of the physical condition of the Property. (c) Buyer's review and approval of all zoning, land use, building, environmental and other statutes, rules, or regulations applicable to the Property. (d) Buyer's review and approval of operating statements with respect to the Property for 2000 and 2001, the most current tax bills for the 2001- 2002 tax year, certificates of occupancy, plans and specifications, soils, Hazardous Materials (as such term is defined herein) reports and other reports, service contracts, and other contracts or documents. Seller shall make available to Buyer within the Delivery Period copies of all such items in Seller's possession for Buyer's inspection and copying, at Buyer's expense, during reasonable business hours. Notwithstanding the foregoing, Buyer's review shall not include a review of Seller's internal economic memoranda or reports, attorney-client privileged materials or Seller's appraisals of the Property, if any. (e) Buyer's review and approval of any other matters Buyer deems relevant to the Property. Section 2.2 Contingency Period. Buyer shall have until the date which is forty-five (45) days from the date hereof, which date is March 19, 2002 (such period being referred to herein as the "Contingency Period") to review and approve the matters described in Sections 2.1(a)-(e) above in Buyer's sole discretion. If Buyer determines to proceed with the purchase of the Property, then Buyer shall, before the end of the Contingency Period, notify Seller in writing that Buyer has approved all of the matters described in Section 2.1(a)-(e) above, including, without limitation, all documents, agreements, surveys, reports and other items and materials delivered to or made available to Buyer in connection with this Agreement (the "Due Diligence Materials"). If before the end of the Contingency Period Buyer fails to give Seller such written notice, then Buyer shall be deemed to have elected to terminate this Agreement, the Deposit shall be returned to Buyer, Buyer shall promptly return all of the Due Diligence Materials to Seller, and neither party shall have any further rights or obligations hereunder except as provided in Sections 6.1, 9.3 and 9.9 below.

                              ARTICLE III

                          BUYER'S EXAMINATION

Section 3.1  Representations and Warranties of Seller.

Subject to the provisions of Sections 3.2 and 3.3 below, Seller hereby makes the following representations and warranties with respect to the Property, provided that Seller makes no representations or warranties with respect to the matters (the "Disclosure Items") which are set forth in a Schedule 1 attached hereto and made a part hereof. Notwithstanding anything to the contrary contained herein or in any document delivered in connection herewith, Seller shall have no liability with respect to the Disclosure Items.

(a) Seller has not (i) made a general assignment for the benefit of creditors, (ii) filed any voluntary petition in bankruptcy or suffered the filing of any involuntary petition by Seller's creditors, (iii) suffered the appointment of a receiver to take possession of all, or substantially all, of Seller's assets, (iv) suffered the attachment or other judicial seizure of all, or substantially all, of Seller's assets,
(v) admitted in writing its inability to pay its debts as they come due, or (vi) made an offer of settlement, extension or composition to its creditors generally.

(b) Seller is not a "foreign person" as defined in Section 1445 of the Internal Revenue Code of 1986, as amended (the "Code") and any related regulations.

(c) This Agreement (i) has been duly authorized, executed and delivered by Seller, and (ii) does not violate any provision of any agreement or judicial order to which Seller is a party or to which Seller or the Property is subject.

(d) Seller has the power and authority to enter into this Agreement and to perform its obligations hereunder.

(e) There are no tenant leases in force for the Property other than that certain lease between Seller, as landlord, and Metalclad Insulation corporation, as tenant (the "Lease"). The Lease constitute all of the written or oral agreements of any kind for the leasing, rental, or occupancy of any portion of the Property.

(f) Seller has received no written notice of any pending actions, suits, arbitrations, claims or proceedings, at law or in equity, affecting all or any portion of the Property or in which Seller is or will be a party by reason of Seller's ownership of the Property.

(g) To the best of Seller's knowledge, except as set forth in Schedule 1 or as may be disclosed in Due Diligence Materials, Seller has received no written notice from any governmental authority that the present use and operation of the Property is in violation of any of the applicable law (including, without limitation, (i) the Americans with Disabilities Act ("ADA"), Title 24 of the California Administrative Code, and other similar federal, state and local laws , (ii) building codes and any other laws relating to the construction or design of the improvements on the Property, including, without limitation, fire, safety, handicapped access, or seismic design (collectively, "Building Codes"), and (iii) any laws relating to environmental matters (the "Environmental Laws").

(h) Except as set forth in Schedule 1 or as may be disclosed in Due Diligence Materials, Seller has received no written notice of any pending improvement liens or special assessments to be made against the Property.

(i) To the best of Seller's knowledge, the only contract or agreements for the operation or maintenance of the Property entered into by Seller is the landscaping contract with Arbor Care, a copy of which shall be made available to Buyer during the Contingency Period.

(j) To the best of Seller's knowledge, there are no rights of first offer or refusal to purchase the Property held by any tenant or other third party.

Each of the representations and warranties of Seller contained in this
Section 3.1: (1) is true as of the date of this Agreement; (2) shall be deemed remade by Seller, and shall be true in all material respects as of the date of Closing, subject to (A) any Exception Matters (as defined below), (B) the Disclosure Items, and (C) other matters expressly permitted in this Agreement or otherwise specifically approved in writing by Buyer including, without limitation, the Due Diligence Materials; and (3) shall survive the close of escrow as provided in
Section 3.3 below. Section 3.2 No Liability for Exception Matters.

As used herein, the term "Exception Matter" shall refer to a matter disclosed to Buyer in writing or discovered by Buyer before the Closing, that would make a representation or warranty of Seller contained in this Agreement untrue or incorrect, including, without limitation, matters disclosed in writing to Buyer by Seller or by any other person. If Buyer obtains knowledge of any Exception Matter after the date hereof, Buyer may terminate this Agreement and receive a return of the Deposit upon written notice to Seller within five (5) business days after Buyer learns of such Exception Matter if Seller elects not to cure or remedy any such Exception Matter. Seller shall have five (5) business days after receipt of Buyer's written notice to notify Buyer of whether or not Seller has elected to cure such matter prior to Closing. Buyer shall promptly notify Seller in writing of any Exception Matter of which Buyer obtains knowledge before the Closing. If Buyer obtains knowledge of any Exception Matter before the Closing, but nonetheless elects to proceed with the acquisition of the Property, Buyer shall consummate the acquisition of the Property subject to such Exception Matter and Seller shall have no liability with respect to such Exception Matter, notwithstanding any contrary provision, covenant, representation or warranty contained in this Agreement. If Buyer elects to terminate this Agreement on the basis of any Exception Matter, Buyer shall so notify Seller in writing within five (5) business days following Buyer's discovery of the Exception Matter, and the Deposit shall be returned to Buyer. Buyer's failure to give such notice within such five (5) business day period shall be deemed a waiver by Buyer of such Exception Matter. Upon any such termination of this Agreement, Buyer shall promptly return all of the Due Diligence Materials to Seller, and neither party shall have any further rights or obligations hereunder, except as provided in Sections 6.1, 9.3 and 9.9 below. Seller shall have no obligation to cure or remedy any Exception Matter, and, subject to Buyer's right to terminate this Agreement as set forth above, Seller shall have no liability whatsoever to Buyer with respect to any Exception Matters. Section 3.3 Survival of Representations and Warranties. The representations and warranties of Seller and Buyer contained herein shall survive for a period of one twelve (12) months after the Closing, except that Buyer's representations and warranties in Sections 3.5(d) and (f) shall survive indefinitely. Any claim which Buyer or Seller may have at any time against the other for a breach of any such representation or warranty (other than those contained in Sections 3.5(d) and (f)), whether known or unknown, which is not asserted (i) by written notice to Seller or Buyer within such twelve (12) month period and (ii) by Seller's or Buyer's filing a legal action with respect thereto whether such twelve (12) month period, shall not be valid or effective, and the other party shall have no liability with respect thereto. Section 3.4 Seller's Knowledge. For purposes of this Agreement and any document delivered at Closing, whenever the phrase "to the best of Seller's knowledge" or the "knowledge" of Seller or words of similar import are used, they shall be deemed to refer to the current actual knowledge of David Breuner, at the times indicated only and not any implied, imputed or constructive knowledge, without any independent investigation having been made or any implied duty to investigate.

Section 3.5 Representations and Warranties of Buyer. Buyer represents and warrants to Seller as follows: (a) Buyer represents and warrants to Seller that this Agreement and all documents executed by Buyer which are to be delivered to Seller at Closing do not and at the time of Closing will not violate any provision of any agreement or judicial order to which Buyer is a party or to which Buyer is subject. (b) Buyer represents and warrants to Seller that Buyer has not (i) made a general assignment for the benefit of creditors, (ii) filed any voluntary petition in bankruptcy or suffered the filing of any involuntary petition by Buyer's creditors, (iii) suffered the appointment of a receiver to take possession of all, or substantially all, of Buyer's assets,
(iv) suffered the attachment or other judicial seizure of all, or substantially all, of Buyer's assets, (v) admitted in writing its inability to pay its debts as they come due, or (vi) made an offer of settlement, extension or composition to its creditors generally.
(c) Buyer is duly formed, validly existing and in good standing under the laws of the State of Delaware. Buyer has duly authorized, executed and delivered this Agreement. (d) Buyer is purchasing the Property as investment rental property, and not for Buyer's own operations or use. (e) Intentionally Deleted. (f) Other than Seller's Broker, as defined below, Buyer has had no contact with any broker or finder with respect to the Property. Each of the representations and warranties of Buyer contained in this Section shall be deemed remade by Buyer as of the Closing and shall survive the Closing as provided in Section 3.3 above.
Section 3.6 Buyer's Independent Investigation. (a) Buyer acknowledges and agrees that it has been given or will be given before the end of the Contingency Period, a full opportunity to inspect and investigate each and every aspect of the Property, either independently or through agents of Buyer's choosing, including, without limitation: (1) All matters relating to title, together with all governmental and other legal requirements such as taxes, assessments, zoning, use permit requirements and building codes.

(2) The physical condition and aspects of the Property, including, without limitation, the interior, the exterior, the square footage within the improvements on the Real Property and within each tenant space therein, the structure, seismic aspects of the Property, the paving, the utilities, and all other physical and functional aspects of the Property. Such examination of the physical condition of the Property shall include an examination for the presence or absence of Hazardous Materials, as defined below, which shall be performed or arranged by Buyer at Buyer's sole expense. For purposes of this Agreement, "Hazardous Materials" shall mean inflammable explosives, radioactive materials, asbestos, polychlorinated biphenyls, lead, lead-based paint, under and/or above ground tanks, hazardous materials, hazardous wastes, hazardous substances, oil, or related materials, which are listed or regulated in the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (42 U.S.C. Sections 6901, et seq.), the Resources Conservation and Recovery Act of 1976 (42 U.S.C. Section 6901, et seq.), the Clean Water Act (33 U.S.C. Section 1251, et seq.), the Safe Drinking Water Act (14 U.S.C. Section 1401, et seq.), the Hazardous Materials Transportation Act (49 U.S.C. Section 1801, et seq.), and the Toxic Substance Control Act (15 U.S.C. Section 2601, et seq.), the California Hazardous Waste Control Law (California Health and Safety Code Section 25100, et seq.), the Porter-Cologne Water Quality Control Act (California Water Code Section 13000, et seq.), and the Safe Drinking Water and Toxic Enforcement Act of 1986 (California Health and Safety Code Section 25249.5, et seq.) and any other applicable federal, state or local laws. (3) Any easements and/or access rights affecting the Property. (4) The service contracts and any other documents or agreements of significance affecting the Property. (5) All other matters of material significance affecting the Property.

(b) BUYER SPECIFICALLY ACKNOWLEDGES AND AGREES THAT SELLER IS SELLING AND BUYER IS PURCHASING THE PROPERTY ON AN "AS IS WITH ALL FAULTS" BASIS AND THAT BUYER IS NOT RELYING ON ANY REPRESENTATIONS OR WARRANTIES OF ANY KIND WHATSOEVER, EXPRESS OR IMPLIED, FROM SELLER, ITS AGENTS, OR BROKERS AS TO ANY MATTERS CONCERNING THE PROPERTY EXCEPT AS EXPRESSLY SET FORTH IN SECTION 3.1 ABOVE, INCLUDING WITHOUT LIMITATION: (i) the quality, nature, adequacy and physical condition and aspects of the Property, including, but not limited to, the structural elements, seismic aspects of the Property, foundation, roof, appurtenances, access, landscaping, parking facilities and the electrical, mechanical, HVAC, plumbing, sewage, and utility systems, facilities and appliances, the square footage within the improvements on the Real Property and within each tenant space therein, (ii) the quality, nature, adequacy, and physical condition of soils, geology and any groundwater, (iii) the existence, quality, nature, adequacy and physical condition of utilities serving the Property, (iv) the development potential of the Property, and the Property's use, habitability, merchantability, or fitness, suitability, value or adequacy of the Property for any particular purpose, (v) the zoning or other legal status of the Property or any other public or private restrictions on use of the Property, (vi) the compliance of the Property or its operation with any applicable codes, laws, regulations, statutes, ordinances, covenants, conditions and restrictions of any governmental or quasi-governmental entity or of any other person or entity, (vii) the presence of Hazardous Materials on, under or about the Property or the adjoining or neighboring property, (viii) the quality of any labor and materials used in any improvements on the Real Property, (ix) the condition of title to the Property, (x) the service contracts, or other agreements affecting the Property, and (xi) economics of the operation of the Property. Section 3.7 Release.

(a) Without limiting the above, and subject to the representations and warranties of Seller contained in Section 3.1 hereof, Buyer on behalf of itself and its successors and assigns waives its right to recover from, and forever releases and discharges, Seller, Seller's affiliates, Seller's investment manager, the partners, trustees, beneficiaries, shareholders, members, directors, officers, employees and agents of each of them, and their respective heirs, successors, personal representatives and assigns (collectively, the "Seller Related Parties"), from any and all demands, claims, legal or administrative proceedings, losses, liabilities, damages, penalties, fines, liens, judgments, costs or expenses whatsoever (including, without limitation, attorneys' fees and costs), whether direct or indirect, known or unknown, foreseen or unforeseen, that may arise on account of or in any way be connected with (i) the physical condition of the Property including, without limitation, all structural and seismic elements, all mechanical, electrical, plumbing, sewage, heating, ventilating, air conditioning and other systems, the environmental condition of the Property and Hazardous Materials on, under or about the Property, or
(ii) any law or regulation applicable to the Property, including, without limitation, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (42 U.S.C. Sections 6901, et seq.), the Resources Conservation and Recovery Act of 1976 (42 U.S.C. Section 6901, et seq.), the Clean Water Act (33 U.S.C. Section 1251, et seq.), the Safe Drinking Water Act (14 U.S.C. Section 1401, et seq.), the Hazardous Materials Transportation Act (49 U.S.C. Section 1801, et seq.), and the Toxic Substance Control Act (15 U.S.C. Section 2601, et seq.), the California Hazardous Waste Control Law (California Health and Safety Code Section 25100, et seq.), the Porter-Cologne Water Quality Control Act (California Water Code Section 13000, et seq.), and the Safe Drinking Water and Toxic Enforcement Act of 1986 (California Health and Safety Code Section 25249.5, et seq.) and any other federal, state or local law. (b) In connection with section 3.7(a) above, Buyer expressly waives the benefits of Section 1542 of the California Civil Code, which provides as follows: "A GENERAL RELEASE DOES NOT EXTEND TO CLAIMS WHICH THE CREDITOR DOES NOT KNOW OR SUSPECT TO EXIST IN HIS FAVOR AT THE TIME OF EXECUTING THE RELEASE, WHICH IF KNOWN BY HIM MUST HAVE MATERIALLY AFFECTED HIS SETTLEMENT WITH THE DEBTOR." Section 3.8 Survival. The provisions of this Article III shall survive the Closing subject to the limitations and qualifications contained in such provisions.

                               ARTICLE IV

                                 TITLE

Section 4.1 Conditions of Title.

At the Closing, Seller shall convey title to the Property to Buyer by grant deed (the "Deed") subject to no exceptions other than: (a) Interests of tenants in possession; (b) Non-delinquent liens for real estate taxes and assessments; and (c) Any exceptions disclosed by the preliminary title report and any amendments or supplements thereto, the public records or the Due Diligence Materials, and any other exceptions to title which would be disclosed by an inspection and/or survey of the Property.

Buyer may disapprove any exceptions to title which Buyer first discovers after the Contingency Date (collectively, the "Supplemental Exceptions") within five (5) business days after the date on which Buyer discovers a Supplemental Exception. Buyer shall have a right to approve all such Supplemental Exceptions. If Buyer disapproves of a Supplemental Exception, then Buyer may either (i) terminate this Agreement, in which event the Deposit shall be returned to Buyer, any and all Due Diligence Materials provided to Buyer shall be promptly returned to Seller, and neither party under this Agreement shall have any rights or obligation except as provided in Sections 6.1, 9.3, and 9.9 or (ii) waive its disapproval and take title to the Property subject to such Supplemental Exception. If Buyer does not provide notice of its disapproval or waiver within such five (5) day period, Buyer shall be deemed to have disapproved such Supplemental Exception and to have elected to terminate this Agreement with the effect as provided in clause (i) above. All of the foregoing exceptions (including, without limitation, the Supplemental Exceptions) shall be referred to collectively as the "Conditions of Title." By acceptance of the Deed and the Closing of the purchase and sale of the Property, (i) Buyer agrees it is assuming for the benefit of Seller all of the obligations of Seller with respect to the Conditions of Title from and after the Closing, and (ii) Buyer agrees that Seller shall have conclusively satisfied its obligations with respect to title to the Property. The provisions of this Section shall survive the Closing. Section 4.2 Evidence of Title. Delivery of title in accordance with the foregoing shall be evidenced by the willingness of the Title Company to issue, at Closing, its Owner's CLTA Policy of Title Insurance (or ALTA policy if Buyer so elects) in the amount of the Purchase Price showing title to the Real Property vested in Buyer, subject to the Conditions of Title (the "Title Policy").
Buyer shall have prepared, at Buyer's cost, the ALTA survey of the Property necessary to support the issuance of the ALTA title policy if Buyer so elects to have such policy issued. Buyer shall provide Seller with a copy of such survey at no cost to Seller.

                               ARTICLE V

                  RISK OF LOSS AND INSURANCE PROCEEDS

Section 5.1  Minor Loss.

Buyer shall be bound to purchase the Property for the full Purchase Price as required by the terms hereof, without regard to the occurrence or effect of any damage to the Property or destruction of any improvements thereon or condemnation of any portion of the Property, provided that: (a) the cost to repair any such damage or destruction, or the diminution in the value of the remaining Property as a result of a partial condemnation, does not exceed One Hundred Fifty Thousand Dollars ($150,000) and (b) upon the Closing, there shall be a credit against the Purchase Price due hereunder equal to the amount of any insurance proceeds or condemnation awards collected by Seller as a result of any such damage or destruction or condemnation, plus the amount of any insurance deductible, less any sums expended by Seller toward the restoration or repair of the Property. If the proceeds or awards have not been collected as of the Closing, then such proceeds or awards shall be assigned to Buyer, except to the extent needed to reimburse Seller for sums expended to repair or restore the Property, and Seller shall retain the rights to such proceeds and awards. Section 5.2 Major Loss. If the amount of the damage or destruction or condemnation as specified above exceeds On Hundred Fifty Thousand ($150,000), then Buyer may, at its option to be exercised within five (5) days of Seller's notice of the occurrence of the damage or destruction or the commencement of condemnation proceedings, either terminate this Agreement or consummate the purchase for the full Purchase Price as required by the terms hereof. If Buyer elects to terminate this Agreement or fails to give Seller notice within such five (5) day period that Buyer will proceed with the purchase, then the Deposit shall be returned to Buyer, Buyer shall promptly return all of the Due Diligence Materials to Seller, and neither party shall have any further rights or obligations hereunder except as provided in Sections 6.1, 9.3 and 9.9 below. If Buyer elects to proceed with the purchase, then upon the Closing, there shall be a credit against the Purchase Price due hereunder equal to the amount of any insurance proceeds or condemnation awards collected by Seller as a result of any such damage or destruction or condemnation, plus the amount of any insurance deductible, less any sums expended by Seller toward the restoration or repair of the Property. If the proceeds or awards have not been collected as of the Closing, then such proceeds or awards shall be assigned to Buyer, except to the extent needed to reimburse Seller for sums expended to repair or restore the Property, and Seller shall retain the rights to such proceeds and awards.

                               ARTICLE VI

                          BROKERS AND EXPENSES

Section 6.1  Brokers.

The parties represent and warrant to each other that no broker or finder was instrumental in arranging or bringing about this transaction except for Cushman & Wakefield ( "Seller's Broker"). At Closing, Seller shall pay the commission due, if any, to Seller's Broker, which shall be paid pursuant to a separate agreement between Seller and Seller's Broker. If any other person brings a claim for a commission or finder's fee based upon any contact, dealings or communication with Buyer or Seller, then the party through whom such person makes his claim shall defend the other party (the "Indemnified Party") from such claim, and shall indemnify the Indemnified Party and hold the Indemnified Party harmless from any and all costs, damages, claims, liabilities or expenses (including without limitation, reasonable attorneys' fees and disbursements) incurred by the Indemnified Party in defending against the claim. The provisions of this Section 6.1 shall survive the Closing or, if the purchase and sale is not consummated, any termination of this Agreement. Section 6.2 Expenses. Except as provided in Sections 4.2 above and 8.5(b) below, each party hereto shall pay its own expenses incurred in connection with this Agreement and the transactions contemplated hereby.

                              ARTICLE VII

                      LEASES AND OTHER AGREEMENTS

Section 7.1  Intentionally Deleted.

Section 7.2  Agreements.

On and after the Closing, Seller shall have no further obligations with respect to any agreements affecting the Property. The provisions of this Section shall survive the Closing. Section 7.3
Initially Deleted.

                              ARTICLE VIII

                           CLOSING AND ESCROW

Section 8.1  Escrow Instructions.

Upon execution of this Agreement, the parties hereto shall deposit an executed counterpart of this Agreement with the Title Company, and this instrument shall serve as the instructions to the Title Company as the escrow holder for consummation of the purchase and sale contemplated hereby. Seller and Buyer agree to execute such reasonable additional and supplementary escrow instructions as may be appropriate to enable the Title Company to comply with the terms of this Agreement; provided, however, that in the event of any conflict between the provisions of this Agreement and any supplementary escrow instructions, the terms of this Agreement shall control. Section 8.2 Closing.

The Closing hereunder shall be held and delivery of all items to be made at the Closing under the terms of this Agreement shall be made at the offices of the Title Company on that date which is fifteen
(15) days from the expiration of the Contingency Period, which date is April 3, 2002, and before 9:00 a.m. local time, or such other earlier date and time as Buyer and Seller may mutually agree upon in writing (the "Closing Date"). Such date and time may not be extended without the prior written approval of both Seller and Buyer. Section 8.3 Deposit of Documents. (a) At or before the Closing, Seller shall deposit into escrow the following items: (1) the duly executed and acknowledged Deed, in the form attached hereto as Exhibit B conveying the Real Property to Buyer subject to the Conditions of Title; (2) four (4) duly executed counterparts of the Bill of Sale in the form attached hereto as Exhibit C (the "Bill of Sale"); (3) four (4) duly executed counterparts of an Assignment and Assumption of Leases, Service Contracts and Warranties in the form attached hereto as Exhibit D pursuant to the terms of which Buyer shall assume all of Seller's obligations under the equipment leases, service contracts, leasing commission agreements and tenant improvement agreements affecting the Property (the "Assignment of Leases"); (4) an affidavit pursuant to Section 1445(b)(2) of the Federal Code, and on which Buyer is entitled to rely, that Seller is not a "foreign person" within the meaning of
Section 1445(f)(3) of the Federal Code; and (5) California 597-W Certificate. (b) At or before Closing, Buyer shall deposit into escrow the following items: (1) funds necessary to close this transaction; (2) four (4) duly executed counterparts of the Bill of Sale; and (3) four (4) duly executed counterparts of the Assignment of Leases. (c) Seller and Buyer shall each deposit such other instruments as are reasonably required by the Title Company or otherwise required to close the escrow and consummate the acquisition of the Property in accordance with the terms hereof. Seller and Purchaser hereby designate Title Company as the "Reporting Person" for the transaction pursuant to Section 6045(e) of the Internal Revenue Code and the regulations promulgated thereunder and agree to execute such documentation as is reasonably necessary to effectuate such designation.

(d) Seller shall deliver to Buyer originals of the items which Seller was required to furnish Buyer copies of or make available at the Property pursuant to Section 2.1(d) above, except for Seller's general ledger and other internal books or records which shall be retained by Seller, within five (5) business days after the Closing Date. Seller shall deliver to Buyer a set of keys to the Property on the Closing Date. Section 8.4 Intentionally Deleted. Section
8.5 Prorations. (a) Rents, including, without limitation, percentage rents, if any, and any additional charges and expenses payable under tenant leases, all as and when actually collected (whether such collection occurs prior to, on or after the Closing
Date); real property taxes and assessments; water, sewer and utility charges; amounts payable under any service contracts; annual permits and/or inspection fees (calculated on the basis of the period covered); and any other expenses of the operation and maintenance of the Property (including, without limitation, expenses already paid by Seller but which are being amortized over time by Seller and with respect to which Seller shall receive a credit at Closing in the amount of the unamortized portion thereof), shall all be prorated as of 12:01 a.m. on the date the Deed is recorded, on the basis of a 365-day year. Any sums collected by Buyer from tenants after the Closing shall be promptly paid to Seller to the extent of any rents and other sums which were delinquent at Closing, and the remainder shall be retained by Buyer to apply to current obligations. Buyer shall use reasonable efforts to collect such delinquent rents. Seller retains the rights to collect any such delinquent rents from tenants after Closing. The amount of any security deposits under tenant leases shall be credited against the Purchase Price. Seller shall receive credits at Closing for the amount of any utility or other deposits with respect to the Property. Buyer shall cause all utilities to be transferred into Buyer's name and account at the time of Closing. Seller and Buyer hereby agree that if any of the aforesaid prorations and credits cannot be calculated accurately on the Closing Date, then the same shall be calculated as soon as reasonably practicable after the Closing Date and either party owing the other party a sum of money based on such subsequent proration(s) or credits shall promptly pay said sum to the other party.

(b) Seller shall pay one-half (1/2) of the escrow fee, all of the applicable County transfer taxes and the CLTA portion of the title insurance policy. Buyer shall pay the costs of obtaining the extended coverage title insurance policy, if Buyer elects to obtains such coverage, the cost of any endorsements, and one-half (1/2) of the escrow fee. Recording charges, and any other expenses of the escrow for the sale shall be paid by Buyer and Seller in accordance with customary practice of Orange County, California, as determined by the Title Company. (c) The provisions of this Section 8.5 shall survive the Closing.

                               ARTICLE IX

                             MISCELLANEOUS

Section 9.1  Notices.

Any notices required or permitted to be given hereunder shall be given in writing and shall be delivered (a) in person, (b) by certified mail, postage prepaid, return receipt requested, (c) by facsimile with confirmation of receipt, or (d) by a commercial overnight courier that guarantees next day delivery and provides a receipt, and such notices shall be addressed as follows: To Buyer: c/o Metalclad Corporation 2 Corporate
Plaza, Suite 125 Newport Beach, CA 92660 Attention: Anthony Dabbene Fax No.: 949-719-1240 Tel. No.: 949-719-1234 with a copy to:  C.J. Farley 140 Newport Center Drive Suite 250
Newport Beach, Ca 92660 Fax No.:  949-721-8185 Tel. No.:
949-721-8182 To Seller: c/o The RREEF Funds 101 California Street, 26th Floor San Francisco, CA 94111 Attention: David Breuner Fax No.: (415) 391-9015 Tel. No. (415) 781-3300 with a copy to: Orrick, Herrington & Sutcliffe LLP 400 Sansome Street San Francisco, CA 94111 Attention: Michael H. Liever, Esq. and Natasha L. Hyman Fax No.: (415) 773-5759 Tel. No.:
(415) 392-1122 or to such other address as either party may from time to time specify in writing to the other party. Any notice shall be effective only upon delivery.

Section 9.2 Entire Agreement. This Agreement, together with the Exhibits hereto, contains all representations, warranties and covenants made by Buyer and Seller and constitutes the entire understanding between the parties hereto with respect to the subject matter hereof. Any prior correspondence, memoranda or agreements are replaced in total by this Agreement together with the Exhibits hereto. Section 9.3 Entry and Indemnity.

In connection with any entry by Buyer, or its agents, employees or contractors onto the Property, Buyer shall give Seller reasonable advance notice of such entry and shall conduct such entry and any inspections in connection therewith so as to minimize, to the greatest extent possible, interference with Seller's business and the business of Seller's tenants and otherwise in a manner reasonably acceptable to Seller. Without limiting the foregoing, prior to any entry to perform any on-site testing, Buyer shall give Seller written notice thereof, including the identity of the company or persons who will perform such testing and the proposed scope of the testing. Seller shall approve or disapprove, in Seller's sole discretion, the proposed testing within three (3) business days after receipt of such notice. If Seller fails to respond within such three (3) business day period, Seller shall be deemed to have disapproved the proposed testing. If Buyer or its agents, employees or contractors take any sample from the Property in connection with any such approved testing, Buyer shall provide to Seller a portion of such sample being tested to allow Seller, if it so chooses, to perform its own testing. Seller or its representative may be present to observe any testing or other inspection performed on the Property. Upon the request of Seller, Buyer shall promptly deliver to Seller copies of any reports relating to any testing or other inspection of the Property performed by Buyer or its agents, employees or contractors. Buyer shall not contact any governmental authority without first obtaining the prior written consent of Seller thereto, and Seller, at Seller's election, shall be entitled to have a representative on any phone or other contact made by Buyer to a governmental authority and present at any meeting by Buyer with a governmental authority. Buyer shall maintain, and shall assure that its contractors maintain, public liability and property damage insurance in amounts and in form and substance adequate to insure against all liability of Buyer and its agents, employees or contractors, arising out of any entry or inspections of the Property pursuant to the provisions hereof, and Buyer shall provide Seller with evidence of such insurance coverage upon request by Seller. Buyer shall indemnify and hold Seller harmless from and against any costs, damages, liabilities, losses, expenses, liens or claims (including, without limitation, reasonable attorney's fees) arising out of or relating to any entry on the Property by Buyer, its agents, employees or contractors in the course of performing the inspections, testings or inquiries provided for in this Agreement. The foregoing indemnity shall survive beyond the Closing, or, if the sale is not consummated, beyond the termination of this Agreement. Section 9.4 Time. Time is of the essence in the performance of each of the parties' respective obligations contained herein. Section 9.5 Attorneys' Fees. If either party hereto fails to perform any of its obligations under this Agreement or if any dispute arises between the parties hereto concerning the meaning or interpretation of any provision of this Agreement, then the defaulting party or the party not prevailing in such dispute, as the case may be, shall pay any and all costs and expenses incurred by the other party on account of such default and/or in enforcing or establishing its rights hereunder, including, without limitation, court costs and reasonable attorneys' fees and disbursements. Section 9.6 Assignment. Buyer's rights and obligations hereunder shall not be assignable without the prior written consent of Seller. Buyer shall in no event be released from any of its obligations or liabilities hereunder in connection with any assignment. Without limiting the above, in connection with any assignment pursuant to the terms hereof, the assignee shall reconfirm in a written instrument acceptable to Seller and delivered to Seller prior to the assignment said representation and warranty as applied to the assignee. Subject to the provisions of this Section, this Agreement shall inure to the benefit of and be binding upon the parties hereto and their respective successors and assigns. Subject to the foregoing, Buyer reserves the right to assign its interest under this Agreement to any subsidiary, affiliate, or partner of Buyer (a "Permitted Assignee"), provided that any such permitted assignee is solely owned, directly or indirectly by Buyer and provided that Seller receives prior written notice of any such assignment and reasonably approves the form of assignment of this Agreement prior to the Closing. Section 9.7 Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, but all of which taken together shall constitute one and the same instrument.

Section 9.8 Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of California.
Section 9.9 Confidentiality and Return of Documents. Buyer and Seller shall each maintain as confidential any and all material obtained about the other or, in the case of Buyer, about the Property, this Agreement or the transactions contemplated hereby, and shall not disclose such information to any third party, except to consultants and advisors retained by Buyer to evaluate the Property, provided that any such consultants and advisors agree to maintain such information as confidential, and except as otherwise may be required by law. This provision shall survive the Closing or any termination of this Agreement. Section 9.10 Interpretation of Agreement. The article, section and other headings of this Agreement are for convenience of reference only and shall not be construed to affect the meaning of any provision contained herein. Where the context so requires, the use of the singular shall include the plural and vice versa and the use of the masculine shall include the feminine and the neuter. The term "person" shall include any individual, partnership, joint venture, corporation, trust, unincorporated association, any other entity and any government or any department or agency thereof, whether acting in an individual, fiduciary or other capacity. Section 9.11 Limited Liability. The obligations of Seller are intended to be binding only on the property of Seller and shall not be personally binding upon, nor shall any resort be had to, the private properties of any of its trustees, officers, beneficiaries, directors, members, or shareholders, or of its investment manager, the general partners, officers, directors, members, or shareholders thereof, or any employees or agents of Seller or its investment manager. Section
9.12 Amendments. This Agreement may be amended or modified only by a written instrument signed by Buyer and Seller. Section 9.13 No Recording. Neither this Agreement or any memorandum or short form thereof may be recorded by Buyer.

Section 9.14 Drafts Not an Offer to Enter Into a Legally Binding Contract. The parties hereto agree that the submission of a draft of this Agreement by one party to another is not intended by either party to be an offer to enter into a legally binding contract with respect to the purchase and sale of the Property. The parties shall be legally bound with respect to the purchase and sale of the Property pursuant to the terms of this Agreement only if and when the parties have been able to negotiate all of the terms and provisions of this Agreement in a manner acceptable to each of the parties in their respective sole discretion, including, without limitation, all of the Exhibits and Schedules hereto, and both Seller and Buyer have fully executed and delivered to each other a counterpart of this Agreement, including, without limitation, all Exhibits and Schedules hereto. Section 9.15 Intentionally Deleted.
Section 9.16 No Partnership. The relationship of the parties hereto is solely that of Seller and Buyer with respect to the Property and no joint venture or other partnership exists between the parties hereto. Neither party has any fiduciary relationship hereunder to the other. Section 9.17 No Third Party Beneficiary. The provisions of this Agreement are not intended to benefit any third parties.
Section 9.18 Intentionally Deleted. Section 9.19 Limitation on Liability. Notwithstanding anything to the contrary contained herein, after the Closing the maximum aggregate liability of Seller, and the maximum aggregate amount which may be awarded to and collected by Buyer under this Agreement (including, without limitation, for any breach of representation, warranty and/or covenant contained herein), and any and all documents executed pursuant hereto or in connection herewith (collectively the "Other Documents") including, without limitation, the Deed, the Bill of Sale and the Assignment of Leases, shall under no circumstances whatsoever exceed two percent (2%) of the Purchase Price.

Section 9.20 Seismic Disclosure. Seller hereby informs Buyer that the building on the Property may have been constructed during or prior to 1975, and the construction method may have been that of pre-cast tilt-up concrete. In accordance with California law, attached hereto as Exhibit F is a copy of the Commercial Property Owner's Guide to Earthquake Safety published by the State of California Seismic Safety Commission (the "Guide"). In connection with the Commercial Property Earthquake Weakness Disclosure Report (the "Disclosure Report") which is made a part of the Guide, Seller hereby notifies Buyer that with respect to Questions Nos. 1 through 9 in such Disclosure Report, Seller does not know the answers to such questions and that, by the execution of this Agreement by Seller, Seller shall have been deemed to have executed and delivered the Disclosure Report and shall be deemed to have checked the "Don't Know" box following each such question. Section 9.21 Survival. Except as expressly set forth to the contrary herein, no representations, warranties, covenants or agreements of the Seller contained herein shall survive the Closing. Section 9.22 Survival of Article IX. The provisions of this Article IX shall survive the Closing.

                        [Signature Page Follows]

The parties hereto have executed this Agreement as of the date set forth in the first paragraph of this Agreement. Seller:
CALWEST INDUSTRIAL PROPERTIES, LLC, a California limited liability company

                    By:  RREEF America LLC,
                         a Delaware limited liability company
                    Its: Investment Manager


                         By:
                             ---------------------------------
                         Its:
                             ---------------------------------


           Buyer:   METALCLAD INSULATION CORPORATION,
                    a California Corporation

                    By:
                        ------------------------------
                    Its:
                        ------------------------------




                     LIST OF EXHIBITS AND SCHEDULES

                                Exhibits

     Exhibit A   Real Property Description

     Exhibit B   Grant Deed

     Exhibit C   Bill of Sale

     Exhibit D   Assignment of Leases, Service Contracts and
                 Warranties

     Exhibit E   Intentionally Deleted

     Exhibit F   Commercial Property Owners Guide to Earthquake
                 Safety




                               Schedules

     Schedule 1  Disclosure Items






                               Exhibit A
                       Real Property Description




                               Exhibit B
                           Form of Grant Deed



RECORDING REQUESTED BY and
WHEN RECORDED RETURN IT
AND ALL TAX STATEMENTS TO:


-----------------------------       -----------------------

Documentary Transfer Tax is         SPACE ABOVE THIS LINE
not of public record and is         FOR RECORDER'S USE
shown on a separate sheet
attached to this deed.
GRANT DEED

     FOR VALUABLE CONSIDERATION, receipt of which is hereby acknowledged, CALWEST INDUSTRIAL PROPERTIES, LLC, a California limited liability company ("Grantor"), hereby grants to _______________________ ("Grantee"), the real property located in the County of Orange County, State of California, described on Exhibit A attached hereto and made a part hereof, subject to the exceptions to title described on Exhibit B attached hereto and made a part hereof. Executed as of this ____ day of _________, 2002.
     Grantor: CALWEST INDUSTRIAL PROPERTIES, LLC, a California limited liability company

                    By:  RREEF America L.L.C.,
                         a Delaware limited liability company
                    Its: Investment Manager


                         By:  -----------------------------
                              David Breuner
                         Its: Authorized Representative



                               Exhibit C
                              Bill of Sale

     This Bill of Sale (the "Bill of Sale") is made and entered into _________, 2001, by and between ______________ ("Assignor"), and
__________________("Assignee").

     In consideration of the sum of Ten Dollars ($10) and other good and valuable consideration paid by Assignee to Assignor, the receipt and sufficiency of which are hereby acknowledged by Assignor, Assignor does hereby assign, transfer, convey and deliver to Assignee, its successors and assigns, free and clear of any liens or encumbrances created by, through or under Assignor, all items of tangible personal property, if any, owned by Assignor and situated upon and used exclusively in connection with the land described on the attached Exhibit A (the "Land") and the improvements located thereon (the "Improvements"), and described on the attached Exhibit B, but specifically excluding any and all personal property owned by tenants or otherwise considered the property of tenants under any leases affecting the Land or Improvements (the "Personal Property").

     This Bill of Sale is made subject, subordinate and inferior to the easements, covenants and other matters and exceptions set forth on Exhibit C, attached hereto and made a part hereof for all purposes.

     ASSIGNEE ACKNOWLEDGES AND AGREES THAT, EXCEPT AS EXPRESSLY PROVIDED IN THAT CERTAIN AGREEMENT OF PURCHASE AND SALE DATED _____, 2001, BY AND BETWEEN ASSIGNOR AND ASSIGNEE (THE "AGREEMENT"), ASSIGNOR HAS NOT MADE, DOES NOT MAKE AND SPECIFICALLY DISCLAIMS ANY REPRESENTATIONS, WARRANTIES, PROMISES, COVENANTS, AGREEMENTS OR GUARANTIES OF ANY KIND OR CHARACTER WHATSOEVER, WHETHER EXPRESS OR IMPLIED, ORAL OR WRITTEN, PAST, PRESENT OR FUTURE, OF, AS TO, CONCERNING OR WITH RESPECT TO (A) THE NATURE, QUALITY OR CONDITIONS OF THE PERSONAL PROPERTY, (B) THE INCOME TO BE DERIVED FROM THE PERSONAL PROPERTY, (C) THE SUITABILITY OF THE PERSONAL PROPERTY FOR ANY AND ALL ACTIVITIES AND USES WHICH ASSIGNEE MAY CONDUCT THEREON, (D) THE COMPLIANCE OF OR BY THE PERSONAL PROPERTY OR ITS OPERATION WITH ANY LAWS, RULES, ORDINANCES OR REGULATIONS OF ANY APPLICABLE GOVERNMENTAL AUTHORITY OR BODY, (E) THE HABITABILITY, MERCHANTABILITY OR FITNESS FOR A PARTICULAR PURPOSE OF THE PERSONAL PROPERTY, OR (F) ANY OTHER MATTER WITH RESPECT TO THE PERSONAL PROPERTY. ASSIGNEE FURTHER ACKNOWLEDGES AND AGREES THAT, HAVING BEEN GIVEN THE OPPORTUNITY TO INSPECT THE PERSONAL PROPERTY, ASSIGNEE IS RELYING SOLELY ON ITS OWN INVESTIGATION OF THE PERSONAL PROPERTY AND NOT ON ANY INFORMATION PROVIDED OR TO BE PROVIDED BY ASSIGNOR, EXCEPT AS SPECIFICALLY PROVIDED IN THE AGREEMENT. ASSIGNEE FURTHER ACKNOWLEDGES AND AGREES THAT ANY INFORMATION PROVIDED OR TO BE PROVIDED WITH RESPECT TO THE PERSONAL PROPERTY WAS OBTAINED FROM A VARIETY OF SOURCES AND THAT ASSIGNOR HAS NOT MADE ANY INDEPENDENT INVESTIGATION OR VERIFICATION OF SUCH INFORMATION. ASSIGNEE FURTHER ACKNOWLEDGES AND AGREES THAT THE SALE OF THE PERSONAL PROPERTY AS PROVIDED FOR HEREIN IS MADE ON AN "AS IS, WHERE IS" CONDITION AND BASIS "WITH ALL FAULTS," EXCEPT AS SPECIFICALLY PROVIDED IN THE AGREEMENT.

     The obligations of Assignor are intended to be binding only on the property of Assignor and shall not be personally binding upon, nor shall any resort be had to, the private properties of any of its trustees, officers, beneficiaries, directors, members, or shareholders, or of its investment manager, the general partners, officers, directors, members, or shareholders thereof, or any employees or agents of Assignor or its investment manager.

     Assignor represents and warrants to Assignee that the Personal Property is transferred free and clear of all liens and encumbrances created by Assignor, other than the lien of property tax not delinquent.

     This Bill of Sale may be executed in two or more counterparts, each of which shall be deemed an original, but all of which taken together shall constitute one and the same agreement.

     IN WITNESS WHEREOF, Assignor and Assignee have caused this Bill of Sale to be executed on the date and year first above written.

          Assignor:
                     -------------------------------
                     a
                       -----------------------------

                     By:
                         ----------------------------------
                     Its Investment Manager

                         By:
                              -----------------------------
                         Its:
                              -----------------------------


          Assignee:
                     -------------------------------
                     a
                       -----------------------------

                     By:
                         ----------------------------------
                     Its:
                         ----------------------------------

                         By:
                              -----------------------------
                         Its:
                              -----------------------------





                Assignment of Leases, Service Contracts
                             and Warranties

     This Assignment of Lease, Service Contracts and Warranties (this "Assignment") is made and entered into _______________, 2001, by and between ________________________ ("Assignor"), and
     ____________________________________________ ("Assignee").  For
     good and valuable consideration paid by Assignee to Assignor, the receipt and sufficiency of which are hereby acknowledged by Assignor, Assignor does hereby assign, transfer, set over and deliver unto Assignee all of Assignor's right, title, and interest in (i) those certain leases (the "Leases") listed on Exhibit A, attached hereto and made a part hereof for all purposes except for Seller's right to collect delinquent rent and other delinquent sums owing under such Leases for the period prior to the date hereof,
     (ii) those certain service contracts, equipment leases, tenant improvement agreements and leasing agreements (the "Contracts") listed on Exhibit B, if any, attached hereto and made a part hereof for all purposes, and (iii) those certain warranties held by Assignor (the "Warranties") listed on Exhibit C, attached hereto and made a part hereof for all purposes. Assignor agrees that the Leases, Service Contracts, and Warranties is transferred free and clear of all liens and encumbrances created by Assignor, except for the Conditions of Title as defined in the Agreement (as such term is defined below). ASSIGNEE ACKNOWLEDGES AND AGREES, BY ITS ACCEPTANCE HEREOF, THAT, EXCEPT AS EXPRESSLY PROVIDED IN THAT CERTAIN AGREEMENT OF PURCHASE AND SALE, DATED AS OF _______________, 2001, BY AND BETWEEN ASSIGNOR AND ASSIGNEE (THE "AGREEMENT"), THE LEASES, THE CONTRACTS AND THE WARRANTIES ARE CONVEYED "AS IS, WHERE IS" AND IN THEIR PRESENT CONDITION WITH ALL FAULTS, AND THAT ASSIGNOR HAS NOT MADE, DOES NOT MAKE AND SPECIFICALLY DISCLAIMS ANY REPRESENTATIONS, WARRANTIES, PROMISES, COVENANTS, AGREEMENTS OR GUARANTIES OF ANY KIND OR CHARACTER WHATSOEVER, WHETHER EXPRESS OR IMPLIED, ORAL OR WRITTEN, PAST, PRESENT OR FUTURE, OF, AS TO, CONCERNING OR WITH RESPECT TO THE NATURE, QUALITY OR CONDITION OF THE LEASES, THE CONTRACTS OR THE WARRANTIES, THE INCOME TO BE DERIVED THEREFROM, OR THE ENFORCEABILITY, MERCHANTABILITY OR FITNESS FOR ANY PARTICULAR PURPOSE OF THE LEASES, THE CONTRACTS OR THE WARRANTIES.

     Except as otherwise expressly provided in the Agreement, by accepting this Assignment and by its execution hereof, Assignee assumes the payment and performance of, and agrees to pay, perform and discharge, all the debts, duties and obligations to be paid, performed or discharged from and after the date hereof, by (a) the "landlord" or the "lessor" under the terms, covenants and conditions of the Leases, including, without limitation, brokerage commissions and compliance with the terms of the Leases relating to tenant improvements and security deposits, and (b) the owner under the Contracts and/or the Warranties. Assignee agrees to indemnify, hold harmless and defend Assignor from and against any and all claims, losses, liabilities, damages, costs and expenses (including, without limitation, reasonable attorneys' fees) resulting by reason of the failure of Assignee to pay, perform or discharge any of the debts, duties or obligations assumed or agreed to by Assignee hereunder. Except as otherwise provided in the Agreement, Assignor agrees to indemnify Assignee and hold harmless and defend Assignee from and against any and all claims, damages, liabilities, losses, costs and expenses (including, without limitation, reasonable attorneys' fees) resulting from any failure by Assignor to have paid, performed or discharged any debts, duties or obligations which have accrued for the period prior to the date hereof, (a) by Seller as the "landlord" or the "lessor" under the terms, covenants and conditions of the Leases, or (b) the owner under the Contracts and Warranties, excluding with respect to clauses (a) and (b) any such debts, duties or obligations arising out of or in any way related to whether the Property, as such term is defined in the Agreement, complies with applicable laws or to the physical condition of the Property, including, without limitation, any environmental conditions affecting the Property and/or Hazardous Materials (as defined in the Agreement) affecting the Property. The obligations of Assignor are intended to be binding only on the property of Assignor and shall not be personally binding upon, nor shall any resort be had to, the private properties of any of its trustees, officers, beneficiaries, directors, members, or shareholders, or of its investment manager, the general partners, officers, directors, members, or shareholders thereof, or any employees or agents of Assignor or its investment manager. All of the covenants, terms and conditions set forth herein shall be binding upon and shall inure to the benefit of the parties hereto and their respective successors and assigns. This Assignment may be executed in two or more counterparts, each of which shall be deemed an original, but all of which taken together shall constitute one and the same instrument.

     IN WITNESS WHEREOF, Assignor and Assignee have caused this
          Assignment to be executed on the day and year first above written.

		  Assignor:  -----------------------
		  a --------------------------------

		  By: ------------------------------
		  Its Investment Manager

		  By: ------------------------------
		  Its: -----------------------------

		  Assignee:-------------------------
          a --------------------------------

		  By: ------------------------------
		  Its:------------------------------

		  By: ------------------------------
		  Its: -----------------------------


                               Exhibit E
                         Intentionally Deleted





                               Exhibit F


         Commercial Property Owner's Guide to Earthquake Safety


                               Schedule 1
                            Disclosure Items

     Natural hazards described in the following California code sections (the "Natural Hazard Laws") may affect the Property: (A) Govt. Code
Section 8589.3 (Special Flood Hazard Area); (B) Govt. Code Section 8589.4 (Inundation Area); (C) Govt. Code Section 51183.5 (Fire Hazard Severity Zone); (C) Public Resource Code Section 2621.9 (Earthquake Fault Zone); (D) Public Resource Code Section 2694 (Seismic Hazard
Zone); and (E) Public Resource Code Section 4136 (Wildland Area). Seller's Broker shall execute and deliver to Buyer a Natural Hazards Disclosure Statement with respect to the foregoing matters (the "Natural Hazards Disclosure Statement"). Buyer acknowledges and agrees that Buyer will independently evaluate and investigate whether any or all of such Natural Hazards affect the Property, and Seller shall have no liabilities or obligations with respect thereto. Prior to the expiration of the Contingency Period, Buyer shall execute and deliver to Seller the Natural Hazards Disclosure Statement. BUYER ACKNOWLEDGES AND REPRESENTS THAT BUYER HAS EXTENSIVE EXPERIENCE ACQUIRING AND CONDUCTING DUE DILIGENCE REGARDING COMMERCIAL PROPERTIES. THIS PROVISION IS AN ESSENTIAL ASPECT OF THE BARGAIN BETWEEN THE PARTIES. 1) Environmental matters disclosed or referred to in that certain 2001 Environmental Management Plan Update, Orangewood-Stadium Business Park, 2141, 2151, 2161, 2181, 2198, 2200, 2230 &2240 South Dupont Drive and 2130, 2210 &
2300 East Orangewood Avenue, Anaheim, California, prepared by:
Hygienetics Environmental Services, Inc., dated August 1, 2001, Project No. 4414.462, a copy of which has been or shall be delivered to Buyer.















                              EXHIBIT 10.20
     OF METALCLAD CORPORATION FORM 10-K FOR PERIOD ENDING 12-31-01




                         PARTNERSHIP AGREEMENT

                                   OF

                           CURTOM METALCLAD,

                    A CALIFORNIA GENERAL PARTNERSHIP







                                 INDEX

TITLE                                                       PAGE

ARTICLE I - ORGANIZATION OF THE PARTNERSHIP. . . . . . . . .  1

1.1  Formation . . . . . . . . . . . . . . . . . . . . . . .  1
1.2  Name of the Partnership . . . . . . . . . . . . . . . .  2
1.3  Purpose of Business . . . . . . . . . . . . . . . . . .  2
1.4  Principal Place of Business . . . . . . . . . . . . . .  2
1.5  Term. . . . . . . . . . . . . . . . . . . . . . . . . .  2
1.6  Documents . . . . . . . . . . . . . . . . . . . . . . .  2
1.7  Definition of "Majority in Interest of the Partners". .  2
1.8  Representations and Warranties of Curtom. . . . . . . .  3
     1.8.1  Due Organization, etc. . . . . . . . . . . . . .  3
     1.8.2  Due Authorization, etc.  . . . . . . . . . . . .  3
     1.8.3  No Violation . . . . . . . . . . . . . . . . . .  3
     1.8.4  No Suits . . . . . . . . . . . . . . . . . . . .  3
     1.8.5  Compliance with Law. . . . . . . . . . . . . . .  3

ARTICLE II - CONTRIBUTIONS OF CAPITAL. . . . . . . . . . . .  3

2.1  Initial Capital Contributions . . . . . . . . . . . . .  3
2.2  Borrowing and Additional Capital. . . . . . . . . . . .  3
2.3  No Third Party Rights . . . . . . . . . . . . . . . . .  4
2.4  No Voluntary Contributions or Loans . . . . . . . . . .  4
2.5  Withdrawals of Capital:  No Interest on Capital . . . .  4

ARTICLE III - PARTNERSHIP PERCENTAGE INTEREST
              AND DISTRIBUTIONS. . . . . . . . . . . . . . .  4

3.1  Partnership Percentage Interest . . . . . . . . . . . .  4
     3.1.1  Partnership Percentage Interest. . . . . . . . .  4
     3.1.2  Adjustments. . . . . . . . . . . . . . . . . . .  4
3.2  Capital Accounts. . . . . . . . . . . . . . . . . . . .  5
     3.2.1  Initial Capital Accounts . . . . . . . . . . . .  5
     3.2.2  Adjustments to Capital Accounts. . . . . . . . .  5
3.3  Distribution to the Partners. . . . . . . . . . . . . .  5
     3.3.1  Distribution of Net Cash Flow. . . . . . . . . .  5
     3.3.2  Determination of Net Cash Flow . . . . . . . . .  5
3.4  Allocation of Profits and Losses. . . . . . . . . . . .  6
     3.4.1  Definitions. . . . . . . . . . . . . . . . . . .  6
     3.4.2  Allocation of Profits and Losses . . . . . . . .  6
3.4.3  Allocation of Profits from Sale or Disposition
              of Capital Assets. . . . . . . . . . . . . . .  7
3.4.4 Allocation of Losses from Sale or Disposition
              of Capital Assets. . . . . . . . . . . . . . .  7
     3.4.5  Allocation on Transfer of Partnership Interest .  7
     3.4.6  Code Section 704(c). . . . . . . . . . . . . . .  7
     3.4.7  Adjustment of Basis of Partnership . . . . . . .  8


ARTICLE IV - MANAGEMENT OF THE PARTNERSHIP . . . . . . . . .  8

4.1  CONTROL OF BUSINESS . . . . . . . . . . . . . . . . . .  8
     4.1.1  Deal with Partnership Assets . . . . . . . . . .  8
     4.1.2  Purchase Insurance . . . . . . . . . . . . . . .  8
     4.1.3  Employment . . . . . . . . . . . . . . . . . . .  8
4.1.4  Execution of Instruments, Documents and
              Statements . . . . . . . . . . . . . . . . . .  9
     4.1.5  Partnership Books and Records. . . . . . . . . .  9
     4.1.6  Other Action . . . . . . . . . . . . . . . . . .  9
4.2  Action by Mutual Consent of the Partners. . . . . . . .  9
4.3  Day-to-Day Management of Partnership Affairs. . . . . . 11
     4.3.1  Curtom's Duties. . . . . . . . . . . . . . . . . 11
     4.3.2  Metalclad's Duties . . . . . . . . . . . . . . . 11
4.4  Transactions Between a Partner and the Partnership. . . 11
4.5  Preparation of Project Bids; Lease of Premises. . . . . 12
     4.5.1  Examiner . . . . . . . . . . . . . . . . . . . . 12
     4.5.2  Bidding by Metalclad for Materials Contracts . . 12
     4.5.3  Lease of Premises. . . . . . . . . . . . . . . . 12
4.6 Fees and Reimbursement of Expenses, Organization
       Fees and Expenses . . . . . . . . . . . . . . . . . . 12
     4.6.1  Fees and Reimbursement . . . . . . . . . . . . . 12
     4.6.2  Reimbursement Procedures . . . . . . . . . . . . 13
     4.6.3  Organizational Fees and Costs. . . . . . . . . . 13
     4.6.4  Treatment of Fees and Reimbursement. . . . . . . 14
4.7  Time Devoted to the Partnership . . . . . . . . . . . . 14
4.8  Other Business Activities . . . . . . . . . . . . . . . 14
4.9  Qualification as an MBE . . . . . . . . . . . . . . . . 15
4.10 Indemnification by Partnership. . . . . . . . . . . . . 15
     4.10.1	Indemnification of Partners . . . . . . . . . . . 15
     4.10.2	Indemnification by Partners . . . . . . . . . . . 15
4.11 Representatives . . . . . . . . . . . . . . . . . . . . 15
4.12 Licenses, Permits and Bonds . . . . . . . . . . . . . . 16

ARTICLE V - SALE, TRANSFER OR MORTGAGE OF PARTNERSHIP
            INTERESTS. . . . . . . . . . . . . . . . . . . . 16

5.1  Generally . . . . . . . . . . . . . . . . . . . . . . . 16
     5.1.1  Restriction. . . . . . . . . . . . . . . . . . . 16
     5.1.2  Exceptions . . . . . . . . . . . . . . . . . . . 16
5.2  Adjustments on Sale of a Partnership Interest . . . . . 17







                         PARTNERSHIP AGREEMENT


     THIS PARTNERSHIP AGREEMENT (this "Agreement") is made and entered into as of November 1, 1988, by and between Curtom Building & Development Corporation, a California Corporation, ("Curtom"), and Metalclad Environmental Contractors ("Metalclad") (each sometimes referred to herein individually as a "Partner" and collectively as "Partners").

                                RECITALS

     A. Curtom is, and for some time past has been, engaged in the business of providing general insulation and asbestos abatement services for it customers, primarily in greater Los Angeles, California. Curtom is licensed to provide such services in California.

     B. In connection with the services it provides, Curtom has determined that it is in its best interest to seek to fully realize its potential in the marketplace. To accomplish this goal, Curtom has further determined that it must seek additional support with respect to finance and experience in those fields in which it operates its business from more seasoned businesses, in a flexible manner advantageous to the long term overall success of Curtom. Curtom believes that the formation of a partnership with a more seasoned business will provide it with a flexible and efficient means of meeting its goals as set forth in this Paragraph B.

     C. Metalclad has determined that its goals and objectives do not conflict with those of Curtom, and that consequently, it is in its best interests to provide the additional support Curtom needs in the manner set forth herein.

     D. Curtom and Metalclad have determined that their respective goals and objectives can efficiently be met by forming a partnership on the basis of the covenants, agreements, terms and conditions more particularly set forth herein.

     NOW, THEREFORE, the parties hereto hereby agree as follows:

                               ARTICLE I
                    ORGANIZATION OF THE PARTNERSHIP

     1.1 Formation. The parties hereto hereby form a partnership (the "Partnership") as a general partnership pursuant to the provisions of the Corporation Code of the State of California, Title 2, Chapter 1, Sections 15001 through 15045, inclusive, which sections constitute the California Uniform Partnership Act (the "Act") and shall govern the relationship among the parties hereto, except as expressly provided to the contrary herein.

     1.2 Name of the Partnership. The name of the Partnership shall be Curtom Metalclad, a California general partnership.

     1.3 Purpose of Business. The principal purpose of the Partnership will be to conduct the business of providing general insulation and asbestos abatement services, primarily in California, in connection with such project or projects as the Partners deem would be in the best interests of the Partnership to undertake. No other business or activities shall be carried on by the Partnership without the specific written consent of all of the Partners.

     1.4 Principal Place of Business. The principal place of business of the Partnership shall be 9410 South Western Avenue, Los Angeles, California 90047. The principal place of business may be changed to such other locations as hereafter may be selected by mutual agreement of the Partners.

     1.5 Term. The term of the Partnership shall commence as of the date of this Agreement and shall continue through and including October 31, 1993, unless sooner terminated and dissolved pursuant to the provisions of Article VI hereof.

     1.6 Documents. Upon execution of this Agreement, the Partners shall prepare, execute, file and record such documents as are necessary to comply with the requirements of the laws of the State of California for the formation and operation of a general partnership, including, without limitation, (i) a fictitious business name statement in the form and manner required by applicable law, and (ii) by mutual consent of all of the Partners, a statement of partnership in the form required by Sections 15010.5 and 15010.7 of the California Corporation Code. Each of the parties hereto appoints Glenn Meyer as his agent and attorney-in-fact, to act in the place of each for the sole purpose of executing on each of their behalf any such fictitious business name statement relating to the Partnership for the term of this Agreement.

     1.7 Definition of "Majority in Interest of the Partners". For purposes of this agreement, the term "majority in interest of the Partners" means more than fifty percent (50%) of the aggregate
Partnership Percentage Interests (as defined at Section 3.1.1, hereof) of the Partners. Whenever a vote of the Partners is required or permitted by the terms of the Agreement, each Partner's vote shall be in proportion to such Partner's Partnership Percentage Interest.

     1.8 Representations and Warranties. Curtom. Curtom represents and warrants to the other Partners as follows:

          1.8.1 Due Organization, etc. Curtom is a corporation duly organized and validly existing under the laws of the State of California, all of the issued and outstanding stock of which is owned directly be Brenda Curry.

          1.8.2 Due Authorization, etc. Curtom has the requisite full power and authority to enter into this Agreement, all actions necessary to enter into this Agreement have been taken, and when duly executed by an officer of Curtom, this Agreement will constitute a binding Agreement of Curtom enforceable in accordance with its terms.

          1.8.3 No Violation. Neither execution or delivery of this Agreement not the performance thereof will result in a violation or breach of any law or regulation, or constitute default under any contract or agreement to which Curtom is a party.

          1.8.4 No Suits. Curtom is not a party to any action or proceeding of any nature whatsoever, not has any party threatened or indicated a desire to initiate any such action or proceeding , nor do facts exist which would give another party the right to initiate any such action or proceeding.

          1.8.5 Compliance with Law. No judgment or order of any federal or state court has been issued to the effect that Curtom has violated any federal, state or local law, ordinance or regulation. In addition, no federal, state or local regulatory agency or body has issued to Curtom a citation or other notice of violation of law, rule, regulation or practice which violation has not been cured to the express satisfaction of such agency or body as of the date of this Agreement, including, without limitation, citations or other notices of violation of rules respecting the licensing of persons or entities engaged in asbestos abatement work.

                               ARTICLE II
                        CONTRIBUTIONS OF CAPITAL

     2.1 Initial Capital Contributions. The Partners, shall make initial capital contributions to the Partnership in such form, amount and manner as the Partners may mutually agree.

     2.2 Borrowing and Additional Capital Contributions. The Partnership may borrow funds directly from Partners, or from any person or entity not a party to this Agreement, in the Partnership's name, endorsing Partnership notes if required, and such loans may be secured by liens on the properties of the Partnership. Loans from any Partner to the Partnership shall not be regarded as an increase in the lending Partner's capital, nor shall it entitle the lending Partner to any increased share of the Partnership Profits. All costs and expenses of the Partnership in excess of the initial capital contributions of the Partners, which are not satisfied from the Partnership's income or the proceeds of any borrowing, shall be borne by the Partners out of funds provided by the Partners in such form and amounts as all of the Partners may mutually agree. Except as provided in Article IV hereof, or as otherwise provided herein, no Partner shall have the right in any manner to incur any expense or obligation, or to bind the other Partners or the Partnership.

     2.3 No Third Party Rights. No person or entity not a party to this Agreement shall have any right to rely on any Partner making, or shall have any right to require any Partner to make, any capital contribution to the Partnership.

     2.4 No Voluntary Contributions or Loans. No Partner shall make voluntary contributions of capital, or lend or advance money to or for the Partnership's benefit, without the approval of all of the Partners.

     2.5 Withdrawals of Capital; No Interest on Capital. No Partner may withdraw capital from the Partnership without the consent of the other Partners. Interest earned on Partnership funds shall inure solely to the benefit of the Partnership. No interest shall be paid upon any contribution to the capital of the Partnership nor upon any undistributed or reinvested income or profits of the Partnership.

                               ARTICLE III
           PARTNERSHIP PERCENTAGE INTEREST AND DISTRIBUTIONS

     3.1 Partnership Percentage Interest.

          3.1.1 Partnership Percentage Interest. The Partners shall have the following percentage interests ("Partnership Percentage
Interest") in the Partnership's assets, profits and losses:

                       Name           Percentage Interest
                    ----------        -------------------
                    Curtom                    51%
                    Metalclad                 49%
                                             ----
                    Total                    100%

          3.1.2 Adjustments. Except as provided in Article V hereof, no adjustment to the Partnership Percentage Interest of any Partner shall be made without the approval of all of the Partners.

     3.2 Capital Accounts.

          3.2.1 Initial Capital Accounts. An individual capital account (the "Capital Account") shall be maintained and adjusted for each Partner in accordance with the requirements for maintaining and adjusting capital accounts of Partners in partnerships set forth in Internal Revenue Code of 1986 (the "Code") Section 704(b), and the regulations promulgated thereunder (the "Treasury Regulations") (or any corresponding provisions of succeeding law or regulation).

          3.2.2 Adjustments to Capital Accounts. In furtherance of the provisions of Section 3.2.1, and not in limitation thereof (it being understood and agreed that in the event of a conflict between the provisions of Section 3.2.1 and this Section 3.2.2, the provision of the former shall control), the Capital Accounts of each Partner shall be maintained in accordance with the rules set forth in Treasury Regulations Section 1.704-1(b)(2)(iv), within the following guidelines:

                 (a) Each Partner's Capital Account shall be increased by (i) the amount of money contributed by such Partner, and the fair market value of property contributed by such Partner to the Partnership, net of liabilities securing such contributed property that are assumed, or taken subject to, by the Partnership, and (ii) the amount of profits allocated to such Partner, and decreased by (iii) the amount of money distributed to such Partner, and the fair market value of property distributed to such Partner by the Partnership, net of liabilities securing such distributed property that are assumed, or taken subject to, by such Partner, and (iv) the amount of losses allocated to such Partner.

                  (b) Increases or decreases in the Capital Accounts of the Partners to reflect a revaluation of Partnership property may be made in accordance with Treasury Regulations Section
1.704-2(b)(2)(iv)(f), upon the mutual agreement of the Partners.

                  (c) In the event of a revaluation pursuant to Treasury Regulations Section 1.704-1(b)(2)(iv)(f), allocations of depreciation, amortization, gain or loss attributable to such assets shall be made to each Partner's Capital Account in accordance with Treasury Regulations
Section 1.704-1(b)(2)(iv)(g).

     3.3 Distribution to the Partners.

          3.3.1 Distribution o Net Cash Flow. As soon as reasonably practicable after the end of each fiscal year of the Partnership (as such may be determined pursuant to Section 7.1 hereof), or more frequently, at such times and in such manner as the Partners may mutually agree, all "Net Cash Flow" (defined in subparagraph (b) below) of the Partnership for such calendar year (or for such shorter period as the case may be) shall be distributed to each of the Partners in accordance with each Partner's respective Partnership Percentage Interest. Nothing contained herein shall prevent the Partners from making interim distributions of Net Cash Flow from time to time, and at any time before the end of the Partnership's fiscal year and, subject to adjustment after such fiscal year end to reflect the final determination of the Partnership's actual Net Cash Flow as at the end of such fiscal year.

          3.3.2 Determination of Net Cash Flow. "Net Cash Flow" shall be computed on a yearly basis and shall consist of the gross cash receipts of the Partnership from all sources during the Partnership's fiscal year less the following:

                 (a) all fees, reimbursements, and costs described in
Article IV, including, without limitation Sections 4.4 and 4.6, hereof;

                 (b) rents payable, and all other costs of operation of the Partnership to the extent paid during such fiscal year, including costs and expenses which are capital in nature, but not including any payments to the extent that such amounts were reserved in any prior Partnership fiscal year and funded from such reserves; and

                 (c) such additional amounts as the Partners mutually determine from time to time in any year to be an adequate reserve for the liabilities of the Partnership, provided, however, that for purposes of calculating Net Cash Flow, no deduction shall be made for depreciation or amortization.

     3.4 Allocation of Profits and Losses.

          3.4.1 Definitions. As used herein, the terms "Profits" and "Losses" shall mean and refer, for each accounting year, or portion thereof, of the Partnership, to the Partnership's taxable income or loss for such year or period, determined in accordance with Code Section 703(a).

          3.4.2 Allocation of Profits and Losses. For accounting, and federal and state income tax purposes, all Profits and Losses of the Partnership, other than from the sale or disposition of the Partnership property which is deemed to be a capital asset for tax purposes, shall be allocated in accordance with the Partners' respective Partnership Percentage Interest.

          3.4.3 Allocation of Profits from Sale or Disposition of Capital Assets. All Profits from the sale or other disposition of all or any part of the Partnership property which is deemed to be a capital asset for tax purposes shall be allocated as among the Partners, prior to the distribution of any proceeds therefrom, as follows:

                  (i) First, any Profits treated as ordinary income under any section of the Code which is attributable to the recapture of deductions previously taken, shall be allocated among the Partners in the same proportion as the corresponding deductions were allocated to them.

                 (ii) Second, in proportion to and in an amount sufficient to cause the Capital Account balances of each Partner to be positive, and to cause the ratio of the respective positive Capital Account balances of each Partner to be the same as the ratio of the Partnership Percentage Interest of each Partner; and

                (iii) Third, to the Partners in accordance with their Partnership Percentage Interests.

          3.4.4 Allocation of Losses from Sale or Disposition of Capital Assets. All Losses from the sale or other disposition of all or any part of Partnership property which is deemed to be a capital asset for tax purposes shall be allocated among the Partners, pari passu, in such a manner to bring the Partners Capital Accounts in balance with their respective Partnership Percentage Interests.

          3.4.5 Allocation on Transfer of Partnership Interest. Partnership income, gain, loss or deduction allocable to any Partner with respect to any interest in the Partnership which may have been transferred during any year shall be allocated in accordance with the provision so Code Section 706(d).

          3.4.6 Code Section 704 (c ) Allocations. Notwithstanding anything to the contrary contained herein, and in accordance with Code
Section 704 (c ) and the Treasury Regulations thereunder, income, gain, loss, and deduction with respect to any property contributed to the capital of the Partnership shall, solely for tax purposes, be allocated among the Partners so as to take account of any variation between the adjusted basis of such property to the Partnership for federal income tax purposes and its fair market value on the date of contribution.

          3.4.7 Adjustment of Basis of Partnership. The Partnership may elect, upon mutual agreement of the Partners, (i) to file an election pursuant to the provisions of Code Section 754, to adjust the basis of the assets of the Partnership under the circumstances and in the manner provided in Code Sections 734 and 743, or (ii) to revoke such election in the manner permitted under Code Section 754.

                               ARTICLE IV
                     MANAGEMENT OF THE PARTNERSHIP

     4.1 Control of Business. Except as otherwise expressly provided in this Agreement, including, without limitation, Sections 4.2 and 4.3 hereof, each Partner shall participate in the control, management, and direction of the business of the Partnership in direct proportion to its respective Partnership Percentage Interest. All questions of control, management and direction shall be determined by affirmative vote of a majority in interest of the Partners at such meeting or meetings of the Partners held from time to time as the Partners may mutually agree. Specifically, and without limiting the generality of the foregoing, a majority in interest of the Partners, by affirmative vote at a meeting duly held for the purpose, shall have the authority and power on behalf of the Partnership and at its expense:

          4.1.1 Deal with Partnership Assets. To del in and with any and all of the assets of the Partnership, whether real or personal or mixed, in the course of the day-to-day management of the business of the Partnership.

          4.1.2 Purchase Insurance. To purchase such insurance as may be deemed appropriate for the protection of the Partnership and/or any or all of the Partners, including, without limitation, workmen's compensation insurance, public liability insurance, fire and extended coverage insurance and burglary and theft insurance.

          4.1.3 Employment. From time to time to employ, engage, hire or otherwise secure the services, for such compensation and upon such terms and conditions, of such persons, firms or corporations, as may be deemed advisable for the proper operation of the business of the Partnership, including, without limitation, laborers, asbestos consultants, accountants and attorneys, whether or not such may be Partners or affiliates of Partners.

          4.1.4 Execution of Instruments, Documents and Statements. To prepare, execute and acknowledge, either by the signature of a Partner authorized to sign, or by signature of an attorney-in-fact appointed by written instrument executed and acknowledged by such authorized Partner, and to file, record, publish and deliver (i) any and all instruments, documents or statements necessary or convenient to effectuate any and all actions authorized or required of the Partnership, including, without limitation, any and all contracts, purchase orders, and certifications, (ii) any and all other instruments, documents or statements for the investment, sale, lease or encumbrance of any or all of the assets of the Partnership, (iii) any and all other instruments documents or statements required to effectuate the formation, continuation or dissolution, liquidation and termination of the Partnership and (iv) any and all amendments to or modifications of any or all of the instruments, documents and statements described in this
Section 4.1.4.

          4.1.5 Partnership Books and Records. To be responsible for maintaining the Partnership's books and records, and the preparation of the Partnership's tax returns in accordance with the provisions of
Article VII hereof; including, without limitation, the hiring of such independent certified public accountants as may be deemed necessary for this purpose.

          4.1.6 Other Action. To take any and all other action permitted or required of the Partnership as set forth in this Agreement or as permitted by law.

     4.2 Actions by Mutual Consent of the Partners. Notwithstanding anything to the contrary contained in Section 4.1 hereof, no Partner, nor a majority in interest of the Partners shall have the authority and power, for or on behalf of the Partnership, and at its expense, to do any of the following acts, without the prior agreement of all of the
Partners:

          (a) select any one or more projects on which the Partnership may bid;

          (b) approve or submit any project bids, or execute or submit any purchase orders for, in the name of, or on behalf of the Partnership, without the signatures of the representatives (as described in Section 4.11, hereof) of all of the Partners;

          (c ) purchase such insurance as may be deemed appropriate in connection with any project bids, including, without limitation, asbestos abatement or exposure insurance, and all workmen's compensation insurances, public liability insurance, fire and extended coverage insurance and burglary and theft insurance as may be required in connection with any project.

          (d) knowingly suffer or cause anything to be done whereby Partnership property may be sold, seized, allocated or taken in exchange, or its ownership or possession otherwise endangered;

          (e) act in any manner which would materially impair the ability of the Partnership to carry on its business in ordinary course;

          (f) confess a judgment against the Partnership;

          (g) possess Partnership property or assign to any person or entity all of any portion of the rights of the Partnership to any specific Partnership property;

          (h) admit or remove a person as a Partner;

          (i) terminate the Partnership, except as otherwise permitted in Section 6.1 hereof;

          (j) sell, transfer, mortgage, or place or suffer any other encumbrance upon, finance or refinance any assets of the Partnership, or any part or parts thereof, or enter into any contract for any such purpose, including, without limitation, in connection with the financing of the operations of the Partnership;

          (k) borrow any funds on behalf of the Partnership;

          (l) transfer, hypothecate, compromise, arbitrate, or otherwise pay any disputed claim or disputed demand of or against the Partnership;

          (m) make any expenditure or incur any obligation by or on behalf of the Partnership involving an aggregate sum in excess of One Thousand Dollars ($1,000.00) for any transaction or group of similar transactions, provided, however, that any Partner may make expenditures or incur obligations on behalf of the Partnership where such expenditures or obligations are incurred to make any emergency repair or replacement that, in the reasonable opinion of the Partner under the circumstances, is necessary to preserve or protect the assets of the Partnership from damage or destruction, and provided, further, that all the Partners are notified of such expenditure or the incurrence of such obligation promptly upon its incurrence.

     4.3 Day-to-Day Management of Partnership Affairs. Subject to the general rights of the Partners to manage and direct the affairs of the Partnership as set forth in Sections 4.1 and 4.2 hereof, the Partners shall divide the management of the day-to-day affairs of the Partnership as follows:

          4.3.1 Curtom's Duties. Curtom will be responsible for the general administration of the affairs of the Partnership. In connection with such duties, Curtom will have principal responsibility for overseeing the preparation of bids and bills of materials, procuring such insurance, licenses, certifications and registrations as the Partnership may require, purchasing materials to be used on particular jobs, arranging for project related dumping, hauling, and scaffolding, on an as-needed basis, and securing bonding as needed for jobs. Curtom will provide such staff support as may be necessary to carry out its duties as a Partner and will agree to make available the services of Brenda Curry o the Partnership on an as-needed basis. Brenda Curry will be principally responsible for Curtom's obligations to the Partnership. Curtom will not use more than the equivalent of one full-time employee for Partnership purposes, other than Brenda Curry, without the approval of all of the Partners.

          4.3.2 Metalclad's Duties. Metalclad will have principal responsibility for job site management and for procuring all labor necessary to complete projects awarded to the Partnership. Metalclad will directly procure for the Partnership all labor to be used on any project awarded to the Partnership.

     4.4 Transactions Between a Partner and the Partnership. Nothing contained in this Agreement shall prohibit a Partner from engaging in a transaction with the Partnership other than in his capacity as a member of the Partnership. Any Partner may receive a fee or commission arising out of services rendered to the Partnership, on such terms and in such manner as the Partners may agree. No payment to a Partner respecting services rendered or property transferred to the Partnership (including, but not limited to, in the later case, the leasing of property to the Partnership) shall be made with regard to Partnership Profits or Losses or treated or deemed to be a distribution of profits or proceeds of the Partnership. All such payments shall be treated as an expense of the Partnership for all purposes, including, without limitation, for determining Partnership Profits and Losses, and Net Cash Available.

     4.5 Preparation of Project Bids; Lease of Premises.

          4.5.1 Estimator. The Partners shall mutually select one or more estimators to prepare all bids and bills of materials in connection with all projects in which the Partnership seeks to bid who shall work under the direction of Brenda Curry. The initial estimators will be the persons designated as such on Exhibit A attached hereto. The Partners may, by mutual agreement, (i) remove or replace such estimators, or (ii) appoint any one or more supplemental estimators.

          4.5.2 Bidding by Metalclad for Materials and Contracts. It is understood that Metalclad will have the right to bid, along with any other interested third party person or entity, to become the materials supplier to the Partnership with respect to any given Partnership project. The Partnership, however, will award any materials contract to the company submitting the lowest bid, provided that if Metalclad is one of the bidders submitting the lowest bid, then the Partnership will award the materials contract to Metalclad. In the event Metalclad is selected as material supplier, it will enter into an agreement to supply materials containing the terms set forth in its bid and incorporating such other terms as may be customary in contracts of this type.

          4.5.3 Lease of Premises. The Partnership shall, if and to the extent it deems necessary and upon the mutual agreement of the Partners, lease from any Partner such additional space as it may need from time to time on terms which are substantially the equivalent to those that the Partnership could have obtained for substantially similar premises from unrelated parties.

     4.6 Fees and Reimbursement of Expenses; Organizational Fees and
Expenses.

          4.6.1 Fees and Reimbursement. The Partners shall be paid the following fees by the Partnership:

                 (a) Subject to the requirement described in Section
4.6.2 hereof, Curtom shall receive, as compensation for its services hereunder, an amount equal to its costs incurred in meeting its obligations under the Partnership Agreement (with no mark-up), including the normal and customary wages of Curtom employees (other than Brenda Curry), as set forth in Exhibit B attached hereto, for time actually devoted to Partnership business as set forth in the cost of obtaining any necessary bonding, and any out-of-pocket costs incurred on behalf of the Partnership (other than its initial capital contribution).

                 (b) Subject to the requirements described in Section
4.6.2 hereof, in consideration of the services it will perform on behalf of the Partnership in connection with the provision and supervision of the labor to be used on any project, Metalclad shall receive as compensation such amount as the Partners may agree. Such compensation shall be in lieu of any other compensation otherwise payable to Metalclad for such services, including the cost to Metalclad of the wages of its employees performing such services. Metalclad will also receive a fee during the time that one or more of its employees is designated to prepare the Partnership's job bids and bills of materials and for the time other Metalclad employees actually devote to Partnership business (other than with respect to the activities described in the first sentence of this subsection 4.6.1 (b)). Such compensation shall be equal to the employee's normal and customary wages at Metalclad, as set forth in Exhibit A attached hereto (with no mark-up), which are allocable to the time such persons devoted to the Partnership's affairs. Metalclad shall be reimbursed all of its other out-of-pocket costs incurred on behalf of the Partnership on a no mark-up basis (other than its initial capital account).

          4.6.2 Reimbursement Procedures. No Partner will be reimbursed for fees or out-of-pocket costs incurred on behalf of the Partnership in excess of $500 unless such costs are approved in advance by all of the Partners. Each Partner shall submit to the Partnership receipts or other evidence substantiating all out-of-pocket costs incurred on behalf of the Partnership. Each Partner shall also submit to the Partnership written records of all work performed by its employees, agents and designees, on behalf of the Partnership, the costs for which are reimbursable by the Partnership pursuant to this Section 4.6. Such records shall set forth the name of the person performing work on behalf of the Partnership, the nature of the work performed and the hours worked. The total hourly amount of reimbursement will be determined by reference to the fee schedules attached hereto as Exhibits A and B, as supplemented or modified from time to time by mutual agreement of the Partners. The Partnership shall have no obligation to make any payment pursuant to this Section 4.6 to any Partner unless and until the work records described in this subsection 4.6.3 are submitted to the Partnership.

          4.6.3 Organizational Fees and Costs. The fees and costs associated with the organization and formation of the Partnership (including legal and accounting fees and costs) shall be an obligation of the Partnership. The Partners shall each be reimbursed by the Partnership for all out-of-pocket costs incurred in connection with the organization and formation of the Partnership in accordance with the procedures described in Section 4.6.3 hereof.

          4.6.4 Treatment of Fees and Reimbursements. All fees, commissions or reimbursements paid to any Partner pursuant to this
Section 4.6 shall be made without regard to Partnership Profits or Losses and shall not be treated or deemed to be a distribution of profits or proceeds of the Partnership. All such payments shall be treated as an expense of the Partnership for all purposes, including, without limitation, for determining Partnership Profits and Losses, and Net Cash Available.

     4.7 Time Devoted to the Partnership. The Partners shall each devote such time to the operation and business of the Partnership as is reasonably necessary to accomplish the purpose of the Partnership as set forth in this Agreement.

     4.8 Other Business Activities. The Partners understand and acknowledge that the individual Partners engage in the same business as the Partnership and that, accordingly, business opportunities presented to the Partnership may likewise from time to time be presented to the individual Partners. The Partners hereby agree that the creation of the Partnership and the assumption by each of the Partners of their respective duties hereunder shall be without prejudice to their rights or that of their Affiliates (as such term is defined in Section 5.1.2 hereof) to have and engage in such competing business, to pursue, subject to the following sentence, business opportunities presented to the individual Partners or to the Partnership, and to receive and enjoy profits or compensation therefrom, including, without limitation, the right of each Partner to bid for, or otherwise participate in, insulation and asbestos abatement projects separately from and independent of the Partnership. Notwithstanding anything to the contrary contained in the foregoing, the Partners shall be prohibited from bidding or competing for, or otherwise participating in, any projects in connection with which the Partnership has submitted, or reasonably expects to submit, a bid. Each Partner hereby waives any right he may have to share or participate in or require an accounting of other current or future interests or activities of the other Partners or of their affiliates in connection with any interests, ventures or activities described in this Section 4.8.

     4.9 Qualification as an MBE. In the conduct of its activities, the Partnership may, if it deems it in its best interest, seek to qualify as a "minority business enterprise" ("MBE"), as that term is defined in the relevant federal and state statutes and regulations, and, to the extent feasible, as a "small business concern", as that term is defined in the rules and regulations of the Small Business administration, and on that basis, participate in federal and state sponsored MBE programs, and programs for small business concerns, either as a general contractor or a subcontractor. In connection therewith, the Partners shall at all times use reasonable good faith efforts to qualify, and to maintain the qualification of, the Partnership as an MBE at all times during the term of this Agreement. In connection therewith, including, without limitation, with respect to any project in which the Partnership may seek to bid or otherwise participate, any representations made by the Partners, their agents or representatives to any prospective or actual governmental client at the federal, state or local level will be made in compliance with all applicable federal procurement law.

     4.10 Indemnification by Partnership.

          4.10.1 Indemnification of Partners.

                  (a) The Partnership shall indemnify, defend and hold harmless each of the Partners fro any loss or damage arising out of or related to any act or omission performed or omitted by it, its employees, agents or affiliates, in accordance with, and in a manner within the scope of the authority granted to it by this Agreement, including, without limitation, all attorneys' fees and other expenses in connection with defending such claims; provided, however, that such acts or omissions do not constitute gross negligence, willful misconduct or fraud.

                   (b) The satisfaction of any indemnification pursuant to this subsection 4.10.1 shall be paid from, and limited, the amount of the Partnership assets (including all applicable insurance carried by the Partnership), and none of the Partners shall have any personal liability on account thereof.

          4.10.2 Indemnification by Partners. Each Partner shall indemnify, defend and hold harmless the Partnership, and the other Partners, their employees, agents and affiliates from any loss or damage arising out of or relating to its or his gross negligence, willful misconduct or fraud.

     4.11 Representatives. To facilitate the handling of all matters and questions in connection with the management of the Partnership, each of the Partners appoints the following persons to act for it in all such matters, each with full and complete authority to act on behalf of such Partner in relation of any matters or things involving the business of the Partnership:

          Partner            Representative
          -------            --------------
          Curtom             Brenda Curry
          Metalclad          Glenn Meyer

          Each Partner may remove or replace its representative and designate one of more replacement or supplementary representatives from time to time upon notice to the other Partners in the manner set forth at Section 8.2 hereof; provided, however, that Brenda Curry shall not be removed or replaced as Curtom's representative without Metalclad's consent.

     4.12 Licenses, Bonds and Permits. The Partnership will obtain, in its own name, all licenses and permits (including contractor's licenses, and licenses and permits necessary to perform asbestos abatement work), and bonds necessary to the conduct of its business.

                               ARTICLE V
          SALE, TRANSFER OR MORTGAGE OF PARTNERSHIP INTERESTS

     5.1 Generally.

          5.1.1 Restriction. Except as expressly permitted herein, no Partner shall sell, assign, transfer, mortgage, pledge, charge or otherwise encumber or contract to do or permit any of the foregoing, whether voluntarily or by operation of law with respect to all or any part of his interest in the assets, profits, and losses of the Partnership (collectively, each Partner's "Partnership Interest"), or with respect to an ownership interest in any Partner, without the prior written consent of the other Partners. Any attempt to do so without such consent shall be void. The giving of such consent in one or more instances shall not limit or waive the need for such consent in any other or subsequent instances.

          5.1.2 Exceptions.  Notwithstanding any provision of Section
5.1.1 to the contrary, but subject to Section 6.1 hereof, the following transfers of Partnership Interests of or in a particular Partner shall not be subject to the provisions of this Article V:

                 (a) Any transfer of all or any portion of a Partner's Partnership Interest to an Affiliate of the Partner; and

                 (b) Any transfer of stock or beneficial interest in Curtom by Brenda Curry to the husband or children of Brenda Curry or to one or more Trusts controlled by Brenda Curry; provided, however, that at no time shall Brenda Curry own directly less than fifty-one percent (51%) of the outstanding voting stock of Curtom.

     For purposes of this Agreement, (i) "Affiliate" means a person directly or indirectly controlling, controlled by, or under common control of a Partner, and (ii) "control" means with respect to a person that is a corporation, the right to exercise directly or indirectly, more than fifty percent (50%) of the voting rights attributable to the shares of the controlled corporation, and, with respect to a person that is not a corporation, the possession, directly or indirectly, of the power to direct or cause the direction of the management or policies of the controlled person.

     5.2 Adjustments on Sale of a Partnership Interest. Any Partner transferring his Partnership Interest shall transfer such Partnership Interest free and clear of an liens, encumbrances or other interests of any third party and shall execute or cause to be executed any and all documents required to fully transfer such interest to the acquiring Partner. Any monetary default by the selling Partner shall be satisfied out of the proceeds from such sale at the closing of such transaction. Following the date of such closing, the selling Partner shall have no further rights to any distributions made by the Partnership, and all such rights shall vest in the transferee. Subject to the provisions of
Section 5.3 hereof, as of the effective date of any transfer by a Partner of his entire Partnership Interest which is not prohibited hereunder, the Partner's rights and obligations hereunder shall terminate, except as to items accrued as of such date.

     5.3 Substitution of Partners. In the event that any Partner shall consummate a transfer of his Partnership Interest pursuant to the provisions of this Article V, the resulting transferee (the "Transferee") shall be considered only an assignee of such Partnership Interest, and as such shall only be entitled to receive the return of contributions to the capital of the Partnership and to share in the other distributions in which the transferring Partner (the "Transferor") would otherwise be entitled to share, diminished by the share of losses and obligations, if any, for which such Transferor would be liable, and the Transferor shall remain a Partner of the Partnership. A transferee shall have no right to transfer said Partnership Interest or any part or interest thereof or therein or to acquire any information or accounting of Partnership transactions or to inspect the books and accounts of the Partnership and shall not be deemed a party hereto or a Partner unless and until accepted as a Substituted Partner pursuant to the provisions of this Section 5.3. A Transferee may become a "Substituted Partner", with all rights and liabilities of a Partner under this Agreement, if and only if (i) the Transferor and the Transferee execute such other instruments as the remaining Partners and its counsel may deem necessary or desirable to effect the admission of the Transferee as a Partner, including, without limitation, an appropriate amendment to this Agreement, (ii) the Transferee shall execute and agree to be bound by this Agreement, and to assume the obligations hereunder for the Transferor, and (iii) the Transferee shall pay or obligate himself to pay, as the remaining Partners may require, all reasonable expenses connected with his or its admission.

                               ARTICLE VI
                              DISSOLUTION

     6.1 Causes of Dissolution. The Partnership shall be dissolved and its affairs wound up upon the first to occur of the following events (which act is herein sometimes referred to as a "termination" or "dissolution"), and each of the Partners hereby waives all rights to cause a dissolution or termination of the Partnership except as specifically provided below. No Partner may withdraw from the Partnership without the approval of all Partners. The Partners hereby agree that neither the withdrawal of any of the Partners as permitted herein, nor the admission of a Substituted Partner pursuant to Section 5.4, nor the death of any Partner, shall cause the Partnership to be dissolved and terminated. The Partnership shall be dissolved only upon the first to occur of the following events:

          6.1.1 Mutual Agreement. All of the Partners mutually agree to terminate the Partnership.

          6.1.2 Sale of Curtom. The sale or other deposition by Brenda Curry of all or any portion of her interest in Curtom, except as permitted pursuant to Section 5.1.2 hereof.

          6.1.3 Term of the Partnership Agreement. The Partnership by its terms as set forth herein at Section 1.5, is terminated.

          6.1.4 Death of Brenda Curry. The death or permanent disability of Brenda Curry. For purposes of this Section 6.1.4, the term "Permanent Disability" shall mean an illness, accident, mental or physical incapacity, or other incapacity or any other reason whereby Brenda Curry is unable reasonably to perform her duties as an employee, officer, or director of Curtom as performed immediately prior to such disability, for a continuous period of six (6) months following the onset of such disability, or if a guardian or conservator is appointed for Brenda Curry (and such appointment continues for not less than thirty (30) days). A determination by Metalclad as to whether Brenda Curry is Permanently Disabled shall be conclusive and binding on Brenda Curry in the absence of a showing of actual bad faith and malice or fraud on the part of Metalclad.

          6.1.5 Failure to Qualify as MBE. At the election of any Partner, the inability of the Partnership to qualify or the failure of the partnership to continue to qualify, at any time or from time to time, as an MBE for any reason whatsoever, were it to attempt to qualify as and participate in programs for MBE, without regard to the Partnership's election or failure to elect to participate in MBE programs pursuant to Section 4.9 hereof, or the attempt or the failure to attempt to so qualify or to so maintain such qualification.

          6.1.6 Voluntary Bankruptcy, etc. The filing by any Partner of a voluntary petition or an answer seeking liquidation, reorganization, arrangement, readjustment of debts or any other relief under the United States Bankruptcy Code, or under any other federal or state insolvency act or law now or hereafter existing; any action by any Partner indicating consent to, approval of or acquiescence in any such petition of proceeding; the application by any Partner for, or the appointment by such Partner's consent of, a custodian (as such term is defined in the United States Bankruptcy Code) for any Partner or for all or a substantial part of his property; the making by any Partner of a general assignment for the benefit of creditors; the admission by any Partner in writing of an inability to pay his debs as they mature; or

          6.1.7 Involuntary Bankruptcy, etc. The filing of an involuntary petition against any Partner seeking liquidation, reorganization, arrangement, readjustment of debts or any other relief against such Partner under the United States Bankruptcy Code, or under any other state or federal insolvency act or law now or hereafter existing; an attachment or execution is levied with respect to any substantial part of any Partner's assets; or the involuntary appointment of a custodian (as such term is defined in the United States Bankruptcy
Code) for any Partner or for all or a substantial part of his property; and the continuance of any of such evens for thirty (30) days undismissed, unbonded, unstayed and undischarged.

     6.2 Dissolution and Liquidation.

          6.2.1 Winding-Up. Upon dissolution of the Partnership pursuant to Section 6.1, the Partnership shall immediately commence to wind up its affairs and the Partners shall proceed with reasonable promptness to liquidate the business of the Partnership.

          6.2.2 Distributions in Liquidation. The assets of the Partnership shall be applied or distributed in liquidation in the following order of priority:

                 (a) First, in payment of debts and obligations of the Partnership owed to persons or entities not parties to this Agreement;

                 (b) Second, in payment of secured debts and obligations of the Partnership to the Partners;

                 (c) Third, in payment of secured debts and obligations of the Partnership to the Partners;

                 (d) Thereafter, in accordance with the Partners' respective positive Capital Account balances.

          6.2.3 Non-Cash Assets. Every reasonable effort shall be made to dispose of the assets of the Partnership so that al liquidating distributions may b made to the Partners in cash. If at the time of termination of the Partnership, the Partnership owns, and has not been able to dispose of, any assets other than cash, such assets shall be valued at their fair market value and distributed in kind in accordance with Section 6.2.2 and applicable law. In the event the Partners are unable to agree with respect tot he valuation of the Partnership's non-cash assets, such value shall be determined by appraisal in the manner set forth in Exhibit C attached hereto. If the Partnership property has appreciated in value subsequent to the time of its acquisition by the Partnership, the Capital Accounts of the Partners shall be adjusted to reflect the manner in which the unrealized income and gain inherent in such property (that has not been reflected in the Capital Accounts previously) would be allocated among the Partners if there were a taxable disposition of such property for such fair market value as of the valuation date.

          6.2.4 Deficit Make-Up Requirement. Notwithstanding any provision of this Agreement to the contrary, if any Partner has a deficit balance in his Capital Account following the liquidation of the Partner's interest in the Partnership, as determined after taking into account all Capital Account adjustments for the Partnership taxable year during which such liquidation occurs (other than the adjustments made pursuant to this Section 6.2.4), such Partner shall be unconditionally obligated to restore the amount of such deficit balance to the Partnership by the end of such taxable year or, if later, within 90 days after the date of such liquidation.

                              ARTICLE VII
               BOOKS OF ACCOUNTS AND PARTNERSHIP RECORDS;
                         REPORTS; BANK ACCOUNTS

     7.1 Books of Accounts. The fiscal year of the Partnership shall be the calendar year. The Partnership shall keep and maintain, or cause to be kept and maintained, complete and accurate books and records and accounts of the Partnership. Such books shall be kept using the cash method of accounting so as to permit the preparation of financial reports and tax returns on a cash basis. All books and records and accounts of the Partnership together with executed copies of this Agreement and any amendments hereto shall be kept at all times at the principal offices of the Partnership. Metalclad's accountants shall provide such accounting services as the Partnership may require in order to maintain the Partnership's financial books and records.

     7.2 Access to Partnership Records. All Partners and their duly authorized representatives shall have the right, at their sole coast and expense, and not subject to reimbursement under Section 4.6 hereof, to audit or examine all Partnership books, records and accounts at any and all reasonable times and to make copies or extracts therefrom.

     7.3 Preparation of Tax Returns. The Partnership shall cause to be prepared and filed United States and State of California partnership income tax returns, and such other tax returns as the Partnership may be required by law to prepare and file. Copies of all such returns shall be delivered to each Partner promptly upon the filing thereof.

     7.4 Bank Accounts. The Partnership shall establish and maintain one or more accounts at such bank or banks as may be selected by the mutual agreement of the Partners. Such accounts shall be used for the payment of disbursements properly chargeable to the Partnership, and all Partnership receipts and income shall be deposited in such accounts. Withdrawals from such accounts shall be made only upon the signatures of the representatives of Curtom and Metalclad; provided, however, that withdrawals of One Thousand Dollars ($1,000.00) or less may be made upon the signature of a Partner acting alone.

                              ARTICLE VIII
                             MISCELLANEOUS

     8.1 Complete Agreement; Amendment; Waiver. This Agreement constitutes the entire agreement between the Partners and supercedes all agreements, representations, warranties, statements, promises and understandings, whether oral or written, with respect to the subject matter hereof. This Agreement may not be amended, altered or modified except by a writing signed by all the Partners. A Partner's failure to insist on the strict performance of any covenant or duty required by the Agreement, or to pursue any remedy under the Agreement, shall not constitute a waiver of the breach or the remedy.

     8.2 Notices. All notices, demands, requests, approvals, and the like (collectively, "Notices") required or permitted hereunder shall be in writing and shall be delivered by personal service or by certified or registered mail postage prepaid, return receipt requested, to the Partnership at its principal place of business and to the Partners at the following addresses:

If to Metalclad:       Metalclad Environmental Contractors
                       P.O. Box 61024
                       2198 South Dupont Drive
                       Anaheim, California  92803-6124
                       Attn:  Mr. Glenn Meyer

If to Curtom:          Curtom Building & Development Corporation
                       9410 South Western Avenue
                       Los Angeles, California  90047
                       Attn:  Ms. Brenda Curry

     Any Partner may change its address for notice by complying with this Section 8.2. Notices shall be effective when delivered, if delivered personally and, if mailed, upon deposit in the United States mail.

     8.3 Attorneys' Fees. In the event of any controversy, claim or dispute between the Partners concerning any provision of this Agreement, the Partner prevailing shall be entitled to recover from the nonprevailing Partners all of his reasonable expenses, including reasonable attorneys' and accountants' fees.

     8.4 Validity and Successors. In the event that any provision of this Agreement shall be held to be invalid or unenforceable, the same shall not affect in any respect whatsoever the validity or enforceability of the remainder of this Agreement. Except as provided herein to the contrary, this Agreement shall be binding upon and inure to the benefit of the parties signatory hereto, their respective heirs, executors, legal representatives and permitted successors and assigns.

     8.5 Governing Law. This Agreement shall be governed by the laws of the State of California.

     8.6 Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be deemed to be an original and all of which together shall constitute one and the same agreement.

     8.7 Further Assurances. Each Partner hereto agrees to do all acts and things and to make and execute such written instruments as shall from time to time be reasonably required to carry out the terms and conditions of this Agreement.

     8.8 Headings. The titles and headings of the various sections of this Agreement are intended solely for convenience of reference and are not intended to explain, modify, or place any construction on any provisions of this Agreement.

     IN WITNESS WHEREOF the parties have executed this Agreement as of the day and year first above written.

                             CURTOM BUILDING & DEVELOPMENT CORPORATION

                             By
                                --------------------------------------
                                Brenda Curry, its
                                Chief Executive Officer

                             METALCLAD ENVIRONMENTAL CONTRACTORS

                             By
                                --------------------------------------
                                Glenn Meyer, its
                                President


                               EXHIBIT A

                  Metalclad Environmental Contractors

                              Fee Schedule


Employee/Designee
     Name                                               Hourly Rate
--------------                                          -----------

* 1.

  2.

  3.



*Person designated to act as estimator to prepare all bids and bills of material in accordance with Section 4.5.1 of the Partnership Agreement.







                               EXHIBIT B

               Curtom Building & Development Corporation

                              Fee Schedule


Employee/Designee
     Name                                               Hourly Rate
--------------                                          -----------

  1.

  2.

  3.




                               EXHIBIT C

                          APPRAISAL PROCEDURES

     Within fifteen (15) days after the event requiring appraisal, all of the Partners either: (1) shall jointly appoint an appraiser for the purpose of appraising the property the value of which is to be determined, or (2) failing this joint action, shall each separately designate an appraiser. The failure of any Partner to appoint an appraiser within the time allowed shall be deemed equivalent to appointment of the appraiser appointed by the other parties. No person shall be appointed or designated an appraiser unless such person is a professional appraiser qualified to appraise the property the value of which is to be determined.

     If, within thirty (30) days after the appointment of all appraisers, a majority of the appraisers concur on the value of the interest being appraised, that appraisal shall be binding and conclusive. If a majority of the appraisers do not concur within that period, then the appraisers shall designate a disinterested and properly qualified professional appraiser, who shall make an independent determination of the value of the property being appraised. The average of the value established by the independent appraiser and that established by the appraiser selected by the parties which is closest in value to the value established by the independent appraiser shall be the value of the property to be appraised, and such valuation shall be binding and conclusive on the parties. The Partnership shall bear the expenses of the appraisal described herein.






                               AMENDMENT

To:       Brenda Curry - President - Curtom Building & Development
From:     Glenn W. Meyer - President - Metalclad Insulation Corporation
Date:     February 27, 1997
Re:       Curtom-Metalclad Partnership Agreement


This memorandum shall serve to confirm the modifications made to the subject Agreement as it relates to Southern California Edison's "Managed Business Relationship". The original SCE contract was developed utilizing the structure of the Curtom-Metalclad agreement as summarized:

1. Metalclad would be reimbursed for all of its direct costs. The SCE contract was also supposed to cover the direct costs.

2. Metalclad would be reimbursed for its overhead costs. The SCE contract established the overhead at 13% for labor and 10% for material.

3. The profit of the project would be split between Curtom & Metalclad with 51% going to Curtom and 49% going to Metalclad. A profit percentage of 6% of the direct costs was established in the SCE contract.

4. General liability insurance would be covered under the Metalclad insurance policy and Metalclad would be reimbursed for those costs. A general liability cost of 2% was established for the SCE contract.

Approximately three (3) months into the contract it was learned that SCE was not going to allow all of the direct costs to be charged in the Agreement. This situation significantly reduced the true profit percentage from 6% to 3.92%. It was also determined that the Curtom-Metalclad partnership needed to develop cost effective methods to reduce administrative costs. Therefore, it was decided that Curtom would receive 2% (3.92% x 51%) of the payment made by SCE to Curtom-Metalclad as its 51% share of the overall profit of the SCE Agreement.


APPROVED:


----------------------   --/--/--    ----------------------   --/--/--
Brenda Curry - President             Glenn Meyer - President
Curtom Building & Development        Metalclad Insulation Corp.







                               AMENDMENT

In consideration, the Parties to the November 1, 1988 Agreement hereby change effective January 1, 2000 the ownership of the Metalclad
Environmental Contractors ownership to be changed to Metalclad
Insulation Corporation. All partnership tax returns shall reflect this change.


December 31, 1999
-----------------              -----------------------------------
Date                           Curtom Building & Development Corp



December 31, 1999
-----------------              -----------------------------------
Date                           Metalclad Environmental Contractors




December 31, 1999
-----------------              -----------------------------------
Date                           Metalclad Insulation Corporation







                               AMENDMENT

In consideration, the Parties to the November 1, 1988 Agreement hereby change effective July 19, 2001 the following Amendments:

1.0 Section 6.1.5 of the Partnership Agreement is hereby removed and stricken from the Agreement.

2.0 The Agreement is hereby extended until November 1, 2006.


July 19, 2001
-----------------              -----------------------------------
Date                           Curtom Building & Development Corp
                               Brenda Curry



July 19, 2001
-----------------              -----------------------------------
Date                           Metalclad Insulation Corporation
                               Robert D. Rizzo








                               EXHIBIT 21
      OF METALCLAD CORPORATION FORM 10-K FOR PERIOD ENDING 12-31-01


             LIST OF SUBSIDIARIES OF METALCLAD CORPORATION



Metalclad Insulation Corporation

Metalclad Environmental Contractors

Eco-Metalclad, Inc.

Ecosistemas del Potosi, S.A. de C.V.

Consultoria Ambiental Total, S.A. de C.V.

Confinamiento Tecnico de Residuos Industriales, S.A. de C.V.