Form 10-Q
period 2002-03-31
METALCLAD CORP
filed 2002-05-14
CIK 13547

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-2000

METALCLAD CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-2368719

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

800 Nicollet Mall, Suite 2690, Minneapolis, MN	55402
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code (612) 333-0614

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    [ X ]        No [  ]

     As of March 31, 2002, the registrant had 7,674,015 shares outstanding of its Common Stock, $.10 par value.

METALCLAD CORPORATION AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

METALCLAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2002	2001

	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$9,735,673	$13,133,311
Accounts receivable, less allowance for doubtful accounts of $57,500 as of March 31, 2002 and December 31, 2001	1,754,554	1,853,290
Costs and estimated earnings in excess of billings on uncompleted contracts	151,785	154,601
Inventories	166,707	159,924
Prepaid expenses and other current assets	514,428	362,885
Receivables from related parties, net	—	537,794

Total current assets	12,323,147	16,201,805

Property, plant and equipment, net	384,563	428,652
Investment, at cost	1,000,000	1,000,000
Other assets	63,514	161,452

	$13,771,224	$17,791,909

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,074,857	$735,426
Accrued expenses	832,880	2,064,326
Billings in excess of costs and estimated earnings on uncompleted contracts	38,088	59,114
Current portion of long-term debt	78,534	84,749
Note payable to bank	996,002	1,000,000

Total current liabilities	3,020,361	3,943,615
Long-term debt, less current portion	140,983	156,692

Total liabilities	3,161,344	4,100,307

Shareholders’ equity :
Preferred stock, par value $10; 1,500,000 shares authorized; none issued	—	—
Common stock, par value $.10; 80,000,000 shares authorized; 7,674,015, and 7,448,015 issued and outstanding as of March 31, 2002 and December 31, 2001, respectively	767,401	744,801
Additional paid-in capital	69,403,691	68,496,871
Accumulated deficit	(58,288,198)	(54,295,549)
Officer’s receivable	(1,273,014)	(1,254,521)

	10,609,880	13,691,602

	$13,771,224	$17,791,909

See Notes to Consolidated Financial Statements

METALCLAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

	2002	2001

	(Unaudited)
Revenue:
Contract revenues	$3,165,624	$5,590,802
Material sales	16,585	18,394
Other	—	8,208

Total revenue	3,182,209	5,617,404

Cost of revenue:
Contract costs and expenses	2,837,371	4,997,509
Cost of material sales	11,671	11,726

Total cost of revenue	2,849,042	5,009,235

Gross margin	333,167	608,169

Operating expenses:
Selling, general and administrative	906,673	714,140
Restructuring charges	3,475,000	—

Total operating expenses	4,381,673	714,140

Operating loss	(4,048,506)	(105,971)

Interest income	71,004	6,898
Interest expense	(18,259)	(41,997)
Other income, net	3,112	18

Loss from continuing operations	(3,992,649)	(141,052)
Loss from discontinued operations	—	(231,226)

Net loss	$(3,992,649)	$(372,278)

Weighted average number of common shares	7,563,526	6,598,336

Loss per share of common stock, continuing operations – basic and diluted	$(.53)	$(.02)

Loss per share of common stock, discontinued operations – basic and diluted	$.00	$(.04)

Loss per share of common stock – basic and diluted	$(.53)	$(.06)

See Notes to Consolidated Financial Statements

METALCLAD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2002	2001

	(Unaudited)
Cash flows from operating activities:
Net loss	$(3,992,649)	$(372,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	—	231,226
Depreciation and amortization	31,851	29,080
Loss on disposal of fixed assets	13,857	1,592
Forgiveness of related party receivable related to restructuring	537,794	—
Stock option compensation related to restructuring	348,600	—
Common stock issued related to restructuring	580,820	—
Changes in operating assets and liabilities:
Accounts receivable	98,736	636,931
Unbilled receivables	2,816	(62,850)
Inventories	(6,783)	(30,674)
Prepaid expenses and other current assets	(151,543)	31,287
Receivables from related parties	—	2,235
Other assets	97,938	(224)
Accounts payable and accrued expenses	(892,015)	(524,180)
Billings over cost	(21,026)	129,640

Net cash (used in) provided by continuing operations	(3,351,604)	71,785
Net cash used in discontinued operations	—	(130,147)

Net cash used in operating activities	(3,351,604)	(58,362)

Cash flows from investing activities:
Capital expenditures	(1,619)	(105,775)
Proceeds from sale of assets	—	1,500

Net cash used in investing activities	(1,619)	(104,275)

Cash flows from financing activities:
Proceeds from long-term borrowings	—	136,109
Payments on note payable to bank	(3,998)	—
Payments on long-term borrowings	(21,924)	(15,334)
Borrowing by an officer	(18,493)	(6,270)
Proceeds from sale of stock	—	400,000

Net cash (used in) provided by financing activities	(44,415)	514,505

(Decrease) increase in cash and cash equivalents	(3,397,638)	351,868
Cash and cash equivalents at beginning of period	13,133,311	354,345

Cash and cash equivalents at end of period	$9,735,673	$706,213

Supplemental disclosures of cash flow information:
Cash paid for interest	$18,259	$19,478

See Notes to Consolidated Financial Statements

METALCLAD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Period Ended March 31, 2002
(Unaudited)

1.     The accompanying unaudited consolidated financial statements of Metalclad Corporation and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management all adjustments, consisting of normal recurring items, necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

2.     On December 20, 2001, Wayne Mills filed Form 13D/A with the Securities and Exchange Commission, indicating his intent to seek a change in management and the Board of the Company. Mr. Mills indicated that, absent a cooperative solution, he would seek shareholder consents to replace the entire Board.

     It was management’s decision that the shareholders would benefit by not involving the Company in a proxy contest which would hinder its opportunity to move forward with its strategy for growth. Consequently, on February 13, 2002, Grant S. Kesler, Anthony C. Dabbene and Bruce H. Haglund resigned as members of the Board of Directors of the Company. The remaining members of the Board of Directors elected Messrs. Wayne W. Mills, Kenneth W. Brimmer, Gary W. Copperud and Joseph M. Senser to fill an existing vacancy on the Board of Directors and the vacancies created by the resignations of Messrs. Kesler, Dabbene and Haglund. In addition, Messrs. Kesler and Dabbene resigned as officers of the Company and Mr. Mills was elected President and Chief Executive Officer and Brian D. Niebur was elected Treasurer and Chief Financial Officer.

     In connection with their resignations, and in lieu of compensation which would otherwise be due under change of control provisions contained in previously executed and adopted employment contracts, which were amended and restated as of January 1, 2002, the Company issued Mr. Kesler 140,000 shares of the Company’s common stock, forgave a loan due from Mr. Kesler in the amount of $543,000 in exchange for future consulting services and paid Mr. Kesler $832,000 in cash, and issued Mr. Dabbene 86,000 shares of the Company’s common stock and paid Mr. Dabbene $637,000 in cash. In addition, all outstanding unvested stock options held by the prior Board of Directors, including Messrs. Dabbene and Kesler, were immediately vested and became exercisable. Messrs. Kesler and Dabbene have each agreed to act as a consultant to Metalclad under two-year and three-month consulting agreements, respectively. In addition to the payment discussed above, Mr. Dabbene’s compensation for consulting will be $5,000 per month. A portion of the cash payments due to Mr. Kesler and Mr. Dabbene ($482,000 and $425,000, respectively) was deposited by Metalclad as income and payroll tax withholding on the total compensation paid to each of them.

     In March 2002, the Company reimbursed Mr. Mills $100,000 for legal fees expended by him to effect this change in management.

     During the three months ended March 31, 2002, the Company recognized $3,475,000 of expense related to the change of management, including insurance premiums, legal fees, severance pay and relocation of the Company’s headquarters. The cash payments related to these expenses were approximately $2,008,000. The non-cash charges primarily relate to the forgiveness of the loan due from Mr. Kesler, the issuance of common stock to Messrs. Kesler and Dabbene, the expense pursuant to APB No. 25 and related interpretations and the accelerated vesting of stock options for the prior directors.

3.     Certain amounts have been reclassified from previously reported categories.

4.     The loss per share amounts for the three months ended March 31, 2002 and March 31, 2001 were computed by dividing the net loss by the weighted average shares outstanding during the applicable period. Dilutive common equivalent shares have not been included in the computation of diluted loss per share because their inclusion would be antidilutive. Antidilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic and diluted loss per share in subsequent periods.

5.     On December 10, 2001 the Company issued a $1,250,000, 6%, non-recourse secured note to Blake Capital Partners, LLC (“Blake”), an entity controlled 100% by Wayne Mills. On February 14, 2002 Mr. Mills became President and CEO of the Company. The note is collateralized by 500,000 shares of the Company’s common stock, owned by Blake and Mr. Mills. The principal and interest is due June 10, 2002. Blake shall have the right to extend the maturity date of this note for a period of 90 days. In the event Blake elects to extend the maturity date, during the 90-day extension period, simple interest shall be payable at 12% per annum.

6.     In March 2002, the Company entered into a letter of intent with Surg II, Inc. (a Minnesota corporation) which obligates the Company, subject to its due diligence review, to negotiate in good faith for the purchase of shares of Surg II, Inc.’s authorized but unissued common stock for $3,000,000. If the transaction is completed, the Company will own 90% of the outstanding common stock of Surg II, Inc., which it plans to use for the acquisition of a yet uncommitted business enterprise. The common stock of Surg II, Inc. is traded on the NASDAQ Bulletin Board under the symbol SUGR.

     On March 2, 2002, the Company entered into an agreement to purchase the facilities in Anaheim, California, housing the industrial insulation services operations. The purchase price is $2,047,000. Subsequent to March 31, 2002 the Company completed the purchase of the building. The Company obtained a $1,535,000 mortgage on the building from Community Bank that matures on May 1, 2017 and bears interest at a floating rate based upon the bank’s reference rate plus .25%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     All statements, other than statements of historical fact, included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Metalclad Corporation (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-Q. Such potential risks and uncertainties include, without limitation, potential reversion of liability for the companies sold in Mexico; competitive pricing and other pressures from other businesses in the Company’s markets; adequacy of insurance, including the adequacy of insurance to cover potential future asbestos-related injury claims; economic conditions generally and in the Company’s primary markets; availability of capital; cost of labor; the likelihood of completing a transaction with Surg II, Inc. and other risk factors detailed herein and in other of the Company’s filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this Form 10-Q and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements.

Results of Operations: Three Months ended March 31, 2002 and 2001

     General. Historically, the Company’s revenues were generated primarily by (i) revenues in the United States from insulation services and sales of insulation products and related materials; and, (ii) revenues in Mexico from the collection of waste oils and solvents for recycling, rental of parts washing machines, brokering the disposal of waste and remediation services.

     In 1997, the Company filed a claim against the United Mexican States under the North American Free Trade Agreement (“NAFTA”) to recover the value of its investment in a completed, but unopened, treatment, storage and disposal facility in San Luis Potosi. During the fourth quarter of 1998, the Company determined, that due to political opposition in Mexico, its Mexican operations would not be successful and committed to a plan to discontinue its Mexican operations to minimize future losses and halted any further investment in Mexico. The Company settled its claims against the Mexican Government in October 2001 for $16,002,000. This settlement completed the Company’s activities in Mexico and essentially closed out all discontinued operations in Mexico.

Revenue

     Total revenue for the three months ended March 31, 2002 was $3,182,000 as compared to $5,617,000 for the comparable period ended March 31, 2001, a decrease of 43% as a result of a decrease in contract revenue. Contract revenues decreased from $5,591,000 to $3,166,000. This decrease is primarily due to fires at two of the Company’s customer sites that generated incremental revenue in the three months ended March 31, 2001. Material sales revenue, which is immaterial to overall revenue, was $17,000 for the three months ended March 31, 2002 as compared to $18,000 for the three months ended March 31, 2001, a decrease of 10%. In the future, the Company intends to expand its material sales efforts and expects this area to contribute a greater percentage to the Company’s overall revenue.

Cost of Revenue and Gross Margin

     Total cost of revenue was $2,849,000 for the three months ended March 31, 2002 as compared to $5,009,000 for the three months ended March 31, 2001, a decrease of 43%. This decrease is primarily the result of the Company’s decrease in revenue for the three months ended March 31, 2002 as compared to March 31, 2001. The gross margin percentage was approximately 11% for both the three months ended March 31, 2002 and 2001. The Company anticipates that the gross margin percentage in the future will approximate the results of this quarter.

Selling, General and Administrative

     Selling, general and administrative expenses for the three months ended March 31, 2002 were $907,000 as compared to $714,000 for the comparable period ended March 31, 2001, an increase of 27%. The increase is primarily the result of an increase in legal fees and insurance. For the three months ended March 31, 2002, there was also an increase in board of director fees for the period prior to February 14, 2002.

Restructuring Charges

     On December 20, 2001, Wayne Mills filed Form 13D/A with the Securities and Exchange Commission, indicating his intent to seek a change in management and the Board of the Company. Mr. Mills indicated that, absent a cooperative solution, he would seek shareholder consents to replace the entire Board.

     It was management’s decision that the shareholders would benefit by not involving the Company in a proxy contest which would hinder its opportunity to move forward with its strategy for growth. Consequently, on February 13, 2002, Grant S. Kesler, Anthony C. Dabbene and Bruce H. Haglund resigned as members of the Board of Directors of the Company. The remaining members of the Board of Directors elected Messrs. Wayne W. Mills, Kenneth W. Brimmer, Gary W. Copperud and Joseph M. Senser to fill an existing vacancy on the Board of Directors and the vacancies created by the resignations of Messrs. Kesler, Dabbene and Haglund. In addition, Messrs. Kesler and Dabbene resigned as officers of the Company and Mr. Mills was elected President and Chief Executive Officer and Brian D. Niebur was elected Treasurer and Chief Financial Officer.

     In connection with their resignations, and in lieu of compensation which would otherwise be due under change of control provisions contained in previously executed and adopted employment contracts, which were amended and restated as of January 1, 2002, the Company issued Mr. Kesler 140,000 shares of the Company’s common stock, forgave a loan due from Mr. Kesler in the amount of $543,000 in exchange for future consulting services and paid Mr. Kesler $832,000 in cash, and issued Mr. Dabbene 86,000 shares of the Company’s common stock and paid Mr. Dabbene $637,000 in cash. In addition, all outstanding unvested stock options held by the prior Board of Directors, including Messrs. Kesler and Dabbene, were immediately vested and became exercisable. Messrs. Kesler and Dabbene have each agreed to act as a consultant to Metalclad under two-year and three-month consulting agreements, respectively. In addition to the payment discussed above, Mr. Dabbene’s compensation for consulting will be $5,000 per month. A portion of the cash payments due to Mr. Kesler and Mr. Dabbene ($482,000 and $425,000, respectively) was deposited by Metalclad as income and payroll tax withholding on the total compensation paid to each of them.

     In March 2002, the Company reimbursed Mr. Mills $100,000 for legal fees expended by him to effect this change in management.

     During the three months ended March 31, 2002, the Company recognized $3,475,000 of expense related to the change of management, including insurance premiums, legal fees, severance pay and relocation of the Company’s headquarters. The cash payments related to these expenses were approximately $2,008,000. The non-cash charges primarily relate to the forgiveness of the loan due from Mr. Kesler, the issuance of common stock to Messrs. Kesler and Dabbene, the expense pursuant to APB No. 25 and the related interpretations and the accelerated vesting of stock options for the prior directors.

Interest Income and Expense

     Net interest income for the three months ended March 31, 2002 was $53,000 as compared to net interest expense of $42,000 for the three months ended March 31, 2001. This change was primarily due to a higher average cash and cash equivalent balance for the three months ended March 31, 2002 as compared to March 31, 2001 and to an interest-bearing loan to a corporate officer outstanding during the three months ended March 31, 2002.

Discontinued Operations

     For the three months ended March 31, 2001, $231,000 in fees for the continuing costs of the NAFTA proceedings was expensed to discontinued operations. The Company does not anticipate that there will be any future costs associated with its discontinued operations.

Net Loss

     The Company experienced a net loss of $3,993,000 (or a loss of $0.53 per share) for the three months ended March 31, 2002, as compared to a net loss of $372,000 (or a loss of $0.06 per share) for the comparable period ended March 31, 2001, an increase in the net loss of 972%. The net loss from continuing operations was $3,993,000 for the three months ended March 31, 2002, as compared to a net loss of $141,000 (or a loss of $0.02 per share) for the comparable period ended March 31, 2001, primarily due to the restructuring charges and the decrease in revenues. Without the restructuring charges the Company would have lost $518,000 from continuing operations in the three months ended March 31, 2002.

Liquidity and Capital Resources

     As of March 31, 2002, the Company had $9,736,000 in cash and cash equivalents, and working capital of $9,303,000. The Company has a line of credit agreement with a bank for $1,000,000 which matures on May 1, 2003. Borrowings under the agreement are limited to the lower of $1,000,000 or the Company’s borrowing base, which consists of a specified percentage of certain accounts receivable. As of March 31, 2002, the Company had a balance of $996,000 outstanding on this line of credit.

     Cash used in continuing operations was $3,352,000 for the three months ended March 31, 2002 compared with cash provided by continuing operations of $72,000 for the three months ended March 31, 2001. For the three months ended March 31, 2002 the negative cash flow from continuing operations was primarily the result of funding operating losses principally due to the Company’s restructuring. In addition the company used cash to decrease its accounts payable and accrued expenses and increased its prepaid expenses, primarily related to insurance. These uses were partially offset by non-cash expenses for stock based compensation and the forgiveness of the loan to Mr. Kesler. For the three months ended March 31, 2001 the positive cash flow from continuing operations was primarily the result of the collection of accounts receivable offset by a decrease in accounts payable and accrued expenses.

     Cash used in discontinued operations was $130,000 for the three months ended March 31, 2001, primarily for legal fees related to the Company’s NAFTA claim against the Mexican government.

     Net investing activities used $2,000 and $104,000 of cash in the three months ended March 31, 2002 and 2001, respectively, for capital expenditures, primarily at the Company’s subsidiary, Metalclad Insulation Corporation.

     Cash used in financing activities totaled $44,000 for the three months ended March 31, 2002 compared with cash provided by financing activities of $515,000 for the comparable period in 2001. Payments on long-term borrowings and borrowing by an officer used $22,000 and $18,000 of cash, respectively, for the three months ended March 31, 2002. A private placement of the Company’s common stock and warrants provided $400,000 of cash flow during the three months ended March 31, 2001 and long-term borrowings provided $136,000 of cash during the three months ended March 31, 2001. In 2001, $1,255,000 of cash was loaned to a then principal shareholder, of the Company under a note secured by 500,000 shares of the Company’s stock. At March 31, 2002, the unsecured portion of this note receivable was $73,000. In September 2001 the Company obtained an accounts receivable revolving line of credit, with a maturity date of July 1, 2002, that provided $1,000,000 of cash flow. Subsequent to March 31, 2002, the maturity date of the line of credit was extended to May 1, 2003.

     Prior to 1975, the Company was engaged in the sale and installation of asbestos related insulation materials, and has been the subject of numerous claims of personal injury allegedly related to asbestos exposure. Many of these claims are now being brought by the children and close relatives of persons who have died, allegedly as a result of the direct or indirect exposure to asbestos.

     The number of asbestos related claims which have been initiated naming the Company as a defendant have increased from 254 in 1999, 527 in 2000 to 685 in 2001. The sympathies of juries, the aggressiveness of the plaintiff’s bar, and the declining defendant base as a result of business failures, has also led to a trend of larger payments and settlements per claim. There are currently in excess of 700 of such claims pending.

     The Company in the past has believed that it has adequate insurance to cover these claims; however, the terms of such insurance policies are complex and the coverage for many types of claims is limited. If the current trend of the increasing claim occurrence and amounts is not significantly reversed, it will likely have a material adverse effect on the financial condition and business of the Company in the future. Because of its insurance coverage, the Company does not anticipate any adverse effect on the Company’s financial condition to develop for at least the next three to five years. Beyond that, however, the effect of those claims is uncertain.

     In March 2002, the Company entered into a letter of intent with Surg II, Inc. (a Minnesota corporation) which obligates the Company, subject to its due diligence review, to negotiate in good faith for the purchase of shares of Surg II, Inc.’s authorized but unissued common stock for $3,000,000. If the transaction is completed, the Company will own 90% of the outstanding common stock of Surg II, Inc., which it plans to use for the acquisition of a yet uncommitted business enterprise. The common stock of Surg II, Inc. is traded on the NASDAQ Bulletin Board under the symbol SUGR.

     On March 2, 2002, the Company entered into an agreement to purchase the facilities in Anaheim, California, housing the industrial insulation services operations. The purchase price is $2,047,000. Subsequent to March 31, 2002 the Company completed the purchase of the building. The Company obtained a $1,535,000 mortgage on the building from Community Bank that matures on May 1, 2017 and bears interest at a floating rate based upon the bank’s reference rate plus .25%

     Management believes that its cash, cash equivalents and borrowings available under the credit agreement should be sufficient to satisfy its cash requirements for the next twelve months.

Critical Accounting Policies and Estimates

     Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our annual report for the year ended December 31, 2001. The accounting policies used in preparing our interim 2002 consolidated condensed financial statements are the same as those described in our annual report.

     Our critical accounting policies are those both having the most impact to the reporting of our financial condition and results, and requiring significant judgments and estimates. Our critical accounting policies include those related to (a) revenue recognition and (b) investment, at cost. Revenue recognition for fixed price insulation installation and asbestos abatement contracts are accounted for by the percentage-of-completion method wherein costs and estimated earnings are included in revenues as the work is performed. If a loss on a fixed price contract is indicated, the entire amount of the estimated loss is accrued when known. The investment at less than 20% of ownership is recorded at cost and the carrying value is evaluated quarterly.

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings

Litigation

     Prior to 1975, the Company was engaged in the sale and installation of asbestos related insulation materials, and has been the subject of numerous claims of personal injury allegedly related to asbestos exposure. Many of these claims are now being brought by the children and close relatives of persons who have died, allegedly as a result of the direct or indirect exposure to asbestos.

     The number of asbestos related claims which have been initiated naming the Company as a defendant have increased from 254 in 1999, 527 in 2000 to 685 in 2001. The sympathies of juries, the aggressiveness of the plaintiff’s bar, and the declining defendant base as a result of business failures, has also led to a trend of larger payments and settlements per claim. There are currently in excess of 700 of such claims pending.

     The Company in the past has believed that it has adequate insurance to cover these claims; however, the terms of such insurance policies are complex and the coverage for many types of claims is limited. If the current trend of the increasing claim occurrence and amounts is not significantly reversed, it will likely have a material adverse effect on the financial condition and business of the Company in the future. Because of its insurance coverage, the Company does not anticipate any adverse effect on the Company’s financial condition to develop for at least the next three to five years. Beyond that, however, the effect of those claims is uncertain.

Item 2.     Changes in Securities

     None

Item 3      Defaults Upon Senior Securities

     Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders

     None.

Item 5.     Other Information

     None.

Item 6.     Exhibits and Reports on Form 8-K

     On February 28, 2002 the Company filed a form 8-K disclosing a change of control in the Company’s management.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METALCLAD CORPORATION

Date: May 14, 2002
	By:	/s/Brian D. Niebur

Brian D. Niebur
Chief Financial Officer
(Principal Accounting Officer)