Form 10-Q
period 2002-06-30
ENTRX CORP
filed 2002-08-14
CIK 13547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-2000

ENTRX CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-2368719

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 Nicollet Mall, Suite 2690, Minneapolis, MN (Address of Principal Executive Office)	55402 (Zip Code)

Registrant’s telephone number, including area code (612) 333-0614

Metalclad Corporation
(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     No

         As of August 1, 2002, the registrant had 7,674,015 shares outstanding of its Common Stock, $.10 par value.

ENTRX CORPORATION AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2002	2001

	(Unaudited)	(Audited)
ASSETS

Current assets:

Cash and cash equivalents	$8,309,238	$13,133,311

Accounts receivable, less allowance for doubtful accounts of $57,500 as of June 30, 2002 and December 31, 2001	2,334,992	1,853,290

Costs and estimated earnings in excess of billings on uncompleted contracts	134,398	154,601

Inventories	175,157	159,924

Prepaid expenses and other current assets	440,900	362,885

Receivables from related parties, net	—	537,794

Total current assets	11,394,685	16,201,805

Property, plant and equipment, net	2,423,404	428,652

Investment, at cost	1,000,000	1,000,000

Goodwill	384,679	—

Other assets	50,038	161,452

	$15,252,806	$17,791,909

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$1,278,905	$735,426

Accrued expenses	801,654	2,064,326

Billings in excess of costs and estimated earnings on uncompleted contracts	138,190	59,114

Current portion of long-term debt	80,583	84,749

Current portion of mortgage payable	71,661	—

Note payable to bank	996,002	1,000,000

Total current liabilities	3,366,995	3,943,615

Long-term debt, less current portion	143,313	156,692

Mortgage payable, less current portion	1,457,314	—

Total liabilities	4,967,622	4,100,307

Minority interests	264,749	—

Shareholders’ equity :

Preferred stock, par value $1.00 and $10 as of June 30, 2002 and December 31, 2001, respectively; 5,000,000 and 1,500,000 shares authorized as of June 30, 2002 and December 31, 2001, respectively; none issued	—	—

Common stock, par value $.10; 80,000,000 shares authorized; 7,674,015, and 7,448,015 issued and outstanding as of June 30, 2002 and December 31, 2001, respectively	767,401	744,801

Additional paid-in capital	69,403,691	68,496,871

Accumulated deficit	(58,854,835)	(54,295,549)

Officer’s receivable	(1,295,822)	(1,254,521)

	10,020,435	13,691,602

	$15,252,806	$17,791,909

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For Three Months Ended		For Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Revenue:

Contract revenues	$4,259,845	$5,512,708	$7,425,469	$11,103,510

Material sales	10,982	72,875	27,567	91,269

Other	—	3,241	—	11,449

Total revenue	4,270,827	5,588,824	7,453,036	11,206,228

Cost of revenue:

Contract costs and expenses	3,728,615	4,720,537	6,565,986	9,718,046

Cost of material sales	7,895	63,221	19,566	74,947

Total cost of revenue	3,736,510	4,783,758	6,585,552	9,792,993

Gross margin	534,317	805,066	867,484	1,413,235

Operating expenses:

Selling, general and administrative	1,143,169	698,609	2,049,842	1,412,749

Restructuring charges	—	—	3,475,000	—

Total operating expenses	1,143,169	698,609	5,524,842	1,412,749

Operating profit (loss)	(608,852)	106,457	(4,657,358)	486

Interest income	71,726	(2,707)	142,730	4,191

Interest expense	(29,751)	(44,144)	(48,010)	(86,141)

Other income (expense), net	—	(18)	3,112	—

Minority interest in net income (loss)	240	—	240	—

Income (loss) from continuing operations	(566,637)	59,588	(4,559,286)	(81,464)

Loss from discontinued operations	—	(40,582)	—	(271,808)

Net Income (loss)	($566,637)	$19,006	($4,559,286)	($353,272)

Weighted average number of common shares— basic and diluted	7,674,015	7,195,592	7,619,076	6,899,995

Earnings (loss) per share of common stock, continuing operations—basic and diluted	($.07)	$.01	($.60)	($.01)

Loss per share of common stock, discontinued operations—basic and diluted	$—	($.01)	$—	($.04)

Earnings (loss) per share of common stock—basic and diluted	($.07)	$.00	($.60)	($.05)

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2002	2001

	(Unaudited)
Cash flows from operating activities:

Net loss	$(4,559,286)	$(353,272)

Adjustments to reconcile net loss to net cash used in operating activities:

Minority interest in net loss of consolidated subsidiary	(240)	—

Loss from discontinued operations	—	271,808

Depreciation and amortization	67,141	62,322

Loss on disposal of fixed assets	13,857	1,592

Issuance of common stock for interest	—	13,813

Forgiveness of related party receivable related to restructuring	537,794	—

Stock option compensation related to restructuring	348,600	—

Common stock issued related to restructuring	580,820	—

Changes in operating assets and liabilities:

Accounts receivable	(481,702)	1,206,777

Unbilled receivables	20,203	(119,144)

Inventories	(15,233)	(49,936)

Prepaid expenses and other current assets	(78,015)	66,091

Receivables from related parties	—	(22,965)

Other assets	111,414	1,776

Accounts payable and accrued expenses	(838,883)	(703,285)

Billings over cost	79,076	(8,592)

Net cash (used in) provided by continuing operations	(4,214,454)	366,985

Net cash used in discontinued operations	—	(306,349)

Net cash (used in) provided by operating activities	(4,214,454)	60,636

Cash flows from investing activities:

Capital expenditures	(2,075,750)	(137,657)

Proceeds from sale of assets	—	1,500

Net cash used in investing activities	(2,075,750)	(136,157)

Cash flows from financing activities:

Proceeds from long-term borrowings	—	196,658

Proceeds from mortgage payable	1,535,000	—

Payments on note payable to bank	(3,998)	—

Payments on long-term borrowings	(17,545)	(35,071)

Payments on mortgage payable	(6,025)	—

Borrowing by an officer	(41,301)	—

Proceeds from sale of stock and warrants	—	600,000

Net cash provided by financing activities	1,466,131	761,587

(Decrease) increase in cash and cash equivalents	(4,824,073)	686,066

Cash and cash equivalents at beginning of period	13,133,311	354,345

Cash and cash equivalents at end of period	$8,309,238	$1,040,411

Supplemental disclosures of cash flow information:

Cash paid for interest	$41,638	$24,689

Disclosure of noncash investing and financing activities:

         During the six months ended June 30, 2001, the Company converted approximately $324,000 of convertible subordinated debentures, principal and interest into 266,900 shares of common stock.

         As part of the purchase of Surg II, Inc. the Company has goodwill of $384,679 and minority interests of $264,749.

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2002
(Unaudited)

1.     The accompanying unaudited consolidated financial statements of Entrx Corporation and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management all adjustments, consisting of normal recurring items, necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

         In connection with their resignations, and in lieu of compensation which would otherwise be due under change of control provisions contained in previously executed and adopted employment contracts, which were amended and restated as of January 1, 2002, the Company issued Mr. Kesler 140,000 shares of the Company’s common stock, forgave a loan due from Mr. Kesler in the amount of $543,000 in exchange for future consulting services and paid Mr. Kesler $832,000 in cash, and issued Mr. Dabbene 86,000 shares of the Company’s common stock and paid Mr. Dabbene $637,000 in cash. In addition, all outstanding unvested stock options held by the prior Board of Directors, including Messrs. Dabbene and Kesler, were immediately vested and became exercisable. Messrs. Kesler and Dabbene have each agreed to act as a consultant to Entrx under two-year and three-month consulting agreements, respectively. In addition to the payment discussed above, Mr. Dabbene’s compensation for consulting will be $5,000 per month. A portion of the cash payments due to Mr. Kesler and Mr. Dabbene ($482,000 and $425,000, respectively) was deposited by Entrx as income and payroll tax withholding on the total compensation paid to each of them.

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

4.     The earnings (loss) per share amounts for the three and six months ended June 30, 2002 and June 30, 2001 were computed by dividing the net income (loss) by the weighted average shares outstanding during the applicable period. Dilutive common equivalent shares have not been included in the computation of diluted income (loss) per share because their inclusion would be antidilutive. Antidilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic and diluted income (loss) per share in subsequent periods.

         All stock options and warrants were anti-dilutive as of June 30, 2002 and 2001.

5.     On December 10, 2001 the Company issued a $1,250,000, 6%, non-recourse secured note to Blake Capital Partners, LLC (“Blake”), an entity controlled 100% by Wayne Mills. On February 14, 2002 Mr. Mills became President and CEO of the Company. The note is collateralized by 500,000 shares of the Company’s common stock, owned by Blake and Mr. Mills. The principal and interest was due June 10, 2002. Blake had the right to extend the maturity date of this note for a period of 90 days, and on June 10, 2002 exercised that right. During the 90-day extension period, simple interest shall be payable at 12% per annum. As of June 30, 2002, the market value of the common stock held as collateral was $960,000, $290,000 less than the face amount of the note.

6.     On May 31, 2002, the Company acquired 145,000,000 shares of common stock, constituting approximately 90% of the outstanding shares of Surg II, Inc. (“Surg II”) for $3,000,000 invested into Surg II. Goodwill from this transaction was $384,276 which is not deductible for tax purposes. Surg II recently sold all of its assets and discontinued its former business of manufacturing and marketing medical products. The Company plans to use Surg II for the acquisition of a yet uncommitted business enterprise. The common stock of Surg II is traded on the NASDAQ Bulletin Board under the symbol SUGR.

7.     In May 2002, the Company purchased the facilities in Anaheim, California, housing the industrial insulation services operations. The purchase price was $2,047,000. The Company obtained a $1,535,000 mortgage on the building from Community Bank that matures on May 1, 2017 and bears interest at a floating rate based upon the bank’s reference rate plus .25%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         All statements, other than statements of historical fact, included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Entrx Corporation (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-Q. Such potential risks and uncertainties include, without limitation, potential reversion of liability for the companies sold in Mexico; competitive pricing and other pressures from other businesses in the Company’s markets; adequacy of insurance, including the adequacy of insurance to cover potential future asbestos-related injury claims; economic conditions generally and in the Company’s primary markets; availability of capital; the adequacy of its cash and cash equivalents; the expansion of material sales; cost of labor; the likelihood of completing a transaction using Surg II for the acquisition of a yet uncommitted business enterprise and other risk factors detailed herein and in other of the Company’s filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this Form 10-Q and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements.

Results of Operations: Three and Six Months Ended June 30, 2002 and 2001

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

Revenue

         Total revenue for the three months ended June 30, 2002 was $4,271,000 as compared to $5,589,000 for the comparable period ended June 30, 2001, a decrease of 24%, as a result of a decrease in contract revenue. For the six months ended June 30, 2002, total revenue was $7,453,000 as compared to $11,206,000 for the six months ended June 30, 2001. These decreases are primarily due to fires at two of the Company’s customer sites that generated incremental revenue in the three and six months ended June 30, 2001 and also due to the general economic slowdown in 2002. Material sales revenue, which is immaterial to overall revenue, was $11,000 and $28,000 for the three and six months ended June 30, 2002, respectively, as compared to $73,000 and $91,000 for the three and six months ended June 30, 2001, respectively. In the future, the Company intends to expand its material sales efforts and expects this area to contribute a greater percentage to the Company’s overall revenue.

Cost of Revenue and Gross Margin

         Total cost of revenue was $3,737,000 for the three months ended June 30, 2002 as compared to $4,784,000 for the three months ended June 30, 2001, a decrease of 22%. For the six months ended June 30, 2002, total cost of revenue was $6,586,000 as compared to $9,793,000 for the comparable period in 2001, a decrease of 33%. These decreases were primarily the result of the Company’s decrease in revenue for the three and six months ended June 30, 2002 as compared to the three and six months ended June 30, 2001. The gross margin percentage was approximately 12.5% and 11.6% for the three and six months ended June 30, 2002 as compared to 14.4% and 12.6% for the three and six months ended June 30, 2001.

Selling, General and Administrative

         Selling, general and administrative expenses for the three months ended June 30, 2002 were $1,143,000 as compared to $699,000 for the comparable period ended June 30, 2001, an increase of 64%. The increase is primarily the result of an increase in legal fees and insurance expense partially offset by a decrease in compensation expense. In addition, the three months ended June 30, 2002 includes a charge of $129,000 for a judgment against the Company and expenses related to a lawsuit initiated under prior management. For the six months ended June 30, 2002 selling, general and administrative expenses were $2,050,000 as compared to $1,413,000 for the six months ended June 30, 2001, an increase of 45%. For the six months ended June 30, 2002, there were increases in legal fees, insurance expense, board fees, primarily for the period prior to February 14, 2002, and accounting fees. The above mentioned judgment and expenses also added to the increase in expenses for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. These increases were partially offset by a decrease in compensation and related expenses.

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

         In connection with their resignations, and in lieu of compensation which would otherwise be due under change of control provisions contained in previously executed and adopted employment contracts, which were amended and restated as of January 1, 2002, the Company issued Mr. Kesler 140,000 shares of the Company’s common stock, forgave a loan due from Mr. Kesler in the amount of $543,000 in exchange for future consulting services and paid Mr. Kesler $832,000 in cash, and issued Mr. Dabbene 86,000 shares of the Company’s common stock and paid Mr. Dabbene $637,000 in cash. In addition, all outstanding unvested stock options held by the prior Board of Directors, including Messrs. Kesler and Dabbene, were immediately vested and became exercisable. Messrs. Kesler and Dabbene have each agreed to act as a consultant to Entrx under two-year and three-month consulting agreements, respectively. In addition to the payment discussed above, Mr. Dabbene’s compensation for consulting will be $5,000 per month. A portion of the cash payments due to Mr. Kesler and Mr. Dabbene ($482,000 and $425,000, respectively) was deposited by Entrx as income and payroll tax withholding on the total compensation paid to each of them.

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

Interest Income and Expense

         Net interest income for the three months ended June 30, 2002 was $42,000 as compared to net interest expense of $47,000 for the three months ended June 30, 2001. For the six months ended June 30, 2002 net interest income was $95,000 compared with net interest expense of $82,000 for the comparable period in 2001. These changes were primarily due to a higher average cash and cash equivalent balance for the three and six months ended June 30, 2002 as compared to June 30, 2001 and to an interest-bearing loan to a corporate officer outstanding during the three and six months ended June 30, 2002.

Discontinued Operations

         For the three and six months ended June 30, 2001, $41,000 and $272,000, respectively, in fees for the continuing costs of the NAFTA proceedings was expensed to discontinued operations. The Company does not anticipate that there will be any future costs associated with its discontinued operations.

Net Income (Loss)

         The Company experienced a net loss of $567,000 (or a loss of $0.07 per share) for the three months ended June 30, 2002, as compared to net income of $19,000 (or an earnings of $0.00 per share) for the comparable period ended June 30, 2001. The Company experienced a net loss of $4,559,000 (or a loss of $0.60 per share) for the six months ended June 30, 2002, as compared to net loss of $353,000 (or a loss of $0.05 per share) for the comparable period ended June 30, 2001. The net loss from continuing operations was $567,000 and $4,559,000, primarily due to the restructuring charges and the decrease in revenues, for the three and six months ended June 30, 2002, respectively, as compared to net income from continuing operations of $60,000 and net loss from continuing operations of $81,000, respectively, for the comparable period ended June 30, 2001. Without the restructuring charges the Company would have lost $1,084,000 from continuing operations in the six months ended June 30, 2002.

Liquidity and Capital Resources

         As of June 30, 2002, the Company had $8,309,000 in cash and cash equivalents, and working capital of $8,028,000. The Company has a line of credit agreement with a bank for $1,000,000 which matures on May 1, 2003. Borrowings under the agreement are limited to the lower of $1,000,000 or the Company’s borrowing base, which consists of a specified percentage of certain accounts receivable. As of June 30, 2002, the Company had a balance of $996,000 outstanding on this line of credit.

         Cash used in continuing operations was $4,214,000 for the six months ended June 30, 2002 compared with cash provided by continuing operations of $367,000 for the six months ended June 30, 2001. For the six months ended June 30, 2002 the negative cash flow from continuing operations was primarily the result of funding operating losses principally due to the Company’s restructuring. In addition the company used cash to decrease its accounts payable and accrued expenses and increase its accounts receivable. These uses were partially offset by non-cash expenses for stock based compensation and the forgiveness of the loan to Mr. Kesler. For the six months ended June 30, 2001 the positive cash flow from continuing operations was primarily the result of the collection of accounts receivable offset by a decrease in accounts payable and accrued expenses.

         Cash used in discontinued operations was $306,000 for the six months ended June 30, 2001, primarily for legal fees related to the Company’s NAFTA claim against the Mexican government.

         Net investing activities used $2,076,000 and $136,000 of cash in the six months ended June 30, 2002 and 2001, respectively, for capital expenditures, primarily at the Company’s subsidiary, Metalclad Insulation Corporation (“Metalclad Insulation”). For the six

================================================================================

months ended June 30, 2002, $2,047,000 of the investing activity related to the purchase of the building housing Metalclad Insulation.

         Cash provided by financing activities totaled $1,466,000 for the six months ended June 30, 2002 compared with cash provided by financing activities of $762,000 for the comparable period in 2001. The Company obtained a mortgage to purchase the building housing Metalclad Insulation that provided $1,535,000 of cash in the six months ended June 30, 2002. Payments on long-term borrowings and borrowing by an officer used $18,000 and $41,000 of cash, respectively, for the six months ended June 30, 2002. A private placement of the Company’s common stock and warrants provided $600,000 of cash flow during the six months ended June 30, 2001 and long-term borrowings provided $197,000 of cash. In 2001, $1,255,000 of cash was loaned to a then principal shareholder, of the Company under a note secured by 500,000 shares of the Company’s stock. As of June 30, 2002, the market value of the common stock held as collateral was $960,000, $290,000 less than the face amount of the note. In September 2001 the Company obtained an accounts receivable revolving line of credit, with a maturity date of July 1, 2002, that provided $1,000,000 of cash flow. The maturity date of the line of credit has been extended to May 1, 2003.

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

         On May 31, 2002, the Company acquired 145,000,000 shares of common stock, constituting approximately 90% of the outstanding shares of Surg II, Inc. (“Surg II”) for $3,000,000 invested into Surg II. Prior to the investment of $3,000,000, Surg II sold all of its assets and discontinued its former business of manufacturing and marketing medical products. The Company plans to use Surg II for the acquisition of a yet uncommitted business enterprise. The common stock of Surg II is traded on the NASDAQ Bulletin Board under the symbol SUGR.

         In May 2002, the Company purchased the facilities in Anaheim, California, housing the industrial insulation services operations of Metalclad Insulation. The purchase price was $2,047,000. The Company obtained a $1,535,000 mortgage on the building from Community Bank that matures on May 1, 2017 and bears interest at a floating rate based upon the bank’s reference rate plus .25%.

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

Recently Issued Accounting Pronouncements

         In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The Company believes the adoption of SFAS No. 145 will not have a material effect on the Company’s consolidated financial position or results of operations.

         In June 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes the adoption of SFAS No. 146 will not have a material effect on the Company’s consolidated financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

         Not Applicable

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Changes in Securities

         None

Item 3. Defaults Upon Senior Securities

         Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Shareholders held on June 24, 2002 the following proposals were adopted by the margins indicated:

1.	Elect a Board of Directors to hold office until the next Annual Meeting of Shareholders and until their successors are elected and qualified.

	Number of Shares

	For	Withheld

Kenneth W. Brimmer	6,992,464	43,956

Wayne W. Mills	6,992,164	44,256

Gary W. Copperud	6,992,164	44,256

Joseph M. Senser	6,992,164	44,256

Joseph M. Caldwell	6,992,464	43,956

2.	Amend the 2000 Omnibus Stock Option and Incentive Plan to increase the number of shares reserved for issuance thereunder.

Number of Shares Voted			Broker Non-votes

Voted For	Voted Against	Abstain

3,942,879	307,390	6,583	2,779,568

3.	Amend the Company’s Certificate of Incorporation to change its name to Entrx Corporation and increase its authorized preferred stock.

Number of Shares Voted			Broker Non-votes

Voted For	Voted Against	Abstain

3,963,571	265,201	28,080	2,779,568

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

         On April 10, 2002 the Company filed a form 8-K disclosing that its independent accounts, Moss Adams LLP, had resigned.

         On April 18, 2002 the Company filed a form 8-K disclosing that it had engaged Virchow Krause & Company, LLP to audit its financial statements for 2002.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTRX CORPORATION

Date: August 14, 2002	By:	/s/Wayne W. Mills Wayne W. Mills Chief Executive Officer

Date: August 14, 2002	By:	/s/Brian D. Niebur Brian D. Niebur Chief Financial Officer (Principal Accounting Officer)