Form 10-Q
period 2002-09-30
ENTRX CORP
filed 2002-11-08
CIK 13547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     As of November 1, 2002, the registrant had 7,577,015 shares outstanding of its Common Stock, $.10 par value.

ENTRX CORPORATION AND SUBSIDIARIES

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Consolidated Balance Sheets at September 30, 2002 (unaudited) and December 31, 2001 (audited)	1

Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and 2001 (unaudited)	2

Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001 (unaudited)	3

Notes to Consolidated Financial Statements (unaudited)	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	12

Item 6. Exhibits and Reports on Form 8-K	13

SIGNATURES AND CERTIFICATIONS	13

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2002	2001

	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$5,148,951	$13,133,311
Available-for-sale securities	454,600	—
Restricted cash	2,100,000	—
Accounts receivable, less allowance for doubtful accounts of $57,500 as of September 30, 2002 and December 31, 2001	2,132,933	1,853,290
Costs and estimated earnings in excess of billings on uncompleted contracts	280,470	154,601
Inventories	237,056	159,924
Prepaid expenses and other current assets	715,644	362,885
Receivables from related parties, net	—	537,794

Total current assets	11,069,654	16,201,805
Property, plant and equipment, net	2,463,161	428,652
Investment, at cost	1,000,000	1,000,000
Goodwill	387,897	—
Other assets	104,739	161,452

	$15,025,451	$17,791,909

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,474,292	$735,426
Accrued expenses	833,657	2,064,326
Billings in excess of costs and estimated earnings on uncompleted contracts	230,160	59,114
Current portion of long-term debt	84,549	84,749
Current portion of mortgage payable	72,539	—
Note payable to bank	996,002	1,000,000

Total current liabilities	3,691,199	3,943,615
Long-term debt, less current portion	185,872	156,692
Mortgage payable, less current portion	1,439,279	—

Total liabilities	5,316,350	4,100,307

Minority interest	267,430	—
Shareholders’ equity:
Preferred stock, par value $1.00 and $10 as of September 30, 2002 and December 31, 2001, respectively; 5,000,000 and 1,500,000 shares authorized as of September 30, 2002 and December 31, 2001, respectively; none issued	—	—
Common stock, par value $.10; 80,000,000 shares authorized; 7,674,015 and 7,552,015 issued and outstanding as of September 30, 2002, respectively and 7,448,015 issued and outstanding as of December 31, 2001	767,401	744,801
Additional paid-in capital	69,403,691	68,496,871
Less treasury stock at cost, 122,000 shares	(154,449)	—
Accumulated deficit	(59,909,830)	(54,295,549)
Accumulated other comprehensive loss	(76,512)	—
Officer’s receivable, net	(588,630)	(1,254,521)

	9,441,671	13,691,602

	$15,025,451	$17,791,909

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For Three Months Ended		For Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Revenue:
Contract revenues	$3,465,422	$3,295,841	$10,890,891	$14,399,351
Material sales	49,135	18,154	76,702	109,423
Other	—	—	—	11,449

Total revenue	3,514,557	3,313,995	10,967,593	14,520,223

Cost of revenue:
Contract costs and expenses	2,998,370	2,741,318	9,564,356	12,459,364
Cost of material sales	39,243	(12,156)	58,809	62,791

Total cost of revenue	3,037,613	2,729,162	9,623,165	12,522,155

Gross margin	476,944	584,833	1,344,428	1,998,068

Operating expenses:
Selling, general and administrative	831,132	562,809	2,880,974	1,975,558
Increase in allowance on officer’s receivable	745,000	—	745,000	—
Restructuring charges	—	—	3,475,000	—

Total operating expenses	1,576,132	562,809	7,100,974	1,975,558

Operating profit (loss)	(1,099,188)	22,024	(5,756,546)	22,510

Interest income	79,321	6,843	222,050	11,034
Interest expense	(35,665)	(26,474)	(83,674)	(112,615)
Other income (expense), net	—	—	3,112	—
Minority interest in net loss	537	—	777	—

Income (loss) from continuing operations	(1,054,995)	2,393	(5,614,281)	(79,071)
Loss from discontinued operations	—	(130,159)	—	(401,967)

Net loss	(1,054,995)	(127,766)	(5,614,281)	(481,038)

Other comprehensive loss:
Unrealized loss on available-for-sale securities	(76,512)	—	(76,512)	—

Comprehensive loss	($1,131,507)	($127,766)	($5,690,793)	($481,038)

Weighted average number of common shares— basic and diluted	7,645,830	7,448,015	7,628,092	7,084,676

Earnings (loss) per share of common stock, continuing operations—basic and diluted	($.14)	$.00	($.74)	($.01)

Loss per share of common stock, discontinued operations—basic and diluted	$—	($.02)	$—	($.06)

Loss per share of common stock—basic and diluted	($.14)	($.02)	($.74)	($.07)

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2002	2001

	(Unaudited)
Cash flows from operating activities:
Net loss	$(5,614,281)	$(481,038)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest in net loss of consolidated subsidiary	(777)	—
Loss from discontinued operations	—	401,967
Depreciation and amortization	92,743	95,307
Loss on disposal of property, plant and equipment	11,211	1,592
Issuance of common stock for interest	—	13,813
Forgiveness of related party receivable related to restructuring	537,794	—
Stock option compensation related to restructuring	348,600	—
Common stock issued related to restructuring	580,820	—
Allowance on officer’s receivable	745,000	—
Interest income recorded on officer’s receivable	(79,109)	—
Changes in operating assets and liabilities:
Restricted cash	(2,100,000)	—
Accounts receivable	(279,643)	2,069,672
Costs and estimated earnings in excess of billings on uncompleted contracts	(125,869)	23,615
Inventories	(77,132)	(48,414)
Prepaid expenses and other current assets	(352,759)	(188,694)
Receivables from related parties	—	(23,125)
Other assets	56,713	1,454
Accounts payable and accrued expenses	(611,493)	(1,071,180)
Billings in excess of costs and estimated earnings on uncompleted contracts	171,046	30,608

Net cash (used in) provided by continuing operations	(6,697,136)	825,577
Net cash used in discontinued operations	—	(366,416)

Net cash (used in) provided by operating activities	(6,697,136)	459,161

Cash flows from investing activities:
Capital expenditures	(2,138,463)	(137,657)
Purchases of available-for-sale securities	(531,112)	—
Proceeds from sale of assets	—	1,500

Net cash used in investing activities	(2,669,575)	(136,157)

Cash flows from financing activities:
Proceeds from long-term borrowings	105,003	1,202,438
Proceeds from mortgage payable	1,535,000	—
Payments on note payable to bank	(3,998)	—
Payments on long-term borrowings	(76,023)	(1,154,934)
Payments on mortgage payable	(23,182)	—
Purchase of treasury stock	(154,449)	—
Proceeds from sale of stock and warrants	—	600,000

Net cash provided by financing activities	1,382,351	647,504

(Decrease) increase in cash and cash equivalents	(7,984,360)	970,508
Cash and cash equivalents at beginning of period	13,133,311	354,345

Cash and cash equivalents at end of period	$5,148,951	$1,324,853

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2002 and 2001
(Unaudited)

1.     The accompanying unaudited consolidated financial statements of Entrx Corporation and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management all adjustments, consisting of normal recurring items, necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

4.     The loss per share amounts for the three and nine months ended September 30, 2002 and September 30, 2001 were computed by dividing the net loss by the weighted average shares outstanding during the applicable period. Dilutive common equivalent shares have not been included in the computation of diluted loss per share because their inclusion would be antidilutive. Antidilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic and diluted loss per share in subsequent periods.

     All stock options and warrants were anti-dilutive as of September 30, 2002 and 2001.

5.     On December 10, 2001 the Company issued a $1,250,000, 6%, non-recourse secured note to Blake Capital Partners, LLC (“Blake”), an entity controlled 100% by Wayne Mills. On February 14, 2002 Mr. Mills became President and CEO of the Company. The note is collateralized by 500,000 shares of the Company’s common stock, owned by Blake and Mr. Mills. The principal and interest was due June 10, 2002. Blake had the right to extend the maturity date of this note for a period of 90 days, and on June 10, 2002 exercised that right. During the 90-day extension period and beyond, simple interest shall be payable at 12% per annum. As of September 30, 2002, the market value of the common stock held as collateral was $505,000, $745,000 less than the face amount of the note. The note was not repaid on the extended due date of September 8, 2002. The Company recorded a $745,000 allowance to record the face amount of the note at the value of the underlying collateral on September 30, 2002. The carrying value will continue to fluctuate as the market value of the common stock of the Company held as collateral changes.

     It is the Company’s policy to recognize interest income on notes receivable as long as the Company deems the note to be collectible.

6.     On May 29, 2002, the Company acquired 145,000,000 shares of common stock, constituting approximately 90% of the outstanding shares of Surg II, Inc. (“Surg II”) for $3,000,000 invested into Surg II, and on September 25, 2002 acquired an additional 14,285,714 shares by investing an additional $300,000 into Surg II. Goodwill from these transactions was 387,994 which is not deductible for tax purposes. Surg II recently sold all of its assets and discontinued its former business of manufacturing and marketing medical products. The Company plans to use Surg II for the acquisition of a yet uncommitted business enterprise. The common stock of Surg II is traded on the NASDAQ Bulletin Board under the symbol SURG. (See Note 12)

7.     In May 2002, the Company purchased the facilities in Anaheim, California, housing the industrial insulation services operations. The purchase price was $2,047,000. The Company obtained a $1,535,000 mortgage on the building from Community Bank that matures on May 1, 2017 and bears interest at a floating rate based upon the bank’s reference rate plus .25%.

8.     On September 27, 2002, the Company purchased a certificate of deposit (CD) for $2,100,000. This CD is being used as collateral for a letter of credit issued by Community Bank to a customer of the Company’s subsidiary Metalclad Insulation Corporation, as a substitute for a bond to secure a project engaged in by that subsidiary. The letter of credit and CD both mature on July 1, 2003. The CD cannot be redeemed until the letter of credit has matured or been cancelled and therefore the CD has been classified as restricted cash.

9.     The Company classified all equity securities, which are not cash equivalents, as available-for-sale securities. Available-for-sale securities were reported at fair value with all unrealized gains or losses included in other comprehensive income. The fair value of the securities was determined by quoted market prices of the underlying security.

10.     On July 31, 2002, the Board of Directors authorized a stock repurchase program under which the Company is authorized to repurchase up to 500,000 shares of its common stock in the open market. Through September 30, 2002, the Company repurchased 122,000 common shares for an aggregate price of approximately $154,000, excluding commissions or other expenses associated with the repurchase.

11.     Supplemental disclosures of cash flow information:

     Cash paid for interest was $83,674 and $261,200 for the nine months ended September 30, 2002 and 2001, respectively.

     Disclosure of non-cash investing and financing activities:

     During the nine months ended September 30, 2001, the Company converted approximately $324,000 of convertible subordinated debentures, principal and interest into 266,900 shares of common stock.

As part of the purchase of Surg II, Inc. the Company has goodwill of $387,897 and minority interest of $267,430.

12.     Subsequent Events:

     The 159,285,714 shares of no par value common stock of Surg II owned by the Company became 3,982,142 shares of $0.01 par value common stock as of the close of business on October 4, 2002, as the result of a one for 40 reverse stock split of Surg II’s common stock.

     On October 22, 2002, the Company spun-off 3,791,576 shares of Surg II to its shareholders as a dividend. Each shareholder of record as of October 11, 2002 received one share of Surg II, Inc. common stock for every two shares of Entrx Corporation common stock held. The Company still owns 190,566 shares of Surg II common stock.

     The pro-forma consolidated balance sheet to reflect this dividend as if it occurred on September 30, 2002 is as follows:

ENTRX CORPORATION AND SUBSIDIARIES
PRO-FORMA CONSOLIDATED BALANCE SHEET

September 30,
2002

ASSETS
Current assets:
Cash and cash equivalents	$1,950,270
Available-for-sale securities	645,166
Restricted cash	2,100,000
Accounts receivable, net	2,132,933
Other current assets	1,219,670

Total current assets	8,048,039
Property, plant and equipment, net	2,463,161
Investment, at cost	1,000,000
Other assets	104,739

$11,615,939

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$3,650,626
Long-term debt, less current portion	185,872
Mortgage payable, less current portion	1,439,279

Total liabilities	5,275,777

Shareholders’ equity:
Common stock	767,401
Additional paid-in capital	69,403,691
Less treasury stock at cost	(154,449)
Accumulated deficit	(63,011,339)
Accumulated other comprehensive loss	(76,512)
Officer’s receivable, net	(588,630)

6,340,162

$11,615,939

     Information as of December 31, 2001 would remain the same since the acquisition and dividend of Surg II both occurred during 2002.

     The pro-forma consolidated statements of operations to reflect this dividend as if it occurred on May 31, 2002 is as follows:

ENTRX CORPORATION AND SUBSIDIARIES
PRO-FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Nine Months Ended

	September 30,	September 30,
	2002	2002

Total revenue	$3,514,557	$10,967,593
Total cost of revenue	3,037,613	9,623,165

Gross margin	476,944	1,344,428
Total operating expenses	1,552,625	7,068,781

Operating profit (loss)	(1,075,681)	(5,724,353)
Other income (expense), net	26,237	117,997

Net loss	$(1,049,444)	$(5,606,356)

Weighted average number of common shares— basic and diluted	7,645,830	7,628,092

Loss per share of common stock—basic and diluted	($.14)	($.74)

     Information for the periods ended September 30, 2001 would remain the same since the acquisition and dividend of Surg II both occurred during 2002.

     On November 4, 2002 the Company entered an agreement whereby it will lend up to $2.5 million to Zamba Corporation (Zamba) in the form of a collateralized convertible note. The loan will be collateralized with shares of NextNet Wireless, Inc. stock owned by Zamba. The loan is not repayable in cash, but at Entrx’s option, may be repaid either by conversion at any time into shares of Zamba’s NextNet Wireless Series A Preferred stock, or if and when fully funded, by conversion into 25% of Zamba’s common stock outstanding prior to the conversion. Additionally, depending upon the level of funding and other factors, Entrx will have the option to purchase up to an additional 750,000 common equivalent shares of NextNet Wireless stock from Zamba. The note matures on March 31, 2003.

     Of the $2.5 million, $1.0 million was delivered to Zamba upon closing. If Zamba achieves certain agreed-upon milestones on December 15, 2002, and February 15, 2003, the remaining $1.5 million may be delivered to Zamba in two equal installments on those dates.

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

Results of Operations: Three and Nine Months Ended September 30, 2002 and 2001

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

Revenue

     Total revenue for the three months ended September 30, 2002 was $3,515,000 as compared to $3,314,000 for the comparable period ended September 30, 2001, an increase of 6%, as a result of an increase in contract revenue. For the nine months ended September 30, 2002, total revenue was $10,968,000 as compared to $14,520,000 for the nine months ended September 30, 2001. This decrease was primarily due to fires at two of the Company’s customer sites that generated incremental revenue in the nine months ended September 30, 2001 and also due to the general economic slowdown in 2002. Material sales revenue, which is immaterial to overall revenue, was $49,000 and $77,000 for the three and nine months ended September 30, 2002, respectively, as compared to $18,000 and $109,000 for the three and nine months ended September 30, 2001, respectively. In the future, the Company intends to expand its material sales efforts and expects this area to contribute a greater percentage to the Company’s overall revenue.

Cost of Revenue and Gross Margin

     Total cost of revenue was $3,038,000 for the three months ended September 30, 2002 as compared to $2,729,000 for the three months ended September 30, 2001, an increase of 11% primarily related to the increase in revenue. For the nine months ended September 30, 2002, total cost of revenue was $9,623,000 as compared to $12,522,000 for the comparable period in 2001, a decrease of 23%. This decrease was primarily the result of the Company’s decrease in revenue for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. The gross margin percentage was approximately 13.6% and 12.3% for the three and nine months ended September 30, 2002 as compared to 17.6% and 13.8% for the three and nine months ended September 30, 2001.

Selling, General and Administrative

     Selling, general and administrative expenses for the three months ended September 30, 2002 were $831,000 as compared to $563,000 for the comparable period ended September 30, 2001, an increase of 48%. The increase is primarily the result of an increase in legal fees and insurance expense partially offset by a decrease in compensation expense. For the nine months ended September 30, 2002 selling, general and administrative expenses were $2,881,000 as compared to $1,976,000 for the nine months ended September 30, 2001, an increase of 46%. The increase for the nine months ended September 30, 2002, was primarily related to increases in legal fees, insurance expense, board fees (primarily for the period prior to February 14, 2002) and accounting fees. The nine months ended September 30, 2002 also include a charge of $129,000 for a judgment and expenses related to a lawsuit initiated under the prior management. These increases were partially offset by a decrease in compensation and related expenses.

Other Expense

     For the three and nine months ended September 30, 2002, the Company recorded an allowance of $745,000 related to a loan to a corporate officer. The Company adjusted the carrying value of the note to the market value of the 500,000 shares of the Company’s common stock held as collateral as of September 30, 2002. The carrying value will continue to fluctuate as the market value of the common stock of the Company held as collateral changes.

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

Interest Income and Expense

     Net interest income for the three months ended September 30, 2002 was $44,000 as compared to net interest expense of $20,000 for the three months ended September 30, 2001. For the nine months ended September 30, 2002 net interest income was $138,000 compared with net interest expense of $102,000 for the comparable period in 2001. These changes were primarily due to a higher average cash and cash equivalent balance for the three and nine months ended September 30, 2002 as compared to September 30, 2001 and to an interest-bearing loan to a corporate officer outstanding during the three and nine months ended September 30, 2002.

Discontinued Operations

     For the three and nine months ended September 30, 2001, $130,000 and $402,000, respectively, in fees for the continuing costs of the NAFTA proceedings was expensed to discontinued operations. The Company does not anticipate that there will be any future costs associated with its discontinued operations.

Net Loss

     The Company experienced a net loss of $1,055,000 (or a loss of $0.14 per share) for the three months ended September 30, 2002, as compared to net loss of $128,000 (or a loss of $0.02 per share) for the comparable period ended September 30, 2001. The Company experienced a net loss of $5,614,000 (or a loss of $0.74 per share) for the nine months ended September 30, 2002, as compared to net loss of $481,000 (or a loss of $0.07 per share) for the comparable period ended September 30, 2001. The net loss from continuing operations was $1,055,000 and $5,614,000, for the three and nine months ended September 30, 2002, respectively, primarily related to the non-cash charge for the loan to the corporate officer and, for the nine months ended September 30, 2002, due to the restructuring charges. These net losses compared with net income from continuing operations of $2,000 and net loss from continuing operations of $79,000, respectively, for the comparable periods ended September 30, 2001. Without the restructuring charges the Company would have lost $2,139,000 from continuing operations in the nine months ended September 30, 2002.

Liquidity and Capital Resources

     As of September 30, 2002, the Company had $5,149,000 in cash and cash equivalents $455,000 in available-for-sale securities and $2,100,000 in restricted cash. The Company had working capital of $7,378,000. The Company has a line of credit agreement with a bank for $1,000,000 which matures on May 1, 2003. Borrowings under the agreement are limited to the lower of $1,000,000 or the Company’s borrowing base, which consists of a specified percentage of certain accounts receivable. As of September 30, 2002, the Company had a balance of $996,000 outstanding on this line of credit.

     Cash used in continuing operations was $6,697,000 for the nine months ended September 30, 2002 compared with cash provided by continuing operations of $826,000 for the nine months ended September 30, 2001. For the nine months ended September 30, 2002 the negative cash flow from continuing operations was primarily the result of funding operating losses principally due to the Company’s restructuring and the use of cash as collateral for a letter of credit related to a bonded project at the Company’s subsidiary, Metalclad Insulation Corporation. In addition the company used cash to decrease its accounts payable and accrued expenses and increase its accounts receivable and prepaid expenses. These uses were partially offset by non-cash expenses for stock based compensation, the adjustment of the carrying value of the loan to a corporate officer and the forgiveness of the loan to Mr. Kesler. For the nine months ended September 30, 2001 the positive cash flow from continuing operations was primarily the result of the collection of accounts receivable offset by a decrease in accounts payable and accrued expenses.

     Cash used in discontinued operations was $366,000 for the nine months ended September 30, 2001, primarily for legal fees related to the Company’s NAFTA claim against the Mexican government.

     Net investing activities used $2,670,000 and $136,000 of cash in the nine months ended September 30, 2002 and 2001, respectively, for capital expenditures, primarily at the Company’s subsidiary, Metalclad Insulation Corporation (“Metalclad Insulation”) and for the purchase of available-for-sale securities. For the nine months ended September 30, 2002, $2,047,000 of the investing activity related to the purchase of the building housing Metalclad Insulation.

     Cash provided by financing activities totaled $1,382,000 for the nine months ended September 30, 2002 compared with cash provided by financing activities of $648,000 for the comparable period in 2001. The Company obtained a mortgage to purchase the building housing Metalclad Insulation that provided $1,535,000 of cash in the nine months ended September 30, 2002. Long-term borrowing provided net cash of $29,000. For the nine months ended September 30, 2002, the Company used $155,000 of cash in a buy-back of its common stock. A private placement of the Company’s common stock and warrants provided $600,000 of cash flow during the nine months ended September 30, 2001 and long-term borrowings provided a net of $48,000 of cash. In 2001, $1,255,000 of cash was loaned to a then principal shareholder, of the Company under a note secured by 500,000 shares of the Company’s stock. The note was not repaid on the extended due date of September 8, 2002. As of September 30, 2002, the market value of the common stock held as collateral was $505,000, $745,000 less than the face amount of the note. The Company recorded a $745,000 allowance to record the face amount of the note at the value of the underlying collateral on September 30, 2002. The carrying value will continue to fluctuate as the market value of the common stock of the Company held as collateral changes. The Company has continued to accrue interest on the note at 12% per annum. In September 2001 the Company obtained an accounts receivable revolving line of credit, with a maturity date of July 1, 2002, that provided $1,000,000 of cash flow. The maturity date of the line of credit has been extended to May 1, 2003.

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

     On May 31, 2002, the Company acquired 145,000,000 shares of common stock, constituting approximately 90% of the outstanding shares of Surg II, Inc. (“Surg II”) for $3,000,000 invested into Surg II and on September 25, 2002 acquired an additional 14,285,714 shares by investing an additional $300,000 into Surg II. Prior to the investment of $3,000,000, Surg II sold all of its assets and discontinued its former business of manufacturing and marketing medical products. The Company plans to use Surg II for the acquisition of a yet uncommitted business enterprise. The common stock of Surg II is traded on the NASDAQ Bulletin Board under the symbol SURG.

     The 159,285,714 shares of no par value common stock owned by the Company became 3,982,142 shares of $0.01 par value common stock as of the close of business on October 4, 2002, as the result of a one for 40 reverse stock split.

     On October 22, 2002, the Company spun-off 3,791,576 shares of Surg II to its shareholders as a dividend. Each shareholder of record as of the close of business on October 11, 2002 received one share of Surg II, Inc. common stock for every two shares of Entrx Corporation common stock held. The Company still owns 190,566 shares of Surg II common stock.

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

Recently Issued Accounting Pronouncements

     In October 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 147, “Acquisitions of Certain Financial Institutions.” SFAS No. 147 is effective October 1, 2002. The Company believes the adoption of SFAS No. 147 will not have a material effect on the Company’s consolidated financial position or results of operations.

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

     None

Item 3 Defaults Upon Senior Securities

     Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

	99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K

     On July 16, 2002 the Company filed a form 8-K disclosing the acquisition of approximately 90% of Surg II.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTRX CORPORATION

Date: November 8, 2002	By:	/s/ Wayne W. Mills
Wayne W. Mills
Chief Executive Officer

Date: November 8, 2002	By:	/s/ Brian D. Niebur
Brian D. Niebur
Chief Financial Officer
(Principal Accounting Officer)

CERTIFICATIONS

I, Wayne W. Mills, certify that:

1.     I have reviewed this quarterly report on 10-Q of Entrx Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”) and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 8, 2002	/s/ Wayne W. Mills

By: Wayne W. Mills
President and Chief Executive Officer

I, Brian D. Niebur, certify that:

1.     I have reviewed this quarterly report on 10-Q of Entrx Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”) and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 8, 2002	/s/ Brian D. Niebur

By: Brian D. Niebur
Chief Financial Officer