Form 10-Q/A
period 2002-09-30
ENTRX CORP
filed 2002-11-21
CIK 13547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1

(Mark One)

( X )	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 0-2000

ENTRX CORPORATION (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-2368719 (I.R.S. Employer Identification No.)

800 Nicollet Mall, Suite 2690, Minneapolis, MN (Address of Principal Executive Office)	55402 (Zip Code)

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

EXPLANATORY NOTE
PART I
Item 4. Disclosure Controls and Procedures
SIGNATURES
CERTIFICATIONS
EX-99.1 Certification of Chief Executive Officer
EX-99.2 Certification of Chief Financial Officer

EXPLANATORY NOTE

     This Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the “Report”) is being filed solely to include Item 4 of Part I, which was inadvertently omitted from the original filing of the Report.

     This Form 10-Q/A constitutes Amendment No. 1 to the Report.

PART I

Item 4. Disclosure Controls and Procedures

     Within 90 days prior to the date of the Report, we carried out an evaluation, under the supervision and with the participation of our chief executive and chief financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to such evaluation.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTRX CORPORATION

Date:	November 21, 2002	By:	/s/ Wayne W. Mills Wayne W. Mills Chief Executive Officer

Date:	November 21, 2002	By:	/s/ Brian D. Niebur Brian D. Niebur Chief Financial Officer (Principal Accounting Officer)

CERTIFICATIONS

I, Wayne W. Mills, certify that:

1.     I have reviewed this quarterly report on 10-Q of Entrx Corporation, as amended by Amendment No. 1;

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

Date:	November 21, 2002	/s/ Wayne W. Mills By: Wayne W. Mills President and Chief Executive Officer

I, Brian D. Niebur, certify that:

1.     I have reviewed this quarterly report on 10-Q of Entrx Corporation, as amended by Amendment No. 1;

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

Date:	November 21, 2002	/s/ Brian D. Niebur By: Brian D. Niebur Chief Financial Officer