Form 10-K
period 2002-12-31
ENTRX CORP
filed 2003-03-25
CIK 13547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2002

Commission File Number 0-2000

ENTRX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-2368719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID No.)

800 Nicollet Mall, Suite 2690
Minneapolis, Minnesota	55402
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code (612) 333-0614

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock — $.10 Par Value
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     The aggregate market value of the Common Stock held by non-affiliates of the registrant on March 4, 2003 was approximately $2,756,845, based upon the average of the bid and asked prices of the Common Stock, as reported on The Nasdaq Stock Market®.

     The number of shares of the Common Stock of the registrant outstanding as of March 7, 2003 was 7,504,215.

     Documents incorporated by reference:

     Portions of the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2003 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

PART I
PART II
Equity Compensation Plan Information
Year Ended December 31, 2002 Compared to Year Ended December 31, 2001.
Year Ended December 31, 2001 Compared to Year Ended December 31, 2000.
PART III
PART IV
SIGNATURES
CERTIFICATIONS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS’ REPORT
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Independent Auditors’ Report on Supplementary Information
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
EX-3.2 Certificate of Amendment
EX-4.1 Form of Certificate for Common Stock
EX-10.19 Stock Purchase Agreement
EX-10.20 Loan Agreement between Zamba Corporation
EX-10.21 Amendment No. 1 to Loan Agreement
EX-21 List of Subsidiaries of the Registrant
EX-99.1 CEO Certification Pursuant to 18 Sec 1350
EX-99.2 CFO Certification Pursuant to 18 Sec 1350

All statements, other than statements of historical fact, included in this Form 10-K, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Entrx Corporation, (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-K. Such potential risks and uncertainties include, without limitation, potential reversion of liability for the companies sold in Mexico; competitive pricing and other pressures from other businesses in the Company’s markets; adequacy of insurance, including the adequacy of insurance to cover potential future asbestos-related injury claims; economic conditions generally and in the Company’s primary markets; availability of capital; the adequacy of its cash and cash equivalents; the expansion of material sales; cost of labor and other risk factors detailed herein and in other of the Company’s filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this Form 10-K and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements.

PART I

ITEM 1. BUSINESS

Principal Offices.

     The Company’s principal executive offices are located at 800 Nicollet Mall, Suite 2690, Minneapolis, Minnesota 55402. The Company’s telephone number is (612) 333-0614.

General Development of Business

     Corporate Structure. The Company, incorporated originally in 1947 as an Arizona corporation, was reincorporated in Delaware on November 24, 1993. In addition to the parent company, the Company conducts its business through three wholly owned subsidiaries: Metalclad Insulation Corporation (“MIC”), a California corporation, Eco-Metalclad (“Eco-MTLC”), a Utah corporation and Metalclad Environmental Contractors (“MEC”), a California corporation. As of December 31, 2001, both Eco-MTLC and MEC became inactive. On May 31, 2002, the Company acquired 3,625,000 shares of common stock, constituting approximately 90% of the outstanding shares, of Surg II, Inc. (“Surg II”) (Nasdaq: SURG), and on September 25, 2002 acquired an additional 357,142 shares. On October 22, 2002, the Company distributed 3,791,576 shares of Surg II to its shareholders as a dividend. The Company still owns 190,566 shares of Surg II common stock.

     In the past, the Company conducted business in Mexico in three wholly owned subsidiaries, which as of December 31, 2001 became inactive: Ecosistemas del Potosi, S.A. de C.V. (“ECOPSA”), Consultoria Ambiental Total, S.A. de CV. (“CATSA”) and Confinamiento Tecnico de Residues Industriales, S.A. de C.V. (“COTERIN”).

     Unless otherwise indicated, the term “Company” refers to Entrx Corporation, formerly Metalclad Corporation, and, where appropriate, its United States and Mexican subsidiaries.

     On December 20, 2001, Mr. Wayne Mills filed Form 13D/A with the Securities and Exchange Commission, indicating his intent to seek a change in management and the Board of the Company. Mr. Mills indicated that, absent a cooperative solution, he would seek shareholder consents to replace the entire Board. It was management’s decision that the shareholders would benefit by not involving the Company in a proxy contest. Consequently, on February 13, 2002, Grant S. Kesler, Anthony C. Dabbene and Bruce H. Haglund resigned as members of the Board of Directors of the Company. The remaining three members of the Board of Directors elected Messrs. Wayne W. Mills, Kenneth W. Brimmer, Gary W. Copperud and Joseph M. Senser to fill an existing vacancy on the Board of Directors and the vacancies created by the resignations of Messrs. Kesler, Dabbene and Haglund. In addition, Messrs. Kesler and Dabbene resigned as officers of the Company, and Mr. Mills was elected President and Chief Executive Officer and Brian D. Niebur was elected Treasurer and Chief Financial Officer.

     Business. For over 30 years, the Company has been providing insulation and asbestos abatement services, primarily on the West Coast. Through MIC, the Company provides these services to a wide range of industrial, commercial and public agency clients. Insulation services include the installation of high- and low-temperature insulation on pipe, ducts, furnaces, boilers, and other types of industrial equipment and commercial applications. Asbestos abatement services include removal and disposal of asbestos-containing products in similar applications. The Company fabricates specialty items for the insulation industry, and sells insulation material and accessories incident to its services business to its customers as well as to other contractors. A diverse list of clientele includes refineries, utilities, chemical/petrochemical plants, manufacturing facilities, commercial properties, office buildings and various governmental facilities.

Narrative Description of Business

Insulation Contracting Services

     Background. The Company’s insulation contracting services include the installation of high- and low-temperature insulation on pipe, ducts, furnaces, boilers, and various other types of equipment. Insulation services are provided for new construction and maintenance of existing facilities. The Company is a licensed general contractor and typically provides project management, labor, tools, equipment and materials necessary to complete the installation.

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

     The Company’s insulation contracting business has historically included, among other things, maintenance, removal, repair, and re-installation of insulation on existing facilities and equipment. These activities included asbestos removal services in most cases in which the insulation at such facilities has included asbestos-containing material (“ACM”).

     The Company removes all forms of ACM after first treating the asbestos with water and a wetting agent to minimize fiber release. Dry removal is conducted in special cases where wetting is not feasible, provided Environmental Protection Agency (“EPA”) approval is obtained. The Company’s workers also remove pipe insulation by cutting the wrapping into sections in an enclosed containment area or utilizing special “glovebags” which provide containment around the section of pipe insulation being removed. In some instances, the Company performs asbestos removal and provides related re-insulation contracting services, including insulation material sales; in other cases, the Company performs only asbestos removal services

     Insulation Contracts. The Company obtains contracts, which ordinarily fall within one of the types set forth below, on the basis of either competitive bids or direct negotiations:

     Cost-plus. These contracts, sometimes referred to as “time and materials” contracts, generally provide for reimbursement of costs incurred by the Company and the payment of a fee equal to a percentage of the cost of construction. They generally provide for monthly payments covering both reimbursement for costs incurred to date and a portion of the fee based upon the amount of work performed and are customarily not subject to retention of fees or costs.

     Fixed-price. These contracts generally require the Company to perform all work for an agreed upon price, often by a specified date. Such contracts usually provide for increases in the contract price if the Company’s construction costs increase due to changes in or delays of the project initiated or caused by the customer or owner or by escalating project labor rates. However, absent causes resulting in increases in contract prices, the Company takes certain risks associated with its fixed prices. Under these types of contracts the Company receives periodic payments based on the work performed to date, less certain retentions. The amounts retained are held by the customer pending either satisfactory completion of the Company’s work or in some cases, satisfactory completion of the entire project.

     In accordance with industry practice, most of the Company’s contracts are subject to termination or modification by the customer, with provision for the recovery of costs incurred and the payment to the Company of a proportionate part of its fees, in the case of a cost-plus contract, and overhead and profit, in the case of a fixed price contract. At various times, contracts that the Company has with its customers have been terminated or modified. However, such termination or modification occurs in the regular course of the Company’s business due to changes in the work to be performed as determined by the customer. No single termination or modification has had or is expected to have a material adverse impact on the Company’s business.

     Operations and Employee Safety. All contract work is performed by trained Company personnel and supervised by project managers trained and experienced in construction and asbestos abatement. Each employee involved in asbestos abatement must complete a general training and safety program conducted by the Company. Training topics include approved work procedures, instruction on protective equipment and personal safety, dangers of asbestos, methods for controlling friable asbestos and asbestos transportation and handling procedures. In addition, all full-time employees engaged in asbestos abatement activities are required to attend a minimum four-day course approved by the EPA and the Occupational Safety and Health Administration (“OSHA”), and all supervisors of abatement projects are required to attend an eight-hour first aid/CPR/safety course and an eight-hour EPA/AHERA refresher course annually. One of the Company’s full-time salaried employees and 22 hourly employees have been trained and certified as “competent individuals” under EPA regulations relating to the training of asbestos abatement workers. All employees are issued detailed training materials and the Company typically conducts a job safety analysis in the job bidding stage.

     The Company requires the use of protective equipment and sponsors periodic medical examination of all field employees. During removal procedures, ACM is generally wetted to minimize fiber release and filtration devices are used to reduce contamination levels. Air monitoring to determine asbestos fiber contamination levels is conducted on all abatement projects involving the removal of friable asbestos. The Company has a comprehensive policy and procedure manual that covers all activities of an asbestos abatement project and the specific responsibilities and implementation of Company procedures and policies to be followed on each project. The manual is reviewed periodically by management and updated to insure compliance with federal, state, and local regulations, to include information from in-house project review findings, and to include updated information regarding industry practices. To separate its responsibilities and to limit liability, the Company utilizes third party, unaffiliated laboratories for asbestos sampling analysis and licensed independent waste haulers for the transportation and disposal of asbestos waste from its projects.

     Materials and Supplies. The Company purchases its insulating and asbestos abatement materials and supplies from a number of national manufacturers and the Company is not dependent on any one source for these materials and accessories used in its insulation services and asbestos abatement business.

Material Sales

     The emphasis in this area is primarily to provide insulation material direct to other insulation contractors and to warehouse and supply material for projects where other Company services are provided. The warehoused material is based on economics of bulk purchases of the most commonly used products.

Marketing and Sales

     Insulation Contracting Services. The Company currently obtains most of its insulation contracting business from existing customers and referrals by customers, engineers, architects, and construction firms. Additional business is obtained by referrals obtained through labor, industry, and trade association affiliations.

     Projects are also awarded through competitive bidding, although major companies frequently rely on selected bidders chosen by them based on a variety of criteria such as adequate capitalization, bonding capability, insurance carried, and experience. The Company is frequently invited in this manner to bid on projects and obtains a significant amount of its contracts through the competitive bidding process. The Company believes that its bids are competitively priced and anticipates that in the future its bids will continue to be competitively priced compared with bids submitted by others.

     The Company’s marketing and sales effort emphasizes its experience, reputation for timely performance, and knowledge of the insulation and asbestos abatement industry. The Company is a member of the Western Insulation Contractors Association, the National Insulation Contractors Association, and various local business associations.

     Curtom-Metalclad Joint Venture. In 1989, the Company entered into a joint venture with a minority service firm, which qualifies for preferential contract bidding because of minority status. The Company owns a 49% interest in the joint venture. The joint venture, known as “Curtom-Metalclad,” submits bids for insulation and asbestos abatement services. When contracts are obtained by the joint venture, the Company performs the work specified in the contract as a subcontractor to the joint venture. The Company also receives an interest in 49% of the profits or losses of the joint venture. Sales for the year ended December 31, 2002 to Curtom-Metalclad were approximately $6,384,000 or 42.5% of revenue. While the revenues and gross profit of Curtom-Metalclad are significant to the Company, the assets, liabilities and earnings of that joint venture are insignificant, and not material to the Company. The termination of the Curtom-Metalclad joint venture could have a material adverse affect on the Company due to loss of revenues.

     Customers. The Company’s insulation customers generally fall into two categories, industrial or commercial. The industrial customers are predominately public utilities (power, natural gas and water/water treatment), major oil companies for oil refineries and petrochemical plants, chemical and food processors, other heavy manufacturers, and engineering/construction companies. The commercial customers are primarily government installations, schools, hospitals, institutions, an array of manufacturing/commercial facilities, and the general or mechanical construction contractors. During 2002, the Company earned a significant portion of its revenues from Southern California Edison Company (37.2%) (through Curtom-Metalclad), Kiewit Industrial Corporation (13.1%) and Equilon Enterprises LLC (10.5%). The Company anticipates that a significant portion of its revenues in 2003 will continue to be from work performed for these customers. (See Note 18 to the Financial Statements.)

     Competition. Competition in the insulation contracting services business is intense and is expected to remain intense in the foreseeable future. Competition includes a few national and regional companies that provide integrated services and many regional and local companies that provide insulation and asbestos abatement specialty contracting services. Most of the national and regional competitors providing integrated services are well established and have substantially greater marketing, financial, and technological resources than the Company. The regional and local specialty contracting companies, which compete with the Company, either provide one service or they provide integrated services by subcontracting part of their services to other companies. The Company believes that the primary competitive factors for its services are price, technical performance, and reliability. The Company obtains a significant number of its insulation service contracts through the competitive bidding process. The Company believes that its bids are competitively priced and anticipates that in the future its bids will continue to be competitively priced compared with bids submitted by others.

     Backlog. The Company’s backlog for insulation services at December 31, 2002 and December 31, 2001 was $5,848,000 and $10,450,000, respectively. The backlog has been reduced due to continuing work on existing contracts including a major asbestos abatement project at the San Onofre Nuclear Plant and a utility pole abatement project for Southern California Edison Company. Backlog is calculated in terms of estimated revenues on fixed-price and cost-plus projects in progress or for which contracts have been executed. The Company believes that backlog as of any date is not necessarily indicative of future revenues. The Company estimates that its entire backlog as of December 31, 2002 will be completed during the next eighteen months. The majority of the Company’s present business is on cost-plus contracts for which backlog is estimated. The Company fulfills product and supply orders promptly, and there is no backlog in the material sales business.

Insurance and Bonding.

     The Company’s combined general liability and contractor pollution insurance policy provides base coverage of $1,000,000 per occurrence and excess liability coverage of $10,000,000.

     Prior to 1975, the Company was engaged in the sale and installation of asbestos related insulation materials, and has been the subject of numerous claims of personal injury allegedly related to asbestos exposure. Many of these claims are now being brought by the children and close relatives of persons who have died, allegedly as a result of the direct or indirect exposure to asbestos.

     The number of asbestos related claims which have been initiated naming the Company as a defendant have increased from 254 in 1999, to 527 in 2000 and 685 in 2001, but slightly decreased to 583 in 2002. The sympathies of juries, the aggressiveness of the plaintiff’s bar, and the declining defendant base as a result of business failures, has also led to a trend of larger payments and settlements per claim. As of December 31, 2002, there were approximately 660 of such claims pending, down from 700 at the end of 2001.

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

     While the Company’s current insulation and asbestos abatement services customers generally do not require performance bonds, an increasing number of customers have requested such bonds. Due to changes in the bonding industry, the Company had difficulty obtaining performance bonds for two large projects in 2002. The Company satisfied the bonding requirements on one of these projects by obtaining a standby letter of credit payable to the customer and collateralized by cash. The other project’s bonding requirement was satisfied by supplying the customer with a deposit of cash to guarantee the Company’s performance on the project. While the changes in the bonding industry have made it more difficult to obtain performance bonds, the Company believes that its current bonding arrangements are adequate for the Company’s anticipated future needs.

Employees.

     As of December 31, 2002, the Company had two part-time salaried employees in its executive offices and 14 full-time salaried employees in its insulation business, for a total of 16 employees. These included three executive officers, project managers/estimators, purchasing, accounting, and office staff.

     As of December 31, 2002, the Company employed approximately 115 hourly employees for insulation contracting services, nearly all of whom are members of the International Association of Heat and Frost Insulators and Asbestos Workers (“AFL-CIO”). The Company is a party to agreements with various local chapters of various trade unions. The number of hourly employees employed by the Company fluctuates depending upon the number and size of projects that the Company has under construction at any particular time. It has been the Company’s experience that hourly employees are generally available for its projects, and the Company has continuously employed a number of them on various projects over an extended period of time. The Company considers its relations with its hourly employees and the unions representing them to be good, and has experienced no recent work stoppages due to strikes by such employees. Additionally, the trade union agreements the Company is a party to include no strike, no work stoppage provisions. Certain of these agreements expire in December of 2003 and August 2004.

Government Regulation

     Insulation Services and Material Sales Regulation. The Company, as a general contractor and insulation specialty contractor, is subject to regulation requiring it to obtain licenses from several state and municipal agencies. Other than licensing, the Company’s industrial insulation services and material sales business is not subject to material or significant regulation.

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

     OSHA has promulgated regulations specifying airborne asbestos fiber exposure standards for asbestos workers, engineering and administrative controls, workplace practices, and medical surveillance and worker protection requirements. OSHA’s construction standards require companies removing asbestos on construction sites to utilize specified control methods to limit employee exposure to airborne asbestos fibers, to conduct air monitoring, to provide decontamination units and to appropriately supervise operations. EPA regulations restrict the use of spray applied ACM and asbestos insulation, establish procedures for handling ACM during demolition and renovations, and prohibit visible emissions during removal, transportation and disposal of ACM.

     The Company believes that it is substantially in compliance with all regulations relating to its asbestos abatement operations, and currently has all material government permits, licenses, qualifications and approvals required for its operations.

ITEM 2. PROPERTIES

     The Company’s executive offices are located in Minneapolis, Minnesota, which consists of approximately 2,400 square feet leased at a current rate of $6,900 per month, on a month-to-month basis.

     The Company’s wholly owned subsidiary, Metalcald Insulation Corporation, is housed in a facility in Anaheim, California. This facility consists of 26,000 square feet of office and warehouse space. In May, 2002 the Company purchased this facility for $2,047,000.

     ECOPSA owns an approximately 92-hectare parcel (approximately 227 acres) of land in Santa Maria del Rio near San Luis Potosi, Mexico. The Company is presently attempting to dispose of this property. Such sale or disposition will not have a material effect on the Company.

     Management believes properties currently owned and leased by the Company are adequate for its operations for the foreseeable future.

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

     The number of asbestos related claims which have been initiated naming the Company as a defendant have increased from 254 in 1999, to 527 in 2000 and 685 in 2001, but slightly decreased to 583 in 2002. The sympathies of juries, the aggressiveness of the plaintiff’s bar, and the declining defendant base as a result of business failures, has also led to a trend of larger payments and settlements per claim. As of December 31, 2002, there were approximately 660 of such claims pending, down from 700 at the end of 2001.

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

Claim Against Former Employee, Etc.

     On November 13, 2000, the Company filed a complaint in the Superior Court of California against a former employee, the U.S. parent of the buyer and its representative for breach of contract, fraud, collusion and other causes of action in connection with the Company’s sale of its Mexican businesses. This case is one where the Company has suffered damages and continues to accrue damages and a monetary award is sought as the remedy. An arbitration hearing was held in September, 2002 in Mexico City, as requested by one of the defendants. This arbitration hearing was solely to determine the validity of the assignment of the purchase and sale agreement by the buyer to a company formed by a former employee. The arbitrator has yet to give its ruling. Consequently, until this arbitration is completed, all legal proceedings in Orange County have been stayed. Upon completion of the arbitration, the Company believes it will be able to move forward in the U.S. with its complaint. No assurances can be given on the outcome.

Claim by Former Attorney

     On February 5, 2003, a Notice of Involuntary Lien was filed against the Company with the County Recorder for Orange County California in the amount of $104,046. This lien relates to a judgment against the Company for attorney fees in the Company’s NAFTA settlement. The Company has been indemnified by a third party against any judgment and costs related to this case and has contacted the third party seeking indemnification.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCK HOLDER MATTERS

Market for Common Stock

     The Company’s Common Stock is traded on The Nasdaq SmallCap Market under the symbol “ENTX.” The following table sets forth, for the fiscal periods indicated, the high and low sales prices for the Common Stock as reported by Nasdaq:

	Sales Price

	High	Low

Fiscal Year Ended December 31, 2001
Quarter Ended March 31, 2001	$2.031	$0.938
Quarter Ended June 30, 2001	2.07	1.02
Quarter Ended September 30, 2001	1.98	1.35
Quarter Ended December 31, 2001	2.36	1.47
Fiscal Year Ended December 31, 2002
Quarter Ended March 31, 2002	$3.65	$1.80
Quarter Ended June 30, 2002	2.40	1.59
Quarter Ended September 30, 2002	1.92	0.80
Quarter Ended December 31, 2002	2.00	0.70

     As of March 3, 2003, the closing price for the common shares on The Nasdaq SmallCap Market was $.50.

     On December 11, 2002, the Company received a notice from The Nasdaq Stock Market, Inc. advising the Company that because the minimum bid price of the Company’s Common Stock was not at least $1.00 for thirty (30) consecutive trading days, the Company does not meet the requirements for continued listing on The Nasdaq SmallCap Market. The Company has 180 calendar days from the notice, or until June 9, 2003, to regain compliance or be delisted. If such delisting occurs, it is likely that the Company’s common stock will be traded on the over-the-counter Bulletin Board, or the newly established BBX, which may result in significantly less interest in and liquidity for such stock. Once delisted from the NASDAQ SmallCap Market, the standards for obtaining relisting become more stringent, currently including a requirement that the Company’s common stock have a market price of $4.00 or more per share.

Shareholders of Record

     As of March 3, 2003, the approximate number of record holders of the Company’s Common Stock was 1,500.

Dividends

     The Company has not paid any cash dividends on its Common Stock since its incorporation and anticipates that, for the foreseeable future, earnings, if any, will continue to be retained for use in its business. On October 22, 2002, the Company distributed 3,791,576 shares of Surg II, Inc. common stock as a dividend to its shareholders of record as of the close of business on October 11, 2002. The dividend was equal to one share of Surg II, Inc. common stock for each two shares of the Company’s common stock owned. Since that date, Surg II, Inc. has changed its name to Chiral Quest, Inc., and its shares are being traded on the over-the-counter Bulletin Board under the symbol “CQST”.

Unregistered Sales of Securities

     The following table sets forth certain information regarding the sale of common stock by the Company during the calendar year 2002 in transactions which were not registered under the Securities Act of 1933 (the “Act”).

				Exemption from
	Number			Registration
Date of	of Shares			Relied Upon
Sale	Sold	Person(s) to Whom Sold	Consideration Paid	Under the Act

2/14/02	226,000	Two executive officers and directors of the Company[1]	Severance compensation	Section 4 (2)
10/7/02	25,000	James Marshall[2]	$37,500 in cash	Section 4 (2)

     1 Grant S. Kesler and Anthony C. Dabbene were officers and directors of the Company, and “accredited investors” as defined under the Act, who received 140,000 and 86,000 shares, respectively, for investment, valued at $2.57 per share.

     2 James Marshall, an accredited investor, acquired his shares for investment upon the exercise of a previously issued common stock warrant at $1.25 per share.

Equity Compensation

     The following table sets forth certain information regarding equity compensation plan information as of December 31, 2002.

Equity Compensation Plan Information

			Number of securities
			remaining available for
			future issuance under
	Number of Securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,932,800	$2.62	737,200
Equity compensation plans not approved by security holders	1,274,533	$5.84	none
Total	3,207,333	$3.90	737,200

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data is derived from the consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

	Year Ended December 31,

	2002 (4)	2001	2000	1999	1998

	(in thousands, except share and per share amounts)
Statement of Operations Data (1)
Revenues from continuing operations	$15,021	$18,008	$17,769	$13,422	$10,009
Loss from continuing operations	(5,286)	(1,503)	(1,702)	(1,971)	(1,775)
Income (loss) from discontinued operations	—	7,079	(63)	(2,228)	(3,003)
Net income (loss)	(5,286)	5,576	(1,765)	(4,199)	(4,778)
Earnings per share: (2)
Loss per share of common stock, continuing operations–basic	$(.69)	$(.21)	$(.31)	$(.50)	$(.58)

Loss per share of common stock, continuing operations–diluted	$(.69)	$(.21)	$(.31)	$(.50)	$(.58)

Income (loss) per share of common stock, discontinued operations–basic	$—	$.98	$(.01)	$(.57)	$(.99)

Income (loss) per share of common stock, discontinued operations–diluted	$—	$.97	$(.01)	$(.57)	$(.99)

Income (loss) per share of common stock–basic	$(.69)	$.77	$(.32)	$(1.07)	$(1.57)

Income (loss) per share of common stock–diluted	$(.69)	$.77	$(.32)	$(1.07)	$(1.57)

Weighted average shares outstanding–basic (2)	7,608,823	7,200,490	5,470,002	3,918,912	3,036,277
Weighted average shares outstanding–diluted (2)	7,608,823	7,261,568	5,470,002	3,918,912	3,036,277
Balance Sheet Data
Total assets	$11,063	$17,792	$11,422 (3)	$9,472 (3)	$11,833 (3)
Convertible notes	—	—	1,029	2,071	1,640
Convertible debentures	—	—	310	360	1,202
Long-term debt	308	241	186	149	71
Mortgage payable	1,494	—	—	—	—
Shareholders’ equity	6,509	13,692	6,891 (3)	5,155 (3)	4,481 (3)
Common shares outstanding (2)	7,504,215	7,448,015	6,581,114	4,859,498	3,056,912

(1)	In the fourth quarter of 1998, the Company committed to a plan to discontinue its operations in Mexico and to seek a buyer. Consequently, the Statement of Operations Data has been restated to reflect this decision.

(2)	Effective July 2, 1999, the Company implemented a 1 for 10 reverse stock split. All prior periods have been restated.

(3)	Restated to reflect reclassification of certain related party receivables.

(4)	Includes the operations of the Company’s majority-owned subsidiary Surg II, Inc. for the period May 30, 2002 through October 22, 2002.

     No dividends were paid or declared during the years ended December 31, 2001, 2000, 1999, or 1998. On October 22, 2002 the Company distributed 3,791,576 shares of Surg II, Inc. common stock as dividend to its shareholders of record as of the close of business on October 11, 2002. The dividend was equal to one share of Surg II, Inc. common stock for each two shares of Entrx Corporation common stock owned.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

Presentation of Consolidated Financial Statements

     The consolidated financial statements of the Company reflect the Company’s ongoing business in the insulation contracting segment and the discontinuance of its waste management segment in Mexico. Certain amounts have been reclassified from previously reported categories.

Results of Operations

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

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001.

     Revenue. Total revenues were $15,021,000 in 2002 as compared to $18,008,000 for 2001, a decrease of 17%. Contract revenues for the year ended December 31, 2002 were $14,837,000 as compared to $17,865,000 for the year ended December 31, 2001, a decrease of 17%. The decrease is primarily attributable to fires at two of the Company’s customer sites that generated incremental revenue in the year ended December 31, 2001 and also due to the general economic slowdown in 2002.

     Cost of Revenue and Gross Margin. Total cost of revenue for the year ended December 31, 2002 were $13,158,000 as compared to $15,540,000 for the year ended December 31, 2001, a decrease of 15%. This decrease is primarily due to the decrease in revenue. The gross margin as a percentage of revenue was approximately 12.4% for the year ended December 31, 2002 compared to 13.7% for the year ended December 31, 2001. The decrease in gross margin as a percentage of revenue is primarily attributed to the performance of several major emergency jobs in response to major fires at a refinery and power plant that allowed for higher contract margins in the year ended December 31, 2001.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $3,658,000 for the year ended December 31, 2002 as compared to $3,015,000 for the year ended December 31, 2001, an increase of 21.3% due primarily to an increase in legal and professional fees, insurance expense and board fees offset by a decrease in salaries and bonus expense.

     Other Operating Expense. For the year ended December 31, 2002, the Company recorded an allowance of $387,000 related to a loan to a corporate officer. The Company adjusted the carrying value of the note to the value of the collateral as of December 31, 2002. The collateral consists of 500,000 shares of the Company’s common stock and 250,000 shares of the $0.01 par value common stock of Chiral Quest, Inc. (OTC Bulletin Board: CQST). The carrying value will continue to fluctuate as the market value of the collateral changes.

     Restructuring Charges. On December 20, 2001, Wayne Mills filed Form 13D/A with the Securities and Exchange Commission, indicating his intent to seek a change in management and the Board of the Company. Mr. Mills indicated that, absent a cooperative solution, he would seek shareholder consents to replace the entire Board.

     It was management’s decision that the shareholders would benefit by not involving the Company in a proxy contest. Consequently, on February 13, 2002, Grant S. Kesler, Anthony C. Dabbene and Bruce H. Haglund resigned as members of the Board of Directors of the Company. The three remaining members of the Board of Directors elected Messrs. Wayne W.

Mills, Kenneth W. Brimmer, Gary W. Copperud and Joseph M. Senser to fill an existing vacancy on the Board of Directors and the vacancies created by the resignations of Messrs. Kesler, Dabbene and Haglund. In addition, Messrs. Kesler and Dabbene resigned as officers of the Company, and Mr. Mills was elected President and Chief Executive Officer and Brian D. Niebur was elected Treasurer and Chief Financial Officer.

     In connection with their resignations, and in lieu of compensation which would otherwise be due under change of control provisions contained in previously executed and adopted employment contracts, which were amended and restated as of January 1, 2002, the Company issued Mr. Kesler 140,000 shares of the Company’s common stock valued at $359,800, forgave a loan due from Mr. Kesler in the amount of $543,000 in exchange for future consulting services and paid Mr. Kesler $832,000 in cash. In addition, the Company issued Mr. Dabbene 86,000 shares of the Company’s common stock valued at $221,020 and paid Mr. Dabbene $637,000 in cash. In addition, all outstanding unvested stock options held by the prior Board of Directors, including Messrs. Kesler and Dabbene, were immediately vested and became exercisable. Messrs. Kesler and Dabbene each agreed to act as consultants to Entrx under two-year and three-month consulting agreements, respectively. In addition to the payment discussed above, Mr. Dabbene’s compensation for consulting was $5,000 per month. A portion of the cash payments due to Mr. Kesler and Mr. Dabbene ($482,000 and $425,000, respectively) was deposited by Entrx as income and payroll tax withholding on the total compensation paid to each of them.

     In March 2002, the Company reimbursed Mr. Mills $100,000 for legal fees expended by him in excess of that amount to effect this change in management.

     During the year ended December 31, 2002, the Company recognized $3,333,000 of expense related to the change of management, including insurance premiums, legal fees, severance pay and relocation of the Company’s headquarters. The cash payments related to these expenses were approximately $2,008,000. The non-cash charges primarily relate to the forgiveness of the loan due from Mr. Kesler, the issuance of common stock to Messrs. Kesler and Dabbene, the expense pursuant to APB No. 25 and the related interpretations related to the accelerated vesting of stock options for the prior directors.

     Interest Income and Expense. Interest income for the year ended December 31, 2002 was $293,000 as compared with $80,000 for the year ended December 31, 2001. The increase in 2002 is primarily due to the larger cash balances, that resulted from the receipt of the NAFTA award and to an interest-bearing loan to a corporate officer in December 2001 that remained outstanding at December 31, 2002. Interest expense was $119,000 for the year ended December 31, 2002 compared to interest expense of $132,000 for the year ended December 31, 2001. This reduction in interest expense was primarily due to the conversions of debt to equity and the repayment of convertible zero coupon notes, with an interest rate of 15% in the year ended December 31, 2001, partially offset by bank borrowings outstanding for all of 2002 as compared to only a portion of 2001.

     Other Income and Expense. The Company recognized a $57,000 gain on sale of available-for-sale securities in the year ended December 31, 2002. Other expense of $904,000 in 2001 consists principally of the reserve established for the note receivable related to the sale of the Mexican assets not included in the NAFTA claim.

     Discontinued Operations. The gain of $7,079,000 in 2001 is a result of the settlement of the NAFTA claim, net of all fees and expenses, including the write-off of all assets associated with the claim. No future costs are anticipated. If any future costs arise, they will be charged to operations as incurred.

     Net Income (Loss). The Company experienced a net loss of $5,286,000 (or a loss of $0.69 per share) for the year ended December 31, 2002, as compared to net income of $5,576,000 (or income of $0.77 per share) for the comparable period ended December 31, 2001. The net income for the year ended December 31, 2001, was due to the receipt of the NAFTA claim. The net loss from continuing operations for the year ended December 31, 2002, was primarily related to the restructuring charges. This net loss compares with net loss from continuing operations of $1,503,000 for the comparable period ended December 31, 2001. Excluding receipt of the NAFTA claim in 2001 and the restructuring charges in 2002, the Company would have lost $1,953,000 and $1,503,000 from continuing operations in the year ended December 31, 2002 and 2001, respectively.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000.

     Revenue. Total revenues were $18,008,000 in 2001 as compared to $17,769,000 for 2000, an increase of 1%. Contract revenues for the year ended December

31, 2001 were $17,865,000 as compared to $17,674,000 for the year ended December 31, 2000, an increase of 1%. The increase is attributed to the continuing work on long-term maintenance projects as well as an increase in asbestos abatement work.

     Cost of Revenue and Gross Margin. Total cost of revenue for the year ended December 31, 2001 were $15,540,000 as compared to $15,753,000 for the year ended December 31, 2000, a decrease of 1%. The gross margin percentage was approximately 13.7% for the year ended December 31, 2001 compared to 11.3% for the year ended December 31, 2000. The increase in gross margin percentage is primarily attributed to the performance of several major emergency jobs in response to major fires at a refinery and power plant early in the year that allowed for higher contract margins.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $3,015,000 for the year ended December 31, 2001 as compared to $3,501,000 for the year ended December 31, 2000, a decrease of 14% due primarily to a reduction in legal costs due to litigation completion related to the NAFTA claim partially offset by an increase in costs as a result of hiring a new full-time director of marketing.

     Interest Income and Expense. Interest income for the year ended December 31, 2001 was $80,000 for the year ended December 31, 2001 as compared with $40,000 for the year ended December 31, 2000. The increase is primarily due to the larger cash balances, due to the NAFTA award, in 2001 as compared with 2000. Interest expense was $132,000 for the year ended December 31, 2001 compared to interest expense of $298,000 for the year ended December 31, 2000. This reduction in interest expense was primarily due to the conversions of debt to equity during the year and the repayment of convertible zero coupon notes, with an interest rate of 15%, partially offset by new bank borrowings with an interest rate of 5%, as of December 31, 2001.

     Other Expense. Other expense of $904,000 in 2001 consists principally of the reserve established for the note receivable related to the sale of the Mexican assets not included in the NAFTA claim.

     Discontinued Operations. The gain of $7,079,000 in 2001 is a result of the settlement of the NAFTA claim, net of all fees and expenses, including the write-off of all assets associated with the claim. No future costs are anticipated. If any future costs arise, they will be charged to operations as incurred.

     Net Income (Loss). Net income for the year ended December 31, 2001 was $5,576,000 (or $0.77 per share) as compared to a loss of $1,765,000 (or $0.32 per share) for 2000. Receipt of the NAFTA settlement in 2001 resulted in income from discontinued operations of $7,079,000. Without the NAFTA settlement the Company would have had a loss in 2001 of $1,503,000.

Liquidity and Capital Resources

     As of December 31, 2002, the Company had $844,000 in cash and cash equivalents, and working capital of $4,602,000. The Company has a line of credit agreement with a bank for $1,000,000. Borrowings under the agreement are limited to the lower of $1,000,000 or the Company’s borrowing base, which consists of a specified percentage of certain accounts receivable. As of December 31, 2002, the Company had a balance of $996,000 outstanding on this line of credit.

     Cash used in continuing operations was $6,939,000 for 2002 compared with cash provided by continuing operations of $1,187,000 in 2001. For 2000, $2,357,000 of cash was used in continuing operations. Cash flows were used primarily to fund operating losses for continuing operations in each of the years 2002, 2001 and 2000, which were partially offset by non-cash expenses for depreciation and amortization in 2002, 2001 and 2000 and the provision for uncollectable notes receivable related to the 1999 sale of Mexican assets in 2001. In 2002, the Company placed $2,111,000 of cash in a certificate of deposit at a bank to secure a standby letter of credit payable to a customer in lieu of a performance bond. The letter of credit expires on July 1, 2003 and the certificate of deposit also matures on July 1, 2003. The Company has recorded the certificate of deposit as restricted cash. The Company used $1,057,000 of cash in 2002 to decrease its accounts payable and accrued expenses. In 2002, these uses were partially offset by non-cash expenses for stock based compensation, the adjustment of the carrying value of the loan to a corporate officer and the forgiveness of the loan to Mr. Kesler. In 2001, the positive cash flow from continuing operations was primarily the result of a decrease in accounts receivable. The large workload in the fourth quarter of 2000 as compared with 2001, resulted in a larger accounts receivable balance at December 31, 2000 as compared with December 31, 2001. Increases in accounts receivable, primarily related to increased revenues, reduced cash flows from continuing operations in 2000 by $2,321,000, while increases in current liabilities, primarily related to the Company’s lack of cash and cash equivalents, increased cash flows from continuing operations in 2000 by $1,491,000. Increases in prepaid expenses and other current assets, primarily related to prepaid insurance also resulted in decreased cash flows from continuing operations in 2001 of $225,000.

     Cash provided by discontinued operations was $13,450,000 for 2001 compared with $403,000 of cash used in discontinued operations in 2000. In 2001, the positive cash flow from discontinued operations was primarily the result of the $16,002,000 received from the Mexican government as settlement of the Company’s claim under the North American Free Trade Agreement, offset by expenses related to the settlement. The cash used in discontinued operations in 2000 related primarily to expenses of ceasing business in Mexico and legal costs associated with pursuing the Company’s claim under NAFTA.

     Net investing activities used $6,723,000, $1,230,000 and $99,000 of cash in 2002, 2001 and 2000, respectively. Of these uses, $2,258,000, $231,000 and $99,000 was used for additions to property and equipment in 2002, 2001 and 2000, respectively, primarily at the Company’s subsidiary, Metalclad Insulation Corporation. In 2002, $2,047,000 of the additions to property related to the purchase of the building housing the business at Metalclad Insulation Corporation. Also in 2002, the Company used $3,300,000 to acquire and distribute 3,791,576 shares of Surg II, Inc. common stock to the Company’s shareholders as a dividend. Additionally in 2002, the Company used $197,000 for net purchases of available-for-sale securities. In 2001, the Company used $1,000,000 of cash to make an equity investment in Catalytic Solutions, Inc.

     On November 4, 2002 the Company signed an agreement (the “Loan Agreement”) whereby it would lend up to $2.5 million to Zamba Corporation (OTCBB: ZMBA) (“Zamba”) in the form of a collateralized convertible note. The loan is collateralized with shares of NextNet Wireless, Inc. (“NextNet Wireless”) stock owned by Zamba. The loan is not repayable in cash, but at the Company’s option, would be repaid either by conversion at any time into shares of Zamba’s NextNet Wireless stock, or if and when fully funded, by conversion into 25% of Zamba’s common stock outstanding prior to the conversion. Additionally, depending upon the level of funding and other factors, the Company was to have the option to purchase up to an additional 750,000 common equivalent shares of NextNet Wireless stock from Zamba. Of the $2.5 million, $1.0 million was advanced to Zamba on November 4, 2002. Under the Loan Agreement, if Zamba achieved certain agreed-upon milestones on December 15, 2002, and February 15, 2003, the Company was to advance $750,000 on each of those dates. Zamba achieved the milestones on both December 15, 2002 and February 15, 2003. On February 19, 2003, the Loan Agreement was amended whereby the Company would advance $750,000 to Zamba, and a third party introduced to Zamba by the Company would advance the other $750,000. Furthermore, under that amendment, the Company no longer has the right to convert the $1,750,000 advanced to Zamba into common stock of Zamba, or the option to acquire 750,000 additional common equivalent shares of NextNet. The Company’s only recourse is to convert the $1,750,000 advanced, plus accrued interest, into 292,815 shares of NextNet preferred stock, or an equivalent of 878,444 shares of Next Net common stock.

     Mr. Wayne Mills, the CEO of the Company, owns approximately 5.1% of the outstanding common stock of Zamba and approximately 2.5% of NextNet Wireless.

     Cash provided by financing activities totaled $1,372,000 in 2002 compared with cash used in financing activities of $628,000 in 2001 and cash provided by financing activities of $2,444,000 in 2000. The Company obtained a mortgage to purchase the building housing Metalclad Insulation Corporation that provided net cash of $1,494,000 in 2002. The Company used $222,000 of cash in 2002 to repurchase 194,800 shares of its common stock. In 2001, $1,255,000 of cash was loaned to Wayne Mills, at the time a principal shareholder of the Company and now the Chief Executive Officer of the Company, under a note secured by 500,000 shares of the Company’s common stock and any dividends received on the 500,000 shares of the Company’s common stock. At December 31, 2002, the unsecured portion of this note receivable was $387,000. The Company used $1,176,000 of cash to repay long-term borrowings in 2001, primarily to repay Five-Year Zero Coupon Notes originally issued in December 1997, and $123,000 to repay long long-term borrowings in 2002. The uses of cash in 2001 were partially offset by the Company obtaining an accounts receivable revolving line of credit that provided $1,000,000 of cash flow, which was primarily used to repay the Five-Year Zero Coupon Notes discussed above. The line of credit matures on May 1, 2003, but it is anticipated that this facility will be renewed in June 2003. A private placement of the Company’s common stock and warrants completed by the Company in March 2001 also provided $600,000 of cash flow in 2001. Long-term borrowings provided $190,000, $202,000 and $301,000 of cash in 2002, 2001 and 2000, respectively. During 2002 and 2000 net cash of $37,500 and $2,196,000, respectively, was provided by proceeds from the exercise of common stock warrants.

     Prior to 1975, the Company was engaged in the sale and installation of asbestos related insulation materials, and has been the subject of numerous claims of personal injury allegedly related to asbestos exposure. Many of these claims are now being brought by the children and close relatives of persons who have died, allegedly as a result of the direct or indirect exposure to asbestos.

     The number of asbestos related claims which have been initiated naming the Company as a defendant have increased from 254 in 1999, to 527 in 2000 and 685 in 2001, but slightly decreased to 583 in 2002. The sympathies of juries, the aggressiveness of the plaintiff’s bar, and the declining defendant base as a result of business failures, has also led to a trend of larger payments and settlements per claim. As of December 31, 2002, there were approximately 660 of such claims pending, down from 700 at the end of 2001.

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

     During 2002, the Company recognized $3,333,000 of expense related to the change of management, including insurance premiums, legal fees, severance pay and relocation of the Company’s headquarters. The cash payments related to these expenses were approximately $2,044,000. The non-cash charges of $1,156,000 primarily relate to the forgiveness of the loan due from Mr. Kesler and the issuance of common stock to Messrs. Kesler and Dabbene.

     The following summarizes our contractual obligations at December 31, 2002. The long-term debt consists of various notes payable to a finance company for vehicles used in the ordinary course of the Company’s insulation business ( See Note 13).

	Total	1 Year or Less	1-3 Years	4-5 Years	Over 5 Years

Long-term debt	$308,388	$100,328	$203,033	$5,027	$—
Note payable	996,002	996,002	—	—	—
Mortgage payable	1,494,159	75,740	249,357	185,915	983,147
Zamba loan agreement	750,000	750,000	—	—	—

Total	$3,548,549	$1,922,070	$452,390	$190,942	$983,147

     During 2002, 2001, and 2000 the Company did not pay or declare any cash dividends and does not intend to pay any cash dividends in the near future.

     Management believes that its cash, cash equivalents and borrowings available under the credit agreement should be sufficient to satisfy its cash requirements for at least the next 12 months.

Foreign Currency Translation

     In the past the Company had been exposed to foreign currency translation risk due to its Mexican operations. Since the Company has discontinued its Mexican operations it no longer has exposure to these risks.

Impact of Inflation

     The Company reflects price escalations in its quotations to its insulation customers and in its estimation of costs for materials and labor. For construction contracts based on a cost-plus or time-and-materials basis, the effect of inflation on the Company is negligible. For projects on a fixed-price basis, the effect of inflation may result in reduced profit margin or a loss as a result of higher costs to the Company as the contracts are completed; however, the majority of the Company’s contracts are completed within 12 months of their commencement and the Company believes that the impact of inflation on such contracts is insignificant.

Significant Accounting Policies

     Our critical accounting policies are those both having the most impact to the reporting of our financial condition and results, and requiring significant judgments and estimates. Our critical accounting policies include those related to (a) revenue recognition, (b) investment, at cost and (c) allowance for uncollectible accounts receivable. Revenue recognition for fixed price insulation installation and asbestos abatement contracts are accounted for by the percentage-of-completion method wherein costs and estimated earnings are included in revenues as the work is performed. If a loss on a fixed price contract is indicated, the entire amount of the estimated loss is accrued when known. The investment at less than 20% of ownership is recorded at cost and the carrying value is evaluated quarterly. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on management’s evaluation of the financial condition of the customer. Future changes in the financial condition of a customer may require an adjustment to the allowance for uncollectible accounts receivable.

New Accounting Pronouncements

     In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, effective for fiscal years beginning after May 15, 2002. The Company believes the adoption of SFAS No. 145 will not have a material effect on the Company’s consolidated financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes the adoption of SFAS No. 146 will not have a material effect on the Company’s consolidated financial position or results of operations.

     In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions.” SFAS No. 147 is effective October 1, 2002. The adoption of SFAS No. 147 did not have a material effect on the Company’s consolidated financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides additional disclosures about the method of accounting for stock-based employee compensation. Amendments are effective for financial statements for fiscal years ending after December 15, 2002 and for the interim periods beginning after December 15, 2002. The Company adopted the annual disclosure provision of SFAS No. 148 in 2002. The Company has currently chosen to not adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation, pursuant to SFAS No. 148, which, if adopted, could have a material effect on the Company’s consolidated financial position and results of operations.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The fair value of the Company’s investments in available-for-sale securities at December 31, 2002 was approximately $593,000. The Company’s investment policy is to manage its available-for-sale securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio. The principal available-for-sale securities are shares of Surg II, Inc. stock and Medstone International, Inc. stock. Specific changes in the value of the common stock of Surg II, Inc. and Medstone International, Inc. will affect the fair value of the available-for-sale securities portfolio; however, such gains or losses would not be realized unless the investments were sold.

     In December 2001, the Company loaned $1,250,000 to an individual who eventually became an officer and director of the Company. The loan was made without recourse, and is secured by 500,000 shares of the Company’s common stock and any dividends payable or received related to the 500,000 shares of common stock, which currently includes 250,000 shares of Chiral Quest, Inc. (OTCBB CQST). Since the loan is without recourse to the borrower, as the market price of the Company’s and Chiral Quest, Inc.’s stock fluctuates, the carrying value of the loan receivable will change. As of December 31, 2002, the Company had recorded a reserve of $387,000 related to the market fluctuations of the Company’s and Chiral Quest, Inc.’s common stock trading value. Additional changes in the market value could result in additional reductions of the notes receivable carrying value.

     The Company’s long-term debt and mortgage payable are subject to interest rate risk since the interest rate is not a fixed rate. The Company does not expect any fluctuations in the interest rates to have a material effect on their consolidated financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and schedules listed in the accompanying Index to Consolidated Financial Statements are attached hereto and filed as a part of this Report under Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On April 4, 2002, Moss Adams LLP, the independent accountants previously engaged by the Company to conduct an audit of its accounts for more than the past two years, resigned as the Company’s auditors. On April 16, 2002 the Company engaged Virchow, Krause & Company, LLP, with offices in Minneapolis, Minnesota, to audit the Company’s financial statements for the year ending December 31, 2002. The Company had not previously engaged or consulted with Virchow, Krause & Company, LLP on any matter.

     The reports of Moss Adams LLP on the financial statements of the Company for the years 2001 and 2000 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to audit scope or accounting principles, but the report for 2000 did contain a paragraph regarding the uncertainty of the ability of the Company to remain a going concern. The opinion of Moss Adams LLP with respect to the financial statements for the period ended December 31, 2000, indicated that there was substantial doubt about the Company’s ability to continue as a going concern without obtaining additional debt or equity capital.

     The engagement of Virchow, Krause & Company, LLP was approved by the Board of Directors of the Company.

     During the Company’s fiscal years 2000 and 2001, and any subsequent interim period through April 4, 2002, (i) there were no disagreements between the management of the Company and Moss Adams LLP with respect to the financial statements of the Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which if not resolved to the satisfaction of Moss Adams LLP, would have caused Moss Adams LLP to make reference to the subject matter of the disagreement in connection with its reports, and (ii) and there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K of the U.S. Securities and Exchange Commission (the “Commission”).

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 401 of Regulation S-K is set forth in the Company’s 2003 Annual Meeting Proxy Statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2002. The Company’s 2003 Annual Meeting Proxy Statement, exclusive of the information set forth under the captions “Report of the Compensation Committee” and “Company Performance,” are incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 402 of Regulation S-K is set forth in the Company’s 2003 Annual Meeting Proxy Statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2002. The Company’s 2003 Annual Meeting Proxy Statement, exclusive of the information set forth under the captions “Report of the Compensation Committee” and “Company Performance,” are incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTER

     The information required by Item 403 of Regulation S-K is set forth in the Company’s 2003 Annual Meeting Proxy Statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2002. The Company’s 2003 Annual Meeting Proxy Statement, exclusive of the information set forth under the captions “Report of the Compensation Committee” and “Company Performance,” are incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 404 of Regulation S-K is set forth in the Company’s 2003 Annual Meeting Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2002. The Company’s 2003 Annual Meeting Proxy Statement, exclusive of the information set forth under the captions “Report of the Compensation Committee” and “Company Performance” are incorporated herein by this reference.

ITEM 14. CONTROLS AND PROCEDURES

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  The following documents are filed as part of this report on Form 10-K:

1	Financial Statements

Reports of Independent Public Accountants

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2	Schedules to Financial Statements

Schedule II — Valuation and Qualifying Accounts

     All schedules, other than those listed above, are omitted, as the information is not required, is not material or is otherwise furnished.

3.	Exhibits

     The following exhibits are being filed with this Annual Report on Form 10-K and/or are incorporated by reference therein in accordance with the designated footnote references:

3.	Restated and Amended Certificate of Incorporation and Bylaws of the Company, and all amendments thereto. (1)

3.2	Certificate of Amendment to Certificate of Incorporation effective June 25, 2002.

4.1	Form of Certificate for Common Stock.

10.1	Form of 1993 Omnibus Stock Option and Incentive Plan. (2)

10.2	Form of 1996 Omnibus Stock Option and Incentive Plan. (3)

10.3	Employment Agreement between the Company and Grant S. Kesler dated January 1, 1998. (4)

10.4	Employment Agreement between the Company and Anthony C. Dabbene dated January 1, 1998. (5)

10.5	Form of 2000 Omnibus Stock Option and Incentive Plan. (6)

10.6	Employment Agreement between MIC and Robert D. Rizzo dated September 1, 2000. (7)

10.7	Decision of NAFTA Tribunal dated August 30, 2000. (8)

10.8	Non-Recourse Security and Pledge Agreement Between the Company and Wayne W. Mills dated December 10, 2001. (9)

10.9	Non-Recourse Secured Note dated December 10, 2001. (10)

10.10	Catalytic Solutions Shareholders Agreement dated November 15, 2001. (11)

10.11	Amended and Restated Articles of Incorporation of Catalytic Solutions, Inc. a California Corporation. (12)

10.12	Amended and Restated Employment Agreement between Grant S. Kesler and Metalclad Corporation dated January 1, 2002. (13)

10.13	Amended and Restated Employment Agreement between Anthony C. Dabbene and Metalclad Corporation dated January 1, 2002. (14)

10.14	Consulting Agreement between Grant S. Kesler and Metalclad Corporation dated February 14, 2002. (15)

10.15	Consulting Agreement between Anthony C. Dabbene and Metalclad Corporation dated February 14, 2002. (16)

10.16	Amended and Restated Bylaws adopted February 14, 2002. (17)

10.17	Agreement of Purchase and Sale of Anaheim facility at 2198 South Dupont Drive, Anaheim, California. (18)

10.18	Curtom-Metalclad Partnership Agreement and Amendment. (19)

10.19	Stock Purchase Agreement among the Company, Surg II, Inc., Theodore A. Johnson and Charles B. McNeil dated May 29, 2002.

10.20	Loan Agreement between the Company and Zamba Corporation dated November 4, 2002.

10.21	Amendment No. 1 to Loan Agreement between the Company and Zamba Corporation dated February 19, 2003.

16.1	Letter of concurrence from Moss Adams LLP dated April 9, 2002. (20)

21.	List of Subsidiaries of the Registrant

99.1	CEO Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	CFO Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by this reference.

(2)	Filed with the Company’s Transition Report on Form 10-K for the five months ended May 31, 1993 and incorporated herein by this reference.

(3)	Filed with the Company’s Proxy Statement dated April 17, 1997 and incorporated herein by this reference.

(4)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 as Exhibit 10.4 and incorporated herein by this reference.

(5)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 as Exhibit 10.7 and incorporated herein by this reference.

(6)	Filed with the Company’s Proxy Statement dated October 20, 2000 and incorporated herein by this reference.

(7)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 as Exhibit 10.7 and incorporated herein by this reference.

(8)	Filed with the Company’s Form 8-K dated September 5, 2000 and incorporated herein by this reference.

(9)	Filed with the Company’s Form 8-K on December 21, 2001 as Exhibit A and incorporated herein by this reference.

(10)	Filed with the Company’s Form 8-K on December 21, 2001 as Exhibit B and incorporated herein by this reference.

(11)	Filed with the Company’s Form 8-K on December 21, 2001 as Exhibit C and incorporated herein by this reference.

(12)	Filed with the Company’s Form 8-K on December 21, 2001 as Exhibit D and incorporated herein by this reference.

(13)	Filed with the Company’s Form 8-K on February 28, 2002 as Exhibit (i) and incorporated herein by this reference.

(14)	Filed with the Company’s Form 8-K on February 28, 2002 as Exhibit (ii) and incorporated herein by this reference.

(15)	Filed with the Company’s Form 8-K on February 28, 2002 as Exhibit (iii) and incorporated herein by this reference.

(16)	Filed with the Company’s Form 8-K on February 28, 2002 as Exhibit (iv) and incorporated herein by this reference.

(17)	Filed with the Company’s Form 8-K on February 28, 2002 as Exhibit (v) and incorporated herein by this reference.

(18)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 as Exhibit 10.19 and incorporated herein by this reference.

(19)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 as Exhibit 10.20 and incorporated herein by this reference.

(20)	Filed with the Company’s Form 8-K on April 18, 2002 and incorporated herein by this reference.

(b)  Reports on Form 8-K

     The Company filed Form 8-K on November 1, 2002, disclosing that it had distributed 3,791,576 shares of Surg II, Inc. (now Chiral Quest, Inc.) common stock as a dividend to its shareholders.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTRX CORPORATION

By:	/s/ Brian D. Niebur Brian D. Niebur Chief Financial Officer Date: March 25, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Wayne W. Mills Wayne W. Mills	Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2003

/s/ Brian D. Niebur Brian Niebur	Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2003

/s/ Kenneth W. Brimmer Kenneth W. Brimmer	Director, Chairman	March 25, 2003

/s/ Joseph M. Caldwell Joseph M. Caldwell	Director	March 25, 2003

/s/ Joseph M. Senser Joseph M. Senser	Director	March 25, 2003

CERTIFICATIONS

I, Wayne W. Mills, certify that:

1.     I have reviewed this annual report on 10-K of Entrx Corporation;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003	/s/ Wayne W. Mills By: Wayne W. Mills President and Chief Executive Officer

I, Brian D. Niebur, certify that:

1.     I have reviewed this annual report on 10-K of Entrx Corporation;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003	/s/ Brian D. Niebur By: Brian D. Niebur Chief Financial Officer

ITEM 15(A)(1) and (2)

ENTRX CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following Consolidated Financial Statements of Entrx Corporation and subsidiaries are included in Item 8:

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Audit Committee
Entrx Corporation
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheet of Entrx Corporation as of December 31, 2002 and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entrx Corporation as of December 31, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Virchow, Krause & Company, LLP

Minneapolis, Minnesota
January 31, 2003

INDEPENDENT AUDITOR’S REPORT

The Board of Directors and Shareholders of
Entrx Corporation (formerly Metalclad Corporation):

We have audited the accompanying consolidated balance sheets of Entrx Corporation (a Delaware Corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Entrx Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. The data for the years ended December 31, 2001 and 2000 has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

MOSS ADAMS LLP
Irvine, California
March 15, 2002

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$844,384	$13,133,311
Available-for-sale securities	592,547	—
Restricted cash	2,110,870	—
Accounts receivable, less allowance for doubtful accounts of $61,500 and $57,500 as of December 31, 2002 and December 31, 2001	1,639,528	1,853,290
Costs and estimated earnings in excess of billings on uncompleted contracts	526,219	154,601
Inventories	157,527	159,924
Prepaid expenses and other current assets	229,926	362,885
Other receivables	429,007	—
Note receivable	1,000,000	—
Receivables from related parties, net	—	537,794

Total current assets	7,530,008	16,201,805
Property, plant and equipment, net	2,474,815	428,652
Investment in unconsolidated affiliates, at cost	1,000,000	1,000,000
Other assets	58,539	161,452

	$11,063,362	$17,791,909

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Note payable to bank	$996,002	$1,000,000
Current portion of long-term debt	100,328	84,749
Current portion of mortgage payable	75,740	—
Accounts payable	1,093,375	735,426
Accrued expenses	649,558	2,064,326
Billings in excess of costs and estimated earnings on uncompleted contracts	13,352	59,114

Total current liabilities	2,928,355	3,943,615
Long-term debt, less current portion	208,060	156,692
Mortgage payable, less current portion	1,418,419	—

Total liabilities	4,554,834	4,100,307

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $1 and $10 as of December 31, 2002 and December 31, 2001, respectively; 5,000,000 and 1,500,000 shares authorized as of December 31, 2002 and December 31, 2001, respectively; none issued	—	—
Common stock, par value $.10; 80,000,000 shares authorized; 7,699,015 and 7,504,215 issued and outstanding as of December 31, 2002, respectively and 7,448,015 issued and outstanding as of December 31, 2001	769,901	744,801
Additional paid-in capital	69,531,352	68,496,871
Less treasury stock at cost, 194,800 shares as of December 31, 2002	(222,159)	—
Accumulated deficit	(62,667,676)	(54,295,549)
Officer’s receivable, net	(984,438)	(1,254,521)
Deferred compensation	(66,065)	—
Accumulated other comprehensive income	147,613	—

	6,508,528	13,691,602

	$11,063,362	$17,791,909

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2002	2001	2000

Revenue:
Contract revenues	$14,836,587	$17,864,776	$17,673,680
Material sales	183,984	136,675	79,627
Other	—	6,470	15,545

Total revenue	15,020,571	18,007,921	17,768,852

Cost of revenue:
Contract costs and expenses	13,007,509	15,431,410	15,703,563
Cost of materials sales	150,973	108,542	49,263

Total cost of revenue	13,158,482	15,539,952	15,752,826

Gross margin	1,862,089	2,467,969	2,016,026
Operating expenses:
Selling, general and administrative	3,658,488	3,015,367	3,500,635
Increase in allowance on officer’s receivable	387,000	—	—
Restructuring charges	3,332,726	—	—

Total operating expenses	7,378,214	3,015,367	3,500,635

Operating loss	(5,516,125)	(547,398)	(1,484,609)
Interest income	293,073	80,136	40,428
Interest expense	(118,812)	(131,566)	(297,791)
Gain on sale of available-for-sale securities	57,056	—	—
Other income (expense), net	(3,794)	(904,190)	40,362
Minority interest in net loss of Surg II, Inc.	2,228	—	—

Loss from continuing operations	(5,286,374)	(1,503,018)	(1,701,610)
Income (loss) from discontinued operations	—	7,078,726	(63,187)

Net income (loss)	(5,286,374)	5,575,708	(1,764,797)
Other comprehensive income	147,613	—	—

Comprehensive income (loss)	$(5,138,761)	$5,575,708	$(1,764,797)

Weighted average number of common shares — basic	7,608,823	7,200,490	5,470,002

Weighted average number of common shares — diluted	7,608,823	7,261,568	5,470,002

Loss per share of common stock, continuing operations—basic	$(.69)	$(.21)	$(.31)

Loss per share of common stock, continuing operations—diluted	$(.69)	$(.21)	$(.31)

Income (loss) per share of common stock, discontinued operations—basic	$—	$.98	$(.01)

Income (loss) per share of common stock, discontinued operations—diluted	$—	$.97	$(.01)

Income (loss) per share of common stock — basic	$(.69)	$.77	$(.32)

Income (loss) per share of common stock — diluted	$(.69)	$.77	$(.32)

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2002, 2001 and 2000

	Common Stock		Additional
			Paid-in	Treasury
	Shares	Amounts	Capital	Stock

Balance at December 31, 1999	4,859,498	$485,950	$64,330,947	$—
Debt conversions and interest	843,662	84,366	1,220,706	—
Common stock issued under warrants	877,954	87,795	2,108,094	—
Net loss	—	—	—	—

Balance at December 31, 2000	6,581,114	658,111	67,659,747	—
Debt conversions and interest	266,901	26,690	297,124	—
Sale of common stock and warrants	600,000	60,000	540,000	—
Officer’s loan and interest	—	—	—	—
Foreign currency translation realized in NAFTA settlement	—	—	—	—
Net income	—	—	—	—

Balance at December 31, 2001	7,448,015	744,801	68,496,871	—
Common stock issued related to restructuring	226,000	22,600	558,220	—
Stock option compensation related to restructuring	—	—	348,600	—
Purchase of treasury stock	(194,800)	—	—	(222,159)
Issuance of common stock upon exercise of stock warrants	25,000	2,500	35,000	—
Allowance on officer’s receivable	—	—	—	—
Interest on officer’s receivable	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	—
Distribution of Surg II, Inc. common stock as dividend	—	—	—	—
Value of stock options issued of unrelated entity	—	—	92,661	—
Net loss	—	—	—	—

Balance at December 31, 2002	7,504,215	$769,901	$69,531,352	$(222,159)

[Additional columns below]

[Continued from above table, first column(s) repeated]

				Accumulated
				Other
	Accumulated	Officer's	Deferred	Comprehensive	Total Shareholder's
	Deficit	Receivable	Comp.	Income	Equity

Balance at December 31, 1999	$(58,106,460)	$—	$—	$(1,555,423)	$5,155,014
Debt conversions and interest	—	—	—	—	1,305,072
Common stock issued under warrants	—	—	—	—	2,195,889
Net loss	(1,764,797)	—	—	—	(1,764,797)

Balance at December 31, 2000	(59,871,257)	—	—	(1,555,423)	6,891,178
Debt conversions and interest	—	—	—	—	323,814
Sale of common stock and warrants	—	—	—	—	600,000
Officer’s loan and interest	—	(1,254,521)	—	—	(1,254,521)
Foreign currency translation realized in NAFTA settlement	—	—	—	1,555,423	1,555,423
Net income	5,575,708	—	—	—	5,575,708

Balance at December 31, 2001	(54,295,549)	(1,254,521)	—	—	13,691,602
Common stock issued related to restructuring	—	—	—	—	580,820
Stock option compensation related to restructuring	—	—	—	—	348,600
Purchase of treasury stock	—	—	—	—	(222,159)
Issuance of common stock upon exercise of stock warrants	—	—	—	—	37,500
Allowance on officer’s receivable	—	387,000	—	—	387,000
Interest on officer’s receivable	—	(116,917)	—	—	(116,917)
Unrealized gain on available-for-sale securities	—	—	—	147,613	147,613
Distribution of Surg II, Inc. common stock as dividend	(3,085,753)	—	—	—	(3,085,753)
Value of stock options issued of unrelated entity	—	—	(66,065)	—	26,596
Net loss	(5,286,374)	—	—	—	(5,286,374)

Balance at December 31, 2002	$(62,667,676)	$(984,438)	$(66,065)	$147,613	$6,508,528

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$(5,286,374)	$5,575,708	$(1,764,797)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Elimination of Surg II, Inc. loss due to deconsolidation, net of minority interest	23,681	—	—
(Gain) loss from discontinued operations	—	(7,078,726)	63,187
Depreciation and amortization	161,256	128,580	106,657
Loss on disposal of property, plant and equipment	18,117	8,933	13,878
Compensation related to stock options issued of unrelated entity	26,596	—	—
Gain on sale of available-for-sale securities	(57,056)	—	—
Provision for losses on accounts receivable	4,000	7,500	—
Provision for losses on note receivable, sale of Mexican assets	—	779,402	—
Forgiveness of related party receivable related to restructuring	537,794	—	—
Stock option compensation related to restructuring	348,600	—	—
Common stock issued related to restructuring	580,820	—	—
Allowance on officer’s receivable	387,000	—	—
Interest income recorded on officer’s receivable	(116,917)	—	—
Issuance of stock for services and interest	—	13,813	—
Issuance of stock for debt conversions and interest	—	—	2,035
Changes in operating assets and liabilities:
Restricted cash	(2,110,870)	—	—
Accounts receivable	209,762	2,105,186	(2,320,984)
Costs and estimated earnings in excess of billings on uncompleted contracts	(371,618)	(71,681)	65,071
Inventories	2,397	(45,795)	47,703
Prepaid expenses and other current assets	132,959	(225,400)	(11,856)
Other receivables	(429,007)	—	—
Receivables from related parties	—	182,204	(73,199)
Other assets	102,913	(135,687)	(2,679)
Accounts payable and accrued expenses	(1,056,819)	(89,344)	1,491,275
Billings in excess of costs and estimated earnings on uncompleted contracts	(45,762)	32,390	26,724

Net cash provided by (used in) continuing operations	(6,938,528)	1,187,083	(2,356,985)
Net cash provided by (used in) discontinued operations	—	13,449,766	(402,927)

Net cash provided by (used in) operating activities	(6,938,528)	14,636,849	(2,759,912)

Cash flows from investing activities:
Capital expenditures	(2,257,549)	(231,169)	(99,263)
Purchase of available-for-sale securities	(766,880)	—	—
Sale of available-for-sale securities	569,568	—	—
Distribution of Surg II, Inc. common stock	(3,300,000)	—	—
Advances on note receivable	(1,000,000)	—	—
Proceeds from sale of assets	32,013	1,500	—
Investment, at cost	—	(1,000,000)	—

Net cash used in investing activities	(6,722,848)	(1,229,669)	(99,263)

Cash flows from financing activities:
Proceeds from long-term debt	189,879	202,438	300,877
Proceeds from mortgage payable	1,535,000	—	—
Proceeds from note payable to bank	—	1,000,000	—
Borrowing by an officer/shareholder	—	(1,254,521)	—
Payments on long-term debt	(122,932)	(1,176,131)	(52,422)
Payments on mortgage payable	(40,841)	—	—
Payments on note payable to bank	(3,998)	—	—
Proceeds from sale of stock and warrants	—	600,000	—
Purchase of treasury stock	(222,159)	—	—
Proceeds from exercise of warrants	37,500	—	2,195,889

Net cash provided by (used in) financing activities	1,372,449	(628,214)	2,444,344

Increase (decrease) in cash and cash equivalents	(12,288,927)	12,778,966	(414,831)
Cash and cash equivalents at beginning of period	13,133,311	354,345	769,176

Cash and cash equivalents at end of period	$844,384	$13,133,311	$354,345

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Entrx Corporation, formerly Metalclad Corporation (the “Company”) is engaged in insulation services, including asbestos abatement and material sales, to customers primarily in California (the “Insulation Business”). Until 1999, the Company was engaged in the development of hazardous and non-hazardous industrial waste treatment and storage facilities, as well as the collection and recycling of industrial waste for disposition to landfills or as alternative fuels for cement kilns in Mexico (the “Mexican Business”).

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements include the accounts of Surg II, Inc. from May 30, 2002, the date on which the Company first owned over 50% of the voting stock of Surg II, Inc., to October 22, 2002, the date on which the Company owned less than 50% of the voting stock of Surg II, Inc.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying amount approximates fair value because of the short maturity of those instruments. The Company deposits its cash in high credit quality financial institutions. The balances, at times, may exceed federally insured limits.

Available-for-Sale Securities

Investments held by the Company are classified as available-for-sale securities. Available-for-sale securities are reported at fair value with all unrealized gains or losses included in other comprehensive income. The fair value of the securities was determined by quoted market prices of the underlying security. Proceeds of $569,568 were received and a gain on sale of available-for-sale securities of $57,056 was recorded on the consolidated statements of operations for the year ended December 31, 2002. For purposes of determining gross realized gains, the cost of available-for-sale securities is based on specific identification.

Restricted Cash

At December 31, 2002, restricted cash of $2,110,870 consists of balances legally restricted as to withdrawal and comprise a certificate of deposit collateralizing a letter of credit issued by Community Bank for the benefit of a customer of the Company’s insulation subsidiary. The letter of credit is in lieu of a performance and payment bond required by the contract with the customer and is expected to be released on or before July 1, 2003.

Accounts Receivable

The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers and other information. Invoices are generally issued with Net 30 day terms. Accounts receivable over 30 days are considered past due. The Company does not accrue interest on past due accounts receivable. The Company writes off accounts receivable when they are deemed uncollectible.

Financial Instruments

The carrying amounts for all financial instruments approximates fair value. The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The fair value of long-term debt and mortgage payable approximates the carrying amounts based upon the Company’s expected borrowing rate for debt with similar remaining maturities and comparable risk.

Inventories

Inventories, which consist principally of insulation products and related materials, are stated at the lower of cost (determined on the first-in, first-out method) or market. Inventories include a reserve for obsolescence of approximately $58,400 and $52,100 at December 31, 2002 and 2001, respectively.

Depreciation and Amortization

Property, plant and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of related assets which range from four to five years for machinery, equipment and leasehold improvements and thirty years for the building. Maintenance, repairs and minor renewals are expensed when incurred.

Advertising Cost

Advertising costs are expensed as incurred. Advertising costs totaled approximately $2,400 and $1,400 for the years ended December 31, 2002 and 2001, respectively.

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

Income/Loss Per Share

The Company computes income (loss) per share in accordance with Statement of Financial Accounting Standards (“SFAS”) 128, “Earnings Per Share”. This statement requires the presentation of both basic and diluted net income (loss) per share for financial statement purposes. Basic net income (loss) per share is computed by dividing the net income (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted net income (loss) per share includes the effect of the potential shares outstanding, including dilutive stock options, warrants and convertible debt using the treasury stock method. Options and warrants totaling 3,207,333 were excluded from the computation of diluted earnings per share for the year ended December 31, 2002, as their effect was antidilutive. Following is a reconciliation of basic and diluted net income (loss) per share:

	2002	2001	2000

Net income (loss) per share — basic
Net income (loss)	$(5,286,374)	$5,575,708	$(1,764,797)
Weighted average shares outstanding	7,608,823	7,200,490	5,470,002

Net income (loss) per share — basic	$(.69)	$.77	$(.32)

Net income (loss) per share — diluted
Net income (loss)	$(5,286,374)	$5,575,708	$(1,764,797)
Weighted average shares outstanding	7,608,823	7,200,490	5,470,002
Effect of diluted securities	—	61,078	—

Weighted average shares outstanding	7,608,823	7,261,568	5,470,002

Net income (loss) per share — diluted	$(.69)	$.77	$(.32)

Stock-Based Compensation

In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of the Company’s common stock at the grant date over the amount the employee must pay for the stock. The Company’s general policy is to grant stock options and warrants at fair value at the date of grant. Options and warrants issued to nonemployees are recorded at fair value, as required by SFAS No. 123 “Accounting for Stock Based Compensation” (Statement 123), using the Black-Scholes pricing model.

The Company applies APB No. 25 and related interpretations in accounting for its stock options and warrants. Accordingly, $929,420 of compensation cost has been recognized in the accompanying consolidated statements of operations for the year ended December 31, 2002. Had compensation costs for the Company’s stock options and warrants been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company’s net income (loss) and income (loss) per share would have been changed to the approximate pro forma amounts indicated below:

	Year Ended December 31,

	2002	2001	2000

Net income (loss):
As reported	$(5,286,374)	$5,575,708	$(1,765,000)
Pro forma	(5,589,177)	4,917,935	(2,571,000)
Basic net income (loss) per share
As reported	$(0.69)	$0.77	$(0.32)
Pro forma	(0.73)	0.68	(0.47)
Diluted net income (loss) per share
As reported	$(0.69)	$0.77	$(0.32)
Pro forma	(0.73)	0.68	(0.47)
Stock-based compensation
As reported	$929,420	$—	$—
Pro forma	302,803	657,773	806,000

The following significant assumptions were utilized to calculate the fair value information presented utilizing the Black-Scholes pricing model:

	Year Ended December 31,

	2002	2001	2000

Risk Free interest rate	3.63%	3.00%	5.95%
Expected life	3.5 years	3.0 years	5.0 years
Expected volatility	156%	147%	132%
Expected dividends	—	—	—
Weighted average fair value of options granted	$1.56	$1.26	$1.49

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and contract receivables. Contract receivables are concentrated primarily with utility companies located in Southern California. Historically, the Company’s credit losses have been insignificant. The Company places its cash with major financial institutions. At December 31, 2002 and 2001, and throughout the years, the Company had bank deposits in excess of federally insured limits.

Income Taxes

Deferred taxes are provided using the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Comprehensive Income

SFAS 130, “Reporting Comprehensive Income” establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income, unrealized gains on available-for-sale securities and foreign currency translation adjustments and is presented in the Consolidated Statements of Shareholders’ Equity. During the year ended December 31, 2002, the Company recorded other comprehensive income of $147,613 for unrealized gains on available-for-sale securities. The Company previously recorded other comprehensive income (loss) on its Mexican subsidiaries for foreign currency translation gains (losses). During the year ended December 31, 2001, as a result of the NAFTA settlement and the write-off of the remaining Mexican assets from discontinued operations, the Company realized $1,555,423 of foreign currency translation losses. The amount is included in the net gain from discontinued operations in 2001.

Reclassifications

Certain reclassifications have been made to the prior year consolidated financial statements to conform with the current year presentation.

New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, effective for fiscal years beginning after May 15, 2002. The Company believes the adoption of SFAS No. 145 will not have a material effect on the Company’s consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes the adoption of SFAS No. 146 will not have a material effect on the Company’s consolidated financial position or results of operations.

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions.” SFAS No. 147 is effective October 1, 2002. The adoption of SFAS No. 147 did not have a material effect on the Company’s consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides additional disclosures about the method of accounting for stock-based employee compensation. Amendments are effective for financial statements for fiscal years ending after December 15, 2002 and for the interim periods beginning after December 15, 2002. The Company adopted the annual disclosure provision of SFAS No. 148 in 2002. The Company has currently chosen to not adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation, pursuant to SFAS No. 148, which, if adopted, could have a material effect on the Company’s consolidated financial position and results of operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounting for the Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss would be recognized when the estimated future cash flows from the use of the asset are less than the carrying amount of that asset. To date, there have been no such losses.

NOTE 2 – DISCONTINUED OPERATIONS

In 1991, the Company embarked on a strategy to develop an integrated industrial waste management business in Mexico. After seven years of developing this business, the Company determined that its efforts would not be successful due to political opposition in Mexico. Consequently, in the fourth quarter of 1998, Management committed to a plan to sell its Mexican operations to a third party.

The Company’s discontinued operations contained two components: 1) ongoing operations and development and 2) the landfill assets associated with its NAFTA claim. In the fourth quarter of 1999, the Company completed a sale of its ongoing operations and development.

For the year ended December 31, 2000, the Company incurred costs of $91,000 which were charged against the December 31, 1999 accrual. Additionally, $63,000 in fees for continuing costs of the NAFTA proceedings were charged to discontinued operations in 2000.

In October 2001, the Company settled its claim against the United Mexican States for $16,002,433. After writing off all assets associated with the settlement of the claim and recognizing expenses related to the settlement, the Company realized a net gain of $7,079,000. The gain is the $16,002,433 settlement amount net of legal fees of $1,171,991, NAFTA related bonuses of $840,000, the write-off of all assets associated with the settlement of the Company’s claim of $5,356,293 and a foreign currency translation write-off of $1,555,423. No future costs are anticipated, however, if any arise, they will be charged to operations as incurred. This completed the Company’s activities in Mexico and essentially closed out all discontinued operations in Mexico.

The consolidated financial statements for prior periods have been restated to reflect the accounting for discontinued operations.

Selected financial data from discontinued operations are as follows:

	Year Ended December 31,

	2002	2001	2000

Net sales	$—	$—	$—
Operating loss	—	—	—
Interest expense	—	—	—
Income (loss) from discontinued operations	—	7,078,726	(63,187)

NOTE 3 – ACQUISITIONS

On May 29, 2002, the Company acquired 145,000,000 shares of Surg II, Inc. (“Surg II”) common stock, constituting approximately 90% of the outstanding shares of Surg II for $3,000,000 invested into Surg II, and on September 25, 2002 acquired an additional 14,285,714 shares by investing an additional $300,000 into Surg II. Goodwill from these transactions was $387,994, which is not deductible for tax purposes. Prior to the acquisition, Surg II had sold all of its assets and discontinued its former business of manufacturing and marketing medical products.

The 159,285,714 shares of no par value common stock of Surg II owned by the Company became 3,982,142 shares of $0.01 par value common stock as of the close of business on October 4, 2002, as the result of a one for 40 reverse stock split of Surg II’s common stock.

On October 22, 2002, the Company distributed 3,791,576 shares of Surg II to its shareholders as a dividend. Each shareholder of record as of October 11, 2002 received one share of Surg II, Inc. common stock for every two shares of Entrx Corporation common stock held. The Company still owns 190,566 shares of Surg II common stock.

The consolidated balance sheet for December 31, 2002 would remain the same since the acquisition and dividend of Surg II both occurred during 2002.

The results of operations on an unaudited pro forma basis for the year ended December 31, 2002 are not presented separately as the results do not differ significantly from historical amounts presented herein.

Information for the periods ended December 31, 2001 and 2000 would remain the same since the acquisition and dividend of Surg II both occurred during 2002.

NOTE 4 – RESTRUCTURING

In connection with their resignations and corporate restructuring, and in lieu of compensation which would otherwise be due under change of control provisions contained in previously executed and adopted employment contracts, which were amended and restated as of January 1, 2002, the Company issued the Company’s former Chief Executive Officer 140,000 shares of the Company’s common stock, forgave a loan due from the officer in the amount of $543,000 in exchange for future consulting services and paid the officer $832,000 in cash. In addition the Company issued the Company’s former Chief Financial Officer 86,000 shares of the Company’s common stock and paid the officer $637,000 in cash. In addition, all outstanding unvested stock options held by the prior Board of Directors, including the former Chief Executive and Financial Officers, were immediately vested and became exercisable. The former Chief Executive Officer and Chief Financial Officer each agreed to act as consultants to the Company under two-year and three-month consulting agreements, respectively. In addition to the payment discussed above, the former Chief Financial Officer’s compensation for consulting was $5,000 per month.

In March 2002, the Company reimbursed Mr. Wayne Mills, the Company’s Chief Executive Officer, $100,000 for legal fees expended by him to effect this change in management.

For the year ended December 31, 2002, the Company recognized $3,332,726 of expense related to the change of management, including insurance premiums, legal fees, severance pay and relocation of the Company’s headquarters. The cash payments related to these expenses were approximately $2,008,000. The non-cash charges primarily relate to the forgiveness of the loan due from the former Chief Executive Officer, the issuance of common stock to the two former officers, the expense pursuant to APB No. 25 and related interpretations related to the accelerated vesting of stock options for the prior directors.

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at December 31:

	2002	2001

Billed
Completed contracts	$386,804	$445,834
Contracts in process	397,410	358,969
Time and material work	675,833	1,039,057
Material sales	52,381	6,782
Unbilled retainage	188,600	60,148

	1,701,028	1,910,790
Less: Allowance for doubtful accounts	(61,500)	(57,500)

	$1,639,528	$1,853,290

NOTE 6 – COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consisted of the following at December 31:

	2002	2001

Costs incurred on uncompleted contracts	$2,137,492	$1,186,345
Estimated earnings	348,588	292,647

	2,486,080	1,478,992
Less billings to date	(1,973,213)	(1,383,505)

	$512,867	$95,487

The above information is presented in the balance sheet as follows:

	2002	2001

Costs and estimated earnings in excess of billings on uncompleted contracts	$526,219	$154,601
Billings in excess of costs and estimated earnings on uncompleted contracts	(13,352)	(59,114)

	$512,867	$95,487

NOTE 7 – NOTE RECEIVABLE

On November 4, 2002 the Company entered an agreement whereby it will lend up to $2.5 million to Zamba Corporation (Zamba) in the form of a collateralized convertible note. The Company had advanced $1,000,000 on the note as of December 31, 2002. The loan is collateralized with shares of NextNet Wireless, Inc. (“NextNet Wireless”) stock owned by Zamba. The loan is not repayable in cash, but at the Company’s option, may be repaid either by conversion at any time into shares of Zamba’s NextNet Wireless Series A Preferred stock, or if and when fully funded, by conversion into 25% of Zamba’s common stock outstanding prior to the conversion. Additionally, depending upon the level of funding and other factors, the Company will have the option to purchase up to an additional 750,000 common equivalent shares of NextNet Wireless stock from Zamba. The note matures on March 31, 2003. Mr. Wayne Mills, the CEO of the Company, owns approximately 5.1% of the outstanding common stock of Zamba and approximately 2.5% of NextNet Wireless. (See Note 23)

NOTE 8 — INVESTMENTS IN UNCONSOLIDATED AFFILIATES

In 1989, the Company entered into a joint venture with a minority service firm (“Curtom-Metalclad”) to perform industrial insulation and industrial asbestos abatement services similar to those performed by the Company. When contracts are obtained by the joint venture, the Company performs the work specified in the contract as a subcontractor to the joint venture. Since the Company performs substantially all the work obtained by the joint venture and is determined to control the joint venture, all revenues and expenses of the joint venture have been recorded by the Company in the consolidated statements of operations. Curtom-Metalclad’s operations and financial position are not material to the Company taken as a whole. Additionally, the assets and liabilities held by the joint venture are insignificant.

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

NOTE 9 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	December 31,

	2002	2001

Building and land	$2,047,364	$—
Machinery and equipment	341,033	569,743
Automotive equipment	614,467	522,552
Building improvements	16,181	3,039

	3,019,045	1,095,334
Less accumulated depreciation and amortization	(544,230)	(666,682)

	$2,474,815	$428,652

Depreciation and amortization expense for the years ended December 31, 2002, 2001 and 2000 was $161,256, $128,580 and $106,657, respectively.

NOTE 10 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,

	2002	2001

Accrued interest	$10,173	$4,382
Wages, bonuses and taxes	71,419	293,548
Union dues	142,367	99,521
Accounting and legal fees	60,000	1,287,940
Insurance	195,420	340,279
Other	170,179	38,656

	$649,558	$2,064,326

NOTE 11 – CONVERTIBLE DEBT

Convertible Zero Coupon Notes

In December 1997, the Company issued $2,200,000 of Five-Year Zero Coupon Notes, due December 31, 2002, netting the Company $1,500,000. The effective interest rate of these notes was 9.33%. The Company was amortizing the difference between the value at maturity and the purchase price over five years. Additionally, the notes were redeemable at the option of the holder, or the Company, any time after March 31, 2000. These notes were secured by 100% of the stock of Metalclad Insulation Corporation (“MIC”). In February 1998, the conditions triggering convertibility of the notes and the issuance of warrants were met.

On July 30, 1999 the Company entered into an amendment of the terms of its Five-Year Zero Coupon Notes with the holder. The amendment included the conversion of accrued interest through July 30, 1999 into principal notes, the interest rate was adjusted from 9.3% to 12% effective July 31, 1999, the convertibility of the notes and the holder’s redemption option on the notes was extended until the earlier of March 31, 2000 or completion of the NAFTA proceedings and the conversion rate per share was the lesser of 70% of the average market price per share or $2.50 per share. In no event, however, could the holder convert its principal into common shares such that it would result in the holder obtaining shares that would exceed 19.99% of the outstanding common stock of the Company. Should the holder exercise its right to convert the notes, all accrued interest would be forfeited. As part of this amendment, the note holder agreed to purchase $250,000 in additional notes. During the twelve months ended December 31, 2000 the note holder exercised its rights and converted $1,092,000 of note principal, into 795,910 shares at an average price of $1.37. As a result of these conversions the note holder forfeited accrued interest in the amount of $161,000. As of December 31, 2000 the note holder reached the maximum allowable conversion option of the notes.

During the quarter ended March 31, 2001, the Company and the holder of its Five-Year Zero Coupon Notes reached agreement under the terms of the notes, to apply the maximum interest rate of 15% (default rate) to the outstanding notes, effective February 1, 2001. This was in lieu of any formal review or redemption options available to the holder.

On July 16, 2001, the noteholders were paid in full all principal and interest due, totaling $1,098,000, and the notes were cancelled. These notes bore interest at the rate of 15%.

Convertible Subordinated Debentures

During the third quarter of 1999, the Company issued $360,000 in three-year 10% convertible subordinated debentures due in August and September 2002. The debentures were convertible into shares of the Company’s common stock at $2.50 per share or 75% of the current market price per share, whichever was lower. The Company had the option to redeem all or portions of this debenture at 125% of the principal amount of the redemption. The debenture also allowed for a mandatory redemption in the event of an award in the NAFTA arbitration or, in certain cases, if the Company obtained additional equity investment. The mandatory redemption was also at 125% of the then-outstanding principal balance. These debentures were due in August and September,

2002. In the fourth quarter of 2000, $52,035 of debenture principal and interest was converted into 47,752 shares at an average price of $1.09 per share. During the second quarter of 2001, the Company converted the remaining $323,814 of convertible subordinated debentures, principal and interest, into 266,901 shares at an average price of $1.21 per share.

NOTE 12 – BANK CREDIT FACILITY, NOTE PAYABLE

On September 11, 2001, the Company obtained an accounts receivable revolving line of credit. Borrowings under the agreement are limited to the lower of $1,000,000 or the Company’s borrowing base, which consists of a specified percentage of certain accounts receivable. Borrowings under the agreement are collateralized by substantially all of the assets of the Company’s insulation subsidiary and guaranteed by the Company. The loan matures on May 1, 2003 with an interest rate based on the bank’s reference rate plus ..25%.

As of December 31, 2002, the interest rate was 4.5% and $996,002 was outstanding on the credit agreement with available borrowings of $3,998. The loan terms stipulate that the Company’s insulation subsidiary maintain compliance with certain financial covenants and ratios. As of December 31, 2002, the Company was in compliance with these covenants.

NOTE 13 – LONG-TERM DEBT

Long-term debt consists of various notes payable to a finance company for vehicles used in the ordinary course of the Company’s insulation business. The notes are secured by the vehicles and bear interest at rates ranging from 0% to 8.99% for periods of 36 to 60 months with the last payment due in 2007. Principal maturities over the next five years are as follows:

Year ending
December 31,

2003	$100,328
2004	97,759
2005	80,789
2006	24,485
2007	5,027

Totals	308,388
Less current portion	(100,328)

Long-term portion	$208,060

NOTE 14 – MORTGAGE PAYABLE

In May 2002, the Company purchased the facilities in Anaheim, California, housing the industrial insulation services operations. The purchase price was $2,047,000. The Company obtained a $1,535,000 mortgage on the building from Community Bank that matures on May 1, 2017 and bears interest at a floating rate based upon the bank’s reference rate plus .25% (4.5% at December 31, 2002). At December 31, 2002, the remaining balance on the mortgage was $1,494,159. The mortgage is secured by the building. Principal maturities on the mortgage are as follows:

Year ending
December 31,

2003	$75,740
2004	79,415
2005	83,063
2006	86,879
2007	90,870
Thereafter	1,078,192

Totals	1,494,159
Less current portion	(75,740)

Long-term portion	$1,418,419

NOTE 15 — INCOME TAXES

There is no current provision for (benefit from) income taxes for the periods presented due to losses incurred prior to 2002 and the availability of net operating loss carry forwards in the current year. A deferred tax provision also has not been recorded, as the Company was unable to recognize certain loss carry forwards in years prior to 2002 and it is uncertain whether the Company will produce sufficient taxable income in the future to recognize the benefits of any deferred tax assets.

The major deferred tax items are as follows:

	December 31,

	2002	2001

Assets:
Allowances established against realization of certain assets	$405,000	$377,000
Net operating loss carryforwards	9,879,000	4,800,000
Liabilities:
Accrued liabilities and other	(27,000)	—

	10,257,000	5,177,000
Valuation allowance	(10,257,000)	(5,177,000)

	$—	$—

Income tax computed at the U.S. federal statutory rate reconciled to the effective tax rate is as follows for the years ended December 31:

	2002	2001

Federal statutory tax rate benefits	-35.0%	35.0%
State tax, net of federal benefit	-5.0%	5.0%
Change in valuation allowance	39.5%	-40.5%
Permanent differences	0.5%	0.5%

Effective tax rate	0.0%	0.0%

The difference between the actual income tax benefit and the tax benefit computed by applying the statutory Federal income tax rate to the net loss before income taxes is attributable to the recognition of net operating loss and capital loss carryforwards for the year ended December 31, 2001.

At December 31, 2002, the Company has available for U.S. federal income tax purposes net operating loss carryforwards of approximately $24,600,000. These carryforwards expire in the years 2010 through 2022. The ultimate utilization of the net operating loss carryforwards may be limited in the future due to changes in the ownership of the Company. This limitation, if applicable, has not been determined by the Company. The

Company also has Mexican net operating loss carryforwards of approximately $4,000,000 which may be available to offset future taxable income. The Mexican losses are subject to a ten-year tax carryforward period and expire in the years 2004 through 2011.

The realization of the Company’s deferred tax assets is dependent upon the Company’s ability to generate taxable income in the future. The Company has recorded a 100% valuation allowance against all of the deferred tax assets due to the uncertainty regarding their realizability.

NOTE 16 — SHAREHOLDERS’ EQUITY

Stock Options

On August 18, 1992, the Company adopted an omnibus stock option plan (the “1992 Plan”) which authorized options to acquire 160,000 shares of the Company’s common stock. At December 31, 2002, there were options outstanding under the 1992 Plan for 2,500 shares, and no shares available for grant. These options will expire 10 years from the date of grant. Under the terms of the plan, the Board of Directors may grant options and other stock-based awards to key employees to purchase shares of the Company’s common stock. The options are exercisable at such times, in installments or otherwise, as the Board of Directors may determine.

On March 24, 1993, the Company adopted an omnibus stock option plan (the “1993 Plan”) which authorized options to acquire 100,000 shares of the Company’s common stock. The terms of the 1993 Plan are the same as the 1992 Plan. At December 31, 2002, there were options outstanding under the 1993 Plan for 10,300 shares, and 57,200 shares available for grant. These options expire 10 years from the date of the grant. Under the terms of the plan, the Board of Directors may grant options and other stock-based awards to key employees to purchase shares of the Company’s common stock. The options are exercisable at such times, in installments or otherwise, as the Board of Directors may determine.

On May 15, 1997, the Company adopted an omnibus stock option plan (the “1997 Plan”) which authorized options to acquire 600,000 shares of the Company’s common stock. At December 31, 2002, there were 450,000 options outstanding under this plan and 150,000 options available for grant. These options expire 10 years from the date of the grant. Under the terms of the plan, the Board of Directors may grant options and other stock-based awards to key employees to purchase shares of the Company’s common stock. The options are exercisable at such times, in installments or otherwise, as the Board of Directors may determine.

On November 20, 2001, the Company adopted an omnibus stock option plan (the “2000 Plan”) which authorized options to acquire 2,000,000 shares of the Company’s stock. At December 31, 2002, there were options outstanding under the 2000 plan for 1,470,000 shares and 530,000 shares available for grant. These options expire 10 years from date of grant. The terms of the 2000 Plan are the same as the 1997 Plan. Under the terms of the plan, the Board of Directors may grant options and other stock-based awards to key employees to purchase shares of the Company’s common stock. The options are exercisable at such times, in installments or otherwise, as the Board of Directors may determine.

At December 31, 2002, there were options, that were granted outside of the stock option plans, outstanding to acquire 217,700 shares of the Company’s stock.

The following is a summary of options granted:

	Year Ended December 31,

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding at beginning of the year	1,693,500	$5.43	1,452,800	$8.92	954,800	$12.49
Granted	500,000	2.24	520,000	2.00	540,000	3.00
Exercised	—	—	—	—	—	—
Canceled	(43,000)	8.51	(279,300)	17.22	(42,000)	13.84

Options outstanding at end of the year	2,150,500	$4.62	1,693,500	$5.43	1,452,800	$8.92

Options Exercisable	1,699,254	$5.11	783,911	$8.53	874,312	$12.49

Options Outstanding				Options Exercisable

		Weighted
		average
	Number	remaining	Weighted	Number	Weighted
Range of exercise	outstanding	contractual	average	exercisable as	average
prices	as of 12/31/02	life in years	exercise price	of 12/31/02	exercise price

$1.20 - $2.00	610,000	8.16	$1.87	510,000	$2.00
$2.50	430,000	5.51	$2.50	96,767	$2.50
$3.00	880,000	7.39	$3.00	876,667	$3.00
$12.50 - $45.00	230,500	3.36	$22.08	215,820	$22.22

$1.20 - $45.00	2,150,500	6.80	$4.62	1,699,254	$5.11

On November 7, 2002 the Company issued options to purchase a total of 75,000 shares of its available-for-sale securities holdings in Surg II, Inc. to three members of the Company’s Board of Directors. The options vested as to 25% immediately and as to an additional 25% on each of November 5, 2003, 2004 and 2005. Further, the options fully vest upon a “change of control” of Surg II, Inc., which event occurred on February 14, 2003. The options have an exercise price of $1.25 per share. The Company recorded compensation cost of $26,596 for the year ended December 31, 2002 related to the options granted and the remaining deferred compensation was $66,065 at December 31, 2002.

Stock Purchase Warrants

In connection with various debt offerings, stock placements and services provided, the Company has issued various stock purchase warrants. All such warrants were issued at prices which approximated or exceeded fair market value of the Company’s common stock at the date of grant and are exercisable at dates varying from one to five years. At December 31, 2002, the weighted average exercise price per warrants outstanding was $2.42, expiring through March 2006.

Summarized information for stock purchase warrants is as follows:

	Number of
	Warrants	Price per share

Warrants outstanding at December 31, 2000	1,267,495	$2.50-$12.50
Issued	600,000	$1.50
Expired	(737,406)	$3.50-$12.50

Warrants outstanding at December 31, 2001	1,130,089	$1.50-$4.80
Exercised	(25,000)	$1.50
Expired	(48,256)	$3.50

Warrants outstanding at December 31, 2002	1,056,833	$1.50-$4.80

Common Stock

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

During the year ended December 31, 2002, the Company issued 226,000 shares in connection with the resignations of two officers of the Company and 25,000 shares as the result of warrant exercises. The Company repurchased 194,800 shares as a result of a stock buyback program.

NOTE 17 — EMPLOYEE BENEFIT PLANS

Effective January 1, 1990, the Company established a contributory profit sharing and thrift plan for all salaried employees. Discretionary matching contributions may be made by the Company based upon participant contributions, within limits provided for in the plan. No Company contributions were made in the years ended December 31, 2002, 2001 and 2000.

Additionally, the Company participates in several multi-employer plans, which provide defined benefits to union employees of its participating companies. The Company makes contributions determined in accordance with the provisions of negotiated labor contracts. The contributions were $325,788, $376,922 and $372,606 for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 18 — SIGNIFICANT CUSTOMERS

Sales for the year ended December 31, 2002 to Curtom-Metalclad were approximately $6,384,000, primarily representing work performed at Southern California Edison Company (“SCE”) plants under the strategic alliance program with Curtom-Metalclad. The Company had trade accounts receivable of $521,000 from Curtom-Metalclad, primarily related to SCE, as of December 31, 2002. Additionally, the Company had sales of $1,967,000 and $1,571,000 to Kiewit Industrial Company, and Equilon Enterprises LLC, respectively, during 2002. Accounts receivable from these two customers were $486,000 and $76,000, respectively, as of December 31, 2002. Given the Company’s client base, the energy market problems in California could adversely affect the Company’s ability to collect the receivable from one of its major clients, should they experience financial problems.

Sales for the year ended December 31, 2001 to Curtom-Metalclad were approximately $7,132,000, primarily representing work performed at SCE plants. The Company had trade accounts receivable of $621,000 from Curtom-Metalclad as of December 31, 2001. Additionally, the Company had sales of $1,910,000 and $1,540,000 to Equilon Enterprises LLC and AES Corporation, respectively, during 2001. Accounts receivable from these two customers were $63,000 and $412,000, respectively, as of December 31, 2001.

Sales for the year ended December 31, 2000 to Curtom-Metalclad were approximately $8,470,000 representing work at SCE plants. Additionally, the Company had sales of $2,323,000 to ARCO and $1,049,000 to Equilon. As of December 31, 2000 the Company had accounts receivables of $2,294,000 from Curtom-Metalclad, $312,000 from ARCO and $84,000 from Equilon.

NOTE 19 — COMMITMENTS AND CONTINGENCIES

Collective Bargaining Agreements

Approximately 85% of the Company’s employees are covered under collective bargaining arrangements. Certain of these agreements expire in December 2003 and August 2004. The contract that expires in 2003 covers approximately 2% of the Company’s union employees.

Leases

The Company previously leased its facilities under non-cancelable operating lease agreements which expired at various dates through 2002. In May 2002, the Company purchased the facilities in Anaheim, California, housing the industrial insulation services operations. In February 2002, the headquarters of the Company was moved to Minneapolis, Minnesota. The Company is leasing the Minneapolis facility on a month-to-month basis.

Total rent expense under operating leases was $145,418, $262,746 and $248,677 for the years ended December 31, 2002, 2001, and 2000, respectively. There are no future minimum non-cancelable lease commitments.

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

The number of asbestos related claims which have been initiated naming the Company as a defendant have increased from 254 in 1999, 527 in 2000, 685 in 2001 and slightly decreased to 583 in 2002. The sympathies of juries, the aggressiveness of the plaintiff’s bar, and the declining defendant base as a result of business failures, has also led to a trend of larger payments and settlements per claim. There are currently in excess of 660 of such claims pending.

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

In October 1999, the Company completed the sale of its operating businesses and its development project located in Aguascalientes, Mexico. The sale specifically excluded those Mexican assets involved in the NAFTA claim. Under the terms of the sale the Company received an initial cash payment of $125,000 and recorded a receivable for $779,000. On November 13, 2000, the Company filed a complaint in the Superior Court of California against a former employee, the U.S. parent of the buyer and its representative for breach of contract, fraud, collusion and other causes of action in connection with this sale. This case is one where the Company has suffered damages and continues to accrue damages and a monetary award is sought as the remedy. An arbitration hearing was held in September, 2002 in Mexico City, as requested by one of the defendants. This arbitration hearing was solely to determine the validity of the assignment of the purchase and sale agreement by the buyer to a company formed by a former employee. The arbitrator has yet to give its ruling. Consequently, until this arbitration is completed, all legal proceedings in Orange County have been stayed. Upon completion of the arbitration, the Company believes it will be able to move forward in the U.S. with its complaint. No assurances can be given on the outcome. The Company has fully reserved its $779,000 note receivable, which was recorded at the date of sale, but will continue to pursue its claims.

Stock Repurchase Program

In July 2002, the Board of Directors authorized a stock repurchase program under which the Company is authorized to repurchase up to 1,000,000 common shares of the Company’s common stock. During the year ended December 31, 2002, the Company repurchased 194,800 shares for $222,159.

Letter of Credit

On October 1, 2002, Community Bank issued a $2,100,000 standby letter of credit on behalf of the Company for the benefit of a customer of the Company’s insulation subsidiary. The letter of credit is fully secured by the Company’s certificate of deposit at Community Bank. The letter of credit is in lieu of a performance and payment bond required by the contract with the customer, and is expected to be released on or before July 1, 2003.

Other Matters

The Company had under contract uncompleted work at bid prices totaling approximately $5,848,000 and $10,450,000 at December 31, 2002 and 2001, respectively.

NOTE 20 – SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH INVESTING ACTIVITIES

Supplemental Disclosures of Cash Flow Information

Cash paid for interest was $113,021, $279,131 and $92,393 for the years ended December 31, 2002, 2001, and 2000, respectively.

Disclosure of Non-cash Investing and Financing Activity

During the year ended December 31, 2001, the Company converted approximately $324,000 of convertible subordinated debentures, principal and interest into 266,900 shares of common stock.

During the year ended December 31, 2000, the Company converted approximately $1,305,000 of zero coupon notes payable into 844,000 shares of common stock.

NOTE 21 — RELATED PARTY TRANSACTIONS

Receivables from related parties are comprised of the following :

	December 31,

	2002	2001

Loans to executive officers, directors and employees	$—	$529,184
Other	—	8,610

	$—	$537,794

The above loans to executive officers, directors and employees were represented by promissory notes, due on demand and bore interest at 6%.

During fiscal 1995 the Company loaned $740,000 to two officers of the Company, Mr. Neveau and Mr. Kesler. In February 1996, the officers each repaid $150,000 to the Company. In March 1996, the notes were amended to modify the loan principal and to adjust the interest rates, effective March 1, to a variable rate based upon the

Company’s quarterly investment rate. In December 2001, Mr. Neveau’s note was written off and in February 2002, Mr. Kesler’s note was amended to be forgiven over time, in consideration for consulting services.

In November, 2000, the Board of Directors approved advances against legal costs on behalf of Mr. Kesler, the Company’s former CEO, in his pursuit of certain personal legal matters related to his position in the Company. As of December 31, 2000, Mr. Kesler owed the Company $57,000 related to these advances, which may be recoverable from pending litigation. In December, 2001, the Company assumed these legal fees and all rights of recovery against the defendants.

A former officer and director of the Company, who resigned in February 2002, is a partner in a law firm which has received payments for legal fees of approximately $42,888, $196,637 and $36,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

On December 10, 2001 the Company issued a $1,250,000, 6%, non-recourse secured note to Blake Capital Partners, LLC (“Blake”), an entity controlled 100% by Wayne Mills. On February 14, 2002 Mr. Mills became President and CEO of the Company. The note is collateralized by 500,000 shares of the Company’s common stock and any dividends received on the 500,000 shares of the Company’s common stock (the “Collateral”), owned by Blake and Mr. Mills. The principal and interest was due June 10, 2002. Blake had the right to extend the maturity date of this note for a period of 90 days, and on June 10, 2002 exercised that right. During the 90-day extension period and beyond, simple interest shall be payable at 12% per annum. The note was not repaid on the extended due date of September 8, 2002. As of December 31, 2002, the market value of the common stock held as Collateral was $863,000, $387,000 less than the face amount of the note. The Company recorded a $387,000 allowance to record the face amount of the note at the value of the underlying Collateral on December 31, 2002. The carrying value will continue to fluctuate as the market value of the Collateral changes. The principal amount of the note, together with accrued, unpaid interest, may be prepaid at anytime without penalty. In this regard Blake may direct the escrow agent to sell all or any part of the Collateral held in escrow and to use the proceeds therefrom to reduce the principal balance of the note or have the same held in escrow pending further instructions from Blake. Blake may also instruct the Company through the agent, to cancel any of the Collateral held in escrow at $2.50 per share, or at a higher price at the Company’s discretion, and to have that amount applied to the then remaining principal balance of the note. The Company and the agent shall immediately perform any of the foregoing requests. The principal balance then due and owing under the note shall thereupon be reduced by an amount equal to the number of Collateral shares cancelled multiplied by $2.50 per share, or by such higher price, as applicable. The Company views any share cancellations as a buy back of its stock. As such, the note has been classified in the equity section on its financial statements. At December 31, 2002, the unsecured portion of this note receivable was $387,000.

A director and an officer of the Company are employed by a corporation which has received payments for rent, and consulting services of approximately $174,209 for the year ended December 31, 2002.

The Company entered an agreement whereby it will lend up to $2.5 million to Zamba Corporation in the form of a collateralized convertible note. Mr. Wayne Mills, the CEO of the Company, owns approximately 5.1% of the outstanding common stock of Zamba. (see Notes 7 and 23)

NOTE 22 – SELECTED QUARTERLY DATA (Unaudited)

The following summarized unaudited quarterly financial data has been prepared using the consolidated financial statements of Entrx Corporation:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2002:
Total revenue	$3,182,209	$4,270,827	$3,514,557	$4,052,978
Gross margin	333,167	534,317	476,944	517,661
Income (loss) from continuing operations	(3,992,649)	(566,637)	(1,054,995)	327,907
Net income (loss)	(3,992,649)	(566,637)	(1,054,995)	327,907
Net income (loss) per common share - basic	$(0.53)	$(0.07)	$(0.14)	$0.05
Net income (loss) per common share - diluted	$(0.53)	$(0.07)	$(0.14)	$0.05
2001:
Total revenue	$5,617,404	$5,588,824	$3,313,995	$3,487,698
Gross margin	608,169	805,066	584,833	469,901
Income (loss) from continuing operations	(141,052)	59,588	2,393	(1,423,947)
Income (loss) from discontinued operations	(231,226)	(40,582)	(130,159)	7,480,693
Net income (loss)	(372,278)	19,006	(127,766)	6,056,746
Net income (loss) per common share - basic	$(0.06)	$0.00	$(0.02)	$0.85
Net income (loss) per common share - diluted	$(0.06)	$0.00	$(0.02)	$0.85

NOTE 23 – SUBSEQUENT EVENTS (Unaudited)

On January 13, 2003, the Company advanced $100,000 and on February 17, 2003, advanced $650,000 on the loan agreement with Zamba Corporation. On February 17, 2003, the Company amended its agreement with Zamba Corporation whereby the total amount the Company will lend to Zamba was reduced to $1,750,000, the provision allowing the Company to convert the loan into Zamba’s common stock was removed and the option the Company had to purchase an additional 750,000 shares of NextNet Wireless stock from Zamba was also removed.

On February 5, 2003, a Notice of Involuntary Lien was filed against the Company with the County Recorder for Orange County California in the amount of $104,046. This lien relates to a judgment against the Company for attorney fees in the Company’s NAFTA settlement. The Company has been indemnified by a third party against any judgment and costs related to this case and has contacted the third party seeking indemnification.

On February 14, 2003, the Company entered into a loan agreement with Venture Bank to borrow $750,000. The loan bears interest at 6.5% and matures on August 14, 2003. The loan is collateralized by a security interest in the Company’s certificate of deposit held by Community Bank and a personal guarantee by the Company’s Chief Executive Officer.

Independent Auditors’ Report on Supplementary Information

To Shareholders and Audit Committee
Entrx Corporation
Minneapolis, Minnesota

Our report on our audit of the basic consolidated financial statements of Entrx Corporation for the year ended December 31, 2002 appears on page F-1. The audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplementary information on page F-26 is represented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ VIRCHOW, KRAUSE & COMPANY, LLP

Minneapolis, Minnesota
January 31, 2003

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

			Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period

Year ended December 31, 2002
Deducted from asset accounts:
Allowance for doubtful accounts	$57,500	$4,000	$—	$—	$61,500

Allowance for excess and obsolete inventory	$52,124	$6,280	$—	$—	$58,404

Allowance on notes receivable	$779,402	$387,000	$—	$—	$1,166,402

Year ended December 31, 2001
Deducted from asset accounts:
Allowance for doubtful accounts	$50,000	$7,500	$—	$—	$57,500

Allowance for excess and obsolete inventory	$5,000	$47,124	$—	$—	$52,124

Allowance on notes receivable	$—	$779,402	$—	$—	$779,402

Year ended December 31, 2000
Deducted from asset accounts:
Allowance for doubtful accounts	$20,000	$30,000	$—	$—	$50,000

Allowance for excess and obsolete inventory	$5,000	$—	$—	$—	$5,000

Allowance on notes receivable	$—	$—	$—	$—	$—