Form 10-Q
period 2003-03-31
ENTRX CORP
filed 2003-05-12
CIK 13547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   No X

     As of May 1, 2003, the registrant had 7,244,215 shares outstanding of its Common Stock, $.10 par value.

ENTRX CORPORATION AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2003	2002

	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,558,863	$844,384
Available-for-sale securities	284,434	592,547
Restricted cash	—	2,110,870
Accounts receivable, less allowance for doubtful accounts of $81,500 and $61,500 as of March 31, 2003 and December 31, 2002	2,521,935	1,639,528
Costs and estimated earnings in excess of billings on uncompleted contracts	118,571	526,219
Inventories	171,428	157,527
Prepaid expenses and other current assets	163,468	229,926
Other receivables	394,368	429,007
Note receivable	—	1,000,000

Total current assets	6,213,067	7,530,008
Property, plant and equipment, net	2,450,224	2,474,815
Investment in unconsolidated affiliates, at cost	2,756,889	1,000,000
Other assets	58,539	58,539

	$11,478,719	$11,063,362

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$1,746,002	$996,002
Current portion of long-term debt	104,139	100,328
Current portion of mortgage payable	76,793	75,740
Accounts payable	1,680,149	1,093,375
Accrued expenses	802,798	649,558
Billings in excess of costs and estimated earnings on uncompleted contracts	59,479	13,352

Total current liabilities	4,469,360	2,928,355
Long-term debt, less current portion	196,942	208,060
Mortgage payable, less current portion	1,398,708	1,418,419

Total liabilities	6,065,010	4,554,834

Shareholders’ equity:
Preferred stock, par value $1; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.10; 80,000,000 shares authorized; 7,699,015 and 7,244,215 issued and outstanding as of March 31, 2003, respectively and 7,699,015 and 7,504,215 issued and outstanding as of December 31, 2002, respectively	769,901	769,901
Additional paid-in capital	69,552,716	69,531,352
Less treasury stock at cost, 454,800 and 194,800 shares as of March 31, 2003 and December 31, 2002, respectively	(380,765)	(222,159)
Accumulated deficit	(63,786,086)	(62,667,676)
Officer’s receivable, net	(835,925)	(984,438)
Deferred compensation	—	(66,065)
Accumulated other comprehensive income	93,868	147,613

	5,413,709	6,508,528

	$11,478,719	$11,063,362

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Revenue:
Contract revenues	$3,748,323	$3,165,624
Material sales	153,946	16,585

Total revenue	3,902,269	3,182,209

Cost of revenue:
Contract costs and expenses	3,838,189	2,837,371
Cost of materials sales	131,809	11,671

Total cost of revenue	3,969,998	2,849,042

Gross margin (loss)	(67,729)	333,167

Operating expenses:
Selling, general and administrative	856,568	906,673
Increase in allowance on officer’s receivable	185,500	—
Restructuring charges	—	3,475,000

Total operating expenses	1,042,068	4,381,673

Operating loss	(1,109,797)	(4,048,506)

Interest income	44,876	71,004
Interest expense	(37,957)	(18,259)
Loss on sale of available-for-sale securities	(14,989)	—
Other income (expense), net	(543)	3,112

Net loss	(1,118,410)	(3,992,649)
Other comprehensive loss	(53,745)	—

Comprehensive loss	$(1,172,155)	$(3,992,649)

Weighted average number of common shares — basic and diluted	7,483,993	7,563,526

Loss per share of common stock — basic and diluted	$(.15)	$(.53)

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(1,118,410)	$(3,992,649)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	42,614	31,851
Loss on disposal of property, plant and equipment	543	13,857
Interest on notes receivable	(6,889)	—
Compensation related to stock options issued of unrelated entity	66,065	—
Loss on sale of available-for-sale securities	14,989	—
Provision for losses on accounts receivable	20,000	—
Forgiveness of related party receivable related to restructuring	—	537,794
Stock option compensation related to restructuring	—	348,600
Common stock issued related to restructuring	—	580,820
Allowance on officer’s receivable	185,500	—
Interest income recorded on officer’s receivable	(36,987)	(18,493)
Issuance of stock warrants for services	21,364	—
Changes in operating assets and liabilities:
Restricted cash	2,110,870	—
Accounts receivable	(902,407)	98,736
Costs and estimated earnings in excess of billings on uncompleted contracts	407,648	2,816
Inventories	(13,901)	(6,783)
Prepaid expenses and other current assets	66,458	(151,543)
Other receivables	34,639	—
Other assets	—	97,938
Accounts payable and accrued expenses	645,895	(892,015)
Billings in excess of costs and estimated earnings on uncompleted contracts	46,127	(21,026)

Net cash provided by (used in) operating activities	1,584,118	(3,370,097)

Cash flows from investing activities:
Capital expenditures	(23,566)	(1,619)
Sale of available-for-sale securities	239,379	—
Proceeds from sale of assets	5,000	—
Advance on notes receivable	(750,000)	—

Net cash used in investing activities	(529,187)	(1,619)

Cash flows from financing activities:
Proceeds from long-term debt	23,814	—
Proceeds from notes payable to banks	750,000	—
Payments on long-term debt	(31,121)	(21,924)
Payments on mortgage payable	(18,658)	—
Payments on note payable to bank	—	(3,998)
Purchase of treasury stock	(64,487)	—

Net cash provided by (used in) financing activities	659,548	(25,922)

Increase (decrease) in cash and cash equivalents	1,714,479	(3,397,638)
Cash and cash equivalents at beginning of period	844,384	13,133,311

Cash and cash equivalents at end of period	$2,558,863	$9,735,673

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2003 and 2002
(Unaudited)

1.     The accompanying unaudited consolidated financial statements of Entrx Corporation and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management all adjustments, consisting of normal recurring items, necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

     In connection with their resignations, and in lieu of compensation which would otherwise be due under change of control provisions contained in previously executed and adopted employment contracts, which were amended and restated as of January 1, 2002, the Company issued Mr. Kesler 140,000 shares of the Company’s common stock, forgave a loan due from Mr. Kesler in the amount of $543,000 in exchange for future consulting services and paid Mr. Kesler $832,000 in cash, and issued Mr. Dabbene 86,000 shares of the Company’s common stock and paid Mr. Dabbene $637,000 in cash. In addition, all outstanding unvested stock options held by the prior Board of Directors, including Messrs. Dabbene and Kesler, were immediately vested and became exercisable. Messrs. Kesler and Dabbene each agreed to act as a consultant to Entrx under two-year and three-month consulting agreements, respectively. In addition to the payment discussed above, Mr. Dabbene’s compensation for consulting was $5,000 per month. A portion of the cash payments due to Mr. Kesler and Mr. Dabbene ($482,000 and $425,000, respectively) was deposited by Entrx as income and payroll tax withholding on the total compensation paid to each of them.

     In March 2002, the Company reimbursed Mr. Mills $100,000 for legal fees expended by him to effect this change in management.

     During the three months ended March 31, 2002 and the year ended December 31, 2002, the Company recognized $3,475,000 and $3,333,000 of expense, respectively, related to the change of management, including insurance premiums, legal fees, severance pay and relocation of the Company’s headquarters. The cash payments related to these expenses were approximately $2,008,000. The non-cash charges primarily relate to the forgiveness of the loan due from Mr. Kesler, the issuance of common stock to Messrs. Kesler and Dabbene, the expense pursuant to APB No. 25 and related interpretations and the accelerated vesting of stock options for the prior directors.

3.     Certain accounts in the prior quarters consolidated financial statements have been reclassified for comparative purposes to conform with the current quarter consolidated financial statements. The reclassifications had no effect on net loss or shareholder’s equity.

4.     The loss per share amounts for the three months ended March 31, 2003 and March 31, 2002 were computed by dividing the net loss by the weighted average shares outstanding during the applicable period. Dilutive common equivalent shares have not been included in the computation of diluted loss per share because their inclusion would be antidilutive. Antidilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic and diluted loss per share in subsequent periods.

     All stock options and warrants were anti-dilutive as of March 31, 2003 and 2002.

5.     On December 10, 2001 the Company issued a $1,250,000, 6%, non-recourse secured note to Blake Capital Partners, LLC (“Blake”), an entity controlled 100% by Wayne Mills. On February 14, 2002 Mr. Mills became President and CEO of the Company. The note is collateralized by 500,000 shares of the Company’s common stock and any dividends received on the 500,000 shares of the Company’s common stock owned by Blake and Mr. Mills (the “Collateral”). On October 22, 2002, Mr. Mills received 250,000 shares of Chiral Quest, Inc. (OTCBB: CQST) as a dividend on the 500,000 shares of the Company’s common stock. The principal and interest were due June 10, 2002. Blake had the right to extend the maturity date of this note for a period of 90 days, and on June 10, 2002 exercised that right. During the 90-day extension period and beyond, simple interest shall be payable at 12% per annum. The note was not repaid on the extended due date of September 8, 2002. As of March 31, 2003, the market value of the common stock held as Collateral was $677,500, $572,500 less than the face amount of the note.

     Except for the interest due on the note, the note is without recourse to either Blake or Mr. Mills. The Company recorded a $572,500 allowance to record the face amount of the note at the value of the underlying Collateral on March 31, 2003. The carrying value of the loan will continue to fluctuate as the market value of the Company’s and Chiral Quest’s stock held as collateral changes. It is the Company’s policy to recognize interest income on notes receivable as long as the Company deems the note to be collectible.

6.     On May 29, 2002, the Company acquired 145,000,000 shares of common stock, constituting approximately 90% of the outstanding shares of Chiral Quest, Inc. (then named “Surg II, Inc.” and referred to herein as “Chiral Quest”) for $3,000,000 invested into Chiral Quest, and on September 25, 2002 acquired an additional 14,285,714 shares by investing an additional $300,000 into Chiral Quest. Goodwill from these transactions was $387,994, which is not deductible for tax purposes. Prior to the acquisition, Chiral Quest had sold all of its assets and discontinued its former business of manufacturing and marketing medical products.

     The 159,285, 714 shares of no par value common stock of Chiral Quest owned by the Company became 3,982,142 shares of $0.01 par value common stock as of the close of business on October 4, 2002, as the result of a one for 40 reverse stock split of Chiral Quest’s common stock.

     On October 22, 2002, the Company distributed 3,791,576 shares of Chiral Quest to its shareholders as a dividend. Each shareholder of record as of October 11, 2002 received one share of Chiral Quest, Inc. common stock for every two shares of Entrx Corporation common stock held. The Company still owns 190,566 shares of Chiral Quest common stock.

7.     In May 2002, the Company purchased the facilities in Anaheim, California, housing the industrial insulation services operations. The purchase price was $2,047,000. The Company obtained a $1,535,000 mortgage on the building from Community Bank, Anaheim, California that matures on May 1, 2017 and bears interest at a floating rate based upon the bank’s reference rate plus .25% (4.5% at March 31, 2003).

8.     On September 27, 2002, the Company purchased a certificate of deposit (CD) for $2,100,000. This CD was being used as collateral for a letter of credit issued by Community Bank to a customer of the Company’s subsidiary Metalclad Insulation Corporation, as a substitute for a bond to secure a project engaged in by that subsidiary. The letter of credit and CD both mature on July 1, 2003. The CD could not be redeemed until the letter of credit matured or had been cancelled and therefore the CD was classified as restricted cash as of December 31, 2002. On March 25, 2003, the letter of credit was cancelled and the CD was released as collateral. The CD is therefore classified as cash as of March 31, 2003.

9.     The Company classified all equity securities, which are not cash equivalents, as available-for-sale securities. Available-for-sale securities were reported at fair value with all unrealized gains or losses included in other comprehensive loss. The fair value of the securities was determined by quoted market prices of the underlying security.

10.     On July 29, 2002, the Board of Directors authorized a stock repurchase program under which the Company is authorized to repurchase up to 1,000,000 shares of its common stock in the open market. Through March 31, 2003, the Company repurchased 454,800 common shares for an aggregate price of approximately $380,765, including commissions or other expenses associated with the repurchase.

11.     On November 4, 2002, the Company entered an agreement whereby it would lend up to $2.5 million to Zamba Corporation (Zamba) in the form of a collateralized convertible note. The note, when fully funded, was convertible into common stock of Zamba, or at the Company’s option, was payable by Zamba in shares of NextNet Wireless, Inc. (“NextNet”) Series A Preferred Stock owned by Zamba and which collateralized the note. The note was not repayable in cash. The agreement also gave the Company the option to acquire additional shares of NextNet Series A Preferred Stock. The Company had advanced $1,000,000 on the note as of December 31, 2002. On January 13, 2003, the Company advanced $100,000, and on February 17, 2003, advanced an additional $650,000 on the note. On February 17, 2003, the Company amended its agreement with Zamba whereby the total amount the Company would lend to Zamba was reduced to $1,750,000, the provision allowing the Company to convert the loan into Zamba’s common stock was removed, and the option the Company had to purchase additional shares of NextNet Series A Preferred stock from Zamba was also removed. The note matured on March 31, 2003 and the note plus interest receivable was converted into 415,340 shares of NextNet Series A Preferred stock. Mr. Wayne Mills, the CEO of the Company, owns approximately 5.1% of the outstanding common stock of Zamba and approximately 2.5% of NextNet.

12.     On February 5, 2003, a Notice of Involuntary Lien was filed against the Company with the County Recorder for Orange County California in the amount of $104,046. This lien relates to a judgment against the Company for attorney fees in the Company’s NAFTA settlement. The Company has been indemnified by a third party against any judgment and costs related to this case and has contacted the third party seeking indemnification.

13.     On February 14, 2003, the Company entered into a loan agreement with Venture Bank, Bloomington, Minnesota, to borrow $750,000. The loan bears interest at 6.5% and matures on August 14, 2003. The loan is collateralized by a security interest in the Company’s certificate of deposit held by Community Bank and a personal guarantee by the Company’s Chief Executive Officer.

14.     In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of the Company’s common stock at the grant date over the amount the employee must pay for the stock. The Company’s general policy is to grant stock options and warrants at fair value at the date of grant. Options and warrants issued to nonemployees are recorded at fair value, as required by SFAS No. 123 “Accounting for Stock Based Compensation” (Statement 123), using the Black-Scholes pricing model.

     The Company applies APB No. 25 and related interpretations in accounting for its stock options and warrants. Accordingly, $87,429 and $929,420 of compensation cost has been recognized in the accompanying consolidated statements of operations for the three months ended March 31, 2003 and 2002, respectively. Had compensation costs for the Company’s stock options and warrants been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company’s net loss and loss per share would have been changed to the approximate pro forma amounts indicated below:

	For the Three Months Ended
	March 31,
	2003	2002

Net loss:
As reported	$(1,118,410)	$(3,992,649)
Pro forma	(1,181,824)	(4,095,201)
Basic and diluted net loss per share
As reported	$(.15)	$(0.53)
Pro forma	(.16)	$(0.54)
Stock-based compensation
As reported	$87,429	$929,420
Pro forma	63,414	102,552

     The following significant assumptions were utilized to calculate the fair value information presented utilizing the Black-Scholes pricing model:

	For the Three Months Ended March 31,

	2003	2002

Risk Free interest rate	N/A	4.14%
Expected life	N/A	3.3 years
Expected volatility	N/A	156%
Expected dividends	N/A	—

15.     The Company has a line of credit agreement with Community Bank, Anaheim, California, for $1,000,000, which matured on May 1, 2003. Borrowings under the agreement were limited to the lower of $1,000,000 or the Company’s borrowing base, which consists of a specified percentage of certain accounts receivable. As of March 31, 2003, the Company had a balance of $996,000 outstanding on this line of credit. Although the line of credit matured on May 1, 2003, and the Company is not in compliance with certain of the covenants contained in the line of credit agreement, Community Bank has not taken any action to enforce or call for payment of the loan.

16.     A judgment was entered against the Company in December, 2002, in favor of a former employee by the Mexican Federal Labor Arbitration Board, for an unspecified amount. The former employee was seeking in excess of $9,000,000 in damages as a result of his termination as an employee. Subsequent hearings would have to be scheduled and held to quantify the damages and commence collection efforts. The Company believes that the judgment was obtained without the proper notice being given to the Company, and that the judgment is therefore defective. The Company is currently appealing the judgment, and believes that it will be overturned on procedural grounds. The Company believes this claim is without merit and intends to vigorously defend against the claim.

17.     Supplemental disclosures of cash flow information:

     Cash paid for interest was $38,029 and $18,259 for the three months ended March 31, 2003 and 2002, respectively.

     Disclosure of non-cash investing and financing activities:

     Non-cash items related to treasury stock and accrued expenses was $94,119 for the three months ended March 31, 2003.

     Non-cash items related to a note receivable and interest receivable converted into investment in unconsolidated affiliates was $1,756,889 for the three months ended March 31, 2003.

18.     Subsequent Events:

     On April 1, 2003, the Company repaid the $750,000 loan with Venture Bank along with all accrued interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

     All statements, other than statements of historical fact, included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Entrx Corporation (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-Q. Such potential risks and uncertainties include, without limitation, potential reversion of liability for the companies sold in Mexico; the outcome of existing litigation; competitive pricing and other pressures from other businesses in the Company’s markets; adequacy of insurance, including the adequacy of insurance to cover potential future asbestos-related injury claims; economic conditions generally and in the Company’s primary markets; availability of capital, and specifically whether the Company will be able to replace its line of credit loan with Community Bank; the adequacy of the Company’s cash and cash equivalents; whether the Company obtains an extension beyond June 9, 2003, in order to come in compliance with the NASDAQ requirement of a $1.00 per share market price; cost of labor; and other risk factors detailed herein and in other of the Company’s filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this Form 10-Q and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements.

Results of Operations: Three Months Ended March 31, 2003 and 2002

     General. For over 30 years, the Company has been providing insulation and asbestos abatement services, primarily on the West Coast. Through Metalclad Insulation Corporation, the Company provides these services to a wide range of industrial, commercial and public agency clients. Insulation services include the installation of high- and low-temperature insulation on pipe, ducts, furnaces, boilers, and other types of industrial equipment and commercial applications. Asbestos abatement services include removal and disposal of asbestos-containing products in similar applications. The Company fabricates specialty items for the insulation industry, and sells insulation material and accessories incident to its services business to its customers as well as to other contractors. A diverse list of clientele includes refineries, utilities, chemical/petrochemical plants, manufacturing facilities, commercial properties, office buildings and various governmental facilities.

Revenue

     Total revenue for the three months ended March 31 2003, was $3,902,000 as compared to $3,182,000 for the comparable period ended March 31, 2002, an increase of 23%, primarily as a result of an increase in contract revenue. Material sales revenue, which is immaterial to overall revenue, was $153,000 for the three months ended March 31, 2003, as compared to $17,000 for the three months ended March 31, 2002.

Cost of Revenue and Gross Margin

     Total cost of revenue was $3,970,000 for the three months ended March 31, 2003 as compared to $2,849,000 for the three months ended March 31, 2002, an increase of 39% primarily due to the increase in revenue and also due to unanticipated costs on certain fixed bid projects. The gross margin (loss) percentage was approximately (1.7)% for the three months ended March 31, 2003 as compared to 10.5% for the three months ended March 31, 2002.

Selling, General and Administrative

     Selling, general and administrative expenses for the three months ended March 31, 2003 were $857,000 as compared to $907,000 for the comparable period ended March 31, 2002, a decrease of 6%. The decrease is primarily the result of a decrease in legal fees, salaries and employee related expenses partially offset by a recruiting expense related to the hiring of a new President for the Company’s subsidiary, Metalclad Insulation Corporation.

Other Expense

     For the three months ended March 31, 2003, the Company recorded an allowance of $185,500 related to a non-recourse loan to a corporate officer. The Company adjusted the carrying value of the note to the market value of the 500,000 shares of the Company’s common stock and 250,000 shares of Chiral Quest, Inc. (OTCBB: CQST) held as collateral as of March 31, 2003. The carrying value of the loan will continue to fluctuate as the market value of the Company’s and Chiral Quest Inc.’s stock held as collateral changes.

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

     In connection with their resignations, and in lieu of compensation which would otherwise be due under change of control provisions contained in previously executed and adopted employment contracts, which were amended and restated as of January 1, 2002, the Company issued Mr. Kesler 140,000 shares of the Company’s common stock, forgave a loan due from Mr. Kesler in the amount of $543,000 in exchange for future consulting services and paid Mr. Kesler $832,000 in cash, and issued Mr. Dabbene 86,000 shares of the Company’s common stock and paid Mr. Dabbene $637,000 in cash. In addition, all outstanding unvested stock options held by the prior Board of Directors, including Messrs. Kesler and Dabbene, were immediately vested and became exercisable. Messrs. Kesler and Dabbene each agreed to act as a consultant to Entrx under two-year and three-month consulting agreements, respectively. In addition to the payment discussed above, Mr. Dabbene’s compensation for consulting was $5,000 per month. A portion of the cash payments due to Mr. Kesler and Mr. Dabbene ($482,000 and $425,000, respectively) was deposited by Entrx as income and payroll tax withholding on the total compensation paid to each of them.

     In March 2002, the Company reimbursed Mr. Mills $100,000 for legal fees expended by him to effect this change in management.

     During the three months ended March 31, 2002 and the year ended December 31, 2002, the Company recognized $3,475,000 and $3,333,000 of expense, respectively, related to the change of management, including insurance premiums, legal fees, severance pay and relocation of the Company’s headquarters. The cash payments related to these expenses were approximately $2,008,000. The non-cash charges primarily relate to the forgiveness of the loan due from Mr. Kesler, the issuance of common stock to Messrs. Kesler and Dabbene, the expense pursuant to APB No. 25 and the related interpretations and the accelerated vesting of stock options for the prior directors.

Interest Income and Expense

     Net interest income for the three months ended March 31, 2003 was $7,000 as compared to net interest income of $53,000 for the three months ended March 31, 2002. The decrease was primarily due to lower average cash and cash equivalent balances for the three months ended March 31, 2003 as compared to March 31, 2002 generating lower interest income. Also impacting net interest income was the mortgage payable for Metalclad Insulation Corporation’s building and a loan outstanding with Venture Bank for part of the three months ended March 31, 2003 that increased interest expense as compared with the three months ended March 31, 2002. These changes were partially offset by an increase in the interest rate received on an interest-bearing loan to a corporate officer outstanding during the three months ended March 31, 2003 as compared with the rate received during the three months ended March 31, 2002.

Net Loss

     The Company experienced a net loss of $1,118,000 (or a loss of $0.15 per share) for the three months ended March 31, 2003, as compared to net loss of $3,993,000 (or a loss of $0.53 per share) for the comparable period ended March 31, 2002. The net loss for the three months ended March 31, 2003 includes a charge of $185,500 related to the allowance on the officer’s receivable and the net loss for the three months ended March 31, 2002 includes a charge of $3,475,000 related to the restructuring.

Liquidity and Capital Resources

     As of March 31, 2003, the Company had $2,559,000 in cash and cash equivalents and $284,000 in available-for-sale securities. The Company had working capital of $1,744,000. The Company has a line of credit agreement with a bank for $1,000,000 which matured on May 1, 2003. Borrowings under the agreement were limited to the lower of $1,000,000 or the Company’s borrowing base, which consists of a specified percentage of certain accounts receivable. As of March 31, 2003, the Company had a balance of $996,000 outstanding on this line of credit. Although the line of credit has matured, and the Company is not in compliance with certain of the covenants contained in the line of credit agreement, Community Bank has not taken action to enforce or call for payment of the loan. Management believes it will be able to replace the line of credit loan from another bank.

     Cash provided by operations was $1,685,000 for the three months ended March 31, 2003 compared with cash used in operations of $3,370,000 for the three months ended March 31, 2002. For the three months ended March 31, 2003 the positive cash flow from operations was primarily the result of previously restricted cash becoming unrestricted, an increase in accounts payable and accrued expenses and a decrease in costs and estimated earnings in excess of billings on uncompleted contracts. These sources were partially offset by uses related to funding the operating losses and an increase in accounts receivable. For the three months ended March 31, 2002 the negative cash flow from operations was primarily the result of funding operating losses principally due to the Company’s restructuring. In addition the Company used cash to decrease its accounts payable and accrued expenses and increased its prepaid expenses, primarily related to insurance. These uses were partially offset by non-cash expenses for stock-based compensation and the forgiveness of the loan to Mr. Kesler.

     Net investing activities used $529,000 and $2,000 of cash in the three months ended March 31, 2003 and 2002, respectively. In the three months ended March 31, 2003, the Company converted a note receivable from Zamba Corporation into shares of Nextnet Wireless, Inc Series A Preferred stock. The Company generated cash by selling available-for-sale securities in the three months ended March 31, 2003. For both the three months ended March 31, 2003 and 2002 the Company used cash for capital expenditures, primarily at the Company’s subsidiary, Metalclad Insulation Corporation (“Metalclad Insulation”).

     Cash provided by financing activities totaled $660,000 for the three months ended March 31, 2003 compared with cash used in financing activities of $26,000 for the comparable period in 2002. The Company obtained a loan during the three months ended March 31, 2003 that provided $750,000 of cash. Purchases of treasury stock used $64,000 of cash during the three months ended March 31, 2003. Payments on long-term borrowings used $31,000 and $22,000 of cash in the three months ended March 31, 2003 and 2002, respectively.

     Prior to 1975, the Company was engaged in the sale and installation of asbestos related insulation materials, and has been the subject of numerous claims of personal injury allegedly related to asbestos exposure. Many of these claims are now being brought by the children and close relatives of persons who have died, allegedly as a result of the direct or indirect exposure to asbestos.

     The number of asbestos related claims which have been initiated naming the Company as a defendant have increased from 254 in 1999, 527 in 2000 and 685 in 2001, but slightly decreased to 583 in 2002. The sympathies of juries, the aggressiveness of the plaintiff’s bar, and the declining defendant base as a result of business failures, has also led to a trend of larger payments and settlements per claim. As of December 31, 2002, there were in excess of 660 such claims pending, down from 700 at the end of 2001.

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

     On May 29, 2002, the Company acquired 145,000,000 shares of Chiral Quest, Inc. (formerly Surg II, Inc. and referred to herein as “Chiral Quest”) common stock, constituting approximately 90% of the outstanding shares of Chiral Quest for $3,000,000 invested into Chiral Quest, and on September 25, 2002 acquired an additional 14,285,714 shares by investing an additional $300,000 into Chiral Quest. Prior to the acquisition, Chiral Quest had sold all of its assets and discontinued its former business of manufacturing and marketing medical products.

     The 159,285,714 shares of no par value common stock of Chiral Quest owned by the Company became 3,982,142 shares of $0.01 par value common stock as of the close of business on October 4, 2002, as the result of a one for 40 reverse stock split of Chiral Quest’s common stock.

     On October 22, 2002, the Company distributed 3,791,576 shares of Chiral Quest to its shareholders as a dividend. Each shareholder of record as of October 11, 2002 received one share of Chiral Quest common stock for every two shares of the Company’s common stock held. The Company still owns 190,566 shares of Chiral Quest common stock. On February

18, 2003, Chiral Quest merged with Chiral Quest, LLC at which time it changed its name from Surg II, Inc. to Chiral Quest, Inc. (OTCBB: CQST)

     On November 4, 2002 the Company entered an agreement whereby it would lend up to $2.5 million to Zamba Corporation (Zamba) in the form of a collateralized convertible note. The note, when fully funded, was convertible into common stock of Zamba, or at the Company’s option, was payable by Zamba in shares of NextNet Wireless, Inc. (“NextNet”) Series A Preferred Stock owned by Zamba and which collateralized the note. The note was not repayable in cash. The agreement also gave the Company the option to acquire additional shares of NextNet Series A Preferred Stock. The Company had advanced $1,000,000 on the note as of December 31, 2002. On January 13, 2003, the Company advanced $100,000 and on February 17, 2003, advanced an additional $650,000 on the note. On February 17, 2003, the Company amended its agreement with Zamba whereby the total amount the Company would lend to Zamba was reduced to $1,750,000, the provision allowing the Company to convert the loan into Zamba’s common stock was removed and the option the Company had to purchase an additional 750,000 shares of NextNet Wireless stock from Zamba was also removed. The loan was collateralized with shares of NextNet Wireless, Inc. (“NextNet Wireless”) stock owned by Zamba. The loan was not repayable in cash, but was repayable through conversion into shares of Zamba’s NextNet Wireless Series A Preferred stock. The note matured on March 31, 2003 and was converted in to 415,340 shares of NextNet Wireless Series A Preferred stock. Mr. Wayne Mills, the CEO of the Company, owns approximately 5.1% of the outstanding common stock of Zamba and approximately 2.5% of NextNet Wireless.

     On February 14, 2003, the Company entered into a loan agreement with Venture Bank, Bloomington, Minnesota, to borrow $750,000. The loan bears interest at 6.5% and matures on August 14, 2003. The loan is collateralized by a security interest in the Company’s certificate of deposit held by Community Bank and a personal guarantee by the Company’s Chief Executive Officer. The loan was repaid on April 1, 2003.

     Management believes that its cash, cash equivalents and borrowings available under the credit agreement should be sufficient to satisfy its cash requirements for the next twelve months.

     On December 11, 2002, the Company received a notice from The Nasdaq Stock Market, Inc. advising the Company that because the minimum bid price of the Company’s Common Stock was not at least $1.00 for thirty consecutive trading days, the Company does not meet the requirements for continued listing on The Nasdaq SmallCap Market. The Company has 180 calendar days from the notice, or until June 9, 2003, to regain compliance, obtain an extension or be delisted. Management believes that it will receive a 180 day extension to December 6, 2003, in order to come back in compliance or be delisted. If such delisting occurs, it is likely that the Company’s common stock will be traded on the over-the-counter Bulletin Board, or the newly established BBX, which may result in significantly less interest in and liquidity for such stock. Once delisted from the NASDAQ SmallCap Market, the standards for obtaining relisting become more stringent, currently including a requirement that the Company’s common stock have a market price of $4.00 or more per share.

Critical Accounting Policies and Estimates

     Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our annual report for the year ended December 31, 2002. The accounting policies used in preparing our interim 2003 consolidated condensed financial statements are the same as those described in our annual report.

     Our critical accounting policies are those both having the most impact to the reporting of our financial condition and results, and requiring significant judgments and estimates. Our critical accounting policies include those related to (a) revenue recognition and (b) investment, at cost and (c) allowance for uncollectible accounts receivable. Revenue recognition for fixed price insulation installation and asbestos abatement contracts are accounted for by the percentage-of-completion method wherein costs and estimated earnings are included in revenues as the work is performed. If a loss on a fixed price contract is indicated, the entire amount of the estimated loss is accrued when known. The investments at less than 20% of ownership are recorded at cost and the carrying value is evaluated quarterly. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on management’s evaluation of the financial condition of the customer. Future changes in the financial condition of a customer may require an adjustment to the allowance for uncollectible accounts receivable.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The fair value of the Company’s investments in available-for-sale securities at March 31, 2003 was approximately $284,000. The Company’s investment policy is to manage its available-for-sale securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio. The available-for-sale securities are shares of Chiral Quest, Inc. stock. Specific changes in the value of the common stock of Chiral Quest, Inc. will affect the fair value of the available-for-sale securities portfolio; however, such gains or losses would not be realized unless the investments were sold.

     In December 2001, the Company issued a $1,250,000, 6%, non-recourse secured note to an individual who eventually became an officer and director of the Company. The note is collateralized by 500,000 shares of the Company’s common stock and any dividends received on the 500,000 shares of the Company’s common stock owned by the borrower. On October 22, 2002, the borrower received 250,000 shares of Chiral Quest, Inc. (OTCBB: CQST) as a dividend on the 500,000 shares of the Company’s common stock. Since the loan is without recourse to the borrower, as the market price of the Company’s and Chiral Quest, Inc.’s stock fluctuates, the carrying value of the loan receivable will change. As of March 31, 2003, the Company had recorded a reserve of $527,500 related to the market fluctuations of the Company’s and Chiral Quest, Inc.’s common stock trading value. Additional changes in the market value could result in additional reductions of the notes receivable carrying value.

     The Company’s long-term debt and mortgage payable are subject to interest rate risk since the interest rate is not a fixed rate. The Company does not expect any fluctuations in the interest rates to have a material effect on their consolidated financial position or results of operations.

Item 4. Controls and Procedures

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

     The number of asbestos related claims which have been initiated naming the Company as a defendant have increased from 254 in 1999, 527 in 2000 and 685 in 2001, but slightly decreased to 583 in 2002. The sympathies of juries, the aggressiveness of the plaintiff’s bar, and the declining defendant base as a result of business failures, has also led to a trend of larger payments and settlements per claim. As of December 31, 2002, there were in excess of 660 such claims pending, down from 700 at the end of 2001.

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

     In October 1999, the Company completed the sale of its operating businesses and its development project located in Aguascalientes, Mexico. The sale specifically excluded those Mexican assets involved in the Company’s NAFTA claim. Under the terms of the sale the Company received an initial cash payment of $125,000 and recorded a receivable for $779,000. On November 13, 2000, the Company filed a complaint in the Superior Court of California against a former employee, the U.S. parent of the buyer and its representative for breach of contract, fraud, collusion and other causes of action in connection with this sale. This case is one where the Company has suffered damages and continues to accrue damages and a monetary award is sought as the remedy. An arbitration hearing was held in September, 2002 in Mexico City, as requested by one of the defendants. This arbitration hearing was solely to determine the validity of the assignment of the purchase and sale agreement by the buyer to a company formed by the former employee defendant. On April 8, 2003, the arbitrator ruled that the assignment was inexistent, due to the absence of consent from the Company. The Company believes it will now be able to move forward in the U.S. with its complaint. No assurances can be given on the outcome. The Company has fully reserved its $779,000 note receivable, which was recorded at the date of sale, but will continue to pursue its claims.

     A judgment was entered against the Company in December, 2002, in favor of the same former employee referred to in the foregoing paragraph by the Mexican Federal Labor Arbitration Board, for an unspecified amount. The former employee was seeking in excess of $9,000,000 in damages as a result of his termination as an employee. Subsequent hearings would have to be scheduled and held to quantify the damages and commence collection efforts. The Company believes that the judgment was obtained without the proper notice being given to the Company, and that the judgment is therefore defective. The Company is currently appealing the judgment, and believes that it will be overturned on procedural grounds. The Company believes this claim is without merit and intends to vigorously defend against the claim.

Item 2. Changes in Securities

     None

Item 3 Defaults Upon Senior Securities

     Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     a) Exhibits

10.1 Employment agreement between Metalclad Insulation, Entrx Corporation and Geoffrey B. Larson dated March 19, 2003.

99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     b) Reports on Form 8-K

     None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTRX CORPORATION

Date: May 12, 2003	By:	/s/ Wayne W. Mills Wayne W. Mills Chief Executive Officer

Date: May 12, 2003	By:	/s/ Brian D. Niebur Brian D. Niebur Chief Financial Officer (Principal Accounting Officer)

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

Date:	May 12, 2003	/s/ Wayne W. Mills By: Wayne W. Mills President and Chief Executive Officer

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

Date:	May 12, 2003	/s/ Brian D. Niebur By: Brian D. Niebur Chief Financial Officer