Form 10-Q
period 2003-06-30
ENTRX CORP
filed 2003-08-11
CIK 13547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     As of August 1, 2003, the registrant had 7,244,215 shares outstanding of its Common Stock, $.10 par value.

ENTRX CORPORATION AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,

	2003	2002

	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,285,640	$844,384
Available-for-sale securities	347,998	592,547
Restricted cash	—	2,110,870
Accounts receivable, less allowance for doubtful accounts of $80,933 and $61,500 as of June 30, 2003 and December 31, 2002	1,831,948	1,639,528
Costs and estimated earnings in excess of billings on uncompleted contracts	266,489	526,219
Inventories	188,577	157,527
Prepaid expenses and other current assets	128,326	229,926
Other receivables	218,368	429,007
Note receivable	—	1,000,000

Total current assets	4,267,346	7,530,008
Property, plant and equipment, net	2,472,994	2,474,815
Investment in unconsolidated affiliates, at cost	2,756,889	1,000,000
Other assets	58,539	58,539

	$9,555,768	$11,063,362

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$996,002	$996,002
Current portion of long-term debt	117,587	100,328
Current portion of mortgage payable	77,643	75,740
Accounts payable	1,302,211	1,093,375
Accrued expenses	511,801	649,558
Billings in excess of costs and estimated earnings on uncompleted contracts	51,109	13,352

Total current liabilities	3,056,353	2,928,355
Long-term debt, less current portion	204,553	208,060
Mortgage payable, less current portion	1,379,353	1,418,419

Total liabilities	4,640,259	4,554,834

Shareholders’ equity:
Preferred stock, par value $1; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.10; 80,000,000 shares authorized; 7,699,015 and 7,244,215 issued and outstanding, respectively, as of June 30, 2003 and 7,699,015 and 7,504,215 issued and outstanding, respectively, as of December 31, 2002	769,901	769,901
Additional paid-in capital	69,552,716	69,531,352
Less treasury stock at cost, 454,800 and 194,800 shares as of June 30, 2003 and December 31, 2002, respectively	(380,765)	(222,159)
Accumulated deficit	(63,937,950)	(62,667,676)
Officer’s receivable, net	(1,245,822)	(984,438)
Deferred compensation	—	(66,065)
Accumulated other comprehensive income	157,429	147,613

	4,915,509	6,508,528

	$9,555,768	$11,063,362

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Revenue:
Contract revenues	$2,961,149	$4,259,845	$6,709,472	$7,425,469
Material sales	121,426	10,982	275,372	27,567

Total revenue	3,082,575	4,270,827	6,984,844	7,453,036

Cost of revenue:
Contract costs and expenses	2,545,982	3,728,615	6,384,171	6,565,986
Cost of materials sales	94,462	7,895	226,271	19,566

Total cost of revenue	2,640,444	3,736,510	6,610,442	6,585,552

Gross margin	442,131	534,317	374,402	867,484

Operating expenses:
Selling, general and administrative	971,359	1,143,169	1,827,927	2,049,842
Decrease in allowance on officer’s receivable	(372,500)	—	(187,000)	—
Restructuring charges	—	—	—	3,475,000

Total operating expenses	598,859	1,143,169	1,640,927	5,524,842

Operating loss	(156,728)	(608,852)	(1,266,525)	(4,657,358)

Interest income	40,707	71,726	85,583	142,730
Interest expense	(35,843)	(29,751)	(73,800)	(48,010)
Loss on sale of available-for-sale securities	—	—	(14,989)	—
Other income (expense), net	—	—	(543)	3,112
Minority interest in net loss	—	240	—	240

Net loss	(151,864)	(566,637)	(1,270,274)	(4,559,286)
Other comprehensive income	63,561	—	9,816	—

Comprehensive loss	$(88,303)	$(566,637)	$(1,260,458)	$(4,559,286)

Weighted average number of common shares — basic and diluted	7,244,215	7,674,015	7,363,422	7,619,076

Loss per share of common stock — basic and diluted	$(.02)	$(.07)	$(.17)	$(.60)

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,

	2003	2002

	(unaudited)
Cash flows from operating activities:
Net loss	$(1,270,274)	$(4,559,286)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Minority interest in net loss of consolidated subsidiary	—	(240)
Depreciation and amortization	84,548	67,141
Loss on disposal of property, plant and equipment	543	13,857
Interest on notes receivable	(6,889)	—
Compensation related to stock options issued of unrelated entity	66,065	—
Loss on sale of available-for-sale securities	14,989	—
Provision for losses on accounts receivable	20,000	—
Forgiveness of related party receivable related to restructuring	—	537,794
Stock option compensation related to restructuring	—	348,600
Common stock issued related to restructuring	—	580,820
Allowance on officer’s receivable	(187,000)	—
Interest income recorded on officer’s receivable	(74,387)	(41,301)
Issuance of stock warrants for services	21,364	—
Changes in operating assets and liabilities:
Restricted cash	2,110,870	—
Accounts receivable	(212,420)	(481,702)
Costs and estimated earnings in excess of billings on uncompleted contracts	259,730	20,203
Inventories	(31,050)	(15,233)
Prepaid expenses and other current assets	101,600	(78,015)
Other receivables	210,639	—
Other assets	—	111,414
Accounts payable and accrued expenses	(23,040)	(838,883)
Billings in excess of costs and estimated earnings on uncompleted contracts	37,757	79,076

Net cash provided by (used in) operating activities	1,123,045	(4,255,755)

Cash flows from investing activities:
Capital expenditures	(88,270)	(2,075,750)
Sale of available-for-sale securities	239,379	—
Proceeds from sale of assets	5,000	—
Advance on notes receivable	(750,000)	—

Net cash used in investing activities	(593,891)	(2,075,750)

Cash flows from financing activities:
Proceeds from long-term debt	72,630	—
Proceeds from mortgage payable	—	1,535,000
Proceeds from notes payable to banks	750,000	—
Payments on long-term debt	(58,878)	(17,545)
Payments on mortgage payable	(37,163)	(6,025)
Payments on note payable to banks	(750,000)	(3,998)
Purchase of treasury stock	(64,487)	—

Net cash provided by (used in) financing activities	(87,898)	1,507,432

Increase (decrease) in cash and cash equivalents	441,256	(4,824,073)
Cash and cash equivalents at beginning of period	844,384	13,133,311

Cash and cash equivalents at end of period	$1,285,640	$8,309,238

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2003 and 2002
(Unaudited)

1.     The accompanying unaudited consolidated financial statements of Entrx Corporation and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management all adjustments, consisting of normal recurring items, necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

     During the six months ended June 30, 2002 and the year ended December 31, 2002, the Company recognized $3,475,000 and $3,333,000 of expense, respectively, related to the change of management, including insurance premiums, legal fees, severance pay and relocation of the Company’s headquarters. The cash payments related to these expenses were approximately $2,008,000. The non-cash charges primarily relate to the forgiveness of the loan due from Mr. Kesler, the issuance of common stock to Messrs. Kesler and Dabbene, the expense pursuant to APB No. 25 and related interpretations and the accelerated vesting of stock options for the prior directors.

3.     Certain accounts in the previous quarters consolidated financial statements have been reclassified for comparative purposes to conform with the current quarter consolidated financial statements. The reclassifications had no effect on net loss or shareholders’ equity.

4.     The loss per share amounts for the three and six months ended June 30, 2003 and June 30, 2002 were computed by dividing the net loss by the weighted average shares outstanding during the applicable period. Dilutive common equivalent shares have not been included in the computation of diluted loss per share because their inclusion would be antidilutive. Antidilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic and diluted loss per share in subsequent periods.

     All stock options and warrants were anti-dilutive as of June 30, 2003 and 2002.

5.     On December 10, 2001 the Company issued a $1,250,000, 6%, non-recourse secured note to Blake Capital Partners, LLC (“Blake”), an entity controlled 100% by Wayne Mills. On February 14, 2002 Mr. Mills became President and CEO of the Company. The note is collateralized by 500,000 shares of the Company’s common stock and any dividends received on the 500,000 shares of the Company’s common stock owned by Blake and Mr. Mills (the “Collateral”). On October 22, 2002, Blake and Mr. Mills received 250,000 shares of Chiral Quest, Inc. (OTCBB: CQST) as a stock dividend on the 500,000 shares of the Company’s common stock, and deposited those shares as Collateral. The principal and interest were due June 10, 2002. Blake had the right to extend the maturity date of this note for a period of 90 days, and on June 10, 2002 exercised that right. During the 90-day extension period and beyond, simple interest shall be payable at 12% per annum. The note was not repaid on the extended due date of September 8, 2002. The Company’s only right against the Collateral is to cancel the shares and apply $2.50 for each share so cancelled against the principal and interest due under the note. Blake has the right to put the shares of the Company’s common stock held as Collateral to the Company at $2.50 per share, and have that amount applied to the principal balance of the note. As of June 30, 2003, the market value of the stock held as Collateral was $1,050,000, $200,000 less than the face amount of the note.

     Except for the interest due on the note, the note is without recourse to either Blake or Mr. Mills. The Company recorded a $200,000 allowance to record the face amount of the note at the value of the underlying Collateral on June 30, 2003. The carrying value of the loan will continue to fluctuate as the market value of the Company’s and Chiral Quest’s stock held as collateral changes. It is the Company’s policy to recognize interest income on notes receivable as long as the Company deems the note to be collectible.

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

     The Company has issued options to purchase a total of 75,000 shares of its available-for-sale securities holdings in Chiral Quest to three members of the Company’s Board of Directors. The options are fully vested and have an exercise price of $1.25 per share.

7.     In May 2002, the Company purchased the facilities in Anaheim, California, housing the industrial insulation services operations. The purchase price was $2,047,000. The Company obtained a $1,535,000 mortgage on the building from Community Bank, Anaheim, California that matures on May 1, 2017 and bears interest at a floating rate based upon the bank’s reference rate plus .25% (4.5% at June 30, 2003).

8.     On September 27, 2002, the Company purchased a certificate of deposit (CD) for $2,100,000. This CD was being used as collateral for a letter of credit issued by Community Bank to a customer of the Company’s subsidiary Metalclad Insulation Corporation, as a substitute for a bond to secure a project engaged in by that subsidiary. The letter of credit and CD both were to mature on July 1, 2003. The CD could not be redeemed until the letter of credit matured or had been cancelled and therefore the CD was classified as restricted cash as of December 31, 2002. On March 25, 2003, the letter of credit was cancelled and the CD was released as collateral.

9.     The Company classified all equity securities, which are not cash equivalents, as available-for-sale securities. Available-for-sale securities were reported at fair value with all unrealized gains or losses included in other comprehensive loss. The fair value of the securities was determined by quoted market prices of the underlying security.

10.     On July 29, 2002, the Board of Directors authorized a stock repurchase program under which the Company is authorized to repurchase up to 1,000,000 shares of its common stock in the open market. Through June 30, 2003, the Company repurchased 454,800 common shares for an aggregate price of approximately $380,765, including commissions or other expenses associated with the repurchase.

11.     On November 4, 2002, the Company entered an agreement whereby it would lend up to $2.5 million to Zamba Corporation (Zamba) in the form of a collateralized convertible note. The note, when fully funded, was convertible into common stock of Zamba, or at the Company’s option, was payable by Zamba in shares of NextNet Wireless, Inc. (“NextNet”) Series A Preferred Stock owned by Zamba and which collateralized the note. The note was not repayable in cash. The agreement also gave the Company the option to acquire additional shares of NextNet Series A Preferred Stock. The Company had advanced $1,000,000 on the note as of December 31, 2002. On January 13, 2003, the Company advanced $100,000, and on February 17, 2003, advanced an additional $650,000 on the note. On February 17, 2003, the Company amended its agreement with Zamba whereby the total amount the Company would lend to Zamba was reduced to $1,750,000, the provision allowing the Company to convert the loan into Zamba’s common stock was removed, and the option the Company had to purchase an additional 750,000 shares of NextNet Series A Preferred Stock from Zamba was also removed. The note matured on March 31, 2003 and the note plus interest receivable was converted into 415,340 shares of NextNet Series A Preferred Stock. Each share of the NextNet Series A Preferred Stock is convertible into three shares of NextNet common stock. This investment is valued at cost since our investment is less than 10% and we do not have majority control of the Company. On November 4, 2002, Mr. Wayne Mills, the CEO of the Company, owned approximately 6.3% of the outstanding common stock of Zamba and approximately 3.3% of NextNet and as of June 30, 2003 Mr. Mills owns approximately 5.4% of the outstanding common stock of Zamba and approximately 2.0% of NextNet.

12.     On February 5, 2003, a Notice of Involuntary Lien was filed against the Company with the County Recorder for Orange County California in the amount of $104,046. This lien relates to a judgment against the Company for attorney fees in the Company’s NAFTA settlement. The total amount of the claim including interest and collection costs is $111,406. Subsequent to the lien being filed, $27,050 was paid to the lien holder from a trust fund established by the Company and a third party to pay for any judgments and defense costs related to this lawsuit. The Company has agreed to pay the remaining $84,356 of the claim in three installments. $10,085 was paid on July 21, 2003, $37,135 will be paid on or before August 24, 2003 and $37,136 on or before September 24, 2003.

     The Company has been indemnified by the third party against any judgments and costs related to this lawsuit in excess of the trust fund and has contacted the third party seeking indemnification. The third party has refused to honor its indemnification obligation and the Company has therefore initiated legal proceedings against the third party. The third party has filed a cross-complaint against the Company seeking $100,000 due to undue influence, duress, fraud, unconscionability and conspiracy related to the original indemnification agreement. The Company believes the cross-complaint is without merit. Due to the uncertainty regarding indemnification, during the three months ended June 30, 2003 the Company recorded $84,356 of expense related to the remaining balance of the judgment.

13.     On February 14, 2003, the Company entered into a loan agreement with Venture Bank, Bloomington, Minnesota, to borrow $750,000. On April 1, 2003, the Company repaid the $750,000 loan with Venture Bank along with all accrued interest.

14.     In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of the Company’s common stock at the grant date over the amount the employee must pay for the stock. The Company’s general policy is to grant stock options and warrants at fair value at the date of grant. Options and warrants issued to nonemployees are recorded at fair value, as required by SFAS No. 123 “Accounting for Stock Based Compensation”, using the Black-Scholes pricing model.

     The Company applies APB No. 25 and related interpretations in accounting for its stock options and warrants. Accordingly, no compensation cost has been recognized in the accompanying consolidated statements of operations for the three months ended June 30, 2003 and 2002, respectively, and $87,429 and $929,420 of compensation cost has been recognized in the accompanying consolidated statements of operations for the six months ended June 30, 2003 and 2002, respectively. Had compensation costs for the Company’s stock options and warrants been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company’s net loss and loss per share would have been changed to the approximate pro forma amounts indicated below:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Net loss:
As reported	$(151,864)	$(566,637)	$(1,270,274)	$(4,559,286)
Pro forma	(241,669)	(644,283)	(1,423,493)	(4,739,484)
Basic and diluted net loss per share As reported	$(0.02)	$(0.07)	$(0.17)	$(0.60)
Pro forma	(0.03)	(0.08)	(0.19)	(0.62)
Stock-based compensation As reported	$0	$0	$87,429	$929,420
Pro forma	89,805	77,646	153,219	180,198

     The following significant assumptions were utilized to calculate the fair value information presented utilizing the Black-Scholes pricing model:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2003	2002	2003	2002

Risk Free interest rate	2.93%	3.49%	2.93%	4.06%
Expected life	4.1 years	3.0 years	4.1 years	3.3 years
Expected volatility	140%	156%	140%	156%
Expected dividends	—	—	—	—

15.     The Company has a line of credit agreement with Community Bank, Anaheim, California, for $1,000,000, which matured on May 1, 2003. Borrowings under the agreement were limited to the lower of $1,000,000 or the Company’s borrowing base, which consists of a specified percentage of certain accounts receivable. As of June 30, 2003, the Company had a balance of $996,000 outstanding on this line of credit. Although the line of credit matured on May 1, 2003, and the Company is not in compliance with certain of the covenants contained in the line of credit agreement, Community Bank currently has not declared a default or exercised their rights and remedies under the line of credit agreement to collect the amount due. The Company has been investigating alternative banking relationships and has received an expression of interest letter from another bank.

16.     A default was entered against the Company in December 2002, in favor of a former employee by the Mexican Federal Labor Arbitration Board, for an unspecified amount. The former employee was seeking in excess of $9,000,000 in damages as a result of his termination as an employee. The default was obtained without the proper notice being given to the Company, and was set aside in the quarter ended June 30, 2003. A hearing on the merits of the former employee’s claim is being scheduled. The Company believes this claim is without merit and intends to vigorously defend against it.

17.     Supplemental disclosures of cash flow information:

     Cash paid for interest was $72,664 and $41,638 for the six months ended June 30, 2003 and 2002, respectively.

     Disclosure of non-cash investing and financing activities:

     Non-cash items related to a note receivable and interest receivable converted into investment in unconsolidated affiliates was $1,756,889 for the six months ended June 30, 2003.

     As part of the purchase of Chiral Quest, Inc., formerly Surg II, Inc., the Company had goodwill of $384,679 and minority interests of $264,749 during the six months ended June 30, 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

     All statements, other than statements of historical fact, included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Entrx Corporation (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-Q. Such potential risks and uncertainties include, without limitation; the outcome of existing litigation; competitive pricing and other pressures from other businesses in the Company’s markets; adequacy of insurance, including the adequacy of insurance to cover potential future asbestos-related injury claims; economic conditions generally and in the Company’s primary markets; availability of capital, and specifically whether the Company will be able to replace its line of credit loan with Community Bank; the adequacy of the Company’s cash and cash equivalents; cost of labor; and other risk factors detailed herein and in other of the Company’s filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this Form 10-Q and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements.

Results of Operations: Three and Six Months Ended June 30, 2003 and 2002

     General. The Company provides insulation and asbestos abatement services, primarily on the West Coast. Through its wholly-owned subsidiary Metalclad Insulation Corporation, the Company provides these services to a wide range of industrial, commercial and public agency clients. Insulation services include the installation of high- and low-temperature insulation on pipe, ducts, furnaces, boilers, and other types of industrial equipment and commercial applications. Asbestos abatement services include removal and disposal of asbestos-containing products in similar applications. The Company fabricates specialty items for the insulation industry, and sells insulation material and accessories incident to its services business to its customers as well as to other contractors. A diverse list of clientele includes refineries, utilities, chemical/petrochemical plants, manufacturing facilities, commercial properties, office buildings and various governmental facilities.

Revenue

     Total revenue for the three months ended June 30 2003, was $3,083,000 as compared to $4,271,000 for the comparable period ended June 30, 2002, a decrease of 27.8%. For the six months ended June 30, 2003, total revenue was $6,985,000 as compared to $7,453,000 for the six months ended June 30, 2002, a decrease of 6.3%. These decreases are primarily a result of the general economic business environment and the Company’s efforts to concentrate on higher margin projects.

Cost of Revenue and Gross Margin

     Total cost of revenue was $2,640,000 for the three months ended June 30, 2003 as compared to $3,737,000 for the three months ended June 30, 2002, a decrease of 29.3% primarily due to the decrease in revenue. The gross margin percentage was approximately 14.3% for the three months ended June 30, 2003 as compared to 12.5% for the three months ended June 30, 2002 primarily due to the Company concentrating on higher margin projects. For the six months ended June 30, 2003 total cost of revenue was $6,610,000 compared to $6,586,000 for the six months ended June 30, 2002. For the six months ended June 30, 2003, the gross margin percentage was 5.4% as compared to 11.6% for the six months ended June 30, 2002. The gross margin percentage decreased due to unanticipated costs on certain fixed bid projects during the first quarter of 2003.

Selling, General and Administrative

     Selling, general and administrative expenses for the three months ended June 30, 2003 were $971,000 as compared to $1,143,000 for the comparable period ended June 30, 2002, a decrease of 15.0%. For the six months ended June 30, 2003, selling, general and administrative expenses were $1,828,000 compared to $2,050,000 for the six months ended June 30, 2002. The decreases were primarily the result of decreases in legal fees and travel expense. These decreases were partially offset by a charge for worker’s compensation insurance due to higher than anticipated claims and a charge related to a judgment against the Company for attorney fees in the Company’s NAFTA settlement.

Other Expense

     For the three and six months ended June 30, 2003, the Company recorded a decrease in the allowance of $373,000 and $187,000, respectively, related to a non-recourse loan to a corporate officer. The Company adjusted the carrying value of the note to the market value of the 500,000 shares of the Company’s common stock and 250,000 shares of Chiral Quest, Inc. (OTCBB: CQST) held as collateral as of June 30, 2003. The carrying value of the loan will continue to fluctuate as the market value of the Company’s and Chiral Quest Inc.’s stock held as collateral changes.

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

     During the six months ended June 30, 2002 and the year ended December 31, 2002, the Company recognized $3,475,000 and $3,333,000 of expense, respectively, related to the change of management, including insurance premiums, legal fees, severance pay and relocation of the Company’s headquarters. The cash payments related to these expenses were approximately $2,008,000. The non-cash charges primarily relate to the forgiveness of the loan due from Mr. Kesler, the issuance of common stock to Messrs. Kesler and Dabbene, the expense pursuant to APB No. 25 and the related interpretations and the accelerated vesting of stock options for the prior directors.

Interest Income and Expense

     Net interest income for the three and six months ended June 30, 2003 was $5,000 and $12,000, respectively, as compared to net interest income of $42,000 and $95,000 for the three and six months ended June 30, 2002. The decrease was primarily due to lower average cash and cash equivalent balances for the three and six months ended June 30, 2003 as compared to June 30, 2002 generating lower interest income. Also impacting net interest income was the mortgage payable for Metalclad Insulation Corporation’s building for the entire three and six months periods ended June 30, 2003 as compared to only a portion of the three and six months ended June 30, 2002. In addition there was a loan outstanding with Venture Bank for part of the six months ended June 30, 2003 that increased interest expense as compared with the six months ended June 30, 2002. These changes were partially offset by an increase in the interest rate received on an interest-bearing loan to a corporate officer outstanding during the three and six months ended June 30, 2003 as compared with the rate received during the three and six months ended June 30, 2002.

Net Loss

     The Company experienced a net loss of $152,000 (or a loss of $0.02 per share) and $1,270,000 (or a loss of $0.17 per share) for the three and six months ended June 30, 2003, as compared to a net loss of $567,000 (or a loss of $0.07 per share) and $4,559,000 (or a loss of $0.60 per share) for the three and six months ended June 30, 2002. The net loss for the three and six months ended June 30, 2003 include a decrease in allowance on officer’s receivable of $373,000 and $187,000, respectively, and the net loss for the six months ended June 30, 2002 includes a charge of $3,475,000 related to the restructuring.

Liquidity and Capital Resources

     As of June 30, 2003, the Company had $1,286,000 in cash and cash equivalents and $348,000 in available-for-sale securities. The Company had working capital of $1,211,000. The Company has a line of credit agreement with a bank for $1,000,000 which matured on May 1, 2003. Borrowings under the agreement were limited to the lower of $1,000,000 or the Company’s borrowing base, which consists of a specified percentage of certain accounts receivable. As of June 30, 2003, the Company had a balance of $996,000 outstanding on this line of credit. Although the line of credit has matured, and the Company is not in compliance with certain of the covenants contained in the line of credit agreement, Community Bank currently has not declared a default or exercised their rights and remedies under the line of credit agreement to collect the amount due. Management believes it will be able to replace the line of credit loan from another bank.

     Cash provided by operations was $1,123,000 for the six months ended June 30, 2003 compared with cash used in operations of $4,256,000 for the six months ended June 30, 2002. For the six months ended June 30, 2003 the positive cash flow from operations was primarily the result of previously restricted cash becoming unrestricted, a decrease in costs and estimated earnings in excess of billings on uncompleted contracts, a decrease in prepaid expenses and other current assets and a decrease in other receivables. These sources were partially offset by uses related to funding the operating losses and an increase in accounts receivable. For the six months ended June 30, 2002 the negative cash flow from operations was primarily the result of funding operating losses principally due to the Company’s restructuring. In addition the Company used cash to decrease its accounts payable and accrued expenses. An increase in accounts receivable also used cash in the six months ended June 30, 2002. These uses were partially offset by non-cash expenses for stock-based compensation and the forgiveness of the loan to Mr. Kesler.

     Net investing activities used $594,000 and $2,076,000 of cash in the six months ended June 30, 2003 and 2002, respectively. In the six months ended June 30, 2003, the Company converted a note receivable from Zamba Corporation into shares of NextNet Wireless, Inc Series A Preferred stock. The Company generated cash by selling available-for-sale securities in the six months ended June 30, 2003. For both the six months ended June 30, 2003 and 2002, the Company used cash for capital expenditures, primarily at the Company’s subsidiary, Metalclad Insulation Corporation (“Metalclad Insulation”). Included in the capital expenditures for the six months ended June 30, 2002 was the purchase of the building housing Metalclad Insulation.

     Cash used in financing activities totaled $88,000 for the six months ended June 30, 2003 compared with cash provided by financing activities of $1,507,000 for the comparable period in 2002. During the six months ended June 30, 2003, the Company obtained a loan that provided $750,000 of cash and also repaid the loan. Purchases of treasury stock used $64,000 of cash during the six months ended June 30, 2003. Payments on long-term borrowings used $59,000 and $18,000 of cash in the six months ended June 30, 2003 and 2002, respectively. Proceeds from long-term debt provided $73,000 of cash during the six months ended June 30, 2003. During the six months ended June 30, 2002, the Company obtained a $1,535,000 mortgage for the purchase of the building housing Metalclad Insulation.

     Prior to 1975, the Company was engaged in the sale and installation of asbestos related insulation materials, and has been the subject of numerous claims of personal injury allegedly related to asbestos exposure. Many of these claims are now being brought by the children and close relatives of persons who have died, allegedly as a result of the direct or indirect exposure to asbestos.

     The number of asbestos related claims which have been initiated naming the Company as a defendant have increased from 254 in 1999, 527 in 2000 and 685 in 2001, but slightly decreased to 583 in 2002. As of June 30, 2003, there were approximately 1,500 asbestos cases pending, of which approximately 140 have been settled but not yet closed for lack of final documentation or payment. At December 31, 2000, 2001 and 2002, there were, respectively, approximately 860, 1,450 and 1,635 cases pending. It had been previously improperly reported in the Company’s Forms 10K for periods ended on those dates, filed with the Securities and Exchange Commission, that there were over 300 claims on the dates the 2000 and 2001 Forms 10K were filed, and approximately 660 cases pending at December 31, 2002. Although, the number of claims made in 2002 were down slightly from 2001, and the number of cases pending on June 30, 2003, dropped slightly from those pending on December 31, 2002, it cannot be assumed that this will be a continuing trend. The sympathies of juries, the aggressiveness of the plaintiff’s bar, and the declining defendant base as a result of business failures, has also led to a trend of larger payments and settlements per claim.

     The Company in the past has believed that it has adequate insurance to cover these claims; however, the terms of such insurance policies are complex and the coverage for many types of claims is limited. If the current trend of the claim occurrence and amounts is not significantly reversed, it will likely have a material adverse effect on the financial condition and business of the Company in the future. Because of its insurance coverage, the Company does not anticipate any adverse effect on the Company’s financial condition to develop for at least the next three to five years. Beyond that, however, the effect of those claims is uncertain.

     The United States Congress is currently considering legislation to create a privately funded, publicly administered fund to provide the necessary resources for an asbestos injury claims resolution program. The current draft of the legislation calls for the fund to be funded 50% by asbestos defendant companies, of which the Company is one, and 50% by insurance companies. The impact, if any, this potential legislation will have on the Company cannot be determined at this time.

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

     On October 22, 2002, the Company distributed 3,791,576 shares of Chiral Quest to its shareholders as a dividend. Each shareholder of record as of October 11, 2002 received one share of Chiral Quest common stock for every two shares of the Company’s common stock held. The Company still owns 190,566 shares of Chiral Quest common stock. On February 18, 2003, Chiral Quest merged with Chiral Quest, LLC at which time it changed its name from Surg II, Inc. to Chiral Quest, Inc. (OTCBB: CQST)

     On November 4, 2002 the Company entered an agreement whereby it would lend up to $2.5 million to Zamba Corporation (Zamba) in the form of a collateralized convertible note. The note, when fully funded, was convertible into common stock of Zamba, or at the Company’s option, was payable by Zamba in shares of NextNet Wireless, Inc. (“NextNet”) Series A Preferred Stock owned by Zamba and which collateralized the note. The note was not repayable in cash. The agreement also gave the Company the option to acquire additional shares of NextNet Series A Preferred Stock. The Company had advanced $1,000,000 on the note as of December 31, 2002. On January 13, 2003, the Company advanced $100,000 and on February 17, 2003, advanced an additional $650,000 on the note. On February 17, 2003, the Company amended its agreement with Zamba whereby the total amount the Company would lend to Zamba was reduced to $1,750,000, the provision allowing the Company to convert the loan into Zamba’s common stock was removed and the option the Company had to purchase an additional 750,000 shares of NextNet Series A Preferred Stock from Zamba was also removed. The loan was not repayable in cash, but was repayable through conversion into shares of Zamba’s NextNet Series A Preferred Stock. The note matured on March 31, 2003, and was converted in to 415,340 shares of NextNet Series A Preferred Stock. Each share of NextNet Series A Preferred Stock is convertible into three shares of NextNet common stock. On November 4, 2002, Mr. Wayne Mills, the CEO of the Company, owned approximately 6.3% of the outstanding common stock of Zamba and approximately 3.3% of NextNet and as of June 30, 2003 Mr. Mills owns approximately 5.4% of the outstanding common stock of Zamba and approximately 2.0% of NextNet.

     On February 14, 2003, the Company entered into a loan agreement with Venture Bank, Bloomington, Minnesota, to borrow $750,000. On April 1, 2003, the Company repaid the $750,000 loan with Venture Bank along with all accrued interest.

     The Company projects that its subsidiary, Metalclad Insulation Corporation, will be able to generate sufficient cash flows through operations to meet its cash requirements for at least the next twelve months. The Company currently has enough cash to meet its cash needs over the next three months, and will need to obtain additional cash to meet its needs beyond that period, either through additional debt financing or the sale of some of its investments. The Company is not certain that cash will be available from either of these sources. If the Company is required to obtain additional financing or sell any of its investments, it may not be on terms or at a price which is favorable to the Company.

     On December 11, 2002, the Company received a notice from The Nasdaq Stock Market, Inc. advising the Company that because the minimum bid price of the Company’s Common Stock was not at least $1.00 for thirty consecutive trading days, the Company does not meet the requirements for continued listing on The Nasdaq SmallCap Market. The Company had 180 calendar days from the notice, or until June 9, 2003, to regain compliance, obtain an extension or be delisted. On June 11, 2003 the Company received a 180 day extension to December 8, 2003, in order to come back in compliance or be delisted. On July 14, 2003, the Company received a notice from The Nasdaq Stock Market that the Company had regained compliance with the $1.00 minimum bid price and that the matter is closed.

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

Recent Accounting Pronouncements

SFAS No. 149

     In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” effective for contracts entered into or modified after June 30, 2003. This amendment clarifies when a contract meets the characteristics of a derivative, clarifies when a derivate contains a financing component and amends certain other existing pronouncements. The Company believes the adoption of SFAS No. 149 will not have a material effect on the Company’s consolidated financial statements.

SFAS No. 150

     In May 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares. The Company does not have any financial instruments as defined by SFAS No. 150. The Company believes the adoption of SFAS No. 150 will not have a material effect on the Company’s consolidated financial statements.

FIN No. 45

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 clarifies the requirements for a guarantor’s accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002. The adoption of FIN 45 did not impact the Company’s consolidated financial statements.

FIN No. 46

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 states that companies that have exposure to the economic risks and potential rewards from another entity’s assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all variable interest entities created after January 31, 2003. For variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for annual or interim periods beginning after June 15, 2003. Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created. The Company does not expect the adoption of FIN 46 to have a material impact on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The fair value of the Company’s investments in available-for-sale securities at June 30, 2003 was approximately $348,000. The Company’s investment policy is to manage its available-for-sale securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio. The available-for-sale securities are shares of Chiral Quest, Inc. stock. Specific changes in the value of the common stock of Chiral Quest, Inc. will affect the fair value of the available-for-sale securities portfolio; however, such gains or losses would not be realized unless the investments were sold.

     In December 2001, the Company issued a $1,250,000, 6%, non-recourse secured note to an affiliate of an individual who eventually became an officer and director of the Company. The note is collateralized by 500,000 shares of the Company’s common stock and any dividends received on the 500,000 shares of the Company’s common stock. On October 22, 2002, 250,000 shares of Chiral Quest, Inc. (OTCBB: CQST) was issued as a dividend on the 500,000 shares of the Company’s common stock, and are currently held as collateral. Since the principle balance of the loan is without recourse to the borrower, as the market price of the Company’s and Chiral Quest, Inc.’s stock fluctuates, the carrying value of the loan receivable will change. As of June 30, 2003, the Company had recorded a reserve of $200,000 related to the market fluctuations of the Company’s and Chiral Quest, Inc.’s common stock trading value. Additional changes in the market value could result in additional reductions of the notes receivable carrying value.

     The Company’s long-term debt and mortgage payable are subject to interest rate risk since the interest rate is not a fixed rate. The Company does not expect any fluctuations in the interest rates to have a material effect on their consolidated financial position or results of operations.

Item 4. Controls and Procedures

     We carried out an evaluation, with the participation of our chief executive and chief financial officers, of the effectiveness, as of June 30, 2003, of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934). Based upon that evaluation, made within 90 days of the filing of this form 10-Q with the Securities and Exchange Commission, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission, and that there has been no significant change in such internal control, or other factors which could significantly affect such controls including any corrective actions with regard to significant deficiencies or material weaknesses, since our evaluation.

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

     The number of asbestos related claims which have been initiated naming the Company as a defendant have increased from 254 in 1999, 527 in 2000 and 685 in 2001, but slightly decreased to 583 in 2002. As of June 30, 2003, there were approximately 1,500 asbestos cases pending, of which approximately 140 have been settled but not yet closed for lack of final documentation or payment. At December 31, 2000, 2001 and 2002, there were, respectively, approximately 860, 1,450 and 1,635 cases pending. It had been previously improperly reported in the Company’s Forms 10K for periods ended on those dates, filed with the Securities and Exchange Commission, that there were over 300 claims on the dates the 2000 and 2001 Forms 10K were filed, and approximately 660 cases pending at December 31, 2002. Although, the number of claims made in 2002 were down slightly from 2001, and the number of cases pending on June 30, 2003, dropped slightly from those pending on December 31, 2002, it cannot be assumed that this will be a continuing trend. The sympathies of juries, the aggressiveness of the plaintiff’s bar, and the declining defendant base as a result of business failures, has also led to a trend of larger payments and settlements per claim.

     The Company in the past has believed that it has adequate insurance to cover these claims; however, the terms of such insurance policies are complex and the coverage for many types of claims is limited. If the current trend of the claim occurrence and amounts is not significantly reversed, it will likely have a material adverse effect on the financial condition and business of the Company in the future. Because of its insurance coverage, the Company does not anticipate any adverse effect on the Company’s financial condition to develop for at least the next three to five years. Beyond that, however, the effect of those claims is uncertain.

     The United States Congress is currently considering legislation to create a privately funded, publicly administered fund to provide the necessary resources for an asbestos injury claims resolution program. The current draft of the legislation calls for the fund to be funded 50% by asbestos defendant companies, of which the Company is one, and 50% by insurance companies. The impact, if any, this potential legislation will have on the Company cannot be determined at this time.

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

     A default was entered against the Company in December, 2002, in favor of the same former employee referred to in the foregoing paragraph by the Mexican Federal Labor Arbitration Board, for an unspecified amount. The former employee was seeking in excess of $9,000,000 in damages as a result of his termination as an employee. The default was obtained without the proper notice being given to the Company, and was set aside in the quarter ended June 30, 2003. A hearing on the merits of the former employee’s claim is being scheduled. The Company believes this claim is without merit and intends to vigorously defend against the claim.

     On February 5, 2003, a Notice of Involuntary Lien was filed against the Company with the County Recorder for Orange County California in the amount of $104,046. This lien relates to a judgment against the Company for attorney fees in the Company’s NAFTA settlement. The total amount of the claim including interest and collection costs is $111,406. Subsequent to the lien being filed, $27,050 was paid to the lien holder from a trust fund established by the Company and a third party to pay for any judgments and defense costs related to this lawsuit. The Company has agreed to pay the remaining $84,356 of the claim in three installments. $10,085 was paid on July 24, 2003, $37,135 will be paid on or before August 24, 2003 and $37,136 on or before September 24, 2003.

     The Company has been indemnified by the third party against any judgments and costs related to this lawsuit in excess of the trust fund and has contacted the third party seeking indemnification. The third party has refused to honor its indemnification obligation and the Company has therefore initiated legal proceedings against the third party. The third party has filed a cross-complaint against the Company seeking $100,000 due to undue influence, duress, fraud, unconscionability and conspiracy related to the original indemnification agreement. The Company believes the cross-complaint is without merit. Due to the uncertainty regarding indemnification, during the three months ended June 30, 2003 the Company recorded $84,356 of expense related to the remaining balance of the claim.

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on June 18, 2003, the following persons were elected as the members of the Board of Directors of the Company by the votes indicated:

	Number of Shares

	For	Against

Kenneth W. Brimmer	6,398,667	128,427
Wayne W. Mills	6,398,817	128,277
Joseph M. Senser	6,398,817	128,277
Joseph M. Caldwell	6,398,817	128,277

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

	31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
	31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
	32	Section 1350 Certification.

b)	Reports on Form 8-K

None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTRX CORPORATION

Date:	August 11, 2003	By:	/s/Wayne W. Mills Wayne W. Mills Chief Executive Officer

Date:	August 11, 2003	By:	/s/Brian D. Niebur Brian D. Niebur Chief Financial Officer (Principal Accounting Officer)