Form 10-Q
period 2003-09-30
ENTRX CORP
filed 2003-11-12
CIK 13547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No (   )

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes (   ) No (X)

     As of November 1, 2003, the registrant had 7,244,215 shares outstanding of its Common Stock, $.10 par value.

ENTRX CORPORATION AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,

	2003	2002

	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$456,519	$844,384
Available-for-sale securities	352,042	592,547
Restricted cash	—	2,110,870
Accounts receivable, less allowance for doubtful accounts of $80,933 and $61,500 as of September 30, 2003 and December 31, 2002	2,327,808	1,639,528
Costs and estimated earnings in excess of billings on uncompleted contracts	143,594	526,219
Inventories	156,261	157,527
Prepaid expenses and other current assets	280,655	229,926
Other receivables	218,368	429,007
Note receivable	—	1,000,000

Total current assets	3,935,247	7,530,008
Property, plant and equipment, net	2,515,092	2,474,815
Investment in unconsolidated affiliates, at cost	2,756,889	1,000,000
Other assets	61,664	58,539

	$9,268,892	$11,063,362

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$996,002	$996,002
Capitalized lease obligation	37,211	—
Current portion of long-term debt	126,584	100,328
Current portion of mortgage payable	79,818	75,740
Accounts payable	817,260	1,093,375
Accrued expenses	716,319	649,558
Billings in excess of costs and estimated earnings on uncompleted contracts	285,917	13,352

Total current liabilities	3,059,111	2,928,355
Long-term debt, less current portion	203,841	208,060
Mortgage payable, less current portion	1,358,194	1,418,419

Total liabilities	4,621,146	4,554,834

Shareholders’ equity:
Preferred stock, par value $1; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.10; 80,000,000 shares authorized; 7,699,015 and 7,244,215 issued and outstanding, respectively, as of September 30, 2003 and 7,699,015 and 7,504,215 issued and outstanding, respectively, as of December 31, 2002	769,901	769,901
Additional paid-in capital	69,630,047	69,531,352
Less treasury stock at cost, 454,800 and 194,800 shares as of September 30, 2003 and December 31, 2002, respectively	(380,765)	(222,159)
Accumulated deficit	(64,170,531)	(62,667,676)
Officer’s receivable, net	(1,362,380)	(984,438)
Deferred compensation	—	(66,065)
Accumulated other comprehensive income	161,474	147,613

	4,647,746	6,508,528

	$9,268,892	$11,063,362

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Contract revenues	$3,121,424	$3,514,557	$10,106,268	$10,967,593
Contract costs and expenses	2,599,745	3,037,613	9,210,187	9,623,165

Gross margin	521,679	476,944	896,081	1,344,428
Operating expenses:
Selling, general and administrative	841,678	831,132	2,669,605	2,880,974
Change in allowance on officer’s receivable	(78,750)	745,000	(265,750)	745,000
Restructuring charges	—	—	—	3,475,000

Total operating expenses	762,928	1,576,132	2,403,855	7,100,974

Operating loss	(241,249)	(1,099,188)	(1,507,774)	(5,756,546)
Interest income	39,092	79,321	124,675	222,050
Interest expense	(34,727)	(35,665)	(108,527)	(83,674)
Loss on sale of available-for-sale securities	—	—	(14,989)	—
Other income (expense), net	4,303	—	3,760	3,112
Minority interest in net loss	—	537	—	777

Net loss	(232,581)	(1,054,995)	(1,502,855)	(5,614,281)
Other comprehensive income (loss)	4,045	(76,512)	13,861	(76,512)

Comprehensive loss	$(228,536)	$(1,131,507)	$(1,488,994)	$(5,690,793)

Weighted average number of common shares — basic and diluted	7,244,215	7,645,830	7,323,263	7,628,092

Loss per share of common stock — basic and diluted	$(.03)	$(.14)	$(.21)	$(.74)

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,

	2003	2002

	(unaudited)
Cash flows from operating activities:
Net loss	$(1,502,855)	$(5,614,281)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Minority interest in net loss of consolidated subsidiary	—	(777)
Depreciation and amortization	133,522	92,743
(Gain) loss on disposal of property, plant and equipment	(3,760)	11,211
Interest on notes receivable	(6,889)	—
Compensation related to stock options issued of unrelated entity	66,065	—
Loss on sale of available-for-sale securities	14,989	—
Provision for losses on accounts receivable	20,000	—
Forgiveness of related party receivable related to restructuring	—	537,794
Stock option compensation related to restructuring	—	348,600
Common stock issued related to restructuring	—	580,820
Allowance on officer’s receivable	(265,750)	745,000
Interest income recorded on officer’s receivable	(112,194)	(79,109)
Issuance of stock warrants for services	98,695	—
Changes in operating assets and liabilities:
Restricted cash	2,110,870	(2,100,000)
Accounts receivable	(708,280)	(279,643)
Costs and estimated earnings in excess of billings on uncompleted contracts	382,625	(125,869)
Inventories	1,266	(77,132)
Prepaid expenses and other current assets	(50,729)	(352,759)
Other receivables	210,639	—
Other assets	(3,125)	56,713
Accounts payable and accrued expenses	(303,473)	(611,493)
Billings in excess of costs and estimated earnings on uncompleted contracts	272,565	171,046

Net cash provided by (used in) operating activities	354,181	(6,697,136)

Cash flows from investing activities:
Capital expenditures	(144,829)	(2,138,463)
Purchases of available-for-sale securities	—	(531,112)
Sale of available-for-sale securities	239,379	—
Proceeds from sale of assets	15,200	—
Advance on notes receivable	(750,000)	—

Net cash used in investing activities	(640,250)	(2,669,575)

Cash flows from financing activities:
Proceeds from long-term debt	121,172	105,003
Proceeds from mortgage payable	—	1,535,000
Proceeds from notes payable to banks	750,000	—
Payments on long-term debt	(99,135)	(76,023)
Payments on mortgage payable	(56,147)	(23,182)
Payments on note payable to banks	(750,000)	(3,998)
Payments on lease payable	(3,199)	—
Purchase of treasury stock	(64,487)	(154,449)

Net cash provided by (used in) financing activities	(101,796)	1,382,351

Increase (decrease) in cash and cash equivalents	(387,865)	(7,984,360)
Cash and cash equivalents at beginning of period	844,384	13,133,311

Cash and cash equivalents at end of period	$456,519	$5,148,951

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2003 and 2002
(Unaudited)

1.   The accompanying unaudited consolidated financial statements of Entrx Corporation and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management all adjustments, consisting of normal recurring items, necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

     During the nine months ended September 30, 2002 and the year ended December 31, 2002, the Company recognized $3,475,000 and $3,333,000 of expense, respectively, related to the change of management, including insurance premiums, legal fees, severance pay and relocation of the Company’s headquarters. The cash payments related to these expenses were approximately $2,008,000. The non-cash charges primarily relate to the forgiveness of the loan due from Mr. Kesler, the issuance of common stock to Messrs. Kesler and Dabbene, the expense pursuant to APB No. 25 and related interpretations and the accelerated vesting of stock options for the prior directors.

3.   Certain accounts in the previous quarters consolidated financial statements have been reclassified for comparative purposes to conform with the current quarter consolidated financial statements. The reclassifications had no effect on net loss or shareholders’ equity.

4.   The loss per share amounts for the three and nine months ended September 30, 2003 and September 30, 2002 were computed by dividing the net loss by the weighted average shares outstanding during the applicable period. Dilutive common equivalent shares have not been included in the computation of diluted loss per share because their inclusion would be antidilutive. Antidilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic and diluted loss per share in subsequent periods.

     All stock options and warrants were anti-dilutive as of September 30, 2003 and 2002.

5.   On December 10, 2001 the Company issued a $1,250,000, 6%, non-recourse secured note to Blake Capital Partners, LLC (“Blake”), an entity controlled 100% by Wayne Mills. On February 14, 2002 Mr. Mills became President and CEO of the Company. The note is collateralized by 500,000 shares of the Company’s common stock and any dividends received on the 500,000 shares of the Company’s common stock owned by Blake and Mr. Mills (the “Collateral”). On October 22, 2002, Blake and Mr. Mills received 250,000 shares of Chiral Quest, Inc. (OTCBB: CQST) as a stock dividend on the 500,000 shares of the Company’s common stock, and deposited those shares as Collateral. The principal and interest were due June 10, 2002. Blake had the right to extend the maturity date of this note for a period of 90 days, and on June 10, 2002 exercised that right. During the 90-day extension period and beyond, simple interest shall be payable at 12% per annum. The note was not repaid on the extended due date of September 8, 2002. The Company’s only right against the Collateral is to cancel the shares and apply $2.50 for each share so cancelled against the principal and interest due under the note. Blake has the right to put the shares of the Company’s common stock held as Collateral to the Company at $2.50 per share, and have that amount applied to the principal balance of the note. As of September 30, 2003, the market value of the stock held as Collateral was $1,128,750, $121,250 less than the face amount of the note.

     Except for the interest due on the note, the note is without recourse to either Blake or Mr. Mills. The Company recorded a $121,250 allowance to record the face amount of the note at the value of the underlying Collateral as of September 30, 2003. The carrying value of the loan will continue to fluctuate as the market value of the Company’s and Chiral Quest’s stock held as collateral changes. It is the Company’s policy to recognize interest income on notes receivable as long as the Company deems the note to be collectible.

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

7.   In May 2002, the Company’s subsidiary, Metalclad Insulation Corporation purchased the facilities in Anaheim, California, housing the industrial insulation services operations. The purchase price was $2,047,000. The Company obtained a $1,535,000 mortgage on the building from Community Bank, Anaheim, California that matures on May 1, 2017 and bears interest at a floating rate based upon the bank’s reference rate plus .25% (4.25% as of September 30, 2003 and 4.5% as of December 31, 2002).

     In November 2003, Metalclad Insulation Corporation refinanced the facilities in Anaheim. The Company obtained a $1,596,000 mortgage on the building from Far East National Bank, Los Angeles, California that matures in October, 2008 and bears interest at a floating rate based upon the bank’s prime rate plus 1% (5.00% on the date of the loan).

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

10.   On July 29, 2002, the Board of Directors authorized a stock repurchase program under which the Company is authorized to repurchase up to 1,000,000 shares of its common stock in the open market. Through September 30, 2003, the Company repurchased 454,800 common shares for an aggregate price of approximately $380,765, including commissions or other expenses associated with the repurchase.

11.   On November 4, 2002, the Company entered an agreement whereby it would lend up to $2.5 million to Zamba Corporation (“Zamba”) in the form of a collateralized convertible note. The note, when fully funded, was convertible into common stock of Zamba, or at the Company’s option, was payable by Zamba in shares of NextNet Wireless, Inc. (“NextNet”) Series A Preferred Stock owned by Zamba and which collateralized the note. The note was not repayable in cash. The agreement also gave the Company the option to acquire additional shares of NextNet Series A Preferred Stock. The Company had advanced $1,000,000 on the note as of December 31, 2002. On January 13, 2003, the Company advanced $100,000, and on February 17, 2003, advanced an additional $650,000 on the note. On February 17, 2003, the Company amended its agreement with Zamba whereby the total amount the Company would lend to Zamba was reduced to $1,750,000, the provision allowing the Company to convert the loan into Zamba’s common stock was removed, and the option the Company had to purchase an additional 750,000 shares of NextNet Series A Preferred Stock from Zamba was also removed. The note matured on March 31, 2003 and the note plus interest receivable was converted into 415,340 shares of NextNet Series A Preferred Stock. Each share of the NextNet Series A Preferred Stock is convertible into three shares of NextNet common stock. This investment is valued at cost since our investment is less than 10% and we do not have majority control of the Company. On November 4, 2002, Mr. Wayne Mills, the CEO of the Company, owned approximately 6.3% of the outstanding common stock of Zamba and approximately 3.3% of NextNet and as of September 30, 2003 Mr. Mills owns approximately 4.1% of the outstanding common stock of Zamba and approximately 1.9% of NextNet.

12.   On February 5, 2003, a Notice of Involuntary Lien was filed against the Company with the County Recorder for Orange County California in the amount of $104,046. This lien relates to a judgment against the Company for attorney fees in the Company’s NAFTA settlement. The total amount of the claim including interest and collection costs was $111,406. Subsequent to the lien being filed, $27,050 was paid to the lien holder from a trust fund established by the Company and a third party to pay for any judgments and defense costs related to this lawsuit. The Company agreed to pay the remaining $84,356 of the claim in three installments. As of September 30, 2003, the Company had made the three installment payments and is in the process of having the lien removed.

     The Company has been indemnified by the third party against any judgments and costs related to this lawsuit in excess of the trust fund and has contacted the third party seeking indemnification. The third party has refused to honor its indemnification obligation and the Company has therefore initiated legal proceedings against the third party. The third party has filed a cross-complaint against the Company seeking $100,000 due to undue influence, duress, fraud, unconscionability and conspiracy related to the original indemnification agreement. The Company believes the cross-complaint is without merit. Due to the uncertainty regarding indemnification the Company recorded $0 and $84,356 of expense for the three and nine months ended September 30, 2003, respectively, related to the remaining balance of the judgment.

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

     The Company applies APB No. 25 and related interpretations in accounting for its stock options and warrants. Accordingly, $77,331 and $0 compensation cost has been recognized in the accompanying consolidated statements of operations for the three months ended September 30, 2003 and 2002, respectively, and $164,760 and $929,420 of compensation cost has been recognized in the accompanying consolidated statements of operations for the nine months ended September 30, 2003 and 2002, respectively. Had compensation costs for the Company’s stock options and warrants been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company’s net loss and loss per share would have been changed to the approximate pro forma amounts indicated below:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net loss:
As reported	$(232,581)	$(1,054,995)	$(1,502,855)	$(5,614,281)
Pro forma	(298,582)	(1,113,845)	(1,722,075)	(5,853,329)
Basic and diluted net loss per share
As reported	$(0.03)	$(0.14)	$(0.21)	$(0.74)
Pro forma	(0.04)	(0.15)	(0.24)	(0.77)
Stock-based compensation
As reported	$77,331	$0	$164,760	$929,420
Pro forma	66,001	58,850	219,220	239,048

     The following significant assumptions were utilized to calculate the fair value information presented utilizing the Black-Scholes pricing model:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2003	2002	2003	2002

Risk Free interest rate	N/A	2.94%	2.93%	3.84%
Expected life	N/A	5.0 years	4.14 years	3.6 years
Expected volatility	N/A	156%	140%	156%
Expected dividends	N/A	—	—	—

15.   The Company through its subsidiary Metalclad Insulation Corporation, had a line of credit agreement with Community Bank, Anaheim, California, for $1,000,000, which matured on October 2, 2003. Borrowings under the agreement were limited to the lower of $1,000,000 or the Company’s borrowing base, which consists of a specified percentage of certain accounts receivable. As of September 30, 2003, the Company had a balance of $996,000 outstanding on this line of credit. The line of credit originally matured on May 1, 2003, and the Company was not in compliance with certain of the covenants contained in the line of credit agreement, during the third quarter Community Bank extended the maturity date of the line to October 2, 2003. On November 5, 2003, the Metalclad Insulation Corporation obtained a new line of credit with Far East National Bank, Los Angeles, California and repaid the line of credit with Community Bank.

     The line of credit agreement with Far East National Bank matures in October 2004 and bears interest at a floating rate based upon the Bank’s prime rate plus 1% (5.00% on the date of the loan). The line of credit is secured by certain assets of the Company and personally guaranteed by the Company’s CEO. Borrowings under the agreement are limited to $1,000,000 plus the amount of cash collateral posted, up to $500,000, in the form of certificate of deposit at the bank.

16.   A default was entered against the Company in December 2002, in favor of a former employee by the Mexican Federal Labor Arbitration Board, for an unspecified amount. The former employee was seeking in excess of $9,000,000 in damages as a result of his termination as an employee. The default was obtained without the proper notice being given to the Company, and was set aside in the quarter ended June 30, 2003. Several evidentiary hearings on the merits of the former employee’s claim have taken place and further hearings are scheduled during the next several months. The Company believes this claim is without merit and intends to vigorously defend against the claim.

17.   Arrowhead Consulting Group (“Arrowhead”) agreed to arrangements with the Company which resulted in the issuance of completion bonds benefiting a joint venture of Metalclad Insulation Corporation for two projects. The issuer of the bonds required credit enhancement and accepted letters of credit issued by M&I Bank through the efforts of Arrowhead.

As compensation for Arrowhead causing its bank to issue its letters of credit, the Company agreed to pay a fee and issue a warrant to purchase 75,000 shares of the Company’s common stock, at $1.50 per share, to Arrowhead. In addition, the Company provided collateral in the form of an assignment of shares of NextNet Wireless, Inc. preferred stock owned by the Company and Wayne Mills, the Company’s CEO, provided Arrowhead with his personal guaranty.

18.   Supplemental disclosures of cash flow information:

        Cash paid for interest was $107,193 and $83,674 for the nine months ended September 30, 2003 and 2002, respectively.

        Disclosure of non-cash investing and financing activities:

        Non-cash items related to a note receivable and interest receivable converted into investment in unconsolidated affiliates was $1,756,889 for the nine months ended September 30, 2003.

        As part of the purchase of Chiral Quest, Inc., formerly Surg II, Inc., the Company had goodwill of $384,679 and minority interests of $264,749 during the nine months ended September 30, 2002.

        Non-cash items related to a piece of equipment financed through a capital lease obligation in the amount of $40,410 occurred for the nine months ended September 30, 2003.

19.   Subsequent Events

        On November 5, 2003, the Company’s subsidiary, Metalclad Insulation Corporation, refinanced the facilities in Anaheim. Metalclad Insulation Corporation obtained a $1,596,000 mortgage on the building from Far East National Bank, Los Angeles, California that matures in October 2008 and bears interest at a floating rate based upon the bank’s prime rate plus 1% (5.00% on the date of the loan). The mortgage is guaranteed by the Company’s CEO.

        On November 5, 2003, Metalclad Insulation Corporation obtained a new line of credit with Far East National Bank, Los Angeles, California and repaid the line of credit with Community Bank. The line of credit agreement with Far East National Bank matures in October 2004 and bears interest at a floating rate based upon the Bank’s prime rate plus 1% (5.00% on the date of the loan). The line of credit is secured by certain assets of the Company and guaranteed by the Company’s CEO. Borrowings under the agreement are limited to $1,000,000 plus the amount of cash collateral posted, up to $500,000, in the form of certificate of deposit at the bank.

        The Company entered into an Employment Agreement with its president and chief executive officer, Wayne W. Mills, effective commencing October 1, 2003. The Employment Agreement is terminable for cause (as defined in the Employment Agreement) or without cause on 15 days notice. If terminated by the Company without cause, Mr. Mills will receive a severance salary equal to six months of his then annual base pay. If Mr. Mills’ employment is terminated as a result of a change in control of the Company, he will be entitled to a severance salary equal to up to two years of his then annual base pay, depending upon the aggregate market value of the Company’s common stock at the time. Under the Employment Agreement, Mr. Mills is entitled to an annual salary of $200,000. The salary may be increased to $250,000 per year if the Company achieves two consecutive quarters of net profit, retroactive to the beginning of such two-quarter period. In addition, Mr. Mills will be entitled to bonuses equal to (i) 5% of the increase in the aggregate market value of the Company’s outstanding common stock from year to year, beginning with the year 2004, subject to certain adjustments and limitations as to amount, and (ii) 10% of the profit earned from the sale by the Company of NextNet Wireless, Inc. Series A Preferred Stock owned by the Company, using a base value for that capital stock which equals the Company’s cost basis ($4.23 per share) through March 31, 2004, and increases annually thereafter at a rate of approximately 15% per year. If the Company has not disposed of all of its shares of NextNet Wireless, Inc. Series A Preferred Stock as of March 31, 2008, the Company will be obligated to pay Mr. Mills a bonus equal to 10% of the amount by which the then market value of NextNet Wireless, Inc. shares then owned by the Company exceeds the aggregate base value of those shares calculated at $7.40 per share. Mr. Mills will be entitled to receive this bonus on NextNet Wireless, Inc shares even if he is not employed by the Company. Mr. Mills is also entitled to a fee equal to 3% of any amount of debt of the Company that he guarantees at the request of the Company’s Board of Directors and any lender. As a result of this provision, Mr. Mills will be entitled to a guaranteed fee of $92,880 with respect to the Far East National Bank loans discussed under “Subsequent Events” above. All or a substantial portion of the guarantee fees will be applied to the debt of Blake Capital Partners, LLC to the Company.

     Effective November 1, 2003, the promissory note (the “Note”) referred to in note 5 above and the Security and Pledge Agreement (the “Security Agreement”) relating to the securities pledged as collateral for such loan, both of which were executed and delivered by Blake Capital Partners, LLC (“Blake”) on December 10, 2001, were amended. Blake is owned and controlled by Wayne W. Mills, president and chief executive officer and a member of the Company’s Board of Directors. The Note was previously due on September 8, 2002. At that time, $1,250,000 of principal and approximately $75,000 of interest were due under the Note. The Note (except for the interest) was without recourse to Blake, but was secured under the terms of the Security Agreement by 500,000 shares of the Company’s common stock, and 250,000 shares of the common stock of Chiral Quest, Inc. (OTCBB:CQST), owned by Blake and Mr. Mills. The common stock of Chiral Quest, Inc. was spun out to the Company’s shareholders of record as of October 11, 2002, as a one-for-two stock dividend. Under the Security Agreement, the Company’s only recourse was to cancel the Company’s common stock held as collateral at $2.50 per share. In addition, Blake had the right to require the Company to cancel the shares of the Company’s common stock held as collateral, and apply the value of the Company’s common stock at $2.50 per share. Since the Security Agreement did not anticipate the situation where the Company spun off a subsidiary as a dividend, it was not clear under the Security Agreement as to how shares of Chiral Quest, Inc. were to be treated. The closing per share purchase prices of the Company’s and Chiral Quest, Inc., common stock on October 31, 2003, were $1.22 and $1.95, respectively, placing an aggregate market value on shares of the Company and Chiral Quest, Inc. held as collateral on that date at $610,000 and $487,500, respectively.

     The Board of Directors of the Company negotiated an amendment to the Security Agreement (the “Amended and Restated Security Agreement”) which it believed to be beneficial to the Company. The Note as amended (the “New Note”) is in the principal amount of $1,496,370, and now provides for an October 31, 2007 due date, with interest at 2% over the prime rate established by Wells Fargo Bank, NA in Minneapolis, Minnesota, adjusted on March 1 and September 1 of each year, instead of the 12% rate established in the Note. Interest only is payable commencing March 1, 2004, and at the end of each six-month period thereafter. The New Note is with full recourse to Blake and the Amended and Restated Security Agreement does not require the Company, or permit Blake or Mr. Mills, to cancel the shares of the Company’s common stock, and require the Company to apply the value of those cancelled shares at $2.50 per share, to be applied against the principal balance of the amounts due. In addition, Mr. Mills has personally guaranteed the repayment of the New Note.

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

Results of Operations: Three and Nine Months Ended September 30, 2003 and 2002

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

Revenue

     Total revenue for the three months ended September 30 2003, was $3,121,000 as compared to $3,515,000 for the comparable period ended September 30, 2002, a decrease of 11.2%. For the nine months ended September 30, 2003, total revenue was $10,106,000 as compared to $10,968,000 for the nine months ended September 30, 2002, a decrease of 7.9%. These decreases are primarily a result of the general economic business environment and the Company’s efforts to concentrate on higher margin projects.

Cost of Revenue and Gross Margin

     Total cost of revenue was $2,600,000 for the three months ended September 30, 2003 as compared to $3,038,000 for the three months ended September 30, 2002, a decrease of 14.4% primarily due to the decrease in revenue. The gross margin percentage was approximately 16.7% for the three months ended September 30, 2003 as compared to 13.6% for the three months ended September 30, 2002 primarily due to the Company concentrating on higher margin projects after March 31, 2003. For the nine months ended September 30, 2003 total cost of revenue was $9,210,000 compared to $9,623,000 for the nine months ended September 30, 2002. For the nine months ended September 30, 2003, the gross margin percentage was 8.9% as compared to 12.3% for the nine months ended September 30, 2002. The gross margin percentage decreased primarily due to unanticipated costs on certain fixed bid projects during the first quarter of 2003.

Selling, General and Administrative

     Selling, general and administrative expenses for the three months ended September 30, 2003 were $842,000 as compared to $831,000 for the comparable period ended September 30, 2002, an increase of 1.3%. For the nine months ended September 30, 2003, selling, general and administrative expenses were $2,670,000 compared to $2,881,000 for the nine months ended September 30, 2002, a decrease of 7.3%. The increase for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002, was primarily due to an increase in financing fees, primarily for expenses related to obtaining project completion bonds at the Company’s subsidiary. This increase was partially offset by a decrease in travel expense. The decrease for the nine months ended September 30, 2003 as compared to the comparable period in 2002, was primarily the result of decreases in legal fees, travel expense and corporate franchise tax. These decreases were partially offset by a charge for worker’s compensation insurance due to higher than anticipated claims, a charge related to a judgment against the Company for attorney fees in the Company’s NAFTA settlement and an increase in financing fees, primarily for expenses related to obtaining performance and payment bonding at the Company’s subsidiary.

Other Expense

     For the three and nine months ended September 30, 2003, the Company recorded a decrease in the allowance of $79,000 and $266,000, respectively, related to a non-recourse loan to a corporate officer. The Company recorded an increase in the allowance $745,000 for the three and nine months ended September 30, 2002. The Company adjusted the carrying value of the note to the market value of the 500,000 shares of the Company’s common stock held as collateral as of September 30, 2002 and the 500,000 shares of the Company’s common stock and 250,000 shares of Chiral Quest, Inc. (OTCBB: CQST) held as collateral as of September 30, 2003. The carrying value of the loan will continue to fluctuate as the market value of the Company’s and Chiral Quest Inc.’s stock held as collateral changes.

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

     During the nine months ended September 30, 2002 and the year ended December 31, 2002, the Company recognized $3,475,000 and $3,333,000 of expense, respectively, related to the change of management, including insurance premiums, legal fees, severance pay and relocation of the Company’s headquarters. The cash payments related to these expenses were approximately $2,008,000. The non-cash charges primarily relate to the forgiveness of the loan due from Mr. Kesler, the issuance of common stock to Messrs. Kesler and Dabbene, the expense pursuant to APB No. 25 and the related interpretations and the accelerated vesting of stock options for the prior directors.

Interest Income and Expense

     Net interest income for the three and nine months ended September 30, 2003 was $4,000 and $16,000, respectively, as compared to net interest income of $44,000 and $138,000 for the three and nine months ended September 30, 2002. The decrease was primarily due to lower average cash and cash equivalent balances for the three and nine months ended September 30, 2003 as compared to September 30, 2002 generating lower interest income. Also impacting net interest income was the mortgage payable for Metalclad Insulation Corporation’s building for the entire three and nine months periods ended September 30, 2003 as compared to only a portion of the nine months ended September 30, 2002. In addition there was a loan outstanding with Venture Bank for part of the nine months ended September 30, 2003 that increased interest expense as compared with the nine months ended September 30, 2002. These changes were partially offset by an increase in the interest rate received on an interest-bearing loan to a corporate officer outstanding during the three and nine months ended September 30, 2003 as compared with the rate received during the three and nine months ended September 30, 2002.

Net Loss

     The Company experienced a net loss of $233,000 (or a loss of $0.03 per share) and $1,503,000 (or a loss of $0.21 per share) for the three and nine months ended September 30, 2003, as compared to a net loss of $1,055,000 (or a loss of $0.14 per share) and $5,614,000 (or a loss of $0.74 per share) for the three and nine months ended September 30, 2002. The net losses for the three and nine months ended September 30, 2003 include a decrease in allowance on officer’s receivable of $79,000 and $266,000, respectively. The net loss for the three and nine months ended September 30, 2002 include an increase in the allowance on officer’s receivable of $745,000 and for the nine months ended September 30, 2002 the loss includes a charge of $3,475,000 related to the restructuring.

Liquidity and Capital Resources

     As of September 30, 2003, the Company had $457,000 in cash and cash equivalents and $352,000 in available-for-sale securities. The Company had working capital of $876,000. The Company’s subsidiary, Metalclad Insulation Corporation, had a line of credit agreement with a bank for $1,000,000 which matured on October 2, 2003. Borrowings under the agreement were limited to the lower of $1,000,000 or the Company’s borrowing base, which consists of a specified percentage of certain accounts receivable. As of September 30, 2003, the Company had a balance of $996,000 outstanding on this line of credit. On November 5, 2003, Metalclad Insulation Corporation obtained a new line of credit with Far East National Bank, Los Angeles, California and repaid the line of credit with

Community Bank. The line of credit agreement with Far East National Bank matures on October 28, 2004 and bears interest at a floating rate based upon the Bank’s prime rate plus 1%. Borrowings under the agreement are limited to $1,000,000 plus the amount of cash collateral posted, up to $500,000, in the form of certificate of deposit at the bank.

     Cash provided by operations was $354,000 for the nine months ended September 30, 2003 compared with cash used in operations of $6,697,000 for the nine months ended September 30, 2002. For the nine months ended September 30, 2003 the positive cash flow from operations was primarily the result of previously restricted cash becoming unrestricted, a decrease in costs and estimated earnings in excess of billings on uncompleted contracts, a decrease in other receivables and an increase in billings in excess of costs and estimated earnings on uncompleted contracts. These sources were partially offset by uses related to funding the operating losses, an increase in accounts receivable, a decrease in accounts payable and accrued expenses and a non-cash item related to the change in the allowance on officer’s receivable. For the nine months ended September 30, 2002 the negative cash flow from operations was primarily the result of funding operating losses principally due to the Company’s restructuring. In addition the Company used cash to decrease its accounts payable and accrued expenses. Increases in accounts receivable and prepaid expenses and other current assets also used cash in the nine months ended September 30, 2002. A certificate of deposit being used as collateral for a letter of credit issued by Community Bank to a customer of the Company’s subsidiary Metalclad Insulation Corporation, as a substitute for a bond to secure a project engaged in by that subsidiary also used cash during the nine months ended September 30, 2002. These uses were partially offset by non-cash expenses for stock-based compensation, the forgiveness of the loan to Mr. Kesler and the change in the allowance on officer’s receivable.

     Net investing activities used $640,000 and $2,670,000 of cash in the nine months ended September 30, 2003 and 2002, respectively. In the nine months ended September 30, 2003, the Company converted a note receivable from Zamba Corporation into shares of NextNet Wireless, Inc Series A Preferred stock. The Company generated cash by selling available-for-sale securities in the nine months ended September 30, 2003. For both the nine months ended September 30, 2003 and 2002, the Company used cash for capital expenditures, primarily at the Company’s subsidiary, Metalclad Insulation Corporation (“Metalclad Insulation”). Included in the capital expenditures for the nine months ended September 30, 2002 was the purchase of the building housing Metalclad Insulation. During the nine months ended September 30, 2002, the Company also used cash to purchase available for sale securities.

     Cash used in financing activities totaled $102,000 for the nine months ended September 30, 2003 compared with cash provided by financing activities of $1,382,000 for the comparable period in 2002. During the nine months ended September 30, 2003, the Company obtained a loan that provided $750,000 of cash and also repaid the loan. Purchases of treasury stock used $64,000 of cash during the nine months ended September 30, 2003 and $154,000 for the nine months ended September 30, 2002. Payments on long-term borrowings used $99,000 and $76,000 of cash in the nine months ended September 30, 2003 and 2002, respectively. Proceeds from long-term debt provided $121,000 and $105,000 of cash during the nine months ended September 30, 2003 and 2002, respectively. During the nine months ended September 30, 2002, the Company obtained a $1,535,000 mortgage for the purchase of the building housing Metalclad Insulation.

     Prior to 1975, the Company was engaged in the sale and installation of asbestos related insulation materials, and has been the subject of numerous claims of personal injury allegedly related to asbestos exposure. Many of these claims are now being brought by the children and close relatives of persons who have died, allegedly as a result of the direct or indirect exposure to asbestos.

     The number of asbestos related claims which have been initiated naming the Company as a defendant have increased from 254 in 1999, 527 in 2000 and 685 in 2001, but slightly decreased to 583 in 2002. As of September 30, 2003, there were approximately 1,324 asbestos cases pending, of which approximately 410 have been settled but not yet closed for lack of final documentation or payment. At December 31, 2000, 2001 and 2002, there were, respectively, approximately 860, 1,450 and 1,635 cases pending. It had been previously improperly reported in the Company’s Forms 10K for periods ended on those dates, filed with the Securities and Exchange Commission, that there were over 300 claims on the dates the 2000 and 2001 Forms 10K were filed, and approximately 660 cases pending at December 31, 2002. Although, the number of claims made in 2002 were down slightly from 2001, and the number of cases pending on September 30, 2003, dropped slightly from those pending on December 31, 2002, it cannot be assumed that this will be a continuing trend. The sympathies of juries, the aggressiveness of the plaintiff’s bar, and the declining defendant base as a result of business failures, has also led to a trend of larger payments and settlements per claim.

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

     In May 2002, the Company’s subsidiary, Metalclad Insulation Corporation, purchased the facilities in Anaheim, California, housing the industrial insulation services operations of Metalclad Insulation. The purchase price was $2,047,000. The Company obtained a $1,535,000 mortgage on the building from Community Bank that matures on May 1, 2017 and bears interest at a floating rate based upon the bank’s reference rate plus .25%.

     In November 2003, Metalclad Insulation Corporation refinanced the facilities in Anaheim. The Company obtained a $1,596,000 mortgage on the building from Far East National Bank, Los Angeles, California that matures in October, 2008 and bears interest at a floating rate based upon the bank’s prime rate plus 1%.

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

     On October 22, 2002, the Company distributed 3,791,576 shares of Chiral Quest to its shareholders as a dividend. Each shareholder of record as of October 11, 2002 received one share of Chiral Quest common stock for every two shares of the Company’s common stock held. The Company still owns 190,566 shares of Chiral Quest common stock. On February 18, 2003, Chiral Quest merged with Chiral Quest, LLC at which time it changed its name from Surg II, Inc. to Chiral Quest, Inc. (OTCBB: CQST)

     On November 4, 2002 the Company entered an agreement whereby it would lend up to $2.5 million to Zamba Corporation (“Zamba”) in the form of a collateralized convertible note. The note, when fully funded, was convertible into common stock of Zamba, or at the Company’s option, was payable by Zamba in shares of NextNet Wireless, Inc. (“NextNet”) Series A Preferred Stock owned by Zamba and which collateralized the note. The note was not repayable in cash. The agreement also gave the Company the option to acquire additional shares of NextNet Series A Preferred Stock. The Company had advanced $1,000,000 on the note as of December 31, 2002. On January 13, 2003, the Company advanced $100,000 and on February 17, 2003, advanced an additional $650,000 on the note. On February 17, 2003, the Company amended its agreement with Zamba whereby the total amount the Company would lend to Zamba was reduced to $1,750,000, the provision allowing the Company to convert the loan into Zamba’s common stock was removed and the option the Company had to purchase an additional 750,000 shares of NextNet Series A Preferred Stock from Zamba was also removed. The loan was not repayable in cash, but was repayable through conversion into shares of Zamba’s NextNet Series A Preferred Stock. The note matured on March 31, 2003, and was converted in to 415,340 shares of NextNet Series A Preferred Stock. Each share of NextNet Series A Preferred Stock is convertible into three shares of NextNet common stock. On November 4, 2002, Mr. Wayne Mills, the CEO of the Company, owned approximately 6.3% of the outstanding common stock of Zamba and approximately 3.3% of NextNet and as of September 30, 2003 Mr. Mills owns approximately 4.1% of the outstanding common stock of Zamba and approximately 1.9% of NextNet.

     On February 14, 2003, the Company entered into a loan agreement with Venture Bank, Bloomington, Minnesota, to borrow $750,000. On April 1, 2003, the Company repaid the $750,000 loan with Venture Bank along with all accrued interest.

     The Company projects that its subsidiary, Metalclad Insulation Corporation, will be able to generate sufficient cash flows through operations to meet its cash requirements for at least the next twelve months. The Company currently has enough cash to meet its cash needs over the next one month, and will need to obtain additional cash to meet its needs beyond that period, either through additional debt financing or the sale of some of its investments. The Company is not certain that cash will be available from either of these sources. If the Company is required to obtain additional financing or sell any of its investments, it may not be on terms or at a price which is favorable to the Company.

     On December 11, 2002, the Company received a notice from The Nasdaq Stock Market, Inc. advising the Company that because the minimum bid price of the Company’s Common Stock was not at least $1.00 for thirty consecutive trading days, the Company did not meet the requirements for continued listing on The Nasdaq SmallCap Market. The Company had 180 calendar days from the notice, or until June 9, 2003, to regain compliance, obtain an extension or be delisted. On June 11, 2003 the Company received a 180 day extension to December 8, 2003, in order to come back in compliance or be delisted. On July 14, 2003, the Company received a notice from The Nasdaq Stock Market that the Company had regained compliance with the $1.00 minimum bid price and that the matter is closed.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The fair value of the Company’s investments in available-for-sale securities at September 30, 2003 was approximately $352,000. The Company’s investment policy is to manage its available-for-sale securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio. The available-for-sale securities are shares of Chiral Quest, Inc. stock. Specific changes in the value of the common stock of Chiral Quest, Inc. will affect the fair value of the available-for-sale securities portfolio; however, such gains or losses would not be realized unless the investments were sold.

     In December 2001, the Company issued a $1,250,000, 6%, non-recourse secured note to an affiliate of an individual who eventually became an officer and director of the Company. The note is collateralized by 500,000 shares of the Company’s common stock and any dividends received on the 500,000 shares of the Company’s common stock. On October 22, 2002, 250,000 shares of Chiral Quest, Inc. (OTCBB: CQST) was issued as a dividend on the 500,000 shares of the Company’s common stock, and are currently held as collateral. Since the principle balance of the loan is without recourse to the borrower, as the market price of the Company’s and Chiral Quest, Inc.’s stock fluctuates, the carrying value of the loan receivable will change. As of September 30, 2003, the Company had recorded a reserve of $121,000 related to the market fluctuations of the Company’s and Chiral Quest, Inc.’s common stock trading value. Additional changes in the market value could result in additional reductions of the notes receivable carrying value. (See Note 19 – Subsequent Events)

     The Company’s long-term debt and mortgage payable are subject to interest rate risk since the interest rate is not a fixed rate. The Company does not expect any fluctuations in the interest rates to have a material effect on their consolidated financial position or results of operations.

Item 4. Controls and Procedures

     We carried out an evaluation, with the participation of our chief executive and chief financial officers, of the effectiveness, as of September 30, 2003, of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934). Based upon that evaluation, made at the end of the period, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission, and that there has been no significant change in such internal control, or other factors which could significantly affect such controls including any corrective actions with regard to significant deficiencies or material weaknesses, since our evaluation.

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

     The number of asbestos related claims which have been initiated naming the Company as a defendant have increased from 254 in 1999, 527 in 2000 and 685 in 2001, but slightly decreased to 583 in 2002. As of September 30, 2003, there were approximately 1,324 asbestos cases pending, of which approximately 410 have been settled but not yet closed for lack of final documentation or payment. At December 31, 2000, 2001 and 2002, there were, respectively, approximately 860, 1,450 and 1,635 cases pending. It had been previously improperly reported in the Company’s Forms 10K for periods ended on those dates, filed with the Securities and Exchange Commission, that there were over 300 claims on the dates the 2000 and 2001 Forms 10K were filed, and approximately 660 cases pending at December 31, 2002. Although, the number of claims made in 2002 were down slightly from 2001, and the number of cases pending on September 30, 2003, dropped slightly from those pending on December 31, 2002, it cannot be assumed that this will be a continuing trend. The sympathies of juries, the aggressiveness of the plaintiff’s bar, and the declining defendant base as a result of business failures, has also led to a trend of larger payments and settlements per claim.

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

     In October 1999, the Company completed the sale of its operating businesses and its development project located in Aguascalientes, Mexico. The sale specifically excluded those Mexican assets involved in the Company’s NAFTA claim. Under the terms of the sale the Company received an initial cash payment of $125,000 and recorded a receivable for $779,000. On November 13, 2000, the Company filed a complaint in the Superior Court of California against a former employee, the U.S. parent of the buyer and its representative for breach of contract, fraud, collusion and other causes of action in connection with this sale. This case is one where the Company has suffered damages and continues to accrue damages and a monetary award is sought as the remedy. An arbitration hearing was held in September, 2002 in Mexico City, as requested by one of the defendants. This arbitration hearing was solely to determine the validity of the assignment of the purchase and sale agreement by the buyer to a company formed by the former employee defendant. On April 8, 2003, the arbitrator ruled that the assignment was inexistent, due to the absence of consent from the Company. In June 2003, the Court of Appeal for the State of California ruled that the defendants are entitled to compel arbitration of the claims raised in the Company’s complaint. The Company is prepared to now file the arbitration claim for the aforementioned damages. No assurances can be given on the outcome. The Company has fully reserved its $779,000 note receivable, which was recorded at the date of sale, but will continue to pursue its claims.

     A default was entered against the Company in December, 2002, in favor of the same former employee referred to in the foregoing paragraph by the Mexican Federal Labor Arbitration Board, for an unspecified amount. The former employee was seeking in excess of $9,000,000 in damages as a result of his termination as an employee. The default was obtained without the proper notice being given to the Company, and was set aside in the quarter ended June 30, 2003. Several evidentiary hearings on the merits of the former employee’s claim have taken place and further hearings are scheduled during the next several months. The Company believes this claim is without merit and intends to vigorously defend against the claim.

     On February 5, 2003, a Notice of Involuntary Lien was filed against the Company with the County Recorder for Orange County California in the amount of $104,046. This lien relates to a judgment against the Company for attorney fees in the Company’s NAFTA settlement. The total amount of the claim including interest and collection costs is $111,406. Subsequent to the lien being filed, $27,050 was paid to the lien holder from a trust fund established by the Company and a third party to pay for any judgments and defense costs related to this lawsuit. The Company agreed to pay the remaining $84,356 of the claim in three installments. As of September 30, 2003, the Company has made the three installment payments.

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

Item 2. Changes in Securities

     None

Item 3. Defaults Upon Senior Securities

     The Company’s subsidiary, Metalclad Insulation Corporation, had a line of credit agreement with Community Bank, Anaheim, California, for $1,000,000, which matured on October 2, 2003. Borrowings under the agreement were limited to the lower of $1,000,000 or the Company’s borrowing base, which consists of a specified percentage of certain accounts receivable. As of September 30, 2003, the Company had a balance of $996,000 outstanding on this line of credit. The line of credit matured on October 2, 2003, and the Company was not in compliance with certain of the covenants contained in the line of credit agreement, Community Bank did not declare a default or exercise their rights and remedies under the line of credit agreement to collect the amount due. On November 5, 2003, Metalclad Insulation Corporation obtained a new line of credit with Far East National Bank, Los Angeles, California and repaid the line of credit with Community Bank.

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

10.1 Employment Agreement between Entrx Corporation and Wayne W. Mills dated October 1, 2003.

10.2	Secured Promissory Note and Guarantee dated November 1, 2003.

10.3	Amended and Restated Security and Pledge Agreement between Blake Capital Partners, Wayne W. Mills, Entrx Corporation and the escrow agent, Bruce Haglund, dated November 1, 2003.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certification.

b)	Reports on Form 8-K

None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTRX CORPORATION

Date: November 12, 2003	By:	/s/ Wayne W. Mills

Wayne W. Mills
Chief Executive Officer

Date: November 12, 2003	By:	/s/ Brian D. Niebur

Brian D. Niebur
Chief Financial Officer
(Principal Accounting Officer)