Form 10-K
period 2003-12-31
ENTRX CORP
filed 2004-03-24
CIK 13547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
( X )	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2003

Commission File Number 0-2000

Entrx Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-2368719 (I.R.S. Employer ID No.)

800 Nicollet Mall, Suite 2690 Minneapolis , Minnesota (Address of Principal Executive Office)	55402 (Zip Code)

Registrant’s telephone number, including area code (612) 333-0614

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

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
Yes   ( X )    No (   )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (  )

     Indicate by check mark whether the registrant is an accelerated filer (as defined by rule 12b-2 of the Act). Yes (   ) No ( X )

     The aggregate market value of the Common Stock held by non-affiliates of the registrant on March 9, 2004 was approximately $8,082,080, based upon the average of the bid and asked prices of the Common Stock, as reported on The Nasdaq Stock Market®.

     The number of shares of the Common Stock of the registrant outstanding as of March 9, 2004 was 7,244,215.

     Documents incorporated by reference:

     Portions of the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2004 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

     All statements, other than statements of historical fact, included in this Form 10-K, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Entrx Corporation (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-K. Such potential risks and uncertainties include, without limitation; the outcome of existing litigation; competitive pricing and other pressures from other businesses in the Company’s markets; adequacy of insurance, including the adequacy of insurance to cover potential future asbestos-related injury claims; the valuation of the Company’s investments; economic conditions generally and in the Company’s primary markets; availability of capital; the adequacy of the Company’s cash and cash equivalents; cost of labor; and other risk factors detailed herein and in other of the Company’s filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this Form 10-K and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements.

PART I

References to “we”, “us”, “our”, “the registrant” and “the Company” in this annual report on form 10K shall mean
Entrx Corporation and its consolidated subsidiary, Metalclad Insulation Corporation, unless the context in which those words are used would indicate a different meaning.

ITEM 1. BUSINESS

General

     The Company, incorporated originally in 1947 as an Arizona corporation, was reincorporated in Delaware on November 24, 1993. In June 2002, the Company changed its name from Metalclad Corporation to Entrx Corporation. We conduct our business operations primarily through a wholly owned subsidiary, Metalclad Insulation Corporation, a California corporation.

     Between May and September 2002, we acquired approximately 90% of the outstanding shares of Surg II, Inc. (“Surg II”) (Nasdaq: SURG), and on October 22, 2002, we distributed 3,791,576 shares of Surg II to our shareholders as a dividend. We still own 190,566 shares of Surg II common stock. Surg II is now known as Chiral Quest, Inc., and trades on the OTC Bulletin Board under the symbol “CQST.”

     For over 30 years, the Company and its predecessors have been providing insulation and asbestos abatement services, primarily on the West Coast. We currently provide these services through Metalclad Insulation Corporation to a wide range of industrial, commercial and public agency clients.

     Our principal executive offices are located at 800 Nicollet Mall, Suite 2690, Minneapolis, Minnesota 55402, and our telephone number is (612) 333-0614. Metalclad Insulation Corporation’s principal facilities are located at 2198 South Dupont Drive, Anaheim, California 92806.

Insulation Services

     Background. Our insulation services include the installation of high- and low-temperature insulation on pipe, ducts, furnaces, boilers, and various other types of equipment. We also maintain and repair existing insulation systems, generally under one or multi-year maintenance contracts. Our customers include refineries, utilities, chemical plants, manufacturing facilities, commercial properties, office buildings and various governmental facilities. This may include complete removal of existing insulation during the repair operations. The removed insulation may or may not be asbestos containing. We also fabricate specialty items for the insulation industry, and occasionally sell insulation material and accessories to our customers. Metalclad Insulation Corporation is a licensed general contractor and typically provides project management, labor, tools, equipment and materials necessary to complete the installation.

     We perform substantially all of the work required to complete most contracts, while generally subcontracting to others the scaffolding, painting and other trades not performed by Metalclad Insulation. In a typical insulation project, we obtain plans and specifications prepared by the owner of a facility or its agent. In projects where the customer is the owner of the facility, we may act as the general contractor. We may also work as a subcontractor for other general contractors. Projects for the installation of insulation in new construction may require one or more years to complete.

     If a project involves the removal of asbestos containing materials, we first treat the material with water and a wetting agent to minimize fiber release. Dry removal is conducted in special cases where wetting is not feasible, provided Environmental Protection Agency (“EPA”) approval is obtained. Our workers also remove asbestos laden pipe insulation by cutting the wrapping into sections in an enclosed containment area or utilizing special “glovebags” which provide containment around the section of pipe where the insulation is being removed. In some instances, the Company performs asbestos removal and provides related re-insulation contracting services, including insulation material sales; in other cases, the Company performs only asbestos removal services

     Insulation Contracts. We normally enter into service contracts on either a “cost plus” or “fixed-price” basis, either through competitive bids or direct negotiations.

     Cost plus contracts, sometimes referred to as “time and materials” contracts, generally provide for reimbursement of our costs incurred on a particular project, including labor and materials, plus the payment of a fee normally equal to a percentage of these costs. These contracts generally provide for monthly payments covering both reimbursements for costs incurred to date and a portion of the fee based upon the amount of work performed and are customarily not subject to retention of fees or costs.

     Fixed-price contracts generally require that we perform all work for an agreed upon price, often by a specified date. Such contracts usually provide for increases in the contract price if our construction costs increase due to changes in or delays of the project initiated or caused by the customer or owner. However, absent causes resulting in increases in contract prices, we take certain risks, including the risk that our costs associated with the project exceed the agreed upon price. Under these types of contracts we normally receive periodic payments based on the work performed to a particular date, less certain retentions. The amounts retained are held by the customer pending either satisfactory completion of our work or, in some cases, satisfactory completion of the entire project.

     In accordance with industry practice, most of our contracts are subject to termination or modification by the customer, with provision for the recovery of costs incurred and the payment to us of a proportionate part of our fees, in the case of a cost-plus contract, and overhead and profit, in the case of a fixed price contract. Such termination or modification occurs in the regular course of our business due to changes in the work to be performed as determined by the customer throughout the term of a project. No single termination or modification has had or is expected to have a material adverse impact on our business.

     Operations and Employee Safety. All contract work is performed by trained personnel, and supervised by project managers trained and experienced in both construction and asbestos abatement. Each employee involved in asbestos abatement must complete a general training and safety program conducted by the Company or union affiliation. Training topics include approved work procedures, instruction on protective equipment and personal safety, dangers of asbestos, methods for controlling friable asbestos and asbestos transportation and handling procedures. In addition, all full-time employees engaged in asbestos abatement activities are required to attend a minimum four-day course approved by the EPA and the Occupational Safety and Health Administration (“OSHA”), and all supervisors of abatement projects are required to attend an eight-hour first aid/CPR/safety course and an eight-hour EPA/AHERA refresher course annually. One of our full-time salaried employees and 22 hourly employees have been trained and certified as “competent individuals” under EPA regulations relating to the training of asbestos abatement workers. All employees are issued detailed training materials. We typically conduct a job safety analysis in the job bidding stage.

     We require the use of protective equipment on all projects, and sponsor periodic medical examinations of all of our field employees. During removal procedures, asbestos containing material is generally treated to minimize fiber release, and filtration devices are used to reduce contamination levels. Air monitoring to determine asbestos fiber contamination levels is conducted on all abatement projects involving the removal of friable asbestos. We have a comprehensive policy and procedure manual that covers all activities of an asbestos abatement project, and the specific responsibilities and implementation of procedures and policies to be followed on each project. The manual is reviewed periodically by management and updated to insure compliance with federal, state, and local regulations, to include information from in-house project review findings, and to include updated information regarding industry practices. To separate our responsibilities and limit our liability, we utilize unaffiliated third party laboratories for asbestos sampling analysis, and licensed independent waste haulers for the transportation and disposal of asbestos waste.

     Materials and Supplies. We purchase our insulating and asbestos abatement materials and supplies used in our insulation services from a number of national manufacturers, and we are not dependent on any one source.

Marketing and Sales

     Insulation Contracting Services. We currently obtain most of our insulation contracting business from existing customers, and through referrals by customers, engineers, architects, and construction firms. Additional business is obtained by referrals obtained through labor, industry and trade association affiliations.

     Projects are often awarded through competitive bidding, although major companies frequently rely on selected bidders chosen by them based on a variety of criteria such as adequate capitalization, bonding capability, insurance carried, and experience. We are frequently invited to bid on projects, and obtain a significant amount of our contracts through the competitive bidding process.

     Our marketing and sales effort emphasizes our experience, reputation for timely performance, and knowledge of the insulation and asbestos abatement industry. We are a member of the Western Insulation Contractors Association, the National Insulation Contractors Association, and various local business associations.

     Curtom-Metalclad Joint Venture. In 1989, Metalclad Insulation Corporation entered into a joint venture with a minority service firm, which qualifies for preferential contract bidding because of minority status. Metalclad Insulation Corporation owns a 49% interest in the joint venture. The joint venture, known as “Curtom-Metalclad,” submits bids for insulation and asbestos abatement services. When contracts are obtained by the joint venture, we perform the work specified in the contract as a subcontractor to the joint venture. We also receive an interest in 49% of the profits or losses of the joint venture. Sales for the year ended December 31, 2003 to Curtom-Metalclad were approximately $5,113,000 or 40.2% of our revenue, compared to $6,384,000 or 45.2% of revenue in 2002. While the revenues and gross profit of Curtom-Metalclad are significant to us, the assets, liabilities and earnings of that joint venture are insignificant, and not material. The termination of the Curtom-Metalclad joint venture and the loss of revenues that joint venture generates, would have a material adverse affect on us.

     Customers. Our customers are generally either industrial or commercial. The industrial customers are predominately public utilities (power, natural gas and water/water treatment), major oil companies for oil refineries and petrochemical plants, chemical and food processors, other heavy manufacturers, and engineering/construction companies. The commercial customers are primarily government installations, schools, hospitals, institutions, an array of manufacturing/commercial facilities, and the general or mechanical construction contractors. During 2003, we received a significant portion of our revenues from Southern California Edison Company (17.5%) and LA Power Joint Venture (14.1%), both through our Curtom-Metalclad joint venture. Shell Oil Products US accounted for 10% of our revenues. We cannot project whether a significant portion of our revenues derived from these customers in 2004. (See Note 19 to the Consolidated Financial Statements.)

     Competition. Competition in the insulation contracting services business is intense and is expected to remain intense in the foreseeable future. Competition includes a few national and regional companies that provide integrated services and many regional and local companies that provide insulation and asbestos abatement specialty contracting services. Many of the national and regional competitors providing integrated services are well established and have substantially greater marketing, financial, and technological resources than we do. The regional and local specialty contracting companies, which compete with us, either provide one service or they provide integrated services by subcontracting part of their services to other companies. We believe that the primary competitive factors for our services are price, technical performance and reliability. We obtain a significant number of our insulation service contracts through the competitive bidding process. We believe that our bids are generally competitively priced. Our policy is to bid all projects with the expectation of a reasonable gross profit.

     Backlog. Our backlog for insulation services at December 31, 2003 and December 31, 2002 was $5,559,000 and $5,848,000, respectively. Backlog is calculated in terms of estimated revenues on fixed-price and cost-plus projects in progress or for which contracts have been executed. Approximately 15% of our backlog is under cost-plus contracts. Our backlog as of any date is not necessarily indicative of future revenues. We estimate that our entire backlog as of December 31, 2003 will be completed during the next eighteen months.

Insurance and Bonding.

     Our combined general liability and contractor pollution insurance policy provides base coverage of $1,000,000 per occurrence and excess liability coverage of $5,000,000.

     Prior to 1975, the Company was engaged in the sale and installation of asbestos related insulation materials, and has been the subject of numerous claims of personal injury allegedly related to asbestos exposure. Many of these claims are now being brought by the children and close relatives of persons who have died, allegedly as a result of the direct or indirect exposure to asbestos.

     The number of asbestos related claims which have been initiated naming the us (primarily our subsidiary, Metalclad Insulation Corporation) as a defendant had increased from 254 in 1999 to 527 in 2000 and 685 in 2001. The number of claims initiated slightly decreased to 583 in 2002, and further decreased to 337 in 2003. As of December 31, 2003, there were approximately 1,212 asbestos cases pending, of which approximately 390 have been settled but not yet closed for lack of final documentation or payment. At December 31, 2000, 2001 and 2002, there were, respectively, approximately 860, 1,450 and 1,635 cases pending. It had been previously improperly reported in the Company’s Form 10K for the period ended December 31, 2002, filed with the Securities and Exchange Commission, that there were approximately 660 cases pending at December 31, 2002, and 700 cases pending at the end of 2001. Although, the number of claims made in 2002 and 2003 reflected a downward trend from 2001, and the number of cases pending on December 31, 2003, dropped from those pending on December 31, 2002, it cannot be assumed that this trend will continue. The sympathies of juries, the aggressiveness of the plaintiff’s bar, and the declining defendant base as a result of business failures, has also led to a trend of larger payments and settlements per claim.

     It is difficult to determine if we have adequate insurance to cover these claims. The terms of such insurance policies are complex, and the coverage for many types of claims is limited. If the current trend of the claim occurrence and amounts is not significantly reversed, it will likely have a material adverse effect on our financial condition and business in the future. Because of our insurance coverage, we do not anticipate any adverse effect on our financial condition to develop for at least the next four to five years. Beyond that, however, the effect of those claims is uncertain.

     In 2003, the United States Congress considered legislation to create a privately funded, publicly administered fund to provide the necessary resources for an asbestos injury claims resolution program. The latest draft of the legislation called for the fund to be funded 50% by asbestos defendant companies, of which the Company is one, and 50% by insurance companies. The impact, if any, this potential legislation will have on us cannot be determined at this time, although the latest draft of the legislation did not appear favorable to us.

     While our current insulation and asbestos abatement services customers generally do not require performance bonds, an increasing number of customers have requested such bonds. Due to changes in the bonding industry, we had difficulty obtaining performance bonds for two large projects in 2003. We obtained bonds for these two projects by having Arrowhead Consulting Group post a letter of credit with the bonding company. The bonding company required a credit enhancement and accepted the letters of credit as the credit enhancement. The Company paid Arrowhead Consulting Group cash consideration for these letters of credit and issued them three-year warrants to purchase 100,000 shares of our common stock at $1.50 per share, which were valued at fair market value and expensed during the year ended December 31, 2003. While the changes in the bonding industry have made it more difficult to obtain performance bonds, we believe that our current bonding arrangements are adequate for our anticipated future needs.

     Employees.

     As of December 31, 2003, we had two part-time salaried employees in our executive offices and 14 full-time salaried employees in our insulation business in California, for a total of 16 employees. These included three executive officers, project managers/estimators, purchasing, accounting, and office staff.

     As of December 31, 2003, our subsidiary, Metalclad Insulation Corporation, employed approximately 87 hourly employees for insulation contracting services, nearly all of whom are members of the International Association of Heat and Frost Insulators and Asbestos Workers (“AFL-CIO”) or Laborers Local Union 300. Metalclad Insulation Corporation is a party to agreements with various local chapters of various trade unions. The number of hourly employees employed by us fluctuates depending upon the number and size of projects that we have under construction at any particular time. It has been our experience that hourly employees are generally available for our projects, and we have continuously employed a number of hourly employees on various projects over an extended period of time. We consider our relations with our hourly employees and the unions representing them to be good, and have not experienced any recent work stoppages due to strikes by such employees. Additionally, the trade union agreements we are a party to include no strike, no work stoppage provisions. One agreement, the “Maintenance Agreement” with Local No. 5 of the International Association of Heat and Frost Insulators and Asbestos Workers expired in December 2003. The “Maintenance Agreement” is currently under negotiation. The “Basic Agreement” with Local No. 5 of the International Association of Heat and Frost Insulators and Asbestos Workers expires in August 2004. An agreement with the Laborers Local 300 was signed in January 2004 and expires in December 2006.

Government Regulation

     Insulation Services and Material Sales Regulation. As a general and insulation specialty contractor, we are subject to regulation requiring us to obtain licenses from several state and municipal agencies. Other than licensing, our industrial insulation services and material sales business is not subject to material or significant regulation.

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

     We believe that we are substantially in compliance with all regulations relating to its asbestos abatement operations, and currently have all material government permits, licenses, qualifications and approvals required for our operations.

ITEM 2. PROPERTIES

     Our executive offices are located in Minneapolis, Minnesota, which consists of approximately 2,400 square feet leased at a current rate of $5,400 per month, on a month-to-month basis.

     Our wholly owned subsidiary, Metalclad Insulation Corporation, is housed in a facility in Anaheim, California. This facility consists of 26,000 square feet of office and warehouse space. In May, 2002 we purchased this facility for $2,047,000.

     An inactive subsidiary of the Company owns an approximately 92-hectare parcel (approximately 227 acres) of land in Santa Maria del Rio near San Luis Potosi, Mexico. We are presently attempting to dispose of this property. Such sale or disposition will not have a material effect on the Company.

     We believe that the properties currently owned and leased by us are adequate for our operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

Asbestos Related Claims

     Prior to 1975, we were engaged in the sale and installation of asbestos related insulation materials, and have been the subject of numerous claims of personal injury allegedly related to asbestos exposure. Many of these claims are now being brought by the children and close relatives of persons who have died, allegedly as a result of the direct or indirect exposure to asbestos.

     The number of asbestos related claims which have been initiated naming us (primarily our subsidiary, Metalclad Insulation Corporation) as a defendant had increased from 254 in 1999, 527 in 2000 to 685 in 2001. The number of claims initiated slightly decreased to 583 in 2002, and further decreased to 337 in 2003. As of December 31, 2003, there were approximately 1,212 asbestos cases pending, of which approximately 390 have been settled but not yet closed for lack of final documentation or payment. At December 31, 2000, 2001 and 2002, there were, respectively, approximately 860, 1,450 and 1,635 cases pending. It had been previously improperly reported in the Company’s Forms 10K for the period ended December 31, 2002, filed with the Securities and Exchange Commission, that there were approximately 660 cases pending at December 31, 2002, and 700 cases pending at the end of 2001. Although, the number of claims made in 2002 and 2003 reflected a downward trend from 2001, and the number of cases pending on December 31, 2003, dropped from those pending on December 31, 2002, it cannot be assumed that this trend will continue. The sympathies of juries, the aggressiveness of the plaintiff’s bar, and the declining defendant base as a result of business failures, has also led to a trend of larger payments and settlements per claim.

     In the past we believed that we had adequate insurance to cover these claims; however, the terms of such insurance policies are complex and the coverage for many types of claims is limited. If the current trend of the claim occurrence and amounts is not significantly reversed, it will likely have a material adverse effect on our financial condition and business in the future. Because of our insurance coverage, we do not anticipate any adverse effect on our financial condition to develop for at least the next four to five years. Beyond that, however, the effect of those claims is uncertain.

     In 2003 the United States Congress considered legislation to create a privately funded, publicly administered fund to provide the necessary resources for an asbestos injury claims resolution program. The latest draft of the legislation called for the fund to be funded 50% by asbestos defendant companies, of which the Company is one, and 50% by insurance companies. The impact, if any, this potential legislation will have on us cannot be determined at this time although the latest draft of the legislation did not appear favorable to us.

     Claim Against Former Employee, Etc.

     In October 1999, we completed the sale of our operating businesses and development project located in Aguascalientes, Mexico. That sale specifically excluded those Mexican assets involved in the Company’s NAFTA claim which was settled in 2001. Under the terms of the sale we received an initial cash payment of $125,000 and recorded a receivable for $779,000. On November 13, 2000, the Company filed a complaint in the Superior Court of California against a former employee, the U.S. parent of the buyer and its representative for breach of contract, fraud, collusion and other causes of action in connection with this sale seeking damages in the form of a monetary award. An arbitration hearing was held in September, 2002 in Mexico City, as requested by one of the defendants. This arbitration hearing was solely to determine the validity of the assignment of the purchase and sale agreement by the buyer to a company formed by the former employee defendant. The Superior Court action against the U.S. parent was stayed pending the Mexican arbitration. On April 8, 2003, the arbitrator ruled that the assignment was inexistent, due to the absence of our consent. In June 2003, the Court of Appeal for the State of California ruled that the U.S. parent was also entitled to compel a Mexican arbitration of the claims raised in our complaint. We are now prepared to pursue our claim in an arbitration proceeding for the aforementioned damages. No assurances can be given on the outcome. We have fully reserved for the $779,000 note receivable, which was recorded at the date of sale.

     In a related action, a default was entered against us in December, 2002, in favor of the same former employee referred to in the foregoing paragraph by the Mexican Federal Labor Arbitration Board, for an unspecified amount. The former employee was seeking in excess of $9,000,000 in damages as a result of his termination as an employee. The default was obtained without the proper notice being given to us, and was set aside in the quarter ended June 30, 2003. Most of the evidentiary hearings on the merits of the former employee’s claim have taken place and we are preparing for final arguments. We believe this claim is without merit and intend to vigorously defend against it.

Claim by Former Attorney

     On February 5, 2003, a Notice of Involuntary Lien was filed against the Company with the County Recorder for Orange County California in the amount of $104,046. This lien relates to a judgment against the Company for attorney fees in the Company’s NAFTA settlement. The total amount of the claim including interest and collection costs was $111,406. Subsequent to the lien being filed, $27,050 was paid to the lien holder from a trust fund established by the Company and a third party to pay for any judgments and defense costs related to this lawsuit. We agreed to pay the remaining $84,356 of the claim in three installments. As of December 31, 2003, the Company has paid the judgment in full.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCK HOLDER MATTERS

Market for Common Stock

     Our Common Stock is traded on The Nasdaq SmallCap Market under the symbol “ENTX.” The following table sets forth, for the fiscal periods indicated, the high and low bid prices for the Common Stock as reported by Nasdaq:

	Bid Price
	High	Low
Fiscal Year Ended December 31, 2002
Quarter Ended March 31, 2002	$3.65	$1.80
Quarter Ended June 30, 2002	2.40	1.59
Quarter Ended September 30, 2002	1.92	0.80
Quarter Ended December 31, 2002	2.00	0.70
Fiscal Year Ended December 31, 2003
Quarter Ended March 31, 2003	$0.81	$0.34
Quarter Ended June 30, 2003	1.71	0.37
Quarter Ended September 30, 2003	1.45	1.00
Quarter Ended December 31, 2003	1.35	0.77

     As of March 9, 2004, the closing bid price for the common shares on The Nasdaq SmallCap Market was $1.41.

     On December 11, 2002, we received a notice from The Nasdaq Stock Market, Inc. advising us that because the minimum bid price of our Common Stock was not at least $1.00 for thirty consecutive trading days, we did not meet the requirements for continued listing on The Nasdaq SmallCap Market. We had 180 calendar days from the notice, or until June 9, 2003, to regain compliance, obtain an extension or be delisted. On June 11, 2003, we received a 180 day extension to December 8, 2003, in order to come back in compliance or be delisted. On July 14, 2003, we received a notice from The Nasdaq Stock Market that we had regained compliance with the $1.00 minimum bid price and that the matter was closed.

Shareholders of Record

     As of March 9, 2004, the approximate number of record holders of our Common Stock was 1,553.

Dividends

     We have not paid any cash dividends on our Common Stock since our incorporation, and anticipate that, for the foreseeable future, earnings, if any, will continue to be retained for use in our business. On October 22, 2002, we distributed 3,791,576 shares of Surg II, Inc. common stock which we owned as a dividend to our shareholders of record as of the close of business on October 11, 2002. The dividend was equal to one share of Surg II, Inc. common stock for each two shares of the Company’s common stock owned. Since that date, Surg II, Inc. has changed its name to Chiral Quest, Inc., and its shares are being traded on the over-the-counter Bulletin Board under the symbol “CQST”.

Unregistered Sales of Securities

     The following table sets forth certain information regarding the sale of common stock by the Company during the calendar year 2003 in transactions which were not registered under the Securities Act of 1933 (the “Act”).

	Number of			Exemption from
Date of	Shares			Registration Relied
Sale	Sold	Person(s) to Whom Sold	Consideration Paid	Upon Under the Act
4/8/03	Options for 100,000 Shares	President of wholly owned subsidiary, Metalclad Insulation Corporation	Services – Options exercisable at $0.50 per Share through 4/6/10	Section 4(2) of the Securities Act of 1933, as a transaction not involving a public offering.
4/11/03	Options for 110,000 Shares	Members of the Board of Directors of Entrx Corporation (4 members) and its subsidiary, Metalclad Insulation Corporation (1 member), and the Chief Financial Officer of Entrx Corporation	Services – 50,000 Share options exercisable at $0.50 per Share, 40,000 Share options exercisable at $0.80 per Share, and 20,000 Share options exercisable at $0.65 per Share	Section 4(2) of the Securities Act of 1933, as a transaction not involving a public offering.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data is derived from the consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

	Year Ended December 31,
	2003	2002 (4)	2001	2000	1999
	(in thousands, except share and per share amounts)
Statement of Operations Data (1)
Revenues from continuing operations	$12,733	$15,021	$18,008	$17,769	$13,422
Loss from continuing operations	(3,006)	(5,286)	(1,503)	(1,702)	(1,971)
Income (loss) from discontinued operations	—	—	7,079	(63)	(2,228)
Net income (loss)	(3,006)	(5,286)	5,576	(1,765)	(4,199)
Earnings per share: (2)
Loss per share of common stock, continuing operations–basic	$(0.42)	$(0.69)	$(0.21)	$(0.31)	$(0.50)

Loss per share of common stock, continuing operations–diluted	$(0.42)	$(0.69)	$(0.21)	$(0.31)	$(0.50)

Income (loss) per share of common stock, discontinued operations–basic	$—	$—	$0.98	$(0.01)	$(0.57)

Income (loss) per share of common stock, discontinued operations–diluted	$—	$—	$0.97	$(0.01)	$(0.57)

Income (loss) per share of common stock–basic	$(0.42)	$(0.69)	$0.77	$(0.32)	$(1.07)

Income (loss) per share of common stock–diluted	$(0.42)	$(0.69)	$0.77	$(0.32)	$(1.07)

Weighted average shares outstanding–basic (2)	7,303,338	7,608,823	7,200,490	5,470,002	3,918,912
Weighted average shares outstanding–diluted (2)	7,303,338	7,608,823	7,261,568	5,470,002	3,918,912
Balance Sheet Data
Total assets	$8,664	$11,063	$17,792	$11,422 (3)	$9,472 (3)
Convertible notes	914	—	—	1,029	2,071
Convertible debentures	—	—	—	310	360
Long-term debt	297	308	241	186	149
Mortgage payable	1,587	1,494	—	—	—
Shareholders’ equity	3,339	6,509	13,692	6,891 (3)	5,155 (3)
Common shares outstanding (2)	7,244,215	7,504,215	7,448,015	6,581,114	4,859,498

(1)	In the forth quarter of 1998, the company committed to a plan to discontinue its operations in Mexico and to seek a buyer. Consequently, the Statement of Operations Data has been restated to reflect this decision.

(2)	Effective July 2, 1999, the Company implemented a 1 for 10 reverse stock split. All prior periods have been restated.

(3)	Restated to reflect reclassification of certain related party receivables.

(4)	Includes the operations of the Company’s majority-owned subsidiary Surg II, Inc. for the period May 30, 2002 through October 22, 2002.

     No dividends were paid or declared during the years ended December 31, 2003, 2001, 2000, or 1999. On October 22, 2002 the Company distributed 3,791,576 shares of Surg II, Inc. common stock as dividend to its shareholders of record as of the close of business on October 11, 2002. The dividend was equal to one share of Surg II, Inc. common stock for each two shares of Entrx Corporation common stock owned.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Summary.

     Our revenues have decreased over the past two years from $18,008,000 in 2001 to $12,733,000 in 2003. Gross margin percentages have also decreased over the same two-year period, from 13.7% in 2001 to 11.2% in 2003. We do not anticipate that our revenues will continue to decrease in 2004, and anticipate that gross margin percentages in 2004 will exceed those of 2003.

     We had net losses in 2002 and 2003 of approximately $5,286,000 and $3,006,000, respectively. Included in these losses is $3,333,000 in 2002 resulting from a restructuring charge, and $1,000,000 in losses in 2003 as the result of an impairment charge on one of our investments in a privately-held company. While we anticipate an improvement in overall operating results in 2004, we still project an operating loss for 2004.

     We currently have an investment in two privately-held companies, totaling $1,757,000, both of which are in the early stages of their business development. One of these investments incurred an impairment in 2003. Either or both of these investments could be further impaired in the future.

     Our revenues from maintenance contracts as opposed to new installation contracts have declined over the past, reflecting greater competition in our markets. While efforts are underway to reverse that trend, we are not sure these efforts will be successful.

     In December of 2003, our operating subsidiary, Metalclad Insulation Corporation, obtained a line of credit financing from the Far East National Bank, Newport Beach, California. While the line of credit is for up to $1,500,000, Metalclad Insulation Corporation is required to maintain a cash balance with the Far East Bank for borrowings greater than $1,000,000 on a dollar-for-dollar basis. Whether Far East Bank will be willing to renew this line of credit in December of 2004 will be partially contingent upon our financial condition and compliance with certain loan covenants. Currently, the loan covenants require, among other things, that we maintain a net worth of $4,400,000. We may not be in compliance with all of the loan covenants at the end of 2004, in which case Far East National Bank may not provide us with any debt financing.

     We obtained a $1,300,000 loan in December of 2003 from Pandora Select Partners, LP, a British Virgin Islands limited partnership. The proceeds of this loan should provide us with sufficient cash to operate through 2004.

     Our subsidiary, Metalclad Insulation Corporation, continues to be engaged in lawsuits involving asbestos-related injury or potential injury claims. The 337 claims made in 2003 were down from the 685 and 583 claims made in 2001 and 2002 respectively, although the average severity of each claim has slightly increased. These claims are currently defended and covered by insurance. We have projected that we have sufficient insurance to provide coverage for the next four to five years. This projection assumes that there is not a significant increase in the annual number of new claims and that the severity of each claim does not increase significantly. The projection also assumes that the insurance companies live up to what we believe their obligation to continue to cover our exposure with regards to these claims. Whether we will be able to continue in business when our insurance coverage runs out is subject to a significant number of variables, which are impossible to predict. In addition, we paid approximately $175,000 in 2003 in legal fees to assess and monitor the asbestos-related claims, and to assess and monitor our insurance coverage and insurance company activities involving the defense and payment of these claims. We anticipate that this cost will continue.

Presentation of Consolidated Financial Statements

     The consolidated financial statements of the Company reflect our ongoing business in the insulation contracting segment and the discontinuance in 1999 of our waste management segment in Mexico. Certain amounts have been reclassified from previously reported categories.

Results of Operations

     General. Our revenues have been generated primarily from insulation services and sales of insulation products and related materials in the

United States. Until 1999, we received revenues from the collection of waste oils and solvents for recycling, rental of parts washing machines, brokering the disposal of waste and remediation services in Mexico. Our financial statements for 1999 and subsequent years reflect the winding down of those operations.

     In 1997, we filed a claim against the United Mexican States under the North American Free Trade Agreement (“NAFTA”) to recover the value of our investment in a completed, but unopened, treatment, storage and disposal facility in San Luis Potosi. During the fourth quarter of 1998, we determined that, due to political opposition in Mexico, our Mexican operations would not be successful, and we committed to a plan to discontinue our operations and investment in Mexico to minimize future losses. We settled our claims against the Mexican Government in October 2001 for $16,002,000. This settlement completed our activities in Mexico and essentially closed out all discontinued operations in Mexico.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002.

     Revenue. Total revenues were $12,733,000 in 2003 as compared to $15,021,000 for 2002, a decrease of 15.2%. The decrease was primarily a result of the competitive nature of the construction industry, the general economic business environment and our efforts, in the last half of the year, to concentrate on higher gross margin projects.

     Cost of Revenue and Gross Margin. Total cost of revenue for the year ended December 31, 2003 was $11,312,000 as compared to $13,158,000 for the year ended December 31, 2002, a decrease of 14.0%. This decrease was primarily due to the decrease in revenue. The gross margin as a percentage of revenue was approximately 11.2% for the year ended December 31, 2003 compared to 12.4% for the year ended December 31, 2002. The gross margin percentage decreased primarily due to unanticipated costs on certain fixed bid projects during the first quarter of 2003. Throughout the year our gross margin as a percentage of revenue steadily increased from (1.7)% in the first quarter, to 14.3% in the second quarter, to 16.7% in the third quarter and finally to 20% in the fourth quarter.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $3,786,000 for the year ended December 31, 2003 as compared to $3,658,000 for the year ended December 31, 2002, an increase of 3.5% due primarily to increases in insurance expense, consulting and financing expenses offset by a decrease in legal and travel expenses. Insurance expense increased due to the increased cost of Directors and Officers insurance and to charges related to workers compensation insurance. Financing expenses increased due to the costs associated with obtaining a new bank line of credit and a mortgage on our facilities in California, and the obtaining of additional financing through the issuance of convertible promissory notes.

     Other Operating Expense. For the year ended December 31, 2003, we reversed an allowance of $387,000 related to a non-recourse loan to an affiliate of a person who subsequently became a corporate officer. During 2003, we amended the note with this officer’s affiliate to our net benefit, such that the new note is now with full recourse to this affiliate, and guaranteed by the officer. Since this was a non-recourse loan, we had adjusted the carrying value of the note to the value of the collateral as of December 31, 2002, and then recorded an allowance of $387,000. The collateral consists of 500,000 shares of the Company’s common stock and 250,000 shares of the $0.01 par value common stock of Chiral Quest, Inc. (OTC Bulletin Board: CQST).

     Restructuring Charges. On December 20, 2001, Wayne Mills filed Form 13D/A with the Securities and Exchange Commission, indicating his intent to seek a change in management and the Board of Directors of the Company. Mr. Mills indicated that, absent a cooperative solution, he would seek shareholder consents to replace the entire Board.

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

     In connection with their resignations, and in lieu of compensation which would otherwise be due under change of control provisions contained in previously executed and adopted employment contracts, which were amended and restated as of January 1, 2002, the Company issued Mr. Kesler 140,000 shares of the Company’s common stock valued at $359,800, forgave a loan due from Mr. Kesler in the amount of $543,000 in exchange for future consulting services and paid Mr. Kesler $832,000 in cash. In addition, the Company issued Mr. Dabbene 86,000 shares of the Company’s common stock valued at $221,020 and paid Mr. Dabbene $637,000 in cash. In addition, all outstanding unvested stock options held by the prior

Board of Directors, including Messrs. Kesler and Dabbene, were immediately vested and became exercisable. Messrs. Kesler and Dabbene each agreed to act as our consultants under two-year and three-month consulting agreements, respectively. In addition to the payment discussed above, Mr. Dabbene’s compensation for consulting was $5,000 per month. A portion of the cash payments due to Mr. Kesler and Mr. Dabbene ($482,000 and $425,000, respectively) was deposited by us as income and payroll tax withholding on the total compensation paid to each of them.

     In March 2002, we reimbursed Mr. Mills $100,000 for legal fees expended by him in excess of that amount to effect this change in management.

     During the year ended December 31, 2002, we recognized $3,333,000 of expense related to the change of management, including insurance premiums, legal fees, severance pay and relocation of the Company’s headquarters. The cash payments related to these expenses were approximately $2,008,000. The non-cash charges primarily relate to the forgiveness of the loan due from Mr. Kesler, the issuance of common stock to Messrs. Kesler and Dabbene, the expense pursuant to APB No. 25 and the related interpretations related to the accelerated vesting of stock options for the prior directors.

     Interest Income and Expense. Interest income for the year ended December 31, 2003 was $154,000 as compared with $293,000 for the year ended December 31, 2002. The decrease in 2003 was primarily due to lower average cash and cash equivalent balances in 2003 as compared to 2002 generating lower interest income, partially offset by an increase in interest income related to an interest-bearing loan to a corporate officer. Interest expense was $172,000 for the year ended December 31, 2003 compared to interest expense of $119,000 for the year ended December 31, 2002. This increase in interest expense was primarily due to the mortgage which was obtained on Metalclad Insulation Corporation’s building; which mortgage was outstanding for the entire year ended December 31, 2003, as compared to only a portion of the year ended December 31, 2002. In addition, there were loans with Venture Bank and a convertible promissory note outstanding for part of the year ended December 31, 2003, that increased interest expense as compared with the year ended December 31, 2002.

     Other Income and Expense. For the year ended December 31, 2003, we recognized an impairment charge of $1,000,000 related to one of our investments in a privately-held company. The impairment charge was due to the decline in the fair value below the cost basis that was judged to be other than temporary. We recognized a $15,000 loss on sale of available-for-sale securities in the year ended December 31, 2003, and a $57,000 gain on sale of available-for-sale securities in the year ended December 31, 2002.

     In March 2003, the Company converted a note receivable from Zamba Corporation into 415,340 shares of NextNet Wireless, Inc. Series A Preferred Stock owned by Zamba. NextNet is a privately held provider of non-line-of-sight plug-and-play broadband wireless access systems. Each preferred share is convertible into three shares of common stock. On February 23, 2004, however, the Company was notified of a proposed merger between NextNet and a recently formed privately owned company (the "Acquirer"), to which we gave our consent. The Acquirer has experience in the wireless communication industry.

     Under the terms of the merger, the Company will receive warrants to purchase 290,738 shares of the class A common stock of the Acquirer in exchange for the 415,340 shares of Series A Preferred Stock that it owns of NextNet. The warrants the Company will receive from the Acquirer will have an exercise price of $4.00 per share, are immediately exercisable and have a term which terminates after the earlier of six years or upon the occurrence of certain events which gives the holders of the warrant liquidity with respect to the underlying common stock. The Company has been informed that the merger was completed on March 16, 2004. Based upon the foregoing, the Company determined that there had been an other-than-temporary decline in the fair value of its investment below the cost and recorded an impairment charge of $1,000,000 for the year ended December 31, 2003. The Company valued the warrants received using the Black-Scholes pricing model using 113% as the volatility, 1.24% as the risk free interest rate, an expected life of six years and no expected dividends. The Company has not obtained, and will not obtain, an independent appraisal of the value of the warrants.

     Net Loss. We experienced a net loss of $3,006,000 (or a loss of $0.41 per share) for the year ended December 31, 2003, as compared to net loss of $5,286,000 (or a loss of $0.69 per share) for the comparable period ended December 31, 2002. The $5,286,000 net loss from continuing operations for the year ended December 31, 2002, included the restructuring charges of $3,333,000, and the net loss of $3,006,000 for the year ended December 2003 included a $1,000,000 impairment charge on one of our investments in a privately-held company.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001.

     Revenue. Total revenues were $15,021,000 in 2002 as compared to $18,008,000 for 2001, a decrease of 17%. Contract revenues for the year ended December 31, 2002 were $14,837,000 as compared to $17,865,000 for the year ended December 31, 2001, a decrease of 17%. The decrease was primarily attributable to fires at two of our customer’s sites that generated incremental revenue in the year ended December 31, 2001, and was also due to the general economic slowdown in 2002.

     Cost of Revenue and Gross Margin. Total cost of revenue for the year ended December 31, 2002 was $13,158,000 as compared to $15,540,000 for the year ended December 31, 2001, a decrease of 15%. This decrease was primarily due to the decrease in revenue. The gross margin as a percentage of revenue was approximately 12.4% for the year ended December 31, 2002 compared to 13.7% for the year ended December 31, 2001. The decrease in gross margin as a percentage of revenue was primarily attributed to the performance of several major emergency jobs in response to major fires at a refinery and power plant that allowed for higher contract margins in the year ended December 31, 2001.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $3,658,000 for the year ended December 31, 2002 as compared to $3,015,000 for the year ended December 31, 2001, an increase of 21.3% due primarily to an increase in legal and professional fees, insurance expense and board fees, offset by a decrease in salaries and bonus expense.

     Other Operating Expense. For the year ended December 31, 2002, the Company recorded an allowance of $387,000 related to a non-recourse loan made to an affiliate of a person who subsequently became a corporate officer. The Company adjusted the carrying value of the note to the value of the collateral as of December 31, 2002. The collateral consists of 500,000 shares of the Company’s common stock and 250,000 shares of the $0.01 par value common stock of Chiral Quest, Inc. (OTC Bulletin Board: CQST).

     Restructuring Charges. On December 20, 2001, Wayne Mills filed Form 13D/A with the Securities and Exchange Commission, indicating his intent to seek a change in management and the Board of Directors of the Company. Mr. Mills indicated that, absent a cooperative solution, he would seek shareholder consents to replace the entire Board.

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

     In connection with their resignations, and in lieu of compensation which would otherwise be due under change of control provisions contained in previously executed and adopted employment contracts, which were amended and restated as of January 1, 2002, the Company issued Mr. Kesler 140,000 shares of the Company’s common stock valued at $359,800, forgave a loan due from Mr. Kesler in the amount of $543,000 in exchange for future consulting services and paid Mr. Kesler $832,000 in cash. In addition, the Company issued Mr. Dabbene 86,000 shares of the Company’s common stock valued at $221,020 and paid Mr. Dabbene $637,000 in cash. In addition, all outstanding unvested stock options held by the prior Board of Directors, including Messrs. Kesler and Dabbene, were immediately vested and became exercisable. Messrs. Kesler and Dabbene each agreed to act as our consultants under two-year and three-month consulting agreements, respectively. In addition to the payment discussed above, Mr. Dabbene’s compensation for consulting was $5,000 per month. A portion of the cash payments due to Mr. Kesler and Mr. Dabbene ($482,000 and $425,000, respectively) was deposited by us as income and payroll tax withholding on the total compensation paid to each of them.

     In March 2002, we reimbursed Mr. Mills $100,000 for legal fees expended by him in excess of that amount to effect this change in management.

     During the year ended December 31, 2002, we recognized $3,333,000 of expense related to the change of management, including insurance premiums, legal fees, severance pay and relocation of the Company’s headquarters. The cash payments related to these expenses were approximately $2,008,000. The non-cash charges primarily relate to the forgiveness of the loan due from Mr. Kesler, the issuance of common stock to Messrs. Kesler and Dabbene, the expense pursuant to APB No. 25 and the related interpretations related to the accelerated vesting of stock options for the prior directors.

     Interest Income and Expense. Interest income for the year ended December 31, 2002 was $293,000 as compared with $80,000 for the year ended December 31, 2001. The increase in 2002 was primarily due to the larger cash balances, that resulted from the receipt of the NAFTA award and to an interest-bearing loan to a corporate officer in December 2001 that remained outstanding at December 31, 2002. Interest expense was $119,000 for the year ended December 31, 2002 compared to interest expense of $132,000 for the year ended December 31, 2001. This reduction in interest expense was primarily due to the conversion of debt into 266,901 shares of our common stock, and the repayment of convertible zero coupon notes, with an interest rate of 15%, in the year ended December 31, 2001. This reduction was partially offset by interest payable one bank borrowings outstanding for all of 2002, as compared to only a portion of 2001.

     Other Income and Expense. We recognized a $57,000 gain on sale of available-for-sale securities in the year ended December 31, 2002. Other expense of $904,000 in 2001 consisted principally of the reserve established for a note receivable related to the sale of our Mexican assets not included in the NAFTA claim.

     Discontinued Operations. The gain of $7,079,000 in 2001 was a result of the settlement of the NAFTA claim, net of all fees and expenses, including the write-off of all assets associated with the claim. No future costs are anticipated. If any future costs arise, they will be charged to operations as incurred.

     Net Income (Loss). We experienced a net loss of $5,286,000 (or a loss of $0.69 per share) for the year ended December 31, 2002, as compared to net income of $5,576,000 (or income of $0.77 per share) for the comparable period ended December 31, 2001. The net income for the year ended December 31, 2001, was due to the receipt of the proceeds from the

NAFTA claim. The net loss from continuing operations for the year ended December 31, 2002, was primarily related to the restructuring charges. This net loss compares with the net loss from continuing operations of $1,503,000 for the comparable period ended December 31, 2001.

Liquidity and Capital Resources

     As of December 31, 2003, we had $1,644,000 in cash and cash equivalents and $279,000 in available-for-sale securities. The Company had working capital of $1,519,000 as of December 31, 2003. Our subsidiary, Metalclad Insulation Corporation, has a line of credit with Far East National Bank, Los Angeles, California. The line of credit agreement with Far East National Bank matures on October 28, 2004, and bears interest at a floating rate based upon the bank’s prime rate plus 1%. Borrowings under the agreement are limited to $1,000,000 plus the amount of cash collateral posted, up to $500,000, in the form of certificate of deposit at the bank. At December 31, 2003, we had a balance of $1,000,000 outstanding on this line of credit.

     Cash provided by continuing operations was $227,000 for 2003, compared with cash used in continuing operations of $6,939,000 in 2002. For 2001, $1,187,000 of cash was provided by continuing operations. Cash flows were used primarily to fund operating losses for continuing operations in each of the years 2003, 2002 and 2001, which were partially offset by non-cash expenses for depreciation and amortization. In 2003, there was also a $1,000,000 non-cash expense related to an impairment charge for one of our investments in a privately-held company. In 2002, we placed $2,111,000 of cash in a certificate of deposit at a bank to secure a standby letter of credit payable to a customer in lieu of a performance bond. The letter of credit and the certificate of deposit matured on July 1, 2003. At December 31, 2002, we recorded the certificate of deposit as restricted cash. On March 25, 2003, the letter of credit was cancelled and the CD was released as collateral which provided $2,111,000 of cash in 2003. $814,000 of cash was also provided from continuing operations in 2003 due to a decrease in costs and estimated earnings in excess of billings on uncompleted contracts, a decrease in other receivables, and an increase in billings in excess of costs and estimated earnings on uncompleted contracts. There was also a non-cash item related to the allowance on officer’s receivable that decreased cash flows by $387,000 in 2003. A decrease in accounts payable used $486,000 of cash in 2003.

     During 2002, we recognized $3,333,000 of expense related to the change of management, including insurance premiums, legal fees, severance pay and relocation of our headquarters. The cash payments related to these expenses were approximately $2,044,000. The non-cash charges of $1,156,000 primarily relate to the forgiveness of a loan due from Mr. Kesler and the issuance of common stock to Messrs. Kesler and Dabbene.

     We used $1,057,000 of cash in 2002 to decrease our accounts payable and accrued expenses. These uses were partially offset by non-cash expenses for stock based compensation, the adjustment of the carrying value of the loan to a corporate officer and the forgiveness of the loan to Mr. Kesler.

     In 2001, the positive cash flow from continuing operations was primarily the result of a $2,105,000 decrease in accounts receivable. The large workload in the fourth quarter of 2000 as compared with 2001 resulted in a larger accounts receivable balance at December 31, 2000 as compared with December 31, 2001. There was also a non-cash expense due to the provision for uncollectible notes receivable related to the 1999 sale of certain Mexican assets in 2001. Increases in prepaid expenses and other current assets, primarily related to prepaid insurance also resulted in decreased cash flows from continuing operations in 2001 of $225,000.

     Cash provided by discontinued operations was $13,450,000 for 2001. In 2001, the positive cash flow from discontinued operations was primarily the result of the $16,002,000 received from the Mexican government as settlement of our claim under the North American Free Trade Agreement, offset by expenses related to the settlement.

     Net investing activities used $643,000, $6,723,000 and $1,230,000 of cash in 2003, 2002 and 2001, respectively. Of these uses, $150,000, $2,258,000 and $231,000 was used for additions to property and equipment in 2003, 2002 and 2001, respectively, primarily for our subsidiary, Metalclad Insulation Corporation.

     On November 4, 2002, we entered an agreement whereby we would lend up to $2.5 million to Zamba Corporation (“Zamba”) in the form of a collateralized convertible note. The note, when fully funded, was convertible into common stock of Zamba, or at the Company’s option, was payable by Zamba in shares of NextNet Wireless, Inc. (“NextNet”) Series A Preferred Stock owned by Zamba and which collateralized the note. The note was not repayable in cash. The agreement also gave us the option to acquire additional shares of NextNet Series A Preferred Stock. We had advanced $1,000,000 on the note as of December 31, 2002. On January 13, 2003, we advanced $100,000, and on February 17, 2003, advanced an additional $650,000 on the note. On February 17, 2003, we amended the agreement with Zamba whereby the total amount we would lend to Zamba was reduced to $1,750,000. In connection with this amendment, provisions allowing us to convert the loan into Zamba’s common stock and our option to purchase an additional 750,000 shares of NextNet Series A Preferred Stock from Zamba were removed. The loan was not repayable in cash, but was repayable through conversion into shares of Zamba’s NextNet Series A Preferred Stock. The note matured on March 31, 2003, and was then converted into 415,340 shares of NextNet Series A Preferred Stock. Each share of NextNet Series A Preferred Stock is convertible into three shares of NextNet common stock. On November 4, 2002, Wayne W. Mills, the Company’s President, owned approximately 6.3% of the outstanding common stock of Zamba and approximately 3.3% of NextNet and as of December 31, 2003, Mr. Mills owned approximately 1.4% of NextNet.

     Subsequent to December 31, 2003, the stockholders of NextNet have been presented with a merger proposal, which will likely be adopted. Under the merger proposal, the privately held acquiring company would issue warrants to purchase 290,738 shares of its class A common stock in exchange for all of the 415,340 shares of NextNet Series A Preferred Stock held by us. The warrants as proposed, will be exercisable over six years at $4.00 per share. We have approved of the merger. As a result of the anticipated merger, we have reduced the fair value of our investment in NextNet by $1,000,000 effective for the year ended December 31, 2003.

     In 2002, $2,047,000 of the additions to property related to the purchase of the building housing the business at Metalclad Insulation Corporation. Also in 2002, we used $3,300,000 to acquire and distribute 3,791,576 shares of Surg II, Inc. common stock to our shareholders as a dividend. Additionally in 2002 we used $197,000 for net purchases of available-for-sale securities.

     In 2001, we used $1,000,000 of cash to make an equity investment in Catalytic Solutions, Inc., a privately held company.

     Cash provided by financing activities totaled $1,216,000 in 2003 compared with cash provided by financing activities of $1,372,000 in 2002 and cash used in financing activities of $628,000 in 2001. Long-term borrowings provided $121,000, $190,000 and $202,000 of cash in 2003, 2002 and 2001, respectively. We used $159,000 and $222,000 of cash in 2003 and 2002, respectively, to repurchase 260,000 and 194,800 shares, respectively, of our outstanding common stock.

     In 2003, our subsidiary, Metalclad Insulation Corporation, obtained a new line of credit and mortgage with Far East National Bank (“Far East”), and repaid its prior line of credit and mortgage with Community Bank. The line of credit agreement with Far East matures in October 2004 and bears interest at a floating rate based upon the bank’s prime rate plus 1% (5.00% on the date of the loan). The line of credit is secured by certain assets of the Company. Borrowings under the agreement are limited to $1,000,000 plus the amount of cash collateral posted, up to $500,000, in the form of certificate of deposit at the bank. Metalclad Insulation Corporation also obtained a $1,596,000 mortgage on the building from Far East that matures in October 2008, and bears interest at a floating rate based upon the bank’s prime rate plus 1% (5.00% on the date of the loan). The line of credit and mortgage are guaranteed by our President, Wayne W. Mills, who received a fee for such guarantees of $92,880.

     In December 2003, we issued a $1,300,000, 10% convertible promissory note. The note is payable interest only through April 15, 2004, and thereafter is payable in equal monthly installments over the next 33 months. The note is convertible by the noteholder into common stock of the Company at $1.35 per share, and allows us, subject to certain conditions and limitations, to make monthly installment payments with our common stock at a price per share approximating the then market value. In connection with the financing we paid a 3% origination fee, issued a five year warrant for the purchase of 400,000 shares of the Company’s common stock at $1.50 per share, and granted the noteholder a security interest in 249,200 shares of NextNet Wireless, Inc. Series A Preferred Stock, and 33,800 shares of Catalytic Solutions, Inc. Series C Preferred Stock, owned by the Company. The proceeds of $1,300,000 were allocated between the note, and the fair value of the warrants based on using the Black Scholes pricing model. The resulting original issue discount, the fair value of the warrant, and the beneficial conversion of the note payable into common stock as defined in EITF 00-27 (“Application of Issue No. 98-5 to Certain Convertible Instruments”), is being amortized over the life of the note using the straight-line method, which approximates the interest method. In addition, we agreed to file a registration statement with the U.S. Securities and Exchange Commission, covering the issuance or resale of the shares of the Company’s common stock which may be issued in connection with the note and warrant issued to the noteholder. In addition, the note is personally guaranteed by the Company’s President, Wayne W. Mills, for which he was not compensated.

     During 2003, we obtained and repaid a $750,000 loan from a bank.

     In 2001, $1,255,000 was loaned to an affiliate of Wayne W. Mills, Blake Capital Partners, under a note (“Note”) secured by 500,000 shares of the Company’s common stock and any dividends received on those shares. At the time the loan was made, Mr. Mills was a principal shareholder of the Company, and was subsequently elected as the Company’s President and Chief Executive Officer. The Board of Directors of the Company negotiated an amendment to the security agreement (the “Amended and Restated Security Agreement”) which it believed to be beneficial to the Company. The Note as amended (the “New Note”) is in the principal amount of $1,496,370, and now provides for an October 31, 2007 due date, with interest at 2% over the prime rate established by Wells Fargo Bank, NA in Minneapolis, Minnesota, adjusted on March 1 and September 1 of each year, instead of the 12% rate established in the Note. Interest only is payable commencing March 1, 2004, and at the end of each six-month period thereafter. The New Note is with full recourse to Blake Capital Partners. The Amended and Restated Security Agreement, unlike the original Security Agreement, does not require us, or permit Blake Capital Partners or Mr. Mills, to cancel the shares of the Company’s common stock held as collateral as full payment of the loan, or require us to apply the value of those cancelled shares at $2.50 per share against the principal balance of the amounts due. In addition, Mr. Mills has personally guaranteed the repayment of the New Note.

     We obtained a mortgage to purchase the building housing Metalclad Insulation Corporation that provided net cash of $1,494,000 in 2002. During 2002, net cash of $37,500 was provided by proceeds from the exercise of common stock warrants.

     We used $1,176,000 of cash to repay long-term borrowings in 2001, primarily to repay Five-Year Zero Coupon Notes originally issued in December 1997, and $123,000 to repay long long-term borrowings in 2002. The uses of cash in 2001 were partially offset by the Company obtaining an accounts receivable revolving line of credit that provided $1,000,000 of cash flow, which was primarily used to repay the Five-Year Zero Coupon Notes discussed above. A private placement of the Company’s common stock and warrants completed by us in March 2001 also provided $600,000 of cash flow in 2001.

     Prior to 1975, we were engaged in the sale and installation of asbestos related insulation materials, and has been the subject of numerous claims of personal injury allegedly related to asbestos exposure. Many of these claims are now being brought by the children and close relatives of persons who have died, allegedly as a result of the direct or indirect exposure to asbestos.

     The number of asbestos related claims which have been initiated naming the us (primarily Metalclad Insulation Corporation) as a defendant had increased from 254 in 1999, 527 in 2000 and 685 in 2001. The number of claim initiated slightly decreased to 583 in 2002, and further decreased to 337 in 2003. As of December 31, 2003, there were approximately 1,212 asbestos cases pending, of which approximately 390 have been settled but not yet closed for lack of final documentation or payment. At December 31, 2000, 2001 and 2002, there were, respectively, approximately 860, 1,450 and 1,635 cases pending. It had been previously improperly reported in the Company’s Forms 10K for the period ended on December 31, 2002, filed with the Securities and Exchange Commission, that there were approximately 660 cases pending at December 31, 2002, and 700 cases pending at the end of 2001. Although, the number of claims made in 2002 and 2003 reflected a downward trend from 2001, and the number of cases pending on December 31, 2003, dropped from those pending on December 31, 2002, it cannot be assumed that this trend will continue. The sympathies of juries, the aggressiveness of the plaintiff’s bar, and the declining defendant base as a result of business failures, has also led to a trend of larger payments and settlements per claim.

     It is difficult to determine if we have adequate insurance to cover these claims. The terms of such insurance policies are complex, and the coverage for many types of claims is limited. If the current trend of the claim occurrence and amounts is not significantly reversed, it will likely have a material adverse effect on our financial condition and business in the future. Because of our insurance coverage, we do not anticipate any adverse effect on our financial condition to develop for at least the next four to five years. Beyond that, however, the effect of those claims is uncertain.

     In 2003, the United States Congress considered legislation to create a privately funded, publicly administered fund to provide the necessary resources for an asbestos injury claims resolution program. The latest draft of the legislation calls for the fund to be funded 50% by asbestos defendant companies, of which the Company is one, and 50% by insurance companies. The impact, if any, this potential legislation will have on us cannot be determined at this time, although the latest draft of the legislation did not appear favorable to us.

     The following summarizes our contractual obligations at December 31, 2003. The long-term debt consists of various notes payable to a finance company for vehicles used in the ordinary course of the Company’s insulation business ( See Note 13).

	Total	1 Year or Less	1-3 Years	4-5 Years	Over 5 Years
Long-term debt	$296,823	$133,243	$159,053	$4,527	$—
Capitalized lease obligation	30,476	30,476	—	—	—
Note payable to bank	1,000,000	1,000,000	—	—	—
Mortgage payable	1,586,528	47,635	105,422	1,433,471	—
Note payable	1,300,000	283,264	1,016,736	—	—

Total	$4,213,827	$1,494,618	$1,281,211	$1,437,998	$—

     During 2003, 2002, and 2001, we did not pay or declare any cash dividends and do not intend to pay any cash dividends in the near future.

     We believe that our cash, cash equivalents and borrowings available under the credit agreement should be sufficient to satisfy our cash requirements for at least the next 12 months.

Foreign Currency Translation

     In the past we have been exposed to foreign currency translation risk due to our Mexican operations. Since we have discontinued our Mexican operations, we no longer have exposure to these risks.

Impact of Inflation

     We reflect price escalations in our quotations to our insulation customers and in the estimation of costs for materials and labor. For construction contracts based on a cost-plus or time-and-materials basis, the effect of inflation on us is negligible. For projects on a fixed-price basis, the effect of inflation may result in reduced profit margin or a loss as a result of higher costs to us as the contracts are completed; however, the majority of our contracts are completed within 12 months of their commencement and we believe that the impact of inflation on such contracts is insignificant.

Significant Accounting Policies

     Our critical accounting policies are those both having the most impact to the reporting of our financial condition and results, and requiring significant judgments and estimates. Our critical accounting policies include those related to (a) revenue recognition, (b) investments in unconsolidated affiliates and (c) allowance for uncollectible accounts receivable. Revenue recognition for fixed price insulation installation and asbestos abatement contracts are accounted for by the percentage-of-completion method, wherein costs and estimated earnings are included in revenues as the work is performed. If a loss on a fixed price contract is indicated, the entire amount of the estimated loss is accrued when known. We have made investments in privately-held companies, which can still be considered to be in the startup or development stages. The investments at less than 20% of ownership are initially recorded at cost and the carrying value is evaluated quarterly. We monitor these investments for impairment and make appropriate reductions in carrying values if we determine an impairment charge is required based primarily on the financial condition and near-term prospects of these companies. These investments are inherently risky, as the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on our evaluation of the financial condition of the customer. Future changes in the financial condition of a customer may require an adjustment to the allowance for uncollectible accounts receivable.

New Accounting Pronouncements

     In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” effective for contracts entered into or modified after June 30, 2003. This amendment clarifies when a contract meets the characteristics of a derivative, clarifies when a derivative contains a financing component and amends certain other existing pronouncements. The adoption of SFAS No. 149 did not have a material effect on our consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares. We do not have any financial instruments as defined by SFAS No. 150. The adoption of SFAS No. 150 did not have a material effect on our consolidated financial statements.

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 clarifies the requirements for a guarantor’s accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 were applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on our consolidated financial statements.

     In December 2003, the FASB issued FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46R). This standard replaces FIN 46, Consolidation of Variable Interest Entities” that was issued in January 2003. FIN 46R modifies or clarifies various provisions of FIN 46. FIN 46R addresses the consolidation of business enterprises of variable interest entities (VIE’s), as defined by FIN 46R. FIN 46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN 46 prior to issuance of FIN46R. Otherwise, application of FIN 46R is required in financial statements of public entities that have interest in structures commonly referred to as special purpose entities for periods ending after December 15, 2003. Application by the Company for all other types of VIE’s is required in financial statements for periods ending no later than the quarter ended January 31, 2005. The Company does not expect the adoption of FIN 46R to have a material effect on our consolidated financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The fair value of our investments in available-for-sale securities at December 31, 2003 was approximately $279,000. The Company’s investment policy is to manage its available-for-sale securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio. The principal available-for-sale securities are shares of Chiral Quest, Inc. stock (OTCBB CQST). Specific changes in the value of the common stock of Chiral Quest, Inc. will affect the fair value of the available-for-sale securities portfolio; however, such gains or losses would not be realized unless the investments were sold.

     Our long-term debt, note payable, and mortgage payable are subject to interest rate risk since the interest rate is not a fixed rate. We do not expect any fluctuations in the interest rates to have a material effect on our consolidated financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and schedules listed in the accompanying Index to Consolidated Financial Statements are attached hereto and filed as a part of this Report under Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On April 4, 2002, Moss Adams LLP, the independent accountants previously engaged by us to conduct an audit of our accounts for 2001 and prior years, resigned as our auditors. On April 16, 2002 we engaged Virchow, Krause & Company, LLP, with offices in Minneapolis, Minnesota, to audit our financial statements for the year ending December 31, 2002. We had not previously engaged or consulted with Virchow, Krause & Company, LLP on any matter prior to that engagement.

     The reports of Moss Adams LLP on our financial statements for the years 2001 and 2000 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to audit scope or accounting principles, but the report for 2000 did contain a paragraph regarding the uncertainty of the ability of the Company to remain a going concern. The opinion of Moss Adams LLP with respect to the financial statements for the period ended December 31, 2000, indicated that there was substantial doubt about our ability to continue as a going concern without obtaining additional debt or equity capital.

     The engagement of Virchow, Krause & Company, LLP was approved by our Board of Directors.

     During our fiscal years 2000 and 2001, and during the subsequent interim period through April 4, 2002, (i) there were no disagreements between the management of the Company and Moss Adams LLP with respect our financial statements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which if not resolved to the satisfaction of Moss Adams LLP, would have caused Moss Adams LLP to make reference to the subject matter of the disagreement in connection with its reports, and (ii) and there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K of the U.S. Securities and Exchange Commission.

ITEM 9A. CONTROLS AND PROCEDURES

     We carried out an evaluation, with the participation of our chief executive and chief financial officers, of the effectiveness, as of December 31, 2003, of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934). Based upon that evaluation, made at the end of the period, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission, and that there has been no significant change in such internal control, or other factors which could significantly affect such controls including any corrective actions with regard to significant deficiencies or material weaknesses, since our evaluation.

     Management is aware that there is lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, management has determined that considering the employees involved and the control procedures in place, risks associated with such lack of segregation are insignificant and the potential benefits of adding employees to clearly segregate duties does not justify the expenses associated with such increases.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Items 401, 405 and 406 of Regulation S-K is set forth in the Company’s 2004 Annual Meeting Proxy Statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003. The Company’s 2004 Annual Meeting Proxy Statement, exclusive of the information set forth under the captions “Report of the Compensation Committee” and “Company Performance,” are incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 402 of Regulation S-K is set forth in the Company’s 2004 Annual Meeting Proxy Statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003. The Company’s 2004 Annual Meeting Proxy Statement, exclusive of the information set forth under the captions “Report of the Compensation Committee” and “Company Performance,” are incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTER

     The information required by Items 201(d) and 403 of Regulation S-K is set forth in the Company’s 2004 Annual Meeting Proxy Statement which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003. The Company’s 2004 Annual Meeting Proxy Statement, exclusive of the information set forth under the captions “Report of the Compensation Committee” and “Company Performance,” are incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 404 of Regulation S-K is set forth in the Company’s 2004 Annual Meeting Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003. The Company’s 2004 Annual Meeting Proxy Statement, exclusive of the information set forth under the captions “Report of the Compensation Committee” and “Company Performance” are incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by Item 9(e) of Schedule 14A is set forth in the Company’s 2004 Annual Meeting Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003. The Company’s 2004 Annual Meeting Proxy Statement, exclusive of the information set forth under the captions “Report of the Compensation Committee” and “Company Performance” are incorporated herein by this reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report on Form 10-K:

1	Financial Statements
Reports of Independent Auditors
Consolidated Balance Sheets
Consolidated Statements of Operations and Other Comprehensive Income (Loss)
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

     The following exhibits are being filed with this Annual Report on Form 10-K and/or are incorporated by reference therein in accordance with the designated footnote references:

3.	Restated and Amended Certificate of Incorporation and Bylaws of the Company, and all amendments thereto. (1)

3.2	Certificate of Amendment to Certificate of Incorporation effective June 25, 2002. (2)

4.1	Form of Certificate for Common Stock. (3)

10.1	Form of 1993 Omnibus Stock Option and Incentive Plan. (4)

10.2	Form of 1996 Omnibus Stock Option and Incentive Plan. (5)

10.3	Form of 2000 Omnibus Stock Option and Incentive Plan. (6)

10.4	Decision of NAFTA Tribunal dated August 30, 2000. (7)

10.5	Non-Recourse Security and Pledge Agreement Between the Company and Wayne W. Mills dated December 10, 2001. (8)

10.6	Non-Recourse Secured Note dated December 10, 2001. (9)

10.7	Catalytic Solutions Shareholders Agreement dated November 15, 2001. (10)

10.8	Amended and Restated Articles of Incorporation of Catalytic Solutions, Inc. a California Corporation. (11)

10.9	Amended and Restated Employment Agreement between Grant S. Kesler and Metalclad Corporation dated January 1, 2002. (12)

10.10	Amended and Restated Employment Agreement between Anthony C. Dabbene and Metalclad Corporation dated January 1, 2002. (13)

10.11	Consulting Agreement between Grant S. Kesler and Metalclad Corporation dated February 14, 2002. (14)

10.12	Amended and Restated Bylaws adopted February 14, 2002. (15)

10.13	Agreement of Purchase and Sale of Anaheim facility at 2198 South Dupont Drive, Anaheim, California. (16)

10.14	Curtom-Metalclad Partnership Agreement and Amendment. (17)

10.15	Stock Purchase Agreement among the Company, Surg II, Inc., Theodore A. Johnson and Charles B. McNeil dated May 29, 2002. (18)

10.16	Loan Agreement between the Company and Zamba Corporation dated November 4, 2002. (19)

10.17	Amendment No. 1 to Loan Agreement between the Company and Zamba Corporation dated February 19, 2003. (20)

10.18	Employment agreement between Metalclad Insulation, Entrx Corporation and Geoffrey B. Larson dated March 19, 2003. (21)

10.19	Employment Agreement between Entrx Corporation and Wayne W. Mills dated October 1, 2003. (22)

10.20	Secured Promissory Note of Blake Capital Partners and Guarantee of Wayne W. Mills dated November 1, 2003. (23)

10.21	Amended and Restated Security and Pledge Agreement between Blake Capital Partners, Wayne W. Mills, Entrx Corporation and the escrow agent, Bruce Haglund, dated November 1, 2003. (24)

10.22	Secured Convertible Promissory Note between the Company and Pandora Select Partners L.P. dated December 3, 2003.

10.23	Pledge Agreement between the Company and Pandora Select Partners L.P. dated December 3, 2003.

10.24	Registration Rights Agreement between the Company and Pandora Select Partners L.P. dated December 3, 2003.

10.25	Warrant issued to Pandora Select Partners L.P. dated December 3, 2003.

14.	Code of Ethics

16.1	Letter of concurrence from Moss Adams LLP dated April 9, 2002. (25)

21.	List of Subsidiaries of the Registrant.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.	Section 1350 Certification.

(1)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by this reference.

(2)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 as Exhibit 3.2 and incorporated herein by this reference

(3)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 as Exhibit 4.1 and incorporated herein by this reference

(4)	Filed with the Company’s Transition Report on Form 10-K for the five months ended May 31, 1993 and incorporated herein by this reference.

(5)	Filed with the Company’s Proxy Statement dated April 17, 1997 and incorporated herein by this reference.

(6)	Filed with the Company’s Proxy Statement dated October 20, 2000 and incorporated herein by this reference.

(7)	Filed with the Company’s Form 8-K dated September 5, 2000 and incorporated herein by this reference.

(8)	Filed with the Company’s Form 8-K on December 21, 2001 as Exhibit A and incorporated herein by this reference.

(9)	Filed with the Company’s Form 8-K on December 21, 2001 as Exhibit B and incorporated herein by this reference.

(10)	Filed with the Company’s Form 8-K on December 21, 2001 as Exhibit C and incorporated herein by this reference.

(11)	Filed with the Company’s Form 8-K on December 21, 2001 as Exhibit D and incorporated herein by this reference.

(12)	Filed with the Company’s Form 8-K on February 28, 2002 as Exhibit (i) and incorporated herein by this reference.

(13)	Filed with the Company’s Form 8-K on February 28, 2002 as Exhibit (ii) and incorporated herein by this reference.

(14)	Filed with the Company’s Form 8-K on February 28, 2002 as Exhibit (iii) and incorporated herein by this reference.

(15)	Filed with the Company’s Form 8-K on February 28, 2002 as Exhibit (v) and incorporated herein by this reference.

(16)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 as Exhibit 10.19 and incorporated herein by this reference.

(17)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 as Exhibit 10.20 and incorporated herein by this reference.

(18)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 as Exhibit 10.19 and incorporated herein by this reference.

(19)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 as Exhibit 10.20 and incorporated herein by this reference.

(20)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 as Exhibit 10.21 and incorporated herein by this reference.

(21)	Filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 as Exhibit 10.1 and incorporated herein by this reference.

(22)	Filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 as Exhibit 10.1 and incorporated herein by this reference.

(23)	Filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 as Exhibit 10.2 and incorporated herein by this reference.

(24)	Filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 as Exhibit 10.3 and incorporated herein by this reference.

(25)	Filed with the Company’s Form 8-K on April 18, 2002 and incorporated herein by this reference.

(b) Reports on Form 8-K

     None

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTRX CORPORATION

By:	/s/Brian D. Niebur

Brian D. Niebur
Chief Financial Officer
Date: March 24, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/Wayne W. Mills Wayne W. Mills	Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2004

/s/Brian D. Niebur Brian D. Niebur	Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2004

/s/Kenneth W. Brimmer Kenneth W. Brimmer	Director, Chairman	March 24, 2004

/s/Joseph M. Caldwell Joseph M. Caldwell	Director	March 24, 2004

/s/Joseph M. Senser Joseph M. Senser	Director	March 24, 2004

ITEM 15(A)(1) and (2)

ENTRX CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following Consolidated Financial Statements of Entrx Corporation and subsidiaries are included in Item 8:

REPORT OF INDEPENDENT AUDITORS

To the Shareholders, Audit Committee and Board of Directors
Entrx Corporation
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Entrx Corporation as of December 31, 2003 and 2002 and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entrx Corporation as of December 31, 2003 and 2002 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Virchow, Krause & Company, LLP

Minneapolis, Minnesota
February 23, 2004

INDEPENDENT AUDITOR’S REPORT

The Board of Directors and Shareholders of
Entrx Corporation (formerly Metalclad Corporation):

We have audited the accompanying consolidated statements of operations, shareholders’ equity and cash flows of Entrx Corporation (a Delaware Corporation) and Subsidiaries for the year ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Entrx Corporation and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. The data for the year ended December 31, 2001 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

MOSS ADAMS LLP
Irvine, California
March 15, 2002

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$1,644,311	$844,384
Available-for-sale securities	278,658	592,547
Restricted cash	—	2,110,870
Accounts receivable, less allowance for doubtful accounts of $65,000 and $61,500 as of December 31, 2003 and 2002, respectively	1,718,881	1,639,528
Costs and estimated earnings in excess of billings on uncompleted contracts	179,654	526,219
Inventories, net	134,823	157,527
Prepaid expenses and other current assets	224,389	229,926
Other receivables	187,790	429,007

Total current assets	4,368,506	6,530,008
Property, plant and equipment, net	2,472,284	2,474,815
Investment in unconsolidated affiliates	1,756,889	1,000,000
Note receivable	—	1,000,000
Other assets	66,360	58,539

	$8,664,039	$11,063,362

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Note payable to bank	$1,000,000	$996,002
Current portion of convertible note payable, net of original issue discount	151,265	—
Current portion of capital lease obligation	20,205	—
Current portion of long-term debt	133,243	100,328
Current portion of mortgage payable	47,635	75,740
Accounts payable	525,639	1,093,375
Accrued expenses	731,299	649,558
Billings in excess of costs and estimated earnings on uncompleted contracts	239,950	13,352

Total current liabilities	2,849,236	2,928,355
Long-term debt, less current portion	163,580	208,060
Convertible note payable, net of original issue discount, less current portion	763,072	—
Capital lease obligation, less current portion	10,271	—
Mortgage payable, less current portion	1,538,893	1,418,419

Total liabilities	5,325,052	4,554,834

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $1; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.10; 80,000,000 shares authorized; 7,699,015 and 7,244,215 issued and outstanding, respectively, as of December 31, 2003, and 7,699,015 and 7,504,215 issued and outstanding, respectively, as of December 31, 2002	769,901	769,901
Additional paid-in capital	70,047,305	69,531,352
Less treasury stock at cost, 454,800 and 194,800 shares as of December 31, 2003 and 2002, respectively	(380,765)	(222,159)
Accumulated deficit	(65,674,169)	(62,667,676)
Officer’s receivable, net	(1,511,375)	(984,438)
Deferred compensation	—	(66,065)
Accumulated other comprehensive income	88,090	147,613

	3,338,987	6,508,528

	$8,664,039	$11,063,362

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2003	2002	2001
Contract revenues	$12,732,922	$15,020,571	$18,007,921
Contract costs and expenses	11,312,485	13,158,482	15,539,952

Gross margin	1,420,437	1,862,089	2,467,969

Operating expenses:
Selling, general and administrative	3,786,405	3,658,488	3,015,367
Change in allowance on officer’s receivable	(387,000)	387,000	—
Restructuring charges	—	3,332,726	—

Total operating expenses	3,399,405	7,378,214	3,015,367

Operating loss	(1,978,968)	(5,516,125)	(547,398)
Interest income	154,028	293,073	80,136
Interest expense	(171,993)	(118,812)	(131,566)
Gain (loss) on sale of available-for-sale securities	(14,989)	57,056	—
Impairment charge on investment in privately-held company	(1,000,000)	—	—
Other income (expense), net	5,429	(3,794)	(904,190)
Minority interest in net loss	—	2,228	—

Loss from continuing operations	(3,006,493)	(5,286,374)	(1,503,018)
Income from discontinued operations	—	—	7,078,726

Net income (loss)	(3,006,493)	(5,286,374)	5,575,708
Other comprehensive income (loss)	(59,523)	147,613	—

Comprehensive income (loss)	$(3,066,016)	$(5,138,761)	$5,575,708

Weighted average number of common shares — basic	7,303,338	7,608,823	7,200,490

Weighted average number of common shares — diluted	7,303,338	7,608,823	7,261,568

Loss per share of common stock, continuing operations—basic	$(0.41)	$(0.69)	$(0.21)

Loss per share of common stock, continuing operations—diluted	$(0.41)	$(0.69)	$(0.21)

Income per share of common stock, discontinued operations—basic	$—	$—	$0.98

Income per share of common stock, discontinued operations—diluted	$—	$—	$0.97

Income (loss) per share of common stock — basic	$(0.41)	$(0.69)	$0.77

Income (loss) per share of common stock — diluted	$(0.41)	$(0.69)	$0.77

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2003, 2002 and 2001

	Common Stock		Additional Paid-in	Treasury	Accumulated
	Shares	Amounts	Capital	Stock	Deficit
Balance at December 31, 2000	6,581,114	$658,111	$67,659,747	$—	$(59,871,257)
Debt conversions and interest	266,901	26,690	297,124	—	—
Sale of common stock and warrants	600,000	60,000	540,000	—	—
Officer’s loan and interest	—	—	—	—	—
Foreign currency translation realized in NAFTA settlement	—	—	—	—	—
Net income	—	—	—	—	5,575,708

Balance at December 31, 2001	7,448,015	744,801	68,496,871	—	(54,295,549)
Common stock issued related to restructuring	226,000	22,600	558,220	—	—
Stock option compensation related to restructuring	—	—	348,600	—	—
Purchase of treasury stock	(194,800)	—	—	(222,159)	—
Issuance of common stock upon exercise of stock warrants	25,000	2,500	35,000	—	—
Allowance on officer’s receivable	—	—	—	—	—
Interest on officer’s receivable	—	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	—	—
Distribution of Surg II, Inc. common stock as dividend	—	—	—	—	(3,085,753)
Value of stock options issued of unrelated entity	—	—	92,661	—	—
Net loss	—	—	—	—	(5,286,374)

Balance at December 31, 2002	7,504,215	769,901	69,531,352	(222,159)	(62,667,676)
Purchase of treasury stock	(260,000)	—	—	(158,606)	—
Allowance on officer’s receivable	—	—	—	—	—
Interest on officer’s receivable	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	—	—
Expense related to stock options issued of unrelated entity	—	—	—	—	—
Stock warrants issued for services	—	—	119,956	—	—
Stock warrants issued related to note payable	—	—	372,020	—	—
Beneficial conversion of note payable	—	—	23,977	—	—
Net loss	—	—	—	—	(3,006,493)

Balance at December 31, 2003	7,244,215	$769,901	$70,047,305	$(380,765)	$(65,674,169)

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Accumulated
			Other	Total
	Officer’s	Deferred	Comprehensive	Shareholders’
	Receivable	Comp.	Income	Equity
Balance at December 31, 2000	$—	$—	$(1,555,423)	6,891,178
Debt conversions and interest	—	—	—	323,814
Sale of common stock and warrants	—	—	—	600,000
Officer’s loan and interest	(1,254,521)	—	—	(1,254,521)
Foreign currency translation realized in NAFTA settlement	—	—	1,555,423	1,555,423
Net income	—	—	—	5,575,708

Balance at December 31, 2001	(1,254,521)	—	—	13,691,602
Common stock issued related to restructuring	—	—	—	580,820
Stock option compensation related to restructuring	—	—	—	348,600
Purchase of treasury stock	—	—	—	(222,159)
Issuance of common stock upon exercise of stock warrants	—	—	—	37,500
Allowance on officer’s receivable	387,000	—	—	387,000
Interest on officer’s receivable	(116,917)	—	—	(116,917)
Unrealized gain on available-for-sale securities	—	—	147,613	147,613
Distribution of Surg II, Inc. common stock as dividend	—	—	—	(3,085,753)
Value of stock options issued of unrelated entity	—	(66,065)	—	26,596
Net loss	—	—	—	(5,286,374)

Balance at December 31, 2002	(984,438)	(66,065)	147,613	6,508,528
Purchase of treasury stock	—	—	—	(158,606)
Allowance on officer’s receivable	(387,000)	—	—	(387,000)
Interest on officer’s receivable	(139,937)	—	—	(139,937)
Unrealized loss on available-for-sale securities	—	—	(59,523)	(59,523)
Expense related to stock options issued of unrelated entity	—	66,065	—	66,065
Stock warrants issued for services	—	—	—	119,956
Stock warrants issued related to note payable	—	—	—	372,020
Beneficial conversion of note payable	—	—	—	23,977
Net loss	—	—	—	(3,006,493)

Balance at December 31, 2003	$(1,511,375)	$—	$88,090	$3,338,987

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$(3,006,493)	$(5,286,374)	$5,575,708
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Elimination of Surg II, Inc. loss due to deconsolidation, net of minority interest	—	23,681	—
Gain from discontinued operations	—	—	(7,078,726)
Depreciation and amortization	181,199	161,256	128,580
(Gain) loss on disposal of property, plant and equipment	(5,429)	18,117	8,933
Interest on notes receivable	(6,889)	—	—
Compensation related to stock options issued of unrelated entity	66,065	26,596	—
Loss (gain) on sale of available-for-sale securities	14,989	(57,056)	—
Impairment charge on investment in privately-held company	1,000,000	—	—
Provision for losses on accounts receivable	41,459	4,000	7,500
Provision for losses on note receivable, sale of Mexican assets	—	—	779,402
Forgiveness of related party receivable related to restructuring	—	537,794	—
Stock option compensation related to restructuring	—	348,600	—
Common stock issued related to restructuring	—	580,820	—
Allowance on officer’s receivable	(387,000)	387,000	—
Interest income recorded on officer’s receivable	(139,937)	(116,917)	—
Issuance of stock for services and interest	—	—	13,813
Issuance of stock warrants for services	119,956	—	—
Amortization of original issue discount	10,332	—	—
Changes in operating assets and liabilities:
Restricted cash	2,110,870	(2,110,870)	—
Accounts receivable	(120,812)	209,762	2,105,186
Costs and estimated earnings in excess of billings on uncompleted contracts	346,565	(371,618)	(71,681)
Inventories, net	22,704	2,397	(45,795)
Prepaid expenses and other current assets	5,537	132,959	(225,400)
Other receivables	241,217	(429,007)	—
Receivables from related parties	—	—	182,204
Other assets	(7,821)	102,913	(135,687)
Accounts payable and accrued expenses	(485,995)	(1,056,819)	(89,344)
Billings in excess of costs and estimated earnings on uncompleted contracts	226,598	(45,762)	32,390

Net cash provided by (used in) continuing operations	227,115	(6,938,528)	1,187,083
Net cash provided by discontinued operations	—	—	13,449,766

Net cash provided by (used in) operating activities	227,115	(6,938,528)	14,636,849

Cash flows from investing activities:
Capital expenditures	(150,029)	(2,257,549)	(231,169)
Purchase of available-for-sale securities	—	(766,880)	—
Sale of available-for-sale securities	239,379	569,568	—
Distribution of Surg II, Inc. common stock	—	(3,300,000)	—
Advances on note receivable	(750,000)	(1,000,000)	—
Proceeds from sale of assets	17,200	32,013	1,500
Investment, at cost	—	—	(1,000,000)

Net cash used in investing activities	(643,450)	(6,722,848)	(1,229,669)

Cash flows from financing activities:
Proceeds from long-term debt	121,172	189,879	202,438
Proceeds from mortgage payable	1,596,000	1,535,000	—
Net advances (repayments) on note payable to bank	3,998	(3,998)	1,000,000
Proceeds from convertible note payable and common stock warrants	1,300,000	—	—
Borrowing by an officer/shareholder	—	—	(1,254,521)
Payments on long-term debt	(132,737)	(122,932)	(1,176,131)
Payments on mortgage payable	(1,503,631)	(40,841)	—
Payments on capital lease obligation	(9,934)	—	—
Proceeds from sale of stock and warrants	—	—	600,000
Purchase of treasury stock	(158,606)	(222,159)	—
Proceeds from exercise of warrants	—	37,500	—

Net cash provided by (used in) financing activities	1,216,262	1,372,449	(628,214)

Increase (decrease) in cash and cash equivalents	799,927	(12,288,927)	12,778,966
Cash and cash equivalents at beginning of year	844,384	13,133,311	354,345

Cash and cash equivalents at end of year	$1,644,311	$844,384	$13,133,311

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

Investments

Investments held by the Company are classified as available-for-sale securities. Available-for-sale securities are reported at fair value with all unrealized gains or losses included in other comprehensive income. The fair value of the securities was determined by quoted market prices of the underlying security. Proceeds of $239,379 and $569,568 was received and a loss on sale of available-for-sale securities of $14,989, net of reclassification adjustment for loss included in net loss of $14,368 and a gain on sale of available-for-sale securities of $57,056 was recorded on the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2003 and 2002, respectively. For purposes of determining gross realized gains, the cost of available-for-sale securities is based on specific identification.

The Company also has minority investments in privately held companies. These investments are included in investments in unconsolidated affiliates on the Consolidated Balance Sheets and are carried at cost unless the fair value of the investment below the cost basis is judged to be other-than-temporary. The Company monitors these investments for impairment and makes appropriate reductions in carrying values. (See Note 24)

Restricted Cash

At December 31, 2002, restricted cash of $2,110,870 consisted of balances legally restricted as to withdrawal and comprise a certificate of deposit collateralizing a letter of credit issued by Community Bank for the benefit of a customer of the Company’s insulation subsidiary. The letter of credit was in lieu of a performance and payment bond required by the contract with the customer and the certificate of deposit was released on March 25, 2003.

Accounts Receivable

The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers and other information. Invoices are generally issued with Net 30 day terms. Accounts receivable over 30 days are considered past due. The Company does not accrue interest on past due accounts receivable. Receivables are written-off only after all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer.

Financial Instruments

The carrying amounts for all financial instruments approximates fair value. The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments. The fair value of long-term debt, note payable to bank, convertible note payable, mortgage payable and capital lease obligation approximates the carrying amounts based upon the Company’s expected borrowing rate for debt with similar remaining maturities and comparable risk.

Inventories

Inventories, which consist principally of insulation products and related materials, are stated at the lower of cost (determined on the first-in, first-out method) or market.

Depreciation and Amortization

Property, plant and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of related assets which range from three to five years for machinery and equipment and thirty years for the building and related improvements. Maintenance, repairs and minor renewals are expensed when incurred.

Advertising Cost

Advertising costs are expensed as incurred. Advertising costs totaled approximately $0, $2,400 and $1,400 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Income/Loss Per Share

The Company computes income (loss) per share in accordance with Statement of Financial Accounting Standards (“SFAS”) 128, “Earnings Per Share”. This statement requires the presentation of both basic and diluted net income (loss) per share for financial statement purposes. Basic net income (loss) per share is computed by dividing the net income (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted net income (loss) per share includes the effect of the potential shares outstanding, including dilutive stock options, warrants and convertible debt using the treasury stock method. Options and warrants totaling 3,448,080 and

3,207,333 were excluded from the computation of diluted earnings per share for the years ended December 31, 2003 and 2002, respectively, as their effect was antidilutive. Following is a reconciliation of basic and diluted net income (loss) per share:

	2003	2002	2001
Net income (loss) per share — basic
Net income (loss)	$(3,006,493)	$(5,286,374)	$5,575,708
Weighted average shares outstanding	7,303,338	7,608,823	7,200,490

Net income (loss) per share — basic	$(0.41)	$(0.69)	$0.77

Net income (loss) per share — diluted
Net income (loss)	$(3,006,493)	$(5,286,374)	$5,575,708
Weighted average shares outstanding	7,303,338	7,608,823	7,200,490
Effect of diluted securities	—	—	61,078

Weighted average shares outstanding	7,303,338	7,608,823	7,261,568

Net income (loss) per share — diluted	$(0.41)	$(0.69)	$0.77

Stock-Based Compensation

In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of the Company’s common stock at the grant date over the amount the employee must pay for the stock. The Company’s general policy is to grant stock options and warrants at fair value at the date of grant. Options and warrants issued to non-employees are recorded at fair value, as required by SFAS No. 123 “Accounting for Stock Based Compensation” (Statement 123), using the Black-Scholes pricing model. The Company adopted the disclosure-only requirement of SFAS No.148, “Stock Based Compensation.”

The Company applies APB No. 25 and related interpretations in accounting for its stock options and warrants. Accordingly, $186,021 and $959,016 of compensation cost has been recognized in the accompanying consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2003 and 2002. Had compensation costs for the Company’s stock options and warrants been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company’s net income (loss) and income (loss) per share would have been changed to the approximate pro forma amounts indicated below:

	Year Ended December 31,
	2003	2002	2001
Net income (loss):
As reported	$(3,006,493)	$(5,286,374)	$5,575,708
Pro forma	(3,291,713)	(5,589,177)	4,917,935
Basic net income (loss) per share
As reported	$(0.41)	$(0.69)	$0.77
Pro forma	(0.45)	(0.73)	0.68
Diluted net income (loss) per share
As reported	$(0.41)	$(0.69)	$0.77
Pro forma	(0.45)	(0.73)	0.68
Stock-based compensation
As reported	$186,021	$959,016	$—
Pro forma	285,220	302,803	657,773

The following significant assumptions were utilized to calculate the fair value information presented utilizing the Black-Scholes pricing model:

	Year Ended December 31,
	2003		2002		2001
Risk Free interest rate	2.93%		3.63%		3.00%
Expected life	4.1	years	3.5	years	3.0	years
Expected volatility	140%		156%		147%
Expected dividends	—		—		—
Weighted average fair value of options granted	$0.31		$1.56		$1.26

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

     Comprehensive Income

SFAS 130, “Reporting Comprehensive Income” establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income, unrealized gains on available-for-sale securities and foreign currency translation adjustments and is presented in the Consolidated Statements of Shareholders’ Equity. During the years ended December 31, 2003 and 2002, the Company recorded other comprehensive loss of $59,523 and other comprehensive income of $147,613, respectively, for unrealized gains on available-for-sale securities. The Company previously recorded other comprehensive income (loss) on its Mexican subsidiaries for foreign currency translation gains (losses). During the year ended December 31, 2001, as a result of the NAFTA settlement and the write-off of the remaining Mexican assets from discontinued operations, the Company realized $1,555,423 of foreign currency translation losses. The amount is included in the net gain from discontinued operations in 2001.

Reclassifications

Certain reclassifications have been made to the prior year consolidated financial statements to conform with the current year presentation.

New Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” effective for contracts entered into or modified after June 30, 2003. This amendment clarifies when a contract meets the characteristics of a derivative, clarifies when a derivative contains a financing component and amends certain other existing pronouncements. The adoption of SFAS No. 149 did not have a material effect on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares. The Company does not have any financial instruments as defined by SFAS No. 150. The adoption of SFAS No. 150 did not have a material effect on the Company’s consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 clarifies the requirements for a guarantor’s accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 were applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company’s consolidated financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46R). This standard replaces FIN 46, Consolidation of Variable Interest Entities” that was issued in January 2003. FIN 46R modifies or clarifies various provisions of FIN 46. FIN 46R addresses the consolidation of business enterprises of variable interest entities (VIE’s), as defined by FIN 46R. FIN 46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN 46 prior to issuance of FIN46R. Otherwise, application of FIN 46R is required in financial statements of public entities that have interest in structures commonly referred to as special purpose entities for periods ending after December 15, 2003. Application by the Company for all other types of VIE’s is required in financial statements for periods ending no later than the quarter ended January 31, 2005. The Company does not expect the adoption of FIN 46R to have a material effect on the Company’s consolidated financial statements.

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

The consolidated financial statements for prior periods have been restated to reflect the accounting for discontinued operations.

Selected financial data from discontinued operations are as follows:

	Year Ended December 31,
	2003	2002	2001
Net sales	$—	$—	$—
Operating loss	—	—	—
Interest expense	—	—	—
Income (loss) from discontinued operations	—	—	7,078,726

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

Information for the periods ended December 31, 2003 and 2001 would remain the same since the acquisition and dividend of Surg II both occurred during 2002.

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

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at December 31:

	2003	2002
Billed
Completed contracts	$526,686	$386,804
Contracts in process	326,823	397,410
Time and material work	693,673	675,833
Material sales	26,953	52,381
Unbilled retainage	209,746	188,600

	1,783,881	1,701,028
Less: Allowance for doubtful accounts	(65,000)	(61,500)

	$1,718,881	$1,639,528

NOTE 6 – COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consisted of the following at December 31:

	2003	2002
Costs incurred on uncompleted contracts	$3,487,624	$2,137,492
Estimated earnings	853,884	348,588

	4,341,508	2,486,080
Less billings to date	(4,401,804)	(1,973,213)

	$(60,296)	$512,867

The above information is presented in the balance sheet as follows:

	2003	2002
Costs and estimated earnings in excess of billings on uncompleted contracts	$179,654	$526,219
Billings in excess of costs and estimated earnings on uncompleted contracts	(239,950)	(13,352)

	$(60,296)	$512,867

NOTE 7 – NOTE RECEIVABLE

On November 4, 2002 the Company entered an agreement whereby it would lend up to $2.5 million to Zamba Corporation (“Zamba”) in the form of a collateralized convertible note. The note, when fully funded, was convertible into common stock of Zamba, or at the Company’s option, was payable by Zamba in shares of NextNet Wireless, Inc. (“NextNet”) Series A Preferred Stock owned by Zamba and which collateralized the note. The note was not repayable in cash. The agreement also gave the Company the option to acquire additional shares of NextNet Series A Preferred Stock. The Company had advanced $1,000,000 on the note as of December 31, 2002. On January 13, 2003, the Company advanced $100,000 and on February 17, 2003, advanced an additional $650,000 on the note. On February 17, 2003, the Company amended its agreement with Zamba whereby the total amount the Company would lend to Zamba was reduced to $1,750,000, the provision allowing the Company to convert the loan into Zamba’s common stock was removed and the option the Company had to purchase an additional 750,000 shares of NextNet Series A Preferred Stock from Zamba was also removed. The loan was not repayable in cash, but was repayable through conversion into shares of Zamba’s NextNet Series A Preferred Stock. The note matured on March 31, 2003, and was converted in to 415,340 shares of NextNet Series A Preferred Stock. Each share of NextNet Series A Preferred Stock is convertible into three shares of NextNet common stock. On November 4, 2002, Mr. Wayne Mills, the CEO of the Company, owned approximately 6.3% of the outstanding common stock of Zamba and approximately 3.3% of NextNet and as of December 31, 2003 Mr. Mills owns approximately 1.4% of NextNet. (See Notes 8 and 22)

NOTE 8 — INVESTMENTS IN UNCONSOLIDATED AFFILIATES

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

In March 2003, the Company converted a note receivable from Zamba Corporation into 415,340 shares of NextNet Wireless, Inc. Series A Preferred Stock owned by Zamba. NextNet is a privately held provider of non-line-of-sight plug-and-play broadband wireless access systems. Each preferred share is convertible into one share of common stock. (See Note 24)

NOTE 9 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	December 31,
	2003	2002
Building and land	$2,047,364	$2,047,364
Machinery and equipment	395,457	341,033
Automotive equipment	593,860	614,467
Building improvements	32,718	16,181

	3,069,399	3,019,045
Less accumulated depreciation and amortization	(597,115)	(544,230)

	$2,472,284	$2,474,815

Depreciation and amortization expense for the years ended December 31, 2003, 2002 and 2001 was $181,199, $161,256 and $128,580, respectively.

NOTE 10 – ACCRUED EXPENSES

     Accrued expenses consist of the following:

	December 31,
	2003	2002
Accrued interest	$16,657	$10,173
Wages, bonuses and taxes	160,982	71,419
Union dues	125,566	142,367
Accounting and legal fees	55,456	60,000
Insurance	193,964	195,420
Other	178,674	170,179

	$731,299	$649,558

NOTE 11 – CONVERTIBLE DEBT

Convertible Promissory Note

In December 2003, the Company issued a $1,300,000, 10% convertible promissory note (effective interest rate of 39.3%). The note requires interest only payments through April 15, 2004, and thereafter is payable in equal monthly installments over the next 33 months. The note is convertible by the noteholder into common stock of the Company at $1.35 per share, and allows the Company, subject to certain conditions and limitations, to make monthly installment payments with its common stock at a price per share approximating the then market value. In connection with the financing the Company paid a 3% origination fee, issued a five year warrant for the purchase of 400,000 shares of the Company’s common stock at $1.50 per share, and granted the noteholder a security interest in 249,200 shares of NextNet Wireless, Inc. Series A Preferred Stock, and 33,800 shares of Catalytic Solutions, Inc. Series C Preferred Stock, owned by the Company. The proceeds of $1,300,000 were allocated between the note, and the fair value of the warrants based on using the Black Scholes pricing model. The resulting original issue discount, the fair value of the warrant, and the beneficial conversion of the note payable into common stock as defined in EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”), is being amortized over the life of the note using the straight-line method, which approximates the interest method. In addition, the Company agreed to file a registration statement with the U.S. Securities and Exchange Commission, covering the issuance or resale of the shares of the Company’s common stock which may be issued in connection with the note and warrant issued to the noteholder. In addition, the note is personally guaranteed by the Company’s Chief Executive Officer. Principal maturities over the next five years are as follows:

Year ending
December 31,
2004	$283,264
2005	461,768
2006	510,121
2007	44,847

Total	1,300,000
Less original issue discount and beneficial conversion of note payable into common stock	(385,663)

Total long-term debt	914,337
Less current portion	(151,265)

Long-term debt, net	$763,072

NOTE 12 – BANK CREDIT FACILITY, NOTE PAYABLE

The Company, through its subsidiary Metalclad Insulation Corporation, had a line of credit agreement with Community Bank, Anaheim, California, for $1,000,000, which matured on October 2, 2003. Borrowings under the agreement were limited to the lower of $1,000,000 or the Company’s borrowing base, which consisted of a specified percentage of certain accounts receivable. Although the line of credit originally matured on May 1, 2003, and the Company was not in compliance with certain of the covenants contained in the line of credit agreement, during the third quarter Community Bank extended the maturity date of the line to October 2, 2003. On November 5, 2003, Metalclad Insulation Corporation obtained a new line of credit with Far East National Bank, Los Angeles, California and repaid the line of credit with Community Bank.

The line of credit agreement with Far East National Bank matures in October 2004 and bears interest at a floating rate based upon the bank’s prime rate plus 1% (5.00% at December 31, 2003). The line of credit is collateralized by certain assets of the Company and personally guaranteed by the Company’s CEO. Borrowings under the agreement are limited to $1,000,000 plus the amount of cash collateral posted, up to $500,000, in the form of certificate of deposit at the bank.

At December 31, 2003, $1,000,000 was outstanding on the credit agreement with available borrowings of $0. The loan terms stipulate that the Company maintain compliance with certain financial covenants and ratios. At December 31, 2003, the Company was in compliance with these covenants.

On February 14, 2003, the Company entered into a loan agreement with Venture Bank, Bloomington, Minnesota, to borrow $750,000. On April 1, 2003, the Company repaid the $750,000 loan with Venture Bank along with all accrued interest.

NOTE 13 – LONG-TERM DEBT

Long-term debt consists of various notes payable to finance companies for vehicles used in the ordinary course of the Company’s insulation business. The notes are collateralized by the vehicles and bear interest at rates ranging from 0% to 8.99% for periods of 36 to 60 months with the last payment due in 2007. Principal maturities over the next five years are as follows:

Year ending
December 31,
2004	$133,243
2005	117,000
2006	42,053
2007	4,527

Totals	296,823
Less current portion	(133,243)

Long-term portion	$163,580

NOTE 14 – MORTGAGE PAYABLE

In May 2002, the Company purchased the facilities in Anaheim, California, housing the industrial insulation services operations. The purchase price was $2,047,000. The Company obtained a $1,535,000 mortgage on the building from Community Bank that matured on May 1, 2017 and bore interest at a floating rate based upon the bank’s reference rate plus .25% (4.5% at December 31, 2002).

In November 2003, the Company’s subsidiary, Metalclad Insulation Corporation, refinanced the facilities in Anaheim. Metalclad Insulation Corporation obtained a $1,596,000 mortgage on the building from Far East National Bank, Los Angeles, California that matures in October 2008 and bears interest at a floating rate based upon the bank’s prime rate plus 1% (5.00% on the date of the loan). On December 31, 2003 the interest rate was 5%. The mortgage is guaranteed by the Company’s CEO. At December 31, 2003, the remaining balance on the mortgage was $1,586,528. The mortgage is collateralized by the building. Principal maturities on the mortgage are as follows:

Year ending
December 31,
2004	$47,635
2005	51,396
2006	54,026
2007	56,790
2008	1,376,681

Totals	1,586,528
Less current portion	(47,635)

Long-term portion	$1,538,893

NOTE 15 – CAPITAL LEASE OBLIGATION

During the year ended December 31, 2003, the Company entered into a lease agreement for the use of equipment. The lease agreement expires in July, 2005. The lease was recorded as a capital lease obligation and bears interest at 13.3%. The obligation is secured by the property under lease. The total cost of the leased equipment was $35,288 and accumulated amortization on the leased equipment was $2,941 at December 31, 2003.

The following is a schedule of future minimum lease payments under capital lease together with the present value of the net minimum lease payments for the years ending December 31:

Future minimum lease payments due at:
2004	$22,908
2005	11,623

Total	34,531
Less: amounts representing interest	(4,055)

Present value of future minimum lease payments	30,476
Less; current portion	(20,205)

Capital lease obligation, less current portion	$10,271

NOTE 16 — INCOME TAXES

     The major deferred tax items are as follows:

	December 31,
	2003	2002
Assets:
Allowances established against realization of certain assets	$583,000	$405,000
Net operating loss carryforwards	13,567,000	12,666,000
Liabilities:
Accrued liabilities and other	(63,000)	(27,000)

	14,087,000	13,044,000
Valuation allowance	(14,087,000)	(13,044,000)

	$—	$—

The change in valuation allowance was $1,043,000, $7,867,000 and $(7,124,000) for the years ended December 31, 2003, 2002 and 2001, respectively.

Income tax computed at the U.S. federal statutory rate reconciled to the effective tax rate is as follows for the years ended December 31:

	2003	2002	2001
Federal statutory tax rate benefits	(35.0%)	(35.0%)	35.0%
State tax, net of federal benefit	(5.0%)	(5.0%)	5.0%
Change in valuation allowance	34.7%	39.5%	(40.5%)
Permanent differences	5.3%	0.5%	0.5%

Effective tax rate	0.0%	0.0%	0.0%

At December 31, 2003, the Company has available for U.S. federal income tax purposes net operating loss carryforwards of approximately $33,000,000. These carryforwards expire in the years 2010 through 2023. The ultimate utilization of the net operating loss carryforwards may be limited in the future due to changes in the ownership of the Company. This limitation, if applicable, has not been determined by the Company.

The realization of the Company’s deferred tax assets is dependent upon the Company’s ability to generate taxable income in the future. The Company has recorded a 100% valuation allowance against all of the deferred tax assets due to the uncertainty regarding their realizability.

NOTE 17 — SHAREHOLDERS’ EQUITY

Stock Options

On August 18, 1992, the Company adopted an omnibus stock option plan (the “1992 Plan”) which authorized options to acquire 160,000 shares of the Company’s common stock. At December 31, 2003, there were options outstanding under the 1992 Plan for 2,250 shares, and no shares available for grant. These options will expire 10 years from the date of grant. Under the terms of the plan, the Board of Directors may grant options and other stock-based awards to key employees to purchase shares of the Company’s common stock. The options are exercisable at such times, in installments or otherwise, as the Board of Directors may determine.

On March 24, 1993, the Company adopted an omnibus stock option plan (the “1993 Plan”) which authorized options to acquire 100,000 shares of the Company’s common stock. The terms of the 1993 Plan are the same as the 1992 Plan. At December 31, 2003, there were options outstanding under the 1993 Plan for 8,300 shares, and no shares available for grant. These options expire 10 years from the date of the grant. Under the terms of the plan, the Board of Directors may grant options and other stock-based awards to key employees to purchase shares of the Company’s common stock. The options are exercisable at such times, in installments or otherwise, as the Board of Directors may determine.

On May 15, 1997, the Company adopted an omnibus stock option plan (the “1997 Plan”) which authorized options to acquire 600,000 shares of the Company’s common stock. At December 31, 2003, there were 450,000 options outstanding under this plan and 150,000 options available for grant. These options expire 10 years from the date of the grant. Under the terms of the plan, the Board of Directors may grant options and other stock-based awards to key employees to purchase shares of the Company’s common stock. The options are exercisable at such times, in installments or otherwise, as the Board of Directors may determine.

On November 20, 2001, the Company adopted an omnibus stock option plan (the “2000 Plan”) which authorized options to acquire 2,000,000 shares of the Company’s stock. At December 31, 2003, there were options outstanding under the 2000 plan for 1,619,150 shares and 380,850 shares available for grant. These options expire 10 years from date of grant. The terms of the 2000 Plan are the same as the 1997 Plan. Under the terms of the plan, the Board of Directors may grant options and other stock-based awards to key employees to purchase shares of the Company’s common stock. The options are exercisable at such times, in installments or otherwise, as the Board of Directors may determine.

At December 31, 2003, there were options, that were granted outside of the stock option plans, outstanding to acquire 217,700 shares of the Company’s stock.

The following is a summary of options granted:

	Year Ended December 31,
	2003		2002		2001
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Options outstanding at beginning of the year	2,150,500	$4.62	1,693,500	$5.43	1,452,800	$8.92
Granted	210,000	0.57	500,000	2.24	520,000	2.00
Exercised	—	—	—	—	—	—
Canceled	(63,100)	2.55	(43,000)	8.51	(279,300)	17.22

Options outstanding at end of the year	2,297,400	$4.31	2,150,500	$4.62	1,693,500	$5.43

Options Exercisable	1,935,484	$4.70	1,699,254	$5.11	783,911	$8.53

	Options Outstanding			Options Exercisable
		Weighted
		average
	Number	remaining	Weighted	Number	Weighted
Range of	outstanding	contractual life	average	exercisable as	average
exercise prices	as of 12/31/03	in years	exercise price	of 12/31/03	exercise price
$0.50-$1.20	275,750	6.10	$0.72	107,000	$0.72
$2.00	510,000	7.44	$2.00	510,000	$2.00
$2.50	413,400	4.49	$2.50	230,234	$2.50
$3.00	870,000	6.39	$3.00	870,000	$3.00
$12.50-$45.00	228,250	2.39	$22.09	218,250	$22.07

$0.50-$45.00	2,297,400	5.85	$4.31	1,935,484	$4.70

On November 7, 2002 the Company issued options to purchase a total of 75,000 shares of its available-for-sale securities holdings in Chiral Quest, Inc. to three members of the Company’s Board of Directors. The options vested as to 25% immediately and as to an additional 25% on each of November 5, 2003, 2004 and 2005. Further, the options fully vest upon a “change of control” of Chiral Quest, Inc., which event occurred on February 14, 2003. The options have an exercise price of $1.25 per share. The Company recorded compensation cost of $26,596 for the year ended December 31, 2002 related to the options granted and the remaining deferred compensation of $66,065 was recognized in the year ended December 31, 2003.

Stock Purchase Warrants

In connection with various debt offerings, stock placements and services provided, the Company has issued various stock purchase warrants. All such warrants were issued at prices which approximated or exceeded fair market value of the Company’s common stock at the date of grant and are exercisable at dates varying from immediately to nine years. The Company issued a consultant a five-year warrant to purchase 50,000 shares of the Company’s common stock during the year ended December 31, 2003 and recognized $21,364 of expense related to the warrant. At December 31, 2003, the weighted average exercise price per warrants outstanding was $1.50, expiring through December 2008.

Summarized information for stock purchase warrants is as follows:

	Number of
	Warrants	Price per share
Warrants outstanding at December 31, 2000	1,267,495	$2.50-$12.50
Issued	600,000	$1.50
Expired	(737,406)	$3.50-$12.50

Warrants outstanding at December 31, 2001	1,130,089	$1.50-$4.80
Exercised	(25,000)	$1.50
Expired	(48,256)	$3.50

Warrants outstanding at December 31, 2002	1,056,833	$1.50-$4.80
Issued	550,000	$1.41
Expired	(456,153)	$3.51

Warrants outstanding at December 31, 2003	1,150,680	$0.50-$3.50

Common Stock

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

During the year ended December 31, 2003, the Company repurchased 260,000 shares as a result of a stock buyback program.

NOTE 18 — EMPLOYEE BENEFIT PLANS

Effective January 1, 1990, the Company established a contributory profit sharing and thrift plan for all salaried employees. Discretionary matching contributions may be made by the Company based upon participant contributions, within limits provided for in the plan. No Company contributions were made in the years ended December 31, 2003, 2002 and 2001.

Additionally, the Company participates in several multi-employer plans, which provide defined benefits to union employees of its participating companies. The Company makes contributions determined in accordance with the provisions of negotiated labor contracts. The contributions were $332,237, $325,788 and $376,922 for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 19 — SIGNIFICANT CUSTOMERS

Sales for the year ended December 31, 2003 to Curtom-Metalclad were approximately $5,113,000, primarily representing work performed at Southern California Edison Company (“SCE”) and LA Power Joint Venture under the strategic alliance program with Curtom-Metalclad. The Company had trade accounts receivable of $346,000 from Curtom-Metalclad, primarily related to SCE and LA Power Joint Venture, as of December 31, 2003. Additionally, the Company had sales of $1,275,000 to Shell Oil Products US during the year ended December 31, 2003. Accounts receivable from Shell Oil Products US was $80,000 as of December 31, 2003.

Sales for the year ended December 31, 2002 to Curtom-Metalclad were approximately $6,384,000, primarily representing work performed at Southern California Edison Company (“SCE”) plants under the strategic alliance program with Curtom-Metalclad. The Company had trade accounts receivable of $521,000 from Curtom-Metalclad, primarily related to SCE, as of December 31, 2002. Additionally, the Company had sales of $1,967,000 and $1,571,000 to Kiewit Industrial Company, and Equilon Enterprises LLC, respectively, during the year ended December 31, 2002. Accounts receivable from these two customers were $486,000 and $76,000, respectively, as of December 31, 2002.

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

NOTE 20 — COMMITMENTS AND CONTINGENCIES

Collective Bargaining Agreements

Approximately 90% of the Company’s employees are covered under collective Bargaining Agreements. One agreement, the “Maintenance Agreement” with Local No. 5 of the International Association of Heat and Frost Insulators and Asbestos Workers expired in December 2003. The “Maintenance Agreement” is currently under negotiation. The “Basic Agreement” with Local No. 5 of the International Association of Heat and Frost Insulators and Asbestos Workers expires in August 2004. An agreement with the Laborers Local 300 was signed in January 2004 and expires in December 2006.

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

Total rent expense under operating leases was $83,821, $145,418 and $262,746 for the years ended December 31, 2003, 2002, and 2001, respectively. There are no future minimum non-cancelable lease commitments.

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

The number of asbestos related claims which have been initiated naming the Company (primarily our subsidiary, Metalclad Insulation Corporation) as a defendant had increased from 254 in 1999, 527 in 2000 to 685 in 2001. The number of claims initiated slightly decreased to 583 in 2002, and further decreased to 337 in 2003. As of December 31, 2003, there were approximately 1,212 asbestos cases pending, of which approximately 390 have been settled but not yet closed for lack of final documentation or payment. At December 31, 2000, 2001 and 2002, there were, respectively, approximately 860, 1,450 and 1,635 cases pending. It had been previously improperly reported in the Company’s Forms 10K for the period ended December 31, 2002, filed with the Securities and Exchange Commission, that there were approximately 660 cases pending at December 31, 2002, and 700 cases pending at the end of 2001. Although, the number of claims made in 2002 and 2003 reflected a downward trend from 2001, and the number of cases pending on December 31, 2003, dropped from those pending on December 31, 2002, it cannot be assumed that this trend will continue. The sympathies of juries, the aggressiveness of the plaintiff’s bar, and the declining defendant base as a result of business failures, has also led to a trend of larger payments and settlements per claim.

In the past the Company believed that it had adequate insurance to cover these claims; however, the terms of such insurance policies are complex and the coverage for many types of claims is limited. If the current trend of the claim occurrence and amounts is not significantly reversed, it will likely have a material adverse effect on the Company’s financial condition and business in the future. Because of the Company’s insurance coverage, it does not anticipate any adverse effect on its financial condition to develop for at least the next four to five years. Beyond that, however, the effect of those claims is uncertain.

In 2003 the United States Congress considered legislation to create a privately funded, publicly administered fund to provide the necessary resources for an asbestos injury claims resolution program. The latest draft of the legislation called for the fund to be funded 50% by asbestos defendant companies, of which the Company is one, and 50% by insurance companies. The impact, if any, this potential legislation will have on us cannot be determined at this time.

In October 1999, the Company completed the sale of its operating businesses and its development project located in Aguascalientes, Mexico. The sale specifically excluded those Mexican assets involved in the Company’s NAFTA claim. Under the terms of the sale the Company received an initial cash payment of $125,000 and recorded a receivable for $779,000. On November 13, 2000, the Company filed a complaint in the Superior Court of California against a former employee, the U.S. parent of the buyer and its representative for breach of contract, fraud, collusion and other causes of action in connection with this sale. The Company has suffered damages and continues to accrue damages and a monetary award is sought as the remedy. An arbitration hearing was held in September, 2002 in Mexico City, as requested by one of the defendants. This arbitration hearing was solely to determine the validity of the assignment of the purchase and sale agreement by the buyer to a company formed by the former employee defendant. The Superior Court action against the U.S. parent was stayed pending the Mexican arbitration. On April 8, 2003, the arbitrator ruled that the assignment was inexistent, due to the absence of consent from the Company. In June 2003, the Court of Appeal for the State of California ruled that the U.S. parent was also entitled to compel a Mexican arbitration of the claims raised in the Company’s complaint. The Company is prepared to now file the arbitration claim for the aforementioned damages. No assurances can be given on the outcome. The Company has fully reserved its $779,000 note receivable, which was recorded at the date of sale, but will continue to pursue its claims.

In a related action, a default was entered against the Company in December, 2002, in favor of the same former employee referred to in the foregoing paragraph by the Mexican Federal Labor Arbitration Board, for an unspecified amount. The former employee was seeking in excess of $9,000,000 in damages as a result of his termination as an employee. The default was obtained without the proper notice being given to the Company, and was set aside in the quarter ended June 30, 2003. Most of the evidentiary hearings on the merits of the former employee’s claim have taken place and we are preparing for final arguments. The Company believes this claim is without merit and intends to vigorously defend against the claim.

On February 5, 2003, a Notice of Involuntary Lien was filed against the Company with the County Recorder for Orange County California in the amount of $104,046. This lien relates to a judgment against the Company for attorney fees in the Company’s NAFTA settlement. The total amount of the claim including interest and collection costs is $111,406. Subsequent to the lien being filed, $27,050 was paid to the lien holder from a trust fund established by the Company and a third party to pay for any judgments and defense costs related to this lawsuit. The Company agreed to pay the remaining $84,356 of the claim in three installments. At December 31, 2003, the Company paid the judgment in full.

The Company has been indemnified by the third party against any judgments and costs related to this lawsuit in excess of the trust fund and has contacted the third party seeking indemnification. The third party has refused to honor its indemnification obligation and the Company has therefore initiated legal proceedings against the third party. The third party has filed a cross-complaint against the Company seeking $100,000 due to undue influence, duress, fraud, unconscionability and conspiracy related to the original indemnification agreement. The Company believes the cross-complaint is without merit. Due to the uncertainty regarding indemnification, during the year ended December 31, 2003 the Company recorded $84,356 of expense related to the remaining balance of the claim. The Company’s policy is to record any legal costs associated with a loss contingency when incurred.

Stock Repurchase Program

In July 2002, the Board of Directors authorized a stock repurchase program under which the Company is authorized to repurchase up to 1,000,000 common shares of the Company’s common stock. During the year ended December 31, 2003, the Company repurchased 260,000 shares for $158,606 and during the year ended December 31, 2002, the Company repurchased 194,800 shares for $222,159.

Letters of Credit

On October 1, 2002, Community Bank issued a $2,100,000 standby letter of credit on behalf of the Company for the benefit of a customer of the Company’s insulation subsidiary. The letter of credit is fully secured by the Company’s certificate of deposit at Community Bank. The letter of credit was in lieu of a performance and payment bond required by the contract with the customer and was released on March 25, 2003.

In August 2003, Arrowhead Consulting Group (“Arrowhead”) agreed to arrangements with the Company which resulted in the issuance of completion bonds benefiting a joint venture of Metalclad Insulation Corporation for two projects. The issuer of the bonds required credit enhancement and accepted letters of credit issued by M&I Bank through the efforts of Arrowhead. As compensation for Arrowhead having its bank issue its letters of credit, the Company agreed to pay a fee and issue a three-year warrant to purchase 100,000 shares of the Company’s common stock, at $1.50 per share, to Arrowhead, valued using the Black-Scholes pricing model at $98,592. In addition, the Company provided collateral in the form of an assignment of shares of NextNet Wireless, Inc. preferred stock owned by the Company and Wayne Mills, the Company’s CEO, provided Arrowhead with his personal guaranty. At December 31, 2003 the bonds remain outstanding.

Other Matters

The Company had under contract uncompleted work at bid prices totaling approximately $5,559,000 and $5,848,000 at December 31, 2003 and 2002, respectively.

Employment Agreement

The Company has an employment agreement with one of its officers, which expires at-will. The agreement requires minimum annual compensation of $200,000, plus an annual incentive bonus as defined in the agreement and six months severance, in the event of sale or merger of the Company or if terminated without cause.

The Company also has an employment agreement with another one of its officers, which expires in April 2006. The agreement requires minimum annual compensation of $165,000, plus an annual bonus as defined in the agreement and three months severance, in the event of sale or merger of the Company or if terminated without cause.

NOTE 21 – SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH INVESTING ACTIVITIES

Supplemental Disclosures of Cash Flow Information

Cash paid for interest was $165,509, $113,021 and $279,131 for the years ended December 31, 2003, 2002, and 2001, respectively.

Disclosure of Non-cash Investing and Financing Activity

Non-cash items related to a note receivable and interest receivable converted into investment in unconsolidated affiliates was $1,756,889 for the year ended December 31, 2003.

Non-cash items related to a piece of equipment financed through a capital lease obligation in the amount of $40,410, including interest of $4,055, occurred during the year ended December 31, 2003.

As part of the purchase of Chiral Quest, Inc., formerly Surg II, Inc., the Company had goodwill of $384,679 and minority interests of $264,749 during the year ended December 31, 2002.

During the year ended December 31, 2001, the Company converted approximately $324,000 of convertible subordinated debentures, principal and interest into 266,900 shares of common stock.

NOTE 22 - RELATED PARTY TRANSACTIONS

During fiscal 1995 the Company loaned $740,000 to two officers of the Company, Mr. Neveau and Mr. Kesler. In February 1996, the officers each repaid $150,000 to the Company. In March 1996, the notes were amended to modify the loan principal and to adjust the interest rates, effective March 1, 1996, to a variable rate based upon the Company’s quarterly investment rate. In December 2001, Mr. Neveau’s note was written off and in February 2002, Mr. Kesler’s note was amended to be forgiven over time, in consideration for consulting services.

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

A former officer and director of the Company, who resigned in February 2002, is a partner in a law firm which has received payments for legal fees of $0, $42,888 and $196,637 for the years ended December 31, 2003, 2002 and 2001, respectively.

On December 10, 2001 the Company issued a $1,250,000, 6%, non-recourse secured note to Blake Capital Partners, LLC (“Blake”), an entity controlled 100% by Wayne Mills. On February 14, 2002 Mr. Mills became President and Chief Executive Officer and a member of the Company’s Board of Directors. The note was collateralized by 500,000 shares of the Company’s common stock and any dividends received on the 500,000 shares of the Company’s common stock (the “Collateral”), owned by Blake and Mr. Mills. The principal and interest was due June 10, 2002. Blake had the right to extend the maturity date of this note for a period of 90 days, and on June 10, 2002 exercised that right. During the 90-day extension period and beyond, simple interest was payable at 12% per annum. The note was not repaid on the extended due date of September 8, 2002. As of December 31, 2002, the market value of the common stock held as Collateral was $863,000, $387,000 less than the face amount of the note. The Company recorded a $387,000 allowance to record the face amount of the note at the value of the underlying Collateral on December 31, 2002. The carrying value continued to fluctuate as the market value of the Collateral changed.

Effective November 1, 2003, the promissory note (the “Note”) referred to above and the Security and Pledge Agreement (the “Security Agreement”) relating to the securities pledged as collateral for such loan were amended. The Note was previously due on September 8, 2002. At that time, $1,250,000 of principal and approximately $75,000 of interest were due under the Note. The Note (except for the interest) was without recourse to Blake, but was secured under the terms of the Security Agreement by 500,000 shares of the Company’s common stock, and 250,000 shares of the common stock of Chiral Quest, Inc. (OTCBB:CQST), owned by Blake and Mr. Mills. The common stock of Chiral Quest, Inc. was spun out to the Company’s shareholders of record as of October 11, 2002, as a one-for-two stock dividend. Under the Security Agreement, the Company’s only recourse was to cancel the Company’s common stock held as collateral at $2.50 per share. In addition, Blake had the right to require the Company to cancel the shares of the Company’s common stock held as collateral, and apply the value of the

Company’s common stock at $2.50 per share. Since the Security Agreement did not anticipate the situation where the Company spun off a subsidiary as a dividend, it was not clear under the Security Agreement as to how shares of Chiral Quest, Inc. were to be treated. The closing per share purchase prices of the Company’s and Chiral Quest, Inc., common stock on October 31, 2003, were $1.22 and $1.95, respectively, placing an aggregate market value on shares of the Company and Chiral Quest, Inc. held as collateral on that date at $610,000 and $487,500, respectively.

The Board of Directors of the Company negotiated an amendment to the Security Agreement (the “Amended and Restated Security Agreement”) which it believed to be beneficial to the Company. The Note as amended (the “New Note”) is in the principal amount of $1,496,370, and now provides for an October 31, 2007 due date, with interest at 2% over the prime rate established by Wells Fargo Bank, NA in Minneapolis, Minnesota, adjusted on March 1 and September 1 of each year (6% at December 31, 2003), instead of the 12% rate established in the Note. Interest only is payable commencing March 1, 2004, and at the end of each six-month period thereafter. The New Note is with full recourse to Blake and the Amended and Restated Security Agreement does not require the Company, or permit Blake or Mr. Mills, to cancel the shares of the Company’s common stock, and require the Company to apply the value of those cancelled shares at $2.50 per share, to be applied against the principal balance of the amounts due. In addition, Mr. Mills has personally guaranteed the repayment of the New Note. At December 31, 2003, the note receivable balance, including interest, was $1,511,375. At December 31, 2002, the note receivable balance, including interest and an allowance for officer receivable, was $984,438.

A director and an officer of the Company are employed by a corporation which has received payments for rent, health insurance and consulting services of approximately $187,601 and $174,209 for the years ended December 31, 2003 and 2002, respectively.

According to the terms of his employment agreement, the Company paid its Chief Executive Officer $109,110 in consideration of his personal guarantee of the debt obligations with Far East Bank and to Arrowhead. (See Notes 12, 14 and 20)

In November 2002, the Company entered an agreement whereby it lent $1.75 million to Zamba Corporation (“Zamba”) in the form of a collateralized convertible note. The note matured on March 31, 2003, and was converted in to 415,340 shares of NextNet Wireless, Inc. Series A Preferred Stock owned by Zamba. Each share of NextNet Series A Preferred Stock is convertible into three shares of NextNet common stock. Mr. Wayne Mills, the CEO of the Company, owned approximately 6.3% of the outstanding common stock of Zamba on the date of the agreement and owned approximately 1.4% of NextNet Wireless, Inc. on December 31, 2003. (see Note 7)

NOTE 23 – SELECTED QUARTERLY DATA (Unaudited)

The following summarized unaudited quarterly financial data has been prepared using the consolidated financial statements of Entrx Corporation:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2003:
Total revenue	$3,902,269	$3,082,575	$3,121,424	$2,626,654
Gross margin (loss)	(67,729)	442,131	521,679	524,356
Loss from continuing operations	(1,118,410)	(151,864)	(232,581)	(1,503,638)
Net loss	(1,118,410)	(151,864)	(232,581)	(1,503,638)
Net loss per common share - basic	$(0.15)	$(0.02)	$(0.03)	$(0.21)
Net loss per common share - diluted	$(0.15)	$(0.02)	$(0.03)	$(0.21)
2002:
Total revenue	$3,182,209	$4,270,827	$3,514,557	$4,052,978
Gross margin	333,167	534,317	476,944	517,661
Income (loss) from continuing operations	(3,992,649)	(566,637)	(1,054,995)	327,907
Net income (loss)	(3,992,649)	(566,637)	(1,054,995)	327,907
Net income (loss) per common share - basic	$(0.53)	$(0.07)	$(0.14)	$0.05
Net income (loss) per common share - diluted	$(0.53)	$(0.07)	$(0.14)	$0.05

NOTE 24 – SUBSEQUENT EVENT

In March 2003, the Company converted a note receivable from Zamba Corporation into 415,340 shares of NextNet Wireless, Inc. Series A Preferred Stock owned by Zamba. NextNet is a privately held provider of non-line-of-sight plug-and-play broadband wireless access systems. Each preferred share is convertible into three shares of common stock. On February 23, 2004, however, the Company was notified of a proposed merger between NextNet and a recently formed privately owned company (the “Acquirer”), to which we gave our consent. The Acquirer has experience in the wireless communication industry.

Under the terms of the merger, the Company will receive warrants to purchase 290,738 shares of the class A common stock of the Acquirer in exchange for the 415,340 shares of Series A Preferred Stock that it owns of NextNet. The warrants the Company will receive from the Acquirer have an exercise price of $4.00 per share, are immediately exercisable and have a term which terminates after the earlier of six years or upon the occurrence of certain events which gives the holders of the warrant liquidity with respect to the underlying common stock. The Company has been informed that the merger was completed on March 16, 2004. Based upon the foregoing, the Company determined that there had been an other-than-temporary decline in the fair value of its investment below the cost and recorded an impairment charge of $1,000,000 for the year ended December 31, 2003. The Company valued the warrants received using the Black-Scholes pricing model using 113% as the volatility, 1.24% as the risk free interest rate, an expected life of six years and no expected dividends. The Company has not obtained, and will not obtain, an independent appraisal of the value of the warrants.

Report of Independent Auditors on Supplementary Information

To Shareholders, Audit Committee and Board of Directors
Entrx Corporation
Minneapolis, Minnesota

Our report on our audits of the basic consolidated financial statements of Entrx Corporation for the years ended December 31, 2003 and 2002 appears on page F-1. The audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplementary information on page F-28 is represented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ VIRCHOW, KRAUSE & COMPANY, LLP

Minneapolis, Minnesota
January 30, 2004

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

			Additions
	Balance at	Charged to	Charged		Balance at
	Beginning of	Costs and	to Other		End of
Description	Period	Expenses	Accounts	Deductions	Period
Year ended December 31, 2003
Deducted from asset accounts:
Allowance for doubtful accounts	$61,500	$41,459	$—	$37,959	$65,000

Allowance on notes receivable	$1,166,402	$—	$—	$(387,000)	$779,402

Year ended December 31, 2002
Deducted from asset accounts:
Allowance for doubtful accounts	$57,500	$4,000	$—	$—	$61,500

Allowance on notes receivable	$779,402	$387,000	$—	$—	$1,166,402

Year ended December 31, 2001
Deducted from asset accounts:
Allowance for doubtful accounts	$50,000	$7,500	$—	$—	$57,500

Allowance on notes receivable	$—	$779,402	$—	$—	$779,402