Form 10-K/A
period 2003-12-31
ENTRX CORP
filed 2004-04-28
CIK 13547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

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

     All statements, other than statements of historical fact, included in this Form 10-K/A, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Entrx Corporation (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-K/A. Such potential risks and uncertainties include, without limitation; the outcome of existing litigation; competitive pricing and other pressures from other businesses in the Company’s markets; adequacy of insurance, including the adequacy of insurance to cover potential future asbestos-related injury claims; the valuation of the Company’s investments; economic conditions generally and in the Company’s primary markets; availability of capital; the adequacy of the Company’s cash and cash equivalents; cost of labor; and other risk factors detailed herein and in other of the Company’s filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this Form 10-K/A and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements.

Note: This Form 10K/A amendment to the Form 10K filed by Entrx Corporation on March 24, 2004, (i) checks the box on the facing sheet relating to delinquent filers under Item 405 of Regulation SK, as there were, to the best of our knowledge, no such delinquent filers, and (ii) includes the information required by Items 10 through 14 of Part III, which was omitted on the Form 10K filed on March 24, 2004.

References to “we”, “us”, “our”, “the registrant”, “Entrx” and “the Company” in this annual report on form 10K/A shall mean
Entrx Corporation and its consolidated subsidiary, Metalclad Insulation Corporation, unless the context in which those words are used would indicate a different meaning.

PART I

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

     The name, initial year of service as a director, age, and position or office of each member of our board of directors, is as follows:

Name	Director Since	Age	Position
Kenneth W. Brimmer(1)(2)(3)	2002	48	Chairman of the Board
			and Director
Wayne W. Mills	2002	49	President, Chief Executive
			Officer and Director
Joseph M. Caldwell(4)(5)	2002	36	Director
Joseph M Senser(4)	2002	47	Director

(1)	Member of the Audit Committee since June 2002.

(2)	Member of the Compensation Committee and Nominating Committee since February 2002.

(3)	Member of the Stock Option Committee since September 2002.

(4)	Member of the Audit Committee and Stock Option Committee since March 2003.

(5)	Member of the Nominating Committee since April 2004.

     The business experience, principal occupations and directorships in publicly-held companies of the members of our board of directors are set forth below.

     Kenneth W. Brimmer has been the chairman of the Board of Directors of Entrx since March 2002. Mr. Brimmer has been the owner and chief manager of Brimmer Company, LLC, a private investment company, since December 2001. Mr. Brimmer has been the chief executive officer of Sterion Incorporated (OTCBB: OMED), a Minneapolis, Minnesota-based medical products developer and manufacturer, since September 2003, and has served as a member of its board of directors since February 1998 and as chairman of its board of directors since March 2000. At the request of Entrx’s Board of Directors, Mr. Brimmer acted as the chief executive officer and chairman of the board of directors of Chiral Quest, Inc. (formerly Surg II, Inc.) (OTCBB: CQST), from May 2002 until February 2003. Chiral Quest, Inc. was a 90%-owned Entrx subsidiary during that period, until October 2003. He currently continues to serve as a board member at Chiral Quest, Inc. Mr. Brimmer was the chief executive officer and chief financial officer of Active IQ Technologies, Inc. (OTCBB: AIQT), from March 2000 until December 2001, and acted as chairman of its board of directors until June 2003. Active IQ Technologies, Inc. was engaged in providing accounting software services in Minnetonka, Minnesota. Until April 2000, Mr. Brimmer was an executive officer of Rainforest Cafe, Inc., serving as its treasurer from 1995, and its president from April 1997. Mr. Brimmer is currently a member and the chairman of the board of directors of Sterion Incorporated and Hypertension Diagnostics, Inc. (HDII: OB). Mr. Brimmer is a member of our Audit Committee and has been determined to be the audit committee financial expert. Mr. Brimmer has a Bachelor of Arts degree in accounting.

     Wayne W. Mills has been the president and chief executive officer of Entrx since February 2002. Mr. Mills is the owner and manager of Blake Capital Partners, LLC, which he formed in September 1999, primarily to provide consulting services in the areas of capital formation, and mergers and acquisitions. From December 2001 until June 2003, Mr. Mills was a member of the board of directors of Active IQ Technologies, Inc. (OTCBB: AIQT), located in Minnetonka, Minnesota, and engaged in providing accounting software services. From December 2002 to April 2003, Mr. Mills was a member of the board of directors and the non-salaried chief executive officer of Innovative Gaming Corp. of America (OTCBB: IGCA), with offices in Las Vegas, Nevada, which is engaged in the development, manufacturing and marketing of specialty gaming machines. From May 1991 until September 1999, Mr. Mills was a registered representative with RJ Steichen & Co., a broker/dealer in Minneapolis, Minnesota.

     Joseph M. Caldwell has been chairman of the board of directors of Marix Technologies, Inc. since May 2002. Prior to that he was chief executive officer and a member of the board of directors of Marix Technologies, Inc. since May 2000. Marix is a privately held company based in Minneapolis, Minnesota that develops and markets software designs to facilitate and control offsite access to software applications and access to information. From March 1995 to May 2000, Mr. Caldwell was the chief executive officer of US Internet Corporation, a Minneapolis-based privately held Internet service provider, with service in over 1,300 cities nationwide and over 110 cities internationally. In June 1998, he co-founded Net Lifestyles, Inc., and has served as co-chairman of the board of directors from June 1998 to the present. Net Lifestyles is a privately held direct sales company marketing websites, e-commerce solutions, and Internet access to individuals and small businesses.

     Joseph M. Senser is the owner of Joe Senser’s Sports Grill, Inc. which owns and operates three restaurants in the Minneapolis, Minnesota metropolitan area. Mr. Senser opened his first restaurant in 1987. From 1995 until August 2000, Mr. Senser also acted as director of community relations for Grand Casino Mille Lacs and Grand Casino Hinckley, which are Native American owned and operated gaming casinos in north-central Minnesota. Since August 2000, Mr. Senser has acted as a member of the board of managers of two related non-profit organizations, the Milton Hershey School and the Hershey Trust. The Milton Hershey School, with funding from the Hershey Trust, provides grades K through 12 education and living facilities in Hershey, Pennsylvania, for financially disadvantaged children. Mr. Senser has notified us that he does not intend to stand for reelection at our next annual meeting of shareholders due to other business commitments.

     Each member of our Board of Directors was elected to serve until the next annual meeting of our shareholders.

Meetings of Board of Directors

     During the year ended December 31, 2003, the Board of Directors held eight meetings, and acted by unanimous written consent on four occasions. Each member of the Board of Directors was present for more than 75% of the meetings, except for Joseph M. Senser, who attended five of the eight meetings. The actions by unanimous written consent were signed by all members of the Board of Directors.

Information Concerning Non-Director Executive Officers

     The name, age, position or office, and business experience of each of our non-director executive officers is as follows:

Name	Age	Position
Brian D. Niebur	41	Treasurer and Chief Financial Officer
John J. Macias	58	President of Metalclad Insulation Corporation

     Brian D. Niebur has been employed part time by Entrx as its treasurer and chief financial officer since February 2002. At the request of Entrx’s Board of Directors, from May 2002, until February 2003 Mr. Niebur served as chief financial officer and a member of the Board of Directors of Chiral Quest, Inc. (formerly Surg II, Inc.) (OTCBB: CQST). Chiral Quest, Inc. was a 90%-owned subsidiary of Entrx until Entrx’s shares of Chiral Quest, Inc. were spun out to Entrx’s shareholders in October 2002. Mr. Niebur has a Bachelor of Arts degree in accounting and has passed all sections of the examination for certified public accountants. Since July 2000, Mr. Niebur has acted as a vice president and controller for Wyncrest Capital, Inc. in Minneapolis, Minnesota, a privately held venture capital firm. Mr. Niebur’s primary duties for Wyncrest Capital, Inc. are to act as chief financial officer and a director for Spectre Gaming, Inc. (OTCBB: SGMC), in which Wyncrest Capital, Inc. has made an equity investment. Spectre Gaming, Inc. is engaged in the business of developing and marketing electronic gaming systems for the Native American gaming market. From August 1997 until July 2000, Mr. Niebur was the controller for Vital Images, Inc., a developer and marketer of medical visualization and analysis software, in Plymouth, Minnesota.

     John J. Macias is the president of Entrx’s wholly owned operating subsidiary, Metalclad Insulation Corporation. Mr. Macias has been employed by Metalclad Insulation Corporation since 1971 in various positions, including labor superintendent from 1985 until April 14, 2004, when he became its president and chief executive officer.

     Each officer of Entrx is elected to serve at the discretion of the Board of Directors.

Reporting Under Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors of Entrx, and persons who beneficially own more than 10 percent of Entrx’s outstanding shares of Common Stock, to file initial reports of ownership and reports of changes in ownership of securities of Entrx with the Securities and Exchange Commission (“SEC”) and the NASDAQ Stock Market. Officers, directors and persons owning more than 10 percent of Entrx’s outstanding Common Stock are required by SEC regulation to furnish Entrx with copies of all Section 16(a) forms filed. Based solely on a review of the copies of such reports and amendments thereto furnished to or obtained by Entrx or written representations that no other reports were required, Entrx believes that during the year ended December 31, 2003, all filing requirements applicable to its directors, officers or beneficial owners of more than 10 percent of Entrx’s outstanding shares of Common Stock were complied with.

Code Of Ethics

     We have adopted a Code of Ethics which is intended to govern the conduct of our officers, directors and employees in order to promote honesty, integrity, loyalty and the accuracy of our financial statements. You may obtain a copy of the Code of Ethics without charge by writing us and requesting a copy, attention: Brian Niebur, 800 Nicollet Mall, Suite 2690, Minneapolis, Minnesota 55402. You may also request a copy by calling us at (612) 333-0614.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth certain compensation information for: (1) each person who served as the chief executive officer of Entrx at any time during the year ended December 31, 2003, regardless of compensation level, and each of our other executive officers, other than the chief executive officer, serving as an executive officer at December 31, 2003. The foregoing persons are collectively referred to in this Form 10-K/A as the “Named Executive Officers.” Compensation information is shown for fiscal years 2001, 2002 and 2003.

					Long Term Compensation
		Annual Compensation			Awards
					Restricted	Securities
				Other Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Awards	Options/SARs	Compensation
Name/Principal Position	Year	($)	($)	($)	($)	(#)	($)
Wayne W. Mills(1)
President and Chief	2003	200,000	—	—	—	20,000	109,110 (4)
Executive Officer	2002	175,000	—	—	—	150,000	—
	2001	—	—	—	—	—	—
Brian D. Niebur(1)
Treasurer and Chief	2003	75,000	—		—	20,000	—
Financial Officer	2002	60,000	—	—	—	50,000	(2)
	2001	—	—	—	—	—	—
Geoffrey D. Larson(3)	2003	121,391	10,000	—	—	100,000	—
President of Metalclad	2002	—	—	—	—	—	—
Insulation Corporation	2001	—	—	—	—	—	—

(1)	Commenced employment on February 14, 2002.

(2)	Mr. Niebur received an option to purchase 25,000 shares of Chiral Quest, Inc., at a price of $1.25 per share. At the time the option was granted, the closing price of the common stock of Chiral Quest, Inc. on the over-the-counter Bulletin Board was $1.25 per share, and Chiral Quest, Inc. was a 90% owned subsidiary of Entrx. The closing price of the common stock of Chiral Quest was $1.60 per share on December 31, 2003.

(3)	Commenced employment on April 7, 2003, and terminated employment on April 2, 2004.

(4)	Received in consideration for the personal guarantee of debt and other obligations incurred by Entrx’s subsidiary, Metalclad Insulation Corporation.

Option Grants in Last Fiscal Year

     The following table provides certain information regarding options to purchase shares of our common stock granted to the Named Executive Officers during the year ended December 31, 2003.

	Individual Grants
					Potential Realizable
	Number of				Value of Assumed
	Securities	Percentage of			Annual Rates of Stock
	Underlying	Total Options/SARs			Price Appreciation for
	Options/SARs	Granted to	Exercise or		Option Term(3)
	Granted	Employees in	Base Price	Expiration
Name	(#)	Fiscal Year 2003	($/Share)	Date	5% ($)	10% ($)
Wayne W. Mills(1)	20,000	14.3%	0.65 (1)	4/10/10	769	2,990
Brian D. Niebur	20,000	14.3%	0.65	4/10/10	-0-	2,980
Geoffrey D. Larson(2)	100,000	71.4%	0.50	4/06/10	2,063	22,103

(1)	Option for 10,000 shares is executable at $0.50 per share, and option for 10,000 shares is executable at $0.80 per share.

(2)	Mr. Larson resigned as an employee of Entrx Corporation effective April 2, 2004 at which time no portion of his 100,000 share option vested.

(3)	On April 8, 2003 (the grant date of Mr. Larson’s option) and April 10, 2003 (the day before the grant date of Messrs. Mills’ and Niebur’s options), the closing bid price of Entrx’s common stock on the NASDAQ Small Cap Market was $0.37 and $0.41 per share, respectively.

Aggregated Option Exercises and Year End Option Values

     The following table provides certain information regarding the exercise of stock options to purchase shares of our common stock during the year ended December 31, 2003, by the Named Executive Officers, and the fiscal year-end value of stock options held by such officers.

		Number of Securities
		Underlying Unexercised		Value of Unexercised
	Shares	Options/SARs at Fiscal		In-the-Money Options/SARs
	Acquired on	Year End (#)		at Fiscal Year End ($)
Name	Exercise (#)	(Exercisable/Unexercisable)		(Exercisable/Unexercisable)(1)
Wayne W. Mills	None	70,000	100,000	6,200	-0-
Brian D. Niebur	None	16,700	53,300	-0-	6,200
Geoffrey D. Larson(2)	None	-0-	100,000	-0-	46,000

(1)	Based on a fiscal year end of December 31, 2003 and a closing bid price on the NASDAQ small cap market of $0.96 per share on December 31, 2003. The value of in-the-money options is calculated as the difference between the fair market value of the Common Stock underlying the options at fiscal year end and the exercise price of the options. Exercisable options refer to those options that are exercisable as of December 31, 2003, while unexercisable options refer to those options that become exercisable at various times thereafter.

(2)	Mr. Larson resigned as an employee of Entrx Corporation effective April 2, 2004 at which time no portion of his 100,000 share option vested.

Director Compensation

     In March 2002, the Board of Directors established a plan whereby each member of Entrx’s Board of Directors would receive a stock option for 10,000 shares of Entrx’s common stock in January of each year, at the then fair market value of the shares. In furtherance of such plan on April 11, 2003, the Stock Options Committee granted options to Kenneth W. Brimmer, Wayne W. Mills, Joseph M. Senser and Joseph M. Caldwell, to purchase 10,000 shares of Entrx’s common stock at $0.80 per share, which was the fair market value of those shares as reported on the NASDAQ Market System as of January 3, 2003. On the same date, the Stock Options Committee granted options to the same members of Entrx’s Board of Directors to purchase an additional 10,000 shares of Entrx’s common stock at $0.50 per share, which was in excess of the fair market value of those shares as reported on the NASDAQ Market System on that date. All options were granted under Entrx’s 2000 Omnibus Stock Option and Incentive Plan, as amended in 2002, which plan and amendment were approved by Entrx’s shareholders.

     Kenneth W. Brimmer, as Chairman of the Board of Directors, received monthly fees totaling $21,000 and reimbursement for medical insurance premiums, totaling approximately $17,000 in 2003. He currently receives $1,500 per month and continues to receive reimbursement for his medical insurance premiums. There is no current plan to pay any cash compensation to any other member of the Board of Directors elected at the Meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Share Ownership of Officers and Directors

     The following table sets forth certain information as of April 26, 2004, with respect to the shares of common stock beneficially owned by: (i) each director; (ii) each executive officer; and (iii) all current executive officers (regardless of salary and bonus level) and directors as a group. Unless otherwise indicated, the shareholders listed in the table below have sole voting and investment powers with respect to the shares indicated:

	Number of
	Common Shares		Percentage of
	Beneficially		Outstanding
Name of Beneficial Owner	Owned		Shares (7)
Wayne W. Mills	1,840,000	(1)	25.0
Kenneth W. Brimmer	180,000	(2)(3)	2.5
Joseph M. Caldwell	70,000	(3)	*
Joe M. Senser	70,000	(3)	*
Brian D. Niebur	38,400	(4)	*
John J. Macias	4,250	(5)	*
All executive officers and directors as a group (6 persons)	2,202,650	(6)	28.9

*	Less than 1%

(1)	Includes 400,000 shares which are owned by Blake Capital Partners, LLC which is wholly owned by Mr. Mills, 400,000 shares which are owned by Mr. Mill’s Individual Retirement Account, 275,000 shares which are owned by Mr. Mills’ spouse and to which Mr. Mills disclaims beneficial ownership, and 120,000 shares which Mr. Mills may acquire upon the exercise of outstanding stock options.

(2)	Includes 15,000 shares which are owned by Mr. Brimmer’s Individual Retirement Account, and 15,000 shares which are owned by the Individual Retirement Account of Mr. Brimmer’s spouse, and to which he disclaims any beneficial interest.

(3)	Includes 70,000 shares that each of Messrs. Brimmer, Caldwell and Senser have the right to acquire upon the exercise of outstanding stock options.

(4)	Includes 38,400 shares which Mr. Niebur may acquire upon the exercise of outstanding stock options.

(5)	Includes 4,250 shares which Mr. Macias may acquire upon the exercise of outstanding stock options.

(6)	Assumes that each shareholder listed exercised all options available to that person which would vest as of June 25, 2004.

(7)	The percentage of outstanding shares of common stock as shown in the table above is calculated on 7,244,215 shares outstanding, as of April 26, 2004, plus it assumes in each case that the shareholder exercised all options available to that person which would vest as of June 25, 2004.

Share Ownership of Certain Beneficial Owners

     The following table sets forth the name, address, number of shares of Entrx’s common stock beneficially owned, and the percentage of the outstanding shares of common stock such shares represent, of each person or group of persons, known by Entrx to beneficially own more than 5% of Entrx’s outstanding common stock as of April 26, 2004:

	Number of
	Common Shares		Percentage of
Name and Address	Beneficially		Outstanding
of Beneficial Owner	Owned		Shares(5)
Wayne W. Mills	1,840,000	(1)	25.0
5020 Blake Road
Edina, MN 55436
Grant S. Kesler	777,135	(2)	9.9
3739 Brighton Point Drive
Salt Lake City, UT 84121
Anthony C. Dabbene	496,600	(3)	6.5
26921 Magnolia Court
Laguna Hills, CA 92653
George W. Holbrook, Jr.	501,615	(4)	6.9
1157 S.W. 30th Street
Suite E
Box 1938
Palm City, FL 34991
James R. McGoogan	487,740	(4)	6.7
1157 S.W. 30th Street
Suite E
Box 1938
Palm City, FL 34991
Bradley Resources Company	476,255	(4)	6.6
1157 S.W. 30th Street
Suite E
Box 1938
Palm City, FL 34991

(1)	Includes 400,000 shares which are owned by Blake Capital Partners, LLC, which is owned by Mr. Mills, 400,000 shares which are owned by Mr. Mills Individual Retirement Account, 275,000 shares which are owned by Mr. Mills’ spouse and to which Mr. Mills disclaims beneficial ownership, and 120,000 shares which Mr. Mills may acquire upon the exercise of outstanding stock options. Mr. Mills has pledged 500,000 shares to secure a loan from Entrx. (See “Loan to Affiliate of Wayne Mills” and “Modification of Loan to Affiliate of Wayne Mills” under ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS).

(2)	Includes 620,000 shares which Mr. Kesler may purchase under currently exercisable options at prices ranging from $2.00 to $3.00 per share.

(3)	Includes 450,000 shares which Mr. Dabbene may purchase under currently exercisable options at prices ranging from $2.00 to $3.00 per share.

(4)	Messrs. Holbrook and McGoogan own 25,360 and 11,485 shares, respectively, of our common stock and are both partners of Bradley Resources Company with shared voting and dispositive power with respect to the 476,255 shares owned by Bradley Resources Company. Bradley Resources Company, Mr. Holbrook and Mr. McGoogan may be considered to be a “group” as defined under Rule 13d-5 of the Securities Exchange Act of 1934, with the power to vote and dispose of an aggregate of 513,100 shares of our common stock, or 7.1% of our common stock.

(5)	The percentage of outstanding shares of common stock shown in the table above is calculated based upon 7,244,215 shares outstanding as of the close of business on the date of this proxy statement, plus it assumes in each case that the shareholder exercised all options available to that person that would vest within 60 days thereafter.

Equity Compensation Plan Information

     The following table sets forth as of December 31, 2003, the total number of shares of our common stock which may be issued upon the exercise of outstanding stock options and other rights under compensation plans approved by the shareholders, and under compensation plans not approved by the shareholders. The table also sets forth the weighted average purchase price per share of the shares subject to those options, and the number of shares available for future issuance under those plans.

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options	securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a))
Equity compensation plans approved by security holders	2,079,700 (1)	$2.41	530,500
Equity compensation plans not approved by security holders	1,368,380	$4.84	None
Total	3,448,080	$3.37 (2)	530,500

(1)	Options for 1,619,150 shares have been granted under Entrx’s 2000 Omnibus Stock Option and Incentive Plan (the “2000 Plan”) which was approved by Entrx’s shareholders. The remaining options for 460,550 shares were granted under similar plans which were previously adopted and approved by the shareholders, and which have been terminated.

(2)	The prices at which all options are exercisable range from $0.50 to $45.00 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Employment Agreement of Wayne W. Mills

     Entrx entered into an Employment Agreement with its president and chief executive officer, Wayne W. Mills, effective commencing October 1, 2003. The Employment Agreement is terminable for cause (as defined in the Employment Agreement) or without cause on 15 days notice. If terminated by Entrx without cause, Mr. Mills will receive a severance salary equal to six months of his then annual base pay. If Mr. Mills’ employment is terminated as a result of a change in control of Entrx, he will be entitled to a severance salary equal to up to two years of his then annual base pay, depending upon the aggregate market value of Entrx’s common stock at the time. Under the Employment Agreement, Mr. Mills is entitled to an annual salary of $200,000. The salary may be increased to $250,000 per year if the Company achieves two consecutive quarters of net profit, retroactive to the beginning of such two-quarter period. In addition, Mr. Mills will be entitled to bonuses equal to (i) 5% of the increase in the aggregate market value of Entrx’s outstanding common stock from year to year, beginning with the year 2004, subject to certain adjustments and limitations as to amount, and (ii) 10% of the profit earned from the sale by the Company of NextNet Wireless, Inc. Series A Preferred Stock owned by Entrx, using a base value for that capital stock which equals the Company’s cost basis ($4.23 per share) through March 31, 2004, and increase annually thereafter at a rate of approximately 15% per year. If Entrx has not disposed of all of is shares of NextNet Wireless, Inc. Series A Preferred Stock as of March 31, 2008, Entrx will be obligated to pay Mr. Mills a bonus equal to 10% of the amount by which the then market value of NextNet Wireless, Inc. shares then owned by Entrx exceeds the aggregate base value of those shares calculated at $7.40 per share. Mr. Mills will be entitled to receive this bonus on NextNet Wireless, Inc. shares even if he is not employed by Entrx. Mr. Mills is also entitled to a fee equal to 3% of any amount of debt of Entrx that he guarantees at the request of the Company’s Board of Directors and any lender. As a result of this provision, Mr. Mills was entitled to a guarantee fee of $92,880 with respect to a line of credit loan and mortgage loan extended to Entrx’s subsidiary Metalclad Insulation Corporation, in October 2003, by the Far East National Bank, Anaheim, California, and a guarantee fee of $16,230 with respect to the issuance of a letter of credit to secure an aggregate of $541,000 in bonds for the completion of construction projects by Metalclad Insulation Corporation. Although Entrx has a right of set-off against monies owed to Mr. Mills in connection with the payment of any guarantee fee, none of the guarantee fees paid were applied to the debt of Blake Capital Partners, LLC to Entrx.

Loan to Affiliate of Wayne Mills

     On December 10, 2001, Entrx loaned Blake Capital Partners, LLC (“Blake Capital”), a Minnesota limited liability company, $1,250,000 under a non-recourse secured note (the “Note”). Blake Capital is wholly owned by Wayne W. Mills who later became a director and the President of Entrx on February 13, 2002. The Note with interest at the rate of 6% per annum, was due June 10, 2002. Blake Capital had the right to extend the due date of the Note for up to 90 days, and on June 10, 2002, exercised that right. During the 90-day extension period and beyond, the rate of interest increased to 12% per annum. The Note was not repaid on the extended due date of September 8, 2002.

     As security for the loan, Mr. Mills pledged 500,000 shares of Entrx’s common stock, under the terms of a pledge agreement (the “Pledge Agreement”) dated as of December 10, 2001. In October 2002, Entrx spun off shares of Chiral Quest, Inc. common stock as a dividend to its shareholders, on the basis of one share of Chiral Quest, Inc. common stock for each two shares of Entrx common stock held as of October 11, 2002. Prior to the dividend, Chiral Quest, Inc. (then Surg II, Inc.) was a 90% owned subsidiary of Entrx. As a result of the dividend, Mr. Mills received 250,000 shares of the common stock of Chiral Quest, Inc., which were added to the 500,000 shares of Entrx’s common stock held as collateral for the loan.

     The Pledge Agreement provided that Mr. Mills would retain voting power over the collateralized shares until such shares are either cancelled or sold to satisfy the loan under the terms of the Note and Pledge Agreement. To satisfy its obligations under the Note, all or a portion of the 500,000 shares of Entrx common stock, or 250,000 shares of Chiral Quest, Inc. common stock, could have been sold at the direction of Blake Capital, in which case the proceeds of such sale would have been applied against the principal and interest due under the Note. The terms of the Note also provided that Blake Capital could request that the Entrx shares be cancelled, in which case they could have carried a value of $2.50 per share which would be applied against the amount due under the Note. If the Note was in default, Entrx could have cancelled the shares at a value of $2.50 per share, and apply the amount cancelled against the principal and interest due under the Note. Although the Pledge Agreement was not clear, Entrx took the position that the $2.50 value related to one share of Entrx common stock and one-half share of Chiral Quest, Inc. common stock.

     Since the Note was non-recourse to Blake Capital, neither Blake Capital nor Mr. Mills had any personal liability under the Note, except for the interest on the Note, and Entrx’s only recourse for repayment of the Note was the 500,000 shares of Entrx common stock, and 250,000 shares of Chiral Quest, Inc. common stock, pledged as security. The market value of the stock held as collateral exceeded the principal balance of the Note since it became due, and the Board of Directors did not take any action to foreclose on the collateral.

     Mr. Mills began acquiring Entrx common stock in the open market as an investment in November 2000, and by August 31, 2001, had acquired 15% of Entrx’s outstanding common stock. Under certain provisions of the Delaware Corporation Law (the “Delaware Law”), if a shareholder acquires 15% of the outstanding common stock of a corporation incorporated under the Delaware Law without prior approval of the Board of Directors of that corporation, the corporation is precluded for a period of three years after acquiring the 15% interest (or until April 21, 2004 in Mr. Mills’ case) from entering into certain transactions, without the affirmative vote of holders of at least two-thirds of the shares of Entrx’s outstanding common stock, excluding the shares owned by the 15% or greater shareholder. The precluded transactions would include any merger or consolidation of Entrx and certain of its subsidiaries with any other corporation in which Mr. Mills had an interest, certain mergers or consolidations which might be considered as caused by Mr. Mills under the statute, and the receipt by Mr. Mills of any loan, advance, guarantee, pledge or other financial benefit. The loan evidenced by the Note was made to Mr. Mills when he owned more than 15% of the outstanding common stock of Entrx. Although members of the Board of Directors of Entrx were aware of Mr. Mills’ purchases of Entrx common stock, no official prior approval for such purchases was given by the Board of Directors. As a result, the loan was likely in violation of Section 203 of the Delaware Corporation Law. The Board of Directors of Entrx, Entrx’s management and Mr. Mills indicated that they were unaware of the provisions of said Section 203 at the time the loan was made.

Modification of Loan to Affiliate of Wayne Mills

     The Sarbanes-Oxley Act of 2002 was adopted on August 1, 2002, while the loan to Blake Capital Partners, as discussed in the foregoing section entitled “Loan to Affiliate of Wayne W. Mills,” was outstanding. Under Section 402 of the Sarbanes-Oxley Act, it is unlawful for any company registered under Section 12 of the Securities Exchange Act of 1934 to make a personal loan to any directors or executive officers of that company. The provision also provides that a loan outstanding on the date of the enactment of Section 402 is not in violation of that provision, provided that there is no material modification to any terms of the loan after such enactment. The independent members of the Board of Directors, taking into consideration the purpose and policy of Section 402, have concluded that the prohibition against any modification to the loan to Mr. Mills would not be applicable where the modification was, in their reasonably exercised determination, on balance materially beneficial to Entrx.

     Accordingly, for several months beginning in August 2003, the independent members of Entrx’s Board of Directors, constituting the Audit Committee, negotiated an amendment to the Note and Pledge Agreement with Blake Capital Partners and Mr. Mills, which culminated in the execution of an amendment to the Pledge Agreement (the “Amended and Restated Pledge Agreement”) which they believed to be beneficial to the Entrx. The Note as amended (the “New Note”) is in the principal amount of $1,496,370, and now provides for an October 31, 2007 due date, with interest at 2% over the prime rate established by Wells Fargo Bank, NA in Minneapolis, Minnesota, adjusted on March 1 and September 1 of each year, instead of the 12% rate established in the Note. Interest only is payable commencing March 1, 2004, and at the end of each six-month period thereafter. The New Note is now with full recourse to Blake and the Amended and Restated Pledge Agreement does not require Entrx, nor permit Blake or Mr. Mills, to cancel the shares of Entrx’s common stock, and require Entrx to apply the value of those cancelled shares at $2.50 per share, to be applied against the principal balance of the amounts due. In addition, Mr. Mills has personally guaranteed the repayment of the New Note.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditors

     The Board of Directors of Entrx selected Moss Adams, LLP (“Moss Adams”), certified public accountants, to audit the accounts of Entrx for the year ended December 31, 2001, and to perform other appropriate accounting services for Entrx as needed.

     On April 4, 2002, Moss Adams, LLP (“Moss Adams”), resigned as Entrx’s auditors. The report of Moss Adams on the consolidated financial statements of Entrx for the years 2000 and 2001 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The resignation of Moss Adams was not sought, recommended or approved by the Audit Committee or Board of Directors of Entrx. There were no disagreements between the management of Entrx and Moss Adams with respect to the consolidated financial statements of Entrx for the years 2000 and 2001, or any interim period, or any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which were not resolved to the satisfaction of Moss Adams or which would have caused Moss Adams to make reference to the subject matter or any such disagreement in connection with rendering its report on those consolidated financial statements. Moss Adams had audited the accounts of Entrx since 1998.

     On April 16, 2002, upon the recommendation and approval of the Audit Committee, Entrx engaged Virchow Krause & Company, LLP (“Virchow Krause”), certified public accountants with offices in Minneapolis, Minnesota, to audit Entrx’s consolidated financial statements for 2002 and to perform other appropriate accounting services for Entrx as needed. Entrx had not previously engaged Virchow Krause on any matter. Virchow Krause & Company was engaged directly by the Audit Committee to provide its services with respect to Entrx’s 2003 fiscal year.

Audit Fees

     Virchow Krause billed Entrx $48,332 and $51,523 for the annual audit of Entrx’s consolidated financial statements, and the review of Entrx’s consolidated financial statements included in Entrx’s quarterly reports on Form 10Q filed with the Securities and Exchange Commission, for the 2002 and 2003 fiscal years, respectively.

Audit-Related Fees

     Virchow Krause billed Entrx $16,678 for assurance and related services provided to Entrx that are not included under the caption “Audit Fee” above, and were reasonably related to the performance of its audit or review of Entrx’s financial statements for the 2002 fiscal year. Such services were provided in connection with due diligence activities with respect to a possible acquisition by Entrx which did not occur. No such services were billed in 2003.

Tax Fees

     Virchow Krause billed Entrx $22,225 and $7,550 for services in connection with tax compliance, tax advice and tax planning for the 2002 and 2003 fiscal years, respectively. The services billed for in 2003 were in connection with the preparation of Entrx’s 2002 federal and state income tax returns. The fees billed in 2002 were for tax consulting advice in connection with the spin-off of a 90%-owned subsidiary of Entrx, Surg II, Inc., in October 2002.

All Other Fees

     Virchow Krause billed Entrx $5,420 in 2002 for all products and services not included under the captions “Audit Fees,” “Audit-Related Fees” or “Tax Fees” above. Such services were provided to Surg II, Inc., Entrx’s 90%-owned subsidiary. No such services were provided or billed in 2003.

Approval by Audit Committee

     According to Entrx’s Audit Committee charter, all services provided to Entrx by its independent auditors must be pre-approved by the Audit Committee. The Audit Committee pre-approved of the engagement of Virchow Krause related to (i) the audit of the financial accounts of Entrx for 2003, and to provide its report thereon, (ii) the preparation of our 2003 federal and state income tax returns, and (iii) the review of our quarterly reports on Form 10Q filed in 2003. No other services, other than those set forth in the foregoing sentence, were performed by Virchow Krause & Company on our behalf in 2003, except for services previously approved and performed with respect to the audit of our financial statements for 2002.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this Annual Report on Form 10-K/A:

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

     The following exhibits are being filed with this Annual Report on Form 10-K/A and/or are incorporated by reference therein in accordance with the designated footnote references:

3.	Restated and Amended Certificate of Incorporation and Bylaws of the Company, and all amendments thereto. (1)

3.2	Certificate of Amendment to Certificate of Incorporation effective June 25, 2002. (2)

4.1	Form of Certificate for Common Stock. (3)

10.1	Form of 1993 Omnibus Stock Option and Incentive Plan. (4)

10.2	Form of 1996 Omnibus Stock Option and Incentive Plan. (5)

10.3	Form of 2000 Omnibus Stock Option and Incentive Plan. (6)

10.4	Decision of NAFTA Tribunal dated August 30, 2000. (7)

10.5	Non-Recourse Security and Pledge Agreement Between the Company and Wayne W. Mills dated December 10, 2001. (8)

10.6	Non-Recourse Secured Note dated December 10, 2001. (9)

10.7	Catalytic Solutions Shareholders Agreement dated November 15, 2001. (10)

10.8	Amended and Restated Articles of Incorporation of Catalytic Solutions, Inc. a California Corporation. (11)

10.9	Amended and Restated Employment Agreement between Grant S. Kesler and Metalclad Corporation dated January 1, 2002. (12)

10.10	Amended and Restated Employment Agreement between Anthony C. Dabbene and Metalclad Corporation dated January 1, 2002. (13)

10.11	Consulting Agreement between Grant S. Kesler and Metalclad Corporation dated February 14, 2002. (14)

10.12	Amended and Restated Bylaws adopted February 14, 2002. (15)

10.13	Agreement of Purchase and Sale of Anaheim facility at 2198 South Dupont Drive, Anaheim, California. (16)

10.14	Curtom-Metalclad Partnership Agreement and Amendment. (17)

10.15	Stock Purchase Agreement among the Company, Surg II, Inc., Theodore A. Johnson and Charles B. McNeil dated May 29, 2002. (18)

10.16	Loan Agreement between the Company and Zamba Corporation dated November 4, 2002. (19)

10.17	Amendment No. 1 to Loan Agreement between the Company and Zamba Corporation dated February 19, 2003. (20)

10.18	Employment agreement between Metalclad Insulation, Entrx Corporation and Geoffrey B. Larson dated March 19, 2003. (21)

10.19	Employment Agreement between Entrx Corporation and Wayne W. Mills dated October 1, 2003. (22)

10.20	Secured Promissory Note of Blake Capital Partners and Guarantee of Wayne W. Mills dated November 1, 2003. (23)

10.21	Amended and Restated Security and Pledge Agreement between Blake Capital Partners, Wayne W. Mills, Entrx Corporation and the escrow agent, Bruce Haglund, dated November 1, 2003. (24)

10.22	Secured Convertible Promissory Note between the Company and Pandora Select Partners L.P. dated December 3, 2003. (25)

10.23	Pledge Agreement between the Company and Pandora Select Partners L.P. dated December 3, 2003. (26)

10.24	Registration Rights Agreement between the Company and Pandora Select Partners L.P. dated December 3, 2003. (27)

10.25	Warrant issued to Pandora Select Partners L.P. dated December 3, 2003. (28)

14.	Code of Ethics. (29)

16.1	Letter of concurrence from Moss Adams LLP dated April 9, 2002. (30)

21.	List of Subsidiaries of the Registrant. (31)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.	Section 1350 Certification.

(1)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by this reference.

(2)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 as Exhibit 3.2 and incorporated herein by this reference

(3)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 as Exhibit 4.1 and incorporated herein by this reference

(4)	Filed with the Company’s Transition Report on Form 10-K for the five months ended May 31, 1993 and incorporated herein by this reference.

(5)	Filed with the Company’s Proxy Statement dated April 17, 1997 and incorporated herein by this reference.

(6)	Filed with the Company’s Proxy Statement dated October 20, 2000 and incorporated herein by this reference.

(7)	Filed with the Company’s Form 8-K dated September 5, 2000 and incorporated herein by this reference.

(8)	Filed with the Company’s Form 8-K on December 21, 2001 as Exhibit A and incorporated herein by this reference.

(9)	Filed with the Company’s Form 8-K on December 21, 2001 as Exhibit B and incorporated herein by this reference.

(10)	Filed with the Company’s Form 8-K on December 21, 2001 as Exhibit C and incorporated herein by this reference.

(11)	Filed with the Company’s Form 8-K on December 21, 2001 as Exhibit D and incorporated herein by this reference.

(12)	Filed with the Company’s Form 8-K on February 28, 2002 as Exhibit (i) and incorporated herein by this reference.

(13)	Filed with the Company’s Form 8-K on February 28, 2002 as Exhibit (ii) and incorporated herein by this reference.

(14)	Filed with the Company’s Form 8-K on February 28, 2002 as Exhibit (iii) and incorporated herein by this reference.

(15)	Filed with the Company’s Form 8-K on February 28, 2002 as Exhibit (v) and incorporated herein by this reference.

(16)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 as Exhibit 10.19 and incorporated herein by this reference.

(17)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 as Exhibit 10.20 and incorporated herein by this reference.

(18)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 as Exhibit 10.19 and incorporated herein by this reference.

(19)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 as Exhibit 10.20 and incorporated herein by this reference.

(20)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 as Exhibit 10.21 and incorporated herein by this reference.

(21)	Filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 as Exhibit 10.1 and incorporated herein by this reference.

(22)	Filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 as Exhibit 10.1 and incorporated herein by this reference.

(23)	Filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 as Exhibit 10.2 and incorporated herein by this reference.

(24)	Filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 as Exhibit 10.3 and incorporated herein by this reference.

(25)	Filed with the Company’s Form 8-K on April 18, 2002 and incorporated herein by this reference.

(26)	Filed with the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003, on March 24, 2003 as exhibit 10.23 and incorporated herein by reference.

(27)	Filed with the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003, on March 24, 2003 as exhibit 10.24 and incorporated herein by reference.

(28)	Filed with the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003, on March 24, 2003 as exhibit 10.25 and incorporated herein by reference.

(29)	Filed with the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003, on March 24, 2003 as exhibit 14 and incorporated herein by reference.

(30)	Filed with the Company’s Form 8-K on April 18, 2002 and incorporated herein by this reference.

(31)	Filed with the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003, on March 24, 2003 as exhibit 21 and incorporated herein by reference.

(b) Reports on Form 8-K

     None

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTRX CORPORATION

By:	/s/Brian D. Niebur

Brian D. Niebur
Chief Financial Officer
Date: April 28, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/Wayne W. Mills Wayne W. Mills	Chief Executive Officer and Director (Principal Executive Officer)	April 28, 2004

/s/Brian D. Niebur Brian D. Niebur	Chief Financial Officer (Principal Financial and Accounting Officer)	April 28, 2004

/s/Kenneth W. Brimmer Kenneth W. Brimmer	Director, Chairman	April 28, 2004

/s/Joseph M. Caldwell Joseph M. Caldwell	Director	April 28, 2004

Joseph M. Senser	Director

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