Form 10-Q
period 2004-03-31
ENTRX CORP
filed 2004-05-12
CIK 13547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

     As of May 5, 2004, the registrant had 7,244,215 shares outstanding of its Common Stock, $.10 par value.

ENTRX CORPORATION AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$818,397	$1,644,311
Available-for-sale securities	297,148	278,658
Accounts receivable, less allowance for doubtful accounts of $64,500 and $65,000 as of March 31, 2004 and December 31, 2003	2,616,815	1,718,881
Costs and estimated earnings in excess of billings on uncompleted contracts	238,378	179,654
Inventories, net	145,081	134,823
Prepaid expenses and other current assets	182,707	224,389
Other receivables	240,295	187,790

Total current assets	4,538,821	4,368,506
Property, plant and equipment, net	2,424,974	2,472,284
Investment in unconsolidated affiliates	1,756,889	1,756,889
Other assets	66,360	66,360

	$8,787,044	$8,664,039

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Note payable to bank	$1,000,000	$1,000,000
Current portion of convertible note payable, net of original issue discount	269,379	151,265
Current portion of capital lease obligation	20,205	20,205
Current portion of long-term debt	130,070	133,243
Current portion of mortgage payable	48,451	47,635
Accounts payable	825,437	525,639
Accrued expenses	970,523	731,299
Billings in excess of costs and estimated earnings on uncompleted contracts	131,411	239,950

Total current liabilities	3,395,476	2,849,236
Long-term debt, less current portion	124,302	163,580
Convertible note payable, net of original issue discount, less current portion	676,308	763,072
Capital lease obligation, less current portion	6,903	10,271
Mortgage payable, less current portion	1,526,285	1,538,893

Total liabilities	5,729,274	5,325,052

Shareholders’ equity:
Preferred stock, par value $1; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.10; 80,000,000 shares authorized; 7,699,015 and 7,244,215 issued and outstanding, respectively, as of March 31, 2004 and December 31, 2003	769,901	769,901
Additional paid-in capital	70,047,305	70,047,305
Less treasury stock at cost, 454,800 shares as of March 31, 2004 and December 31, 2003	(380,765)	(380,765)
Accumulated deficit	(65,981,256)	(65,674,169)
Officer’s receivable, net	(1,503,995)	(1,511,375)
Accumulated other comprehensive income	106,580	88,090

	3,057,770	3,338,987

	$8,787,044	$8,664,039

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2004	2003
Contract revenues	$3,893,134	$3,902,269
Contract costs and expenses	3,319,102	3,969,998

Gross margin (loss)	574,032	(67,729)

Operating expenses:
Selling, general and administrative	806,357	856,568
Increase in allowance on officer’s receivable	—	185,500

Total operating expenses	806,357	1,042,068

Operating loss	(232,325)	(1,109,797)
Interest income	24,541	44,876
Interest expense	(105,183)	(37,957)
Loss on sale of available-for-sale securities	—	(14,989)
Other income (expense), net	5,880	(543)

Net loss	(307,087)	(1,118,410)
Other comprehensive income (loss)	18,490	(53,745)

Comprehensive loss	$(288,597)	$(1,172,155)

Weighted average number of common shares — basic and diluted	7,244,215	7,483,993

Loss per share of common stock — basic and diluted	$(0.04)	$(0.15)

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2004	2003
	(unaudited)
Cash flows from operating activities:
Net loss	$(307,087)	$(1,118,410)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	44,431	42,614
(Gain) loss on disposal of property, plant and equipment	(5,880)	543
Interest on notes receivable	—	(6,889)
Compensation related to stock options issued of unrelated entity	—	66,065
Loss on sale of available-for-sale securities	—	14,989
Provision for losses on accounts receivable	—	20,000
Allowance on officer’s receivable	—	185,500
Interest income recorded on officer’s receivable	(22,384)	(36,987)
Issuance of stock warrants for services	—	21,364
Amortization of original issue discount	31,350	—
Changes in operating assets and liabilities:
Restricted cash	—	2,110,870
Accounts receivable	(897,934)	(902,407)
Costs and estimated earnings in excess of billings on uncompleted contracts	(58,724)	407,648
Inventories	(10,258)	(13,901)
Prepaid expenses and other current assets	41,682	66,458
Other receivables	(52,505)	34,639
Accounts payable and accrued expenses	539,022	645,895
Billings in excess of costs and estimated earnings on uncompleted contracts	(108,539)	46,127

Net cash provided by (used in) operating activities	(806,826)	1,584,118

Cash flows from investing activities:
Capital expenditures	(4,741)	(23,566)
Sale of available-for-sale securities	—	239,379
Proceeds from sale of assets	13,500	5,000
Payment received on officer’s receivable	29,764	—
Advance on notes receivable	—	(750,000)

Net cash provided by (used in) investing activities	38,523	(529,187)

Cash flows from financing activities:
Proceeds from long-term debt	—	23,814
Proceeds from note payable to bank	—	750,000
Payments on long-term debt	(42,451)	(31,121)
Payments on mortgage payable	(11,792)	(18,658)
Payments on capital lease obligation	(3,368)	—
Purchase of treasury stock	—	(64,487)

Net cash provided by (used in) financing activities	(57,611)	659,548

Increase (decrease) in cash and cash equivalents	(825,914)	1,714,479
Cash and cash equivalents at beginning of period	1,644,311	844,384

Cash and cash equivalents at end of period	$818,397	$2,558,863

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2004 and 2003
(Unaudited)

1.  The accompanying unaudited consolidated financial statements of Entrx Corporation and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management all adjustments, consisting of normal recurring items, necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003.

2.  Certain accounts in the previous quarter’s consolidated financial statements have been reclassified for comparative purposes to conform with the current quarter consolidated financial statements. The reclassifications had no effect on net loss or shareholders’ equity.

3.  The loss per share amounts for the three months ended March 31, 2004 and March 31, 2003 were computed by dividing the net loss by the weighted average shares outstanding during the applicable period. Dilutive common equivalent shares have not been included in the computation of diluted loss per share because their inclusion would be antidilutive. Antidilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic and diluted loss per share in subsequent periods.

     All stock options and warrants were anti-dilutive as of March 31, 2004 and 2003.

4.  The Company classified all equity securities, which are not cash equivalents, as available-for-sale securities. Available-for-sale securities were reported at fair value with all unrealized gains or losses included in other comprehensive income (loss). The fair value of the securities was determined by quoted market prices of the underlying security.

5.  On November 4, 2002, the Company entered an agreement whereby it would lend up to $2.5 million to Zamba Corporation (“Zamba”) in the form of a collateralized convertible note. The note, when fully funded, was convertible into common stock of Zamba, or at the Company’s option, was payable by Zamba in shares of NextNet Wireless, Inc. (“NextNet”) Series A Preferred Stock owned by Zamba and which collateralized the note. The note was not repayable in cash. The agreement also gave the Company the option to acquire additional shares of NextNet Series A Preferred Stock. The Company had advanced $1,000,000 on the note as of December 31, 2002. On January 13, 2003, the Company advanced $100,000, and on February 17, 2003, advanced an additional $650,000 on the note. On February 17, 2003, the Company amended its agreement with Zamba whereby the total amount the Company would lend to Zamba was reduced to $1,750,000, the provision allowing the Company to convert the loan into Zamba’s common stock was removed, and the option the Company had to purchase an additional 750,000 shares of NextNet Series A Preferred Stock from Zamba was also removed. The note matured on March 31, 2003 and the note plus interest receivable was then converted into 415,340 shares of NextNet Series A Preferred Stock. Each share of the NextNet Series A Preferred Stock was convertible into three shares of NextNet common stock.

     On February 23, 2004, the Company was notified of a proposed merger between NextNet and a recently formed privately owned company (the “Acquirer”), to which the Company gave its consent. The Acquirer has experience in the wireless communication industry. Under the terms of the merger, the Company will receive warrants to purchase 290,738 shares of the class A common stock of the Acquirer in exchange for the 415,340 shares of Series A Preferred Stock that it owns of NextNet. The warrants the Company will receive from the Acquirer will have an exercise price of $4.00 per share, are immediately exercisable and have a term which terminates after the earlier of six years or upon the occurrence of certain events which gives the holders of the warrant liquidity with respect to the underlying common stock. The Company has been informed that the merger was completed on March 16, 2004. Based upon the foregoing, the Company determined that there had been an other-than-temporary decline in the fair value of its investment below the cost and recorded an impairment charge of $1,000,000 for the year ended December 31, 2003. The Company valued the warrants received using the Black-Scholes pricing model using 113% as the volatility, 1.24% as the risk free interest rate, an expected life of six years and no expected dividends. The Company has not obtained, and will not obtain, an independent appraisal of the value of the warrants.

6.  In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of the Company’s common stock at the grant date over the amount the employee must pay for the stock. The Company’s general policy is to grant stock options and warrants at fair value at the date of grant. Options and warrants issued to nonemployees are recorded at fair value, as required by SFAS No. 123 “Accounting for Stock Based Compensation”, using the Black-Scholes pricing model.

     The Company applies APB No. 25 and related interpretations in accounting for its stock options and warrants. Accordingly, $0 and $87,429 compensation cost has been recognized in the accompanying consolidated statements of operations for the three months ended March 31, 2004 and 2003, respectively. Had compensation costs for the Company’s stock options and warrants been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company’s net loss and loss per share would have been changed to the approximate pro forma amounts indicated below:

	For the Three Months Ended
	March 31,
	2004	2003
Net loss:
As reported	$(307,087)	$(1,118,410)
Pro forma	(366,387)	(1,181,824)
Basic and diluted net loss per share
As reported	$(0.04)	$(0.15)
Pro forma	(0.05)	(0.16)
Stock-based compensation
As reported	$—	$87,429
Pro forma	59,300	63,414

     The following significant assumptions were utilized to calculate the fair value information for options issued during the three months ended March 31, 2004 and 2003 presented utilizing the Black-Scholes pricing model:

For the Three Months Ended March 31,
	2004	2003
Risk Free interest rate	N/A	N/A
Expected life	N/A	N/A
Expected volatility	N/A	N/A
Expected dividends	N/A	N/A

7.  Supplemental disclosures of cash flow information:

     Cash paid for interest was $73,833 and $38,029 for the three months ended March 31, 2004 and 2003, respectively.

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

References to “we”, “us”, “our”, “the registrant” and “the Company” in this quarterly report on form 10Q shall mean Entrx Corporation and its consolidated subsidiary, Metalclad Insulation Corporation, unless the context in which those words are used would indicate a different meaning.

Results of Operations: Three Months Ended March 31, 2004 and 2003

     General. The Company provides insulation and asbestos abatement services, primarily on the West Coast. Through our wholly-owned subsidiary Metalclad Insulation Corporation, we provide these services to a wide range of industrial, commercial and public agency clients. Insulation services include the installation of high- and low-temperature insulation on pipe, ducts, furnaces, boilers, and other types of industrial equipment and commercial applications. Asbestos abatement services include removal and disposal of asbestos-containing products in similar applications. We fabricate specialty items for the insulation industry, and sell insulation material and accessories incident to our services business to our customers as well as to other contractors. A diverse list of clientele includes refineries, utilities, chemical/petrochemical plants, manufacturing facilities, commercial properties, office buildings and various governmental facilities.

Summary

     Our revenues remained flat for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The gross margin percentage increased from (1.7)% to 14.7% mainly due to unanticipated costs on certain fixed bid projects during the three months ended March 31, 2003. We anticipate that the gross margin percentage for 2004 will approximate the gross margin percentage for the three months ended March 31, 2004.

     We had a net loss of $307,000 for the three months ended March 31, 2004 as compared to a net loss of $1,118,000 for the three months ended March 31, 2003. Included in the loss for the three months ended March 31, 2003 is $186,000 of expense related to an increase in the allowance on an officer’s receivable. While we expect an improvement in our overall operating results, we still project an operating loss for 2004.

     We currently have an investment in two privately-held companies, totaling $1,757,000, both of which are in the early stages of their business development. One of these privately held companies was part of a merger in 2003, as discussed under the heading “Liquidity and Capital Resources”, which caused us to recognize a $1,000,000 other-than-temporary decline in the value of our investment in that company below the cost of such investment. Either or both of these investments could be further impaired in the future.

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

Revenue

     Revenue for the three months ended March 31 2004, was $3,893,000, a slight decrease as compared to $3,902,000 for the comparable period ended March 31, 2003.

Cost of Revenue and Gross Margin

     Cost of revenue was $3,319,000 for the three months ended March 31, 2004 as compared to $3,970,000 for the three months ended March 31, 2003, a decrease of 16.4%. The gross margin percentage was approximately 14.7% for the three months ended March 31, 2004 as compared to (1.7)% for the three months ended March 31, 2003. The negative gross margin in the three months ended March 31, 2003 and the decrease in the cost of revenues for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 was primarily due to unanticipated costs on certain fixed bid projects during the three months ended March 31, 2003.

Selling, General and Administrative

     Selling, general and administrative expenses for the three months ended March 31, 2004 were $806,000 as compared to $857,000 for the comparable period ended March 31, 2003, a decrease of 5.9%. The decrease for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003, was primarily due to a decrease in board fees, recruiting costs, and insurance expense, partially offset by an increase in legal fees. We do not anticipate any material difference in selling, general and administrative expenses in 2004 as compared with 2003.

Other Expense

     For the three months ended March 31, 2003, we recorded an increase in the allowance of $186,000 related to a non-recourse loan to a corporate officer. The Company adjusted the carrying value of the note to the market value of the 500,000 shares of our common stock and 250,000 shares of Chiral Quest, Inc. (OTCBB: CQST) held as collateral as of March 31, 2003.

     In November 2003, the Board of Directors of the Company renegotiated the loan to the corporate officer discussed above. The loan is now with full recourse to the officer and as such the Company no longer adjusts the carrying value of the note to the market value of the collateral held.

Interest Income and Expense

     Net interest expense for the three months ended March 31, 2004 was $81,000 as compared to net interest income of $7,000 for the three months ended March 31, 2003. The change was due to an increase in interest expense for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003, primarily due to the outstanding convertible note payable. There was also a decrease in interest income during the three months ended March 31, 2004, primarily due to a lower interest rate on the officer’s receivable as compared to the prior year.

Net Loss

     We experienced a net loss of $307,000 (or a loss of $0.04 per share) for the three months ended March 31, 2004, as compared to a net loss of $1,118,000 (or a loss of $0.15 per share) for the three months ended March 31, 2003. The net loss for the three months ended March 31, 2003 includes an increase in allowance on officer’s receivable of $186,000.

Liquidity and Capital Resources

     As of March 31, 2004, we had $818,000 in cash and cash equivalents and $297,000 in available-for-sale securities. The Company had working capital of $1,143,000 as of March 31, 2004. Our subsidiary, Metalclad Insulation Corporation, has a line of credit with Far East National Bank, Los Angeles, California. The line of credit agreement with Far East National Bank matures on October 28, 2004, and bears interest at a floating rate based upon the bank’s prime rate plus 1%. Borrowings under the agreement are limited to $1,000,000 plus the amount of cash collateral posted, up to $500,000, in the form of certificate of deposit at the bank. At March 31, 2004, we had a balance of $1,000,000 outstanding on this line of credit.

     Cash used in operations was $806,000 for the three months ended March 31, 2004 compared with cash provided by operations of $1,584,000 for the three months ended March 31, 2003. For the three months ended March 31, 2004 the negative cash flow from operations was primarily the result of funding our operating losses and an increase in accounts receivable, partially offset by an increase in accounts payable and accrued expenses. For the three months ended March 31, 2003 the positive cash flow from operations was primarily the result of previously restricted cash becoming unrestricted, an increase in accounts payable and accrued expenses and a decrease in costs and estimated earnings in excess of billings on uncompleted contracts. These sources were partially offset by uses related to funding our operating losses and an increase in accounts receivable.

     Net investing activities provided $39,000 and used $529,000 of cash in the three months ended March 31, 2004 and 2003, respectively. In the three months ended March 31, 2004, cash was primarily provided by interest on officer’s receivable and proceeds from sales of assets. For both the three months ended March 31, 2004 and 2003, we used cash for capital expenditures, primarily at our subsidiary, Metalclad Insulation Corporation. In the three months ended March 31, 2003, we converted a note receivable from Zamba Corporation into shares of Nextnet Wireless, Inc Series A Preferred Stock. We generated cash by selling available-for-sale securities in the three months ended March 31, 2003.

     Cash used in financing activities totaled $58,000 for the three months ended March 31, 2004 compared with cash provided by financing activities of $660,000 for the comparable period in 2003. During the three months ended March 31, 2004, we used cash for payments on long-term debt, mortgage payable and our capital lease obligation. Purchases of treasury stock used $64,000 of cash during the three months ended March 31, 2003. Payments on long-term borrowings used $42,000 and $31,000 of cash in the three months ended March 31, 2004 and 2003, respectively. Proceeds from long-term debt provided $24,000 of cash during the three months ended March 31, 2003. During the three months ended March 31, 2003, we obtained a loan that provided $750,000 of cash.

     On November 4, 2002, we entered an agreement whereby we would lend up to $2.5 million to Zamba Corporation (“Zamba”) in the form of a collateralized convertible note. The note, when fully funded, was convertible into common stock of Zamba, or at the Company’s option, was payable by Zamba in shares of NextNet Wireless, Inc. (“NextNet”) Series A Preferred Stock owned by Zamba and which collateralized the note. The note was not repayable in cash. The agreement also gave us the option to acquire additional shares of NextNet Series A Preferred Stock. We had advanced $1,000,000 on the note as of December 31, 2002. On January 13, 2003, we advanced $100,000, and on February 17, 2003, advanced an additional $650,000 on the note. On February 17, 2003, we amended the agreement with Zamba whereby the total amount we would lend to Zamba was reduced to $1,750,000. In connection with this amendment, provisions allowing us to convert the loan into Zamba’s common stock and our option to purchase an additional 750,000 shares of NextNet Series A Preferred Stock from Zamba were removed. The loan was not repayable in cash, but was repayable through conversion into shares of Zamba’s NextNet Series A Preferred Stock. The note matured on March 31, 2003, and was then converted into 415,340 shares of NextNet Series A Preferred Stock. Each share of NextNet Series A Preferred Stock was convertible into three shares of NextNet common stock.

     On February 23, 2004, we were notified of a proposed merger between NextNet and a recently formed privately owned company (the “Acquirer”), to which we gave our consent. The Acquirer has experience in the wireless communication industry. Under the terms of the merger, we will receive warrants to purchase 290,738 shares of the class A common stock of the Acquirer in exchange for the 415,340 shares of Series A Preferred Stock that it owns of NextNet. The warrants we will receive from the Acquirer will have an exercise price of $4.00 per share, are immediately exercisable and have a term which terminates after the earlier of six years or upon the occurrence of certain events which gives the holders of the warrant liquidity with respect to the underlying common stock. We have been informed that the merger was completed on March 16, 2004. Based upon the foregoing, we determined that there had been an other-than-temporary decline in the fair value of its investment below the cost and recorded an impairment charge of $1,000,000 for the year ended December 31, 2003. We valued the warrants received using the Black-Scholes pricing model using 113% as the volatility, 1.24% as the risk free interest rate, an expected life of six years and no expected dividends. We have not obtained, and will not obtain, an independent appraisal of the value of the warrants.

     Prior to 1975, we were engaged in the sale and installation of asbestos related insulation materials, and has been the subject of numerous claims of personal injury allegedly related to asbestos exposure. Many of these claims are now being brought by the children and close relatives of persons who have died, allegedly as a result of the direct or indirect exposure to asbestos.

     The number of asbestos related claims which have been initiated naming us (primarily Metalclad Insulation Corporation) as a defendant had increased from 254 in 1999 to 527 in 2000 and 685 in 2001. The number of claim initiated slightly decreased to 583 in 2002, and further decreased to 337 in 2003. As of December 31, 2003, there were approximately 1,212 asbestos cases pending, of which approximately 390 have been settled but not yet closed for lack of final documentation or payment. At December 31, 2000, 2001 and 2002, there were, respectively, approximately 860, 1,450 and 1,635 cases pending. It had been previously improperly reported in the Company’s Forms 10K for the period ended on December 31, 2002, filed with the Securities and Exchange Commission, that there were approximately 660 cases pending at December 31, 2002, and 700 cases pending at the end of 2001. Although, the number of claims made in 2002 and 2003 reflected a downward trend from 2001, and the number of cases pending on December 31, 2003, dropped from those pending on December 31, 2002, it cannot be assumed that this trend will continue. The sympathies of juries, the aggressiveness of the plaintiff’s bar, and the declining defendant base as a result of business failures, has also led to a trend of larger payments and settlements per claim.

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

     The Company projects that its subsidiary, Metalclad Insulation Corporation, will be able to generate sufficient cash flows through operations to meet its cash requirements for at least the next twelve months. The Company currently has enough cash to meet its cash needs over the next six months, and will need to obtain additional cash to meet its needs beyond that period, either through additional debt financing or the sale of some of its investments. The Company is not certain that cash will be available from either of these sources. If the Company is required to obtain additional financing or sell any of its investments, it may not be on terms or at a price which is favorable to the Company.

Critical Accounting Policies and Estimates

     Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our annual report for the year ended December 31, 2003. The accounting policies used in preparing our interim 2004 consolidated condensed financial statements are the same as those described in our annual report.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The fair value of our investments in available-for-sale securities at March 31, 2004 was approximately $297,000. The Company’s investment policy is to manage its available-for-sale securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio. The principal available-for-sale securities are shares of Chiral Quest, Inc. stock (OTCBB CQST). Specific changes in the value of the common stock of Chiral Quest, Inc. will affect the fair value of the available-for-sale securities portfolio; however, such gains or losses would not be realized unless the investments were sold.

     Our long-term debt, note payable, and mortgage payable are subject to interest rate risk since the interest rate is not a fixed rate. We do not expect any fluctuations in the interest rates to have a material effect on our consolidated financial position or results of operations.

Item 4. Controls and Procedures

     We carried out an evaluation, with the participation of our chief executive and chief financial officers, of the effectiveness, as of March 31, 2004, of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934). Based upon that evaluation, made at the end of the period, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission, and that there has been no significant change in such internal control, or other factors which could significantly affect such controls including any corrective actions with regard to significant deficiencies or material weaknesses, since our evaluation.

     Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, management has determined that considering the employees involved and the control procedures in place, risks associated with such lack of segregation are insignificant and the potential benefits of adding employees to clearly segregate duties does not justify the expenses associated with such increases.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

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

Claim by Former Attorney

     On February 5, 2003, a Notice of Involuntary Lien was filed against the Company with the County Recorder for Orange County California in the amount of $104,046. This lien relates to a judgment against the Company for attorney fees in the Company’s NAFTA settlement. The total amount of the claim including interest and collection costs is $111,406. Subsequent to the lien being filed, $27,050 was paid to the lien holder from a trust fund established by the Company and a third party to pay for any judgments and defense costs related to this lawsuit. The Company agreed to pay the remaining $84,356 of the claim in three installments. At December 31, 2003, the Company has paid the judgment in full.

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

Item 2. Changes in Securities

     None

Item 3. Defaults Upon Senior Securities

     None

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

ENTRX CORPORATION

Date: May 12, 2004	By:	/s/Wayne W. Mills

Wayne W. Mills
Chief Executive Officer

Date: May 12, 2004	By:	/s/Brian D. Niebur

Brian D. Niebur
Chief Financial Officer
(Principal Accounting Officer)