Form 10-Q
period 2004-06-30
ENTRX CORP
filed 2004-08-12
CIK 13547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

     As of August 3, 2004, the registrant had 7,244,215 shares outstanding of its Common Stock, $.10 par value.

ENTRX CORPORATION AND SUBSIDIARIES

PART I     FINANCIAL INFORMATION

Item 1. Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,375,903	$1,644,311
Available-for-sale securities	200,096	278,658
Accounts receivable, less allowance for doubtful accounts of $65,000 as of June 30, 2004 and December 31, 2003	1,479,673	1,718,881
Costs and estimated earnings in excess of billings on uncompleted contracts	142,627	179,654
Inventories, net	157,000	134,823
Prepaid expenses and other current assets	114,646	224,389
Other receivables	168,359	187,790

Total current assets	5,638,304	4,368,506
Property, plant and equipment, net	2,371,837	2,472,284
Investment in unconsolidated affiliates	1,756,889	1,756,889
Other assets	66,360	66,360

	$9,833,390	$8,664,039

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Note payable to bank	$1,000,000	$1,000,000
Current portion of convertible note payable	314,286	151,265
Current portion of capital lease obligation	20,205	20,205
Current portion of long-term debt	102,345	133,243
Current portion of mortgage payable	49,267	47,635
Accounts payable	448,045	525,639
Accrued expenses	871,562	731,299
Billings in excess of costs and estimated earnings on uncompleted contracts	73,315	239,950

Total current liabilities	2,879,025	2,849,236
Long-term debt, less current portion	93,188	163,580
Convertible note payable, net	593,601	763,072
Capital lease obligation, less current portion	1,852	10,271
Mortgage payable, less current portion	1,513,750	1,538,893

Total liabilities	5,081,416	5,325,052

Shareholders’ equity:
Preferred stock, par value $1; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.10; 80,000,000 shares authorized; 7,699,015 and 7,244,215 issued and outstanding, respectively, as of June 30, 2004 and December 31, 2003	769,901	769,901
Additional paid-in capital	70,047,305	70,047,305
Less treasury stock at cost, 454,800 shares as of June 30, 2004 and December 31, 2003	(380,765)	(380,765)
Accumulated deficit	(64,167,616)	(65,674,169)
Officer’s receivable, net	(1,526,379)	(1,511,375)
Accumulated other comprehensive income	9,528	88,090

	4,751,974	3,338,987

	$9,833,390	$8,664,039

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Contract revenues	$2,233,282	$3,082,575	$6,126,416	$6,984,844
Contract costs and expenses	1,820,801	2,640,444	5,139,903	6,610,442

Gross margin	412,481	442,131	986,513	374,402

Operating expenses:
Selling, general and administrative	652,044	971,359	1,458,401	1,827,927
Decrease in allowance on officer’s receivable	—	(372,500)	—	(187,000)

Total operating expenses	652,044	598,859	1,458,401	1,640,927

Operating loss	(239,563)	(156,728)	(471,888)	(1,266,525)
Interest income	25,859	40,707	50,400	85,583
Interest expense	(101,597)	(35,843)	(206,780)	(73,800)
Insurance settlement	2,125,000	—	2,125,000	—
Loss on sale of available-for-sale securities	—	—	—	(14,989)
Other income (expense), net	3,941	—	9,821	(543)

Net income (loss)	1,813,640	(151,864)	1,506,553	(1,270,274)
Other comprehensive income (loss)	(97,052)	63,561	(78,562)	9,816

Comprehensive income (loss)	$1,716,588	$(88,303)	$1,427,991	$(1,260,458)

Weighted average number of common shares — basic	7,244,215	7,244,215	7,244,215	7,363,422

Weighted average number of common shares — diluted	7,298,356	7,244,215	7,353,101	7,363,422

Income (loss) per share of common stock — basic	$0.25	$(0.02)	$0.21	$(0.17)

Income (loss) per share of common stock — diluted	$0.25	$(0.02)	$0.20	$(0.17)

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2004	2003
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$1,506,553	$(1,270,274)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	86,753	84,548
(Gain) loss on disposal of property, plant and equipment	(9,821)	543
Interest on notes receivable	—	(6,889)
Compensation related to stock options issued of unrelated entity	—	66,065
Loss on sale of available-for-sale securities	—	14,989
Provision for losses on accounts receivable	—	20,000
Allowance on officer’s receivable	—	(187,000)
Interest income recorded on officer’s receivable	(44,768)	(74,387)
Issuance of stock warrants for services	—	21,364
Amortization of original issue discount	62,613	—
Changes in operating assets and liabilities:
Restricted cash	—	2,110,870
Accounts receivable	239,208	(212,420)
Costs and estimated earnings in excess of billings on uncompleted contracts	37,027	259,730
Inventories	(22,177)	(31,050)
Prepaid expenses and other current assets	109,743	101,600
Other receivables	19,431	210,639
Accounts payable and accrued expenses	62,669	(23,040)
Billings in excess of costs and estimated earnings on uncompleted contracts	(166,635)	37,757

Net cash provided by operating activities	1,880,596	1,123,045

Cash flows from investing activities:
Capital expenditures	(8,485)	(88,270)
Sale of available-for-sale securities	—	239,379
Proceeds from sale of assets	32,000	5,000
Payment received on officer’s receivable	29,764	—
Advance on notes receivable	—	(750,000)

Net cash provided by (used in) investing activities	53,279	(593,891)

Cash flows from financing activities:
Proceeds from long-term debt	—	72,630
Proceeds from note payable to bank	—	750,000
Payments on long-term debt	(101,290)	(58,878)
Payments on note payable to bank	—	(750,000)
Payments on convertible note payable	(69,063)	—
Payments on mortgage payable	(23,511)	(37,163)
Payments on capital lease obligation	(8,419)	—
Purchase of treasury stock	—	(64,487)

Net cash used in financing activities	(202,283)	(87,898)

Increase in cash and cash equivalents	1,731,592	441,256
Cash and cash equivalents at beginning of period	1,644,311	844,384

Cash and cash equivalents at end of period	$3,375,903	$1,285,640

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2004 and 2003
(Unaudited)

1. The accompanying unaudited consolidated financial statements of Entrx Corporation and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management all adjustments, consisting of normal recurring items, necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003.

2. Certain accounts in the previous quarter’s consolidated financial statements have been reclassified for comparative purposes to conform with the current quarter consolidated financial statements. The reclassifications had no effect on net loss or shareholders’ equity.

3. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common stock related to stock options and warrants had been issued. Weighted average shares outstanding-diluted for the three and six month periods ended June 30, 2004 includes 54,141 and 108,886 shares of dilutive securities, respectively. Dilutive common equivalent shares have not been included in the computation of diluted net loss per common share for the three and six month periods ended June 30, 2003 because their inclusion would be anti-dilutive. The Company uses the treasury method for calculating the dilutive effect of the stock options and warrants (using the average market price).

     Following is a reconciliation of basic and diluted net income (loss) per common share for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss)	$1,813,640	$(151,864)	$1,506,553	$(1,270,274)
Weighted average shares outstanding	7,244,215	7,244,215	7,244,215	7,363,422
Net income (loss) per common share - basic	$0.25	$(0.02)	$0.21	$(0.17)
Net income (loss) per common share – diluted:
Net income (loss)	$1,813,640	$(151,864)	$1,506,553	$(1,270,274)
Weighted average shares outstanding	7,244,215	7,244,215	7,244,215	7,363,422
Common stock equivalents	54,141	—	108,886	—
Weighted average shares and potential diluted shares outstanding	7,298,356	7,244,215	7,353,101	7,363,422
Net income (loss) per common share - diluted	$0.25	$(0.02)	$0.20	$(0.17)

     For the three and six months ended June 30, 2004, 3,225,925 and 3,185,925 shares, respectively, attributable to outstanding stock options and warrants were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive. All common share equivalents are anti-dilutive in periods where the Company generates a net loss.

4. The Company classified all publicly-held equity securities, which are not cash equivalents, as available-for-sale securities. Available-for-sale securities were reported at fair value with all unrealized gains or losses included in other comprehensive income (loss). The fair value of the securities was determined by quoted market prices of the underlying security.

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

5. Inventories, which consist principally of insulation products and related materials, are stated at the lower of cost (determined on the first-in, first-out method) or market.

6. On November 4, 2002, the Company entered an agreement whereby it would lend up to $2.5 million to Zamba Corporation (“Zamba”) in the form of a collateralized convertible note. The note, when fully funded, was convertible into common stock of Zamba, or at the Company’s option, was payable by Zamba in shares of NextNet Wireless, Inc. (“NextNet”) Series A Preferred Stock owned by Zamba and which collateralized the note. The note was not repayable in cash. Since the collateralized convertible note bore interest at 8% and the form of repayment was not known until the Company exercised its conversion rights, the note was classified as a receivable until the Company exercised its conversion rights. The agreement also gave the Company the option to acquire additional shares of NextNet Series A Preferred Stock. The Company had advanced $1,000,000 on the note as of December 31, 2002. On January 13, 2003, the Company advanced $100,000, and on February 17, 2003, advanced an additional $650,000 on the note. On February 17, 2003, the Company amended its agreement with Zamba whereby the total amount the Company would lend to Zamba was reduced to $1,750,000, the provision allowing the Company to convert the loan into Zamba’s common stock was removed, and the option the Company had to purchase an additional 750,000 shares of NextNet Series A Preferred Stock from Zamba was also removed. The note matured on March 31, 2003 and the note plus interest receivable was then converted into 415,340 shares of NextNet Series A Preferred Stock. Each share of the NextNet Series A Preferred Stock was convertible into three shares of NextNet common stock.

     On February 23, 2004, the Company was notified of a proposed merger between NextNet and a recently formed privately owned company, Clearwire Corporation (“Clearwire”), to which the Company gave its consent. The management of Clearwire has experience in the wireless communication industry. Under the terms of the merger, the Company will receive warrants to purchase 290,738 shares of the class A common stock of Clearwire in exchange for the 415,340 shares of Series A Preferred Stock that it owns of NextNet. The warrants the Company will receive from Clearwire will have an exercise price of $4.00 per share, are immediately exercisable and have a term which terminates after the earlier of six years or upon the occurrence of certain events which gives the holders of the warrant liquidity with respect to the underlying common stock. The merger was completed on March 16, 2004. Based upon the foregoing, the Company determined that there had been an other-than-temporary decline in the fair value of its investment below the cost and recorded an impairment charge of $1,000,000 for the year ended December 31, 2003. The Company valued the warrants received using the Black-Scholes pricing model using 113% as the volatility, 1.24% as the risk free interest rate, an expected life of six years and no expected dividends. The Company has not obtained, and will not obtain, an independent appraisal of the value of the warrants.

7. Accrued expenses consist of the following:

	June 30, 2004	December 31, 2003
Accrued interest	$16,657	$16,657
Wages, bonuses and taxes	85,995	160,982
Union dues	76,491	125,566
Accounting and legal fees	76,000	55,456
Insurance	63,575	193,964
Reserve on insurance settlement	375,000	—
Other	177,844	178,674

	$871,562	$731,299

8. In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of the Company’s common stock at the grant date over the amount the employee must pay for the stock. The Company’s general policy is to grant stock options and warrants at fair value at the date of grant. Options and warrants issued to nonemployees are recorded at fair value, as required by SFAS No. 123 “Accounting for Stock Based Compensation”, using the Black-Scholes pricing model.

     The Company applies APB No. 25 and related interpretations in accounting for its stock options and warrants. Accordingly, no compensation cost has been recognized in the accompanying consolidated statements of operations for the three months ended June 30, 2004 or 2003, and $0 and $87,429 of compensation cost has been recognized in the accompanying consolidated statements of operations for the six months ended June 30, 2004 and 2003, respectively. Had compensation costs for the Company’s stock options and warrants been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company’s net loss and loss per share would have been changed to the approximate pro forma amounts indicated below:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss):
As reported	$1,813,640	$(151,864)	$1,506,553	$(1,270,274)
Pro forma	1,749,834	(241,669)	1,383,447	(1,423,493)
Basic net income (loss) per share:
As reported	$0.25	$(0.02)	$0.21	$(0.17)
Pro forma	0.24	(0.03)	0.19	(0.19)
Diluted net income (loss) per share
As reported	$0.25	$(0.02)	$0.20	$(0.17)
Pro forma	0.24	(0.03)	0.19	(0.19)
Stock-based compensation:
As reported	$—	$—	$—	$87,429
Pro forma	63,806	89,805	123,106	153,219

     The following significant assumptions were utilized to calculate the fair value information for options issued during the three and six months ended June 30, 2004 and 2003 presented utilizing the Black-Scholes pricing model:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Risk Free interest rate	2.96%	2.93%	2.96%	2.93%
Expected life	3.0 years	4.1 years	3.0 years	4.1 years
Expected volatility	121%	140%	121%	140%
Expected dividends	—	—	—	—

9. On June 22, 2004, Metalclad Insulation Corporation, the wholly owned subsidiary of Entrx Corporation, and Entrx Corporation, entered into a Settlement Agreement and Full Policy Release (the “Agreement”) releasing one of its insurers from its policy obligations for a broad range of claims arising from injury or damage which may have occurred during the period March 15, 1980 to March 15, 1981, under an umbrella liability policy (the “Policy”). The Policy provided limits of $5,000,000 in the aggregate and per occurrence. The insurer claimed that liability under the Policy had not attached, and that regardless of that fact, an exclusion in the Policy barred coverage for virtually all claims of bodily injury from exposure to asbestos, which is of primary concern to Metalclad Insulation Corporation. Metalclad Insulation Corporation took the position that such asbestos coverage existed. The parties to the Agreement reached a compromise, whereby Metalclad Insulation Corporation received $2,500,000 in cash, and Metalclad Insulation Corporation and Entrx Corporation agreed to indemnify and hold harmless the insurer from all claims which could be alleged against the insurer respecting the policy, limited to $2,500,000 in amount. The Company recorded a reserve of $375,000 against the settlement amount due to the indemnification provision in the Agreement. The reserve is 15% of the $2,500,000 received by the Company and is based upon the estimated cost for the Company to purchase an insurance policy to cover the indemnification provision.

10. Supplemental disclosures of cash flow information:

     Cash paid for interest was $144,168 and $72,664 for the six months ended June 30, 2004 and 2003, respectively.

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

Results of Operations: Three and Six Months Ended June 30, 2004 and 2003

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

Summary

     On June 22, 2004, Metalclad Insulation Corporation, our wholly owned subsidiary, and the Company, entered into a Settlement Agreement and Full Policy Release (the “Settlement Agreement”) releasing one of our insurers from its policy obligations for a broad range of claims arising from injury or damage which may have occurred during the period March 15, 1980 to March 15, 1981, under an umbrella liability policy (the “Policy”). Under the terms of the Settlement Agreement, Metalclad Insulation Corporation received $2,500,000 in cash, and Metalclad Insulation Corporation and Entrx Corporation agreed to indemnify and hold harmless the insurer from all claims which could be alleged against the insurer respecting the Policy, limited to $2,500,000 in amount.

     Our revenues remained flat for the three and six months ended June 30, 2004 as compared to the three and six months ended June 30, 2003. The gross margin percentage increased from 14.3% to 18.5% for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 and increased from 5.4% to 16.1% for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003, mainly due to unanticipated costs on certain fixed bid projects during the six months ended June 30, 2003. We anticipate that the gross margin percentage for 2004 will approximate the gross margin percentage for the six months ended June 30, 2004.

     We had net income of $1,814,000 for the three months ended June 30, 2004 as compared to a net loss of $152,000 for the three months ended June 30, 2003 and net income of $1,507,000 for the six months ended June 30, 2004 as compared to a net loss of $1,270,000 for the six months ended June 30, 2003. The net income for the three and six months was primarily due to the Settlement Agreement with the insurance company, net of the reserve established. Included in the loss for the three and six months ended June 30, 2003 is a decrease in the allowance on an officer’s receivable of $373,000 and $187,000, respectively. While we expect an improvement in our overall operating results, we still project an operating loss for 2004.

     In an effort to increase shareholder value and to diversify from our insulation services business, we have made equity investments in several companies. We currently have investments in two privately-held companies, $1,000,000 in Catalytic Solutions, Inc. and $757,000 in Clearwire Corporation, both of which are in the early stages of their business development. Our investments represent less than 5% ownership in each company. We recorded a $1,000,000 impairment charge on the Clearwire Corporation investment in 2003. Catalytic Solutions, Inc. manufactures and delivers proprietary technology that improves the performance and reduces the cost of catalytic converters. Clearwire Corporation is a provider of non-line-of-sight plug-and-play broadband wireless access systems. Either or both of these investments could be further impaired in the future. The Company does not plan to make any additional equity investments in other entities at this time. See “Results of Operations — Other Income and Expense” and “Liquidity and Capital Resources.”

     Our subsidiary, Metalclad Insulation Corporation, continues to be engaged in lawsuits involving asbestos-related injury or potential injury claims. The 337 claims made in 2003 were down from the 685 and 583 claims made in 2001 and 2002 respectively, although the average severity of each claim has slightly increased. The number of claims initiated during the six months ended June 30, 2004 was 149. These claims are currently defended and covered by insurance. We have projected that we have sufficient insurance to provide coverage for the next four to five years. This projection assumes that there is not a significant increase in the annual number of new claims and that the severity of each claim does not increase significantly. The projection also assumes that the insurance companies live up to what we believe their obligation to continue to cover our exposure with regards to these claims. Whether we will be able to continue in business when our insurance coverage runs out is subject to a significant number of variables, which are impossible to predict. In addition, we paid approximately $175,000 in 2003, and approximately $173,000 in the first six months of 2004, in legal fees to assess and monitor the asbestos-related claims, and to assess and monitor our insurance coverage and insurance company activities involving the defense and payment of these claims. We anticipate that this cost will continue.

Revenue

     Revenue for the three and six months ended June 30 2004, was $2,233,000 and $6,126,000, respectively, a slight decrease as compared to $3,083,000 and 6,985,000, for the comparable periods ended June 30, 2003, respectively.

Cost of Revenue and Gross Margin

     Cost of revenue was $1,821,000 and $5,140,000 for the three and six months ended June 30, 2004, respectively, as compared to $2,640,000 and $6,610,000 for the three and six months ended June 30, 2003. The gross margin percentage was approximately 18.5% for the three months ended June 30, 2004 as compared to 14.3% for the three months ended June 30, 2003. The gross margin percentage was approximately 16.1% for the six months ended June 30, 2004 as compared to 5.4% for the six months ended June 30, 2003. The low gross margin in the six months ended June 30, 2003 and the decrease in the cost of revenues for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 was primarily due to unanticipated costs on certain fixed bid projects during the six months ended June 30, 2003.

Selling, General and Administrative

     Selling, general and administrative expenses for the three months ended June 30, 2004 were $652,000 as compared to $971,000 for the comparable period ended June 30, 2003, a decrease of 32.9%. The decrease for the three months ended

June 30, 2004 as compared to the three months ended June 30, 2003, was primarily due to a decrease in insurance expense partially offset by an increase in legal expense. The decrease in insurance expense is due to a decrease in workers compensation expense. For the three months ended June 30, 2003 there was also an expense related to a legal judgment against the Company that did not occur in the three months ended June 30, 2004. For the six months ended June 30, 2004, selling, general and administrative expenses were $1,458,000 as compared to $1,828,000 for the six months ended June 30, 2003, a decrease of 20.2%. The decrease was primarily due to decreases in insurance expense, salary expense, board fees and recruiting costs, partially offset by an increase in legal fees, primarily due to the settlement with the insurance company. The decrease in insurance expense is related to a decrease in workers compensation expense. For the six months ended June 30, 2003 there was also an expense related to a legal judgment against the Company that did not occur in the six months ended June 30, 2004. We do not anticipate any material difference in selling, general and administrative expenses in 2004 as compared with 2003.

Other Expense

     For the three and six months ended June 30, 2003, we recorded a decrease in an allowance of $373,000 and $187,000, respectively, related to a non-recourse loan to Blake Capital Partners. Blake Capital Partners is a corporation wholly-owned by Wayne W. Mills, the Company’s President and Chief Executive Officer. The Company adjusted the carrying value of the note to the market value of the 500,000 shares of our common stock and 250,000 shares of Chiral Quest, Inc. (OTCBB: CQST) held as collateral as of June 30, 2003.

     In November 2003, the Board of Directors of the Company renegotiated the loan with Blake Capital Partners discussed above. The loan is now with full recourse to Blake Capital Partners and guaranteed by Mr. Mills and as such the Company no longer adjusts the carrying value of the note to the market value of the collateral held.

Interest Income and Expense

     Net interest expense for the three months ended June 30, 2004 was $76,000 as compared to net interest income of $5,000 for the three months ended June 30, 2003. For the six months ended June 30, 2004 net interest expense was $156,000 as compared to net interest income of $12,000 for the six months ended June 30, 2004. The changes were due to an increase in interest expense for the three and six months ended June 30, 2004 as compared to the three and six months ended June 30, 2003, primarily due to the outstanding convertible note payable which the Company borrowed in December 2003. There was also a decrease in interest income during the three and six months ended June 30, 2004, primarily due to a lower interest rate on the loan to Blake Capital Partners (an affiliate of Wayne W. Mills, the Company’s President and Chief Executive officer) as compared to the prior year.

Insurance Settlement

     Income related to an insurance settlement for the three and six months ended June 30, 2004 was $2,125,000, as compared to $0 for the three and six months ended June 30, 2003. The income for the three and six months ended June 30, 2004 was due to the Settlement Agreement releasing one of our insurers from its policy obligations, net of reserves of $375,000. The reserve is 15% of the $2,500,000 received by the Company and is based upon the estimated cost for the Company to purchase an insurance policy to cover the indemnification provision.

Other Income (Expense)

     Other income for the three and six months ended June 30, 2004 was $4,000 and $10,000, respectively, compared to $0 and other expense of $16,000 for the three and six months ended June 30, 2003, respectively. The other income for the three and six months ended June 30, 2004, was due to gains on sales of fixed assets. For the six months ended June 30, 2003, the other expense primarily related to a loss on sale of available-for-sale securities.

Net Income (Loss)

     We had net income of $1,814,000 (or basic earnings of $0.25 per share) and a net loss of $152,000 (or a basic loss of $0.02 per share) for the three months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003 we had net income of $1,507,000 (or basic earnings of $0.21 per share) and a net loss of $1,270,000 (or a basic loss of $0.17 per share), respectively. The net income for the three and six months ended June 30, 2004 is primarily due to the Settlement Agreement releasing one of our insurers from its policy obligations, net of reserves. Without the other income of $2,125,000, net of reserve, related to the Settlement Agreement, the Company would have had a net loss for the three and six months ended June 30, 2004. The net loss for the three and six months ended June 30, 2003 includes a decrease in allowance on officer’s receivable of $373,000 and $187,000, respectively.

Liquidity and Capital Resources

     As of June 30, 2004, we had $3,376,000 in cash and cash equivalents and $200,000 in available-for-sale securities. The Company had working capital of $2,759,000 as of June 30, 2004.

     Our subsidiary, Metalclad Insulation Corporation, has a line of credit with Far East National Bank, Los Angeles, California. The line of credit agreement with Far East National Bank matures on October 28, 2004, and bears interest at a floating rate based upon the bank’s prime rate plus 1%. Borrowings under the agreement are limited to $1,000,000 plus the amount of cash collateral posted, up to $500,000, in the form of certificate of deposit at the bank. At June 30, 2004, we had a balance of $1,000,000 outstanding on this line of credit.

     Under the loan agreement with Far East National Bank we have made a number of warranties, representations and covenants, which if violated , would constitute an event of default under the loan agreement and allow Far East National Bank to call the loan immediately due. The warranties and representations relate to, among other things, the organization of the Company, the accuracy of the Company’s financial statements, litigation against the Company, and the filing and paying of taxes. The covenants relate to, among other things, the Company’s agreement to properly maintain its books and records, and to furnish Far East National Bank with periodic financial statements; and requirements to maintain a current ratio (current assets as they relate to current liabilities) of 1.25 to 1.00, a net tangible net worth of at least $2,300,000, and a ratio of total liabilities to tangible net worth of 2.00 to 1.00. The covenants relating to financial statements and financial ratios are, in most cases, measurable quarterly and relate to Metalclad Insulation Corporation. In addition, there are covenants requiring certain insurance coverage, compliance with applicable laws and regulations, the payment of taxes and the observance of other matters. The Company believes that it is currently in material compliance with all the representations, warranties and covenants under the loan agreement. In addition, the loan is personally guaranteed by the Company’s President, Wayne W. Mills, for which he was compensated $45,000.

     In December 2003, we issued a $1,300,000, 10% convertible promissory note to Pandora Select Partners LP, a Virgin Islands fund. The note is payable interest only through April 15, 2004, and thereafter is payable in equal monthly installments over the next 33 months. The note is convertible by the noteholder into common stock of the Company at $1.35 per share, and allows us, subject to certain conditions and limitations, to make monthly installment payments with our common stock at a price per share approximating the then market value. In connection with the financing we paid a 3% origination fee, issued a five year warrant for the purchase of 400,000 shares of the Company’s common stock at $1.50 per share, and granted the noteholder a security interest in 249,200 shares of NextNet Wireless, Inc. Series A Preferred Stock, and 33,800 shares of Catalytic Solutions, Inc. Series C Preferred Stock, owned by the Company. The proceeds of $1,300,000 were allocated between the note, and the fair value of the warrants based on using the Black Scholes pricing model. The resulting original issue discount, the fair value of the warrant, and the beneficial conversion of the note payable into common stock as defined in EITF 00-27 (“Application of Issue No. 98-5 to Certain Convertible Instruments”), is being amortized over the life of the note using the straight-line method, which approximates the interest method. In addition, we agreed to file a registration statement with the U.S. Securities and Exchange Commission, covering the issuance or resale of the shares of the Company’s common stock which may be issued in connection with the note and warrant issued to the noteholder. In addition, the note is personally guaranteed by the Company’s President, Wayne W. Mills, for which he was not compensated.

     Cash provided by operations was $1,881,000 for the six months ended June 30, 2004 compared with cash provided by operations of $1,123,000 for the six months ended June 30, 2003. For the six months ended June 30, 2004 the positive cash flow from operations was primarily the result of the Agreement releasing one of our insurers from its policy obligations and a decrease in accounts receivable, partially offset by a decrease in billings in excess of costs and estimated earnings on uncompleted contracts. For the six months ended June 30, 2003 the positive cash flow from operations was primarily the result of previously restricted cash becoming unrestricted, a decrease in costs and estimated earnings in excess of billings on uncompleted contracts, a decrease in prepaid expenses and other current assets and a decrease in other receivables. These sources were partially offset by uses related to funding the operating losses and an increase in accounts receivable.

     Net investing activities provided $53,000 and used $594,000 of cash in the six months ended June 30, 2004 and 2003, respectively. In the six months ended June 30, 2004, cash was primarily provided by interest on officer’s receivable and proceeds from sales of assets. For both the six months ended June 30, 2004 and 2003, we used cash for capital expenditures, primarily at our subsidiary, Metalclad Insulation Corporation. In the six months ended June 30, 2003, the Company converted a note receivable from Zamba Corporation into shares of NextNet Wireless, Inc. Series A Preferred stock. The Company generated cash by selling available-for-sale securities in the six months ended June 30, 2003.

     Cash used in financing activities totaled $202,000 for the six months ended June 30, 2004 compared with cash used in financing activities of $88,000 for the comparable period in 2003. During the six months ended June 30, 2004, we used cash for payments on long-term debt, convertible note payable, mortgage payable and our capital lease obligation. Purchases of treasury stock used $64,000 of cash during the six months ended June 30, 2003. Payments on long-term borrowings used $59,000 of cash in the six months ended June 30, 2003. Proceeds from long-term debt provided $73,000 of cash during the six months ended June 30, 2003. During the six months ended June 30, 2003, we obtained a loan that provided $750,000 of cash and also repaid the loan.

     On November 4, 2002, we entered an agreement whereby we would lend up to $2.5 million to Zamba Corporation (“Zamba”) in the form of a collateralized convertible note. The note, when fully funded, was convertible into common stock of Zamba, or at the Company’s option, was payable by Zamba in shares of NextNet Wireless, Inc. (“NextNet”) Series A Preferred Stock owned by Zamba and which collateralized the note. The note was not repayable in cash. Since the collateralized convertible note bore interest at 8% and the form of repayment was not known until we exercised our conversion rights, the note was classified as a receivable until we exercised our conversion rights. The agreement also gave us the option to acquire additional shares of NextNet Series A Preferred Stock. We had advanced $1,000,000 on the note as of December 31, 2002. On January 13, 2003, we advanced $100,000, and on February 17, 2003, advanced an additional $650,000 on the note. On February 17, 2003, we amended the agreement with Zamba whereby the total amount we would lend to Zamba was reduced to $1,750,000. In connection with this amendment, provisions allowing us to convert the loan into Zamba’s common stock and our option to purchase an additional 750,000 shares of NextNet Series A Preferred Stock from Zamba were removed. The amended loan was not repayable in cash or through conversion into common stock of Zamba, but was repayable through conversion into shares of Zamba’s NextNet Series A Preferred Stock. The note matured on March 31, 2003, and was then converted into 415,340 shares of NextNet Series A Preferred Stock. Each share of NextNet Series A Preferred Stock was convertible into three shares of NextNet common stock.

     On February 23, 2004, we were notified of a proposed merger between NextNet and a recently formed privately owned company, Clearwire Corporation (“Clearwire”), to which we gave our consent. The management of Clearwire has experience in the wireless communication industry. Under the terms of the merger, we will receive warrants to purchase 290,738 shares of the class A common stock of Clearwire in exchange for the 415,340 shares of Series A Preferred Stock that we own of NextNet. The warrants we will receive from Clearwire will have an exercise price of $4.00 per share, are immediately exercisable and have a term which terminates after the earlier of six years or upon the occurrence of certain events which gives the holders of the warrant liquidity with respect to the underlying common stock. The merger was completed on March 16, 2004. Based upon the foregoing, we determined that there had been an other-than-temporary decline in the fair value of our investment below the cost and recorded an impairment charge of $1,000,000 for the year ended December 31, 2003. We valued the warrants received using the Black-Scholes pricing model using 113% as the volatility, 1.24% as the risk free interest rate, an expected life of six years and no expected dividends. We have not obtained, and will not obtain, an independent appraisal of the value of the warrants.

     On June 22, 2004, Metalclad Insulation Corporation, our wholly owned subsidiary, and the Company, entered into a Settlement Agreement and Full Policy Release (the “Settlement Agreement”) releasing one of our insurers from its policy obligations for a broad range of claims arising from injury or damage which may have occurred during the period March 15, 1980 to March 15, 1981, under an umbrella liability policy (the “Policy”). The Policy provided limits of $5,000,000 in the aggregate and per occurrence. Under the terms of the Settlement Agreement, Metalclad Insulation Corporation received $2,500,000 in cash, and Metalclad Insulation Corporation and Entrx Corporation agreed to indemnify and hold harmless the insurer from all claims which could be alleged against the insurer respecting the policy, limited to $2,500,000 in amount. We recorded a reserve of $375,000 against the settlement amount due to the indemnification provision in the Settlement Agreement. The reserve is 15% of the $2,500,000 received by the Company and is based upon the estimated cost for the Company to purchase an insurance policy to cover the indemnification provision.

     Prior to 1975, we were engaged in the sale and installation of asbestos related insulation materials, and have been the subject of numerous claims of personal injury allegedly related to asbestos exposure. Many of these claims are now being brought by the children and close relatives of persons who have died, allegedly as a result of the direct or indirect exposure to asbestos.

     The number of asbestos related claims which have been initiated naming us (primarily Metalclad Insulation Corporation) as a defendant had increased from 254 in 1999 to 527 in 2000 and 685 in 2001. The number of claims initiated slightly decreased to 583 in 2002, and further decreased to 337 in 2003. As of December 31, 2003, there were approximately 1,212 asbestos cases pending, of which approximately 390 have been settled but not yet closed for lack of final documentation or payment. The average claim paid in 2001, 2002 and 2003, including claims in which there was no consideration paid, was $25,867, $15,105 and $21,760, respectively.

     As of June 30, 2004, there were approximately 890 asbestos cases pending, of which approximately 89 have been settled but not yet closed for lack of final documentation or payment. During the six month period ended June 30, 2004, there were 149 asbestos related claims made against Metalclad Insulation Corporation, and 252 claims were settled, dismissed or litigated to conclusion, for an average claim paid of $15,887, including claims in which there was no consideration paid.

     At December 31, 2000, 2001 and 2002, there were, respectively, approximately 860, 1,450 and 1,635 cases pending. It had been previously improperly reported in the Company’s Forms 10K for the period ended on December 31, 2002, filed with the Securities and Exchange Commission, that there were approximately 660 cases pending at December 31, 2002, and 700 cases pending at the end of 2001.

     Although, the number of claims made in 2002 and 2003 reflected a downward trend from 2001, and the number of cases pending on December 31, 2003 and June 30, 2004, dropped from those pending on December 31, 2002, it cannot be assumed that this trend will continue. The sympathies of juries, the aggressiveness of the plaintiff’s bar, and the declining defendant base as a result of business failures, has also led to a trend of larger payments and settlements per claim.

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

     The Company projects that its subsidiary, Metalclad Insulation Corporation, will be able to generate sufficient cash flows through operations to meet its cash requirements for at least the next twelve months. The Company currently has enough cash to meet its cash needs over the next three months. Without the transfer of cash from Metalclad Insulation Corporation, the Company will need to obtain additional cash to meet its needs beyond that period, either through additional debt financing or the sale of some of its investments. The Company is not certain that cash will be available from either of these two sources. If the Company is required to obtain additional financing or sell any of its investments, it may not be on terms or at a price which is favorable to the Company.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The fair value of our investments in available-for-sale securities at June 30, 2004 was approximately $200,000. The Company’s investment policy is to manage its available-for-sale securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio. The principal available-for-sale securities are shares of Chiral Quest, Inc. stock (OTCBB CQST). Specific changes in the value of the common stock of Chiral Quest, Inc. will affect the fair value of the available-for-sale securities portfolio; however, such gains or losses would not be realized unless the investments were sold.

     Our long-term debt, note payable, and mortgage payable are subject to interest rate risk since the interest rate is not a fixed rate. We do not expect any fluctuations in the interest rates to have a material effect on our consolidated financial position or results of operations.

Item 4. Controls and Procedures

     We carried out an evaluation, with the participation of our chief executive and chief financial officers, of the effectiveness, as of June 30, 2004, of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934). Based upon that evaluation, made at the end of the period, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission, and that there has been no significant change in such internal control, or other factors which could significantly affect such controls including any corrective actions with regard to significant deficiencies or material weaknesses, since our evaluation.

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

     The number of asbestos related claims which have been initiated naming us (primarily Metalclad Insulation Corporation) as a defendant had increased from 254 in 1999 to 527 in 2000 and 685 in 2001. The number of claims initiated slightly decreased to 583 in 2002, and further decreased to 337 in 2003. As of December 31, 2003, there were approximately 1,212 asbestos cases pending, of which approximately 390 have been settled but not yet closed for lack of final documentation or payment. The average claim paid in 2001, 2002 and 2003, including claims in which there was no consideration paid, was $25,867, $15,105 and $21,760, respectively.

     As of June 30, 2004, there were approximately 890 asbestos cases pending, of which approximately 89 have been settled but not yet closed for lack of final documentation or payment. During the six month period ended June 30, 2004, there were 149 asbestos related claims made against Metalclad Insulation Corporation, and 252 claims were settled, dismissed litigated to conclusion, for an average claim paid of $15,887.

     At December 31, 2000, 2001 and 2002, there were, respectively, approximately 860, 1,450 and 1,635 cases pending. It had been previously improperly reported in the Company’s Forms 10K for the period ended on December 31, 2002, filed with the Securities and Exchange Commission, that there were approximately 660 cases pending at December 31, 2002, and 700 cases pending at the end of 2001.

     Although, the number of claims made in 2002 and 2003 reflected a downward trend from 2001, and the number of cases pending on December 31, 2003 and June 30, 2004, dropped from those pending on December 31, 2002, it cannot be assumed that this trend will continue. The sympathies of juries, the aggressiveness of the plaintiff’s bar, and the declining defendant base as a result of business failures, has also led to a trend of larger payments and settlements per claim.

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

     The Company had been indemnified by the third party, Mr. Clyde C. Pearce, against any judgments and costs related to this lawsuit in excess of the trust fund and contacted Mr. Pearce seeking indemnification. Mr. Pearce refused to honor his indemnification obligation and the Company therefore initiated legal proceedings against Mr. Pearce. Mr. Pearce filed a cross-complaint against the Company seeking $100,000 due to undue influence, duress, fraud, unconscionability and conspiracy related to the original indemnification agreement.

     In May 2004, the Company reached a settlement with Mr. Pearce whereby both parties agreed to dismiss, with prejudice, their respective cases against the other party. As part of the settlement the Company received 7,407 shares of Narus, Inc.’s Series D Preferred Stock, a privately-held company, and the assignment of a receivable from the Company’s former Chief Executive Officer, Grant S. Kesler, of approximately $14,000.

Item 2. Changes in Securities

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     On June 14, 2004, the Company received a notice from The Nasdaq Stock Market, Inc. advising the Company that because the minimum bid price of the Company’s Common Stock was not at least $1.00 for thirty consecutive trading days, the Company does not meet the requirements for continued listing on The Nasdaq SmallCap Market. The Company has 180 calendar days from the notice, or until December 13, 2004, to regain compliance, obtain an extension or be delisted. The delisting of the Company’s common stock on the Nasdaq SmallCap Market will likely require that the Company seek to have its common stock traded on the over-the-counter Bulletin Board, which cannot be assured. Such delisting will likely result in significantly less interest in and liquidity for such stock. Once delisted from the NASDAQ SmallCap Market, the standards for obtaining relisting become more stringent, currently including a requirement that the Company’s common stock have a market price of $4.00 or more per share.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certification.

b)	Reports on Form 8-K

     On June 25, 2004 the Company filed a form 8-K disclosing a Settlement Agreement and Full Policy Release releasing one of its insurers from its policy obligations.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTRX CORPORATION

Date: August 12, 2004	By:	/s/Wayne W. Mills
Wayne W. Mills
Chief Executive Officer

Date: August 12, 2004	By:	/s/Brian D. Niebur
Brian D. Niebur
Chief Financial Officer
(Principal Accounting Officer)