Form 10-Q
period 2004-09-30
ENTRX CORP
filed 2004-11-12
CIK 13547

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

     As of November 5, 2004, the registrant had 7,644,215 shares outstanding of its Common Stock, $.10 par value.

ENTRX CORPORATION AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,828,821	$1,644,311
Available-for-sale securities	238,210	278,658
Accounts receivable, less allowance for doubtful accounts of $50,000 and $65,000 as of September 30, 2004 and December 31, 2003, respectively	1,936,884	1,718,881
Costs and estimated earnings in excess of billings on uncompleted contracts	243,840	179,654
Inventories, net	189,667	134,823
Prepaid expenses and other current assets	252,008	224,389
Other receivables	180,226	187,790

Total current assets	5,869,656	4,368,506
Property, plant and equipment, net	2,382,824	2,472,284
Investment in unconsolidated affiliates	1,756,889	1,756,889
Other assets	72,236	66,360

	$10,081,605	$8,664,039

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Note payable to bank	$1,000,000	$1,000,000
Current portion of convertible note payable	325,361	151,265
Current portion of capital lease obligation	15,322	20,205
Current portion of long-term debt	118,674	133,243
Current portion of mortgage payable	43,948	47,635
Accounts payable	663,401	525,639
Accrued expenses	1,173,449	731,299
Billings in excess of costs and estimated earnings on uncompleted contracts	174,818	239,950

Total current liabilities	3,514,973	2,849,236
Long-term debt, less current portion	103,619	163,580
Convertible note payable, net	508,021	763,072
Capital lease obligation, less current portion	—	10,271
Mortgage payable, less current portion	1,507,633	1,538,893

Total liabilities	5,634,246	5,325,052

Shareholders’ equity:
Preferred stock, par value $1; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.10; 80,000,000 shares authorized; 7,699,015 and 7,244,215 issued and outstanding, respectively, as of September 30, 2004 and December 31, 2003	769,901	769,901
Additional paid-in capital	70,071,355	70,047,305
Less treasury stock at cost, 454,800 shares as of September 30, 2004 and December 31, 2003	(380,765)	(380,765)
Accumulated deficit	(64,556,410)	(65,674,169)
Officer’s receivable, net	(1,504,364)	(1,511,375)
Accumulated other comprehensive income	47,642	88,090

	4,447,359	3,338,987

	$10,081,605	$8,664,039

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Contract revenues	$1,975,738	$1,069,388	$6,402,199	$5,888,147
Contract revenues- related party	421,106	2,052,036	2,121,061	4,218,121

Total contract revenues	2,396,844	3,121,424	8,523,260	10,106,268

Contract costs and expenses	1,679,235	872,344	5,405,614	5,462,790
Contract costs and expenses – related party	390,900	1,727,401	1,804,424	3,747,397

Total contract costs and expenses	2,070,135	2,599,745	7,210,038	9,210,187

Gross margin	326,709	521,679	1,313,222	896,081

Operating expenses:
Selling, general and administrative	649,886	841,678	2,108,287	2,669,605
Decrease in allowance on officer’s receivable	—	(78,750)	—	(265,750)

Total operating expenses	649,886	762,928	2,108,287	2,403,855

Operating loss	(323,177)	(241,249)	(795,065)	(1,507,774)
Interest income	32,172	39,092	82,572	124,675
Interest expense	(99,989)	(34,727)	(306,769)	(108,527)
Insurance settlement	—	—	2,125,000	—
Loss on sale of available-for-sale securities	—	—	—	(14,989)
Other income (expense), net	2,200	4,303	12,021	3,760

Net income (loss)	(388,794)	(232,581)	1,117,759	(1,502,855)
Other comprehensive income (loss)	38,114	4,045	(40,448)	13,861

Comprehensive income (loss)	$(350,680)	$(228,536)	$1,077,311	$(1,488,994)

Weighted average number of common shares — basic	7,244,215	7,244,215	7,244,215	7,323,263

Weighted average number of common shares — diluted	7,244,215	7,244,215	7,326,371	7,323,263

Income (loss) per share of common stock — basic	$(0.05)	$(0.03)	$0.15	$(0.21)

Income (loss) per share of common stock — diluted	$(0.05)	$(0.03)	$0.15	$(0.21)

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2004	2003
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$1,117,759	$(1,502,855)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	129,609	133,522
Gain on disposal of property, plant and equipment	(12,021)	(3,760)
Interest on notes receivable	—	(6,889)
Compensation related to stock options issued of an unrelated entity	—	66,065
Loss on sale of available-for-sale securities	—	14,989
Provision for losses on accounts receivable	—	20,000
Allowance on officer’s receivable	—	(265,750)
Interest income recorded on officer’s receivable	(68,013)	(112,194)
Issuance of stock warrants for services	24,050	98,695
Amortization of original issue discount	93,875	—
Changes in operating assets and liabilities:
Restricted cash	—	2,110,870
Accounts receivable	(218,003)	(708,280)
Costs and estimated earnings in excess of billings on uncompleted contracts	(64,186)	382,625
Inventories	(54,844)	1,266
Prepaid expenses and other current assets	(27,619)	(50,729)
Other receivables	7,564	210,639
Other assets	(5,876)	(3,125)
Accounts payable and accrued expenses	579,912	(303,473)
Billings in excess of costs and estimated earnings on uncompleted contracts	(65,132)	272,565

Net cash provided by operating activities	1,437,075	354,181

Cash flows from investing activities:
Capital expenditures	(62,328)	(144,829)
Sale of available-for-sale securities	—	239,379
Proceeds from sale of assets	34,200	15,200
Payment received on officer’s receivable	75,024	—
Advance on notes receivable	—	(750,000)

Net cash provided by (used in) investing activities	46,896	(640,250)

Cash flows from financing activities:
Proceeds from long-term debt	54,748	121,172
Proceeds from note payable to bank	—	750,000
Payments on long-term debt	(129,278)	(99,135)
Payments on note payable to bank	—	(750,000)
Payments on convertible note payable	(174,830)	—
Payments on mortgage payable	(34,947)	(56,147)
Payments on capital lease obligation	(15,154)	(3,199)
Purchase of treasury stock	—	(64,487)

Net cash used in financing activities	(299,461)	(101,796)

Increase (decrease) in cash and cash equivalents	1,184,510	(387,865)
Cash and cash equivalents at beginning of period	1,644,311	844,384

Cash and cash equivalents at end of period	$2,828,821	$456,519

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2004 and 2003
(Unaudited)

1. The accompanying unaudited consolidated financial statements of Entrx Corporation and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management all adjustments, consisting of normal recurring items, necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003.

2. Certain accounts in the previous quarter’s consolidated financial statements have been reclassified for comparative purposes to conform with the current quarter consolidated financial statements. The reclassifications had no effect on net loss or shareholders’ equity.

3. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common stock related to stock options and warrants had been issued. Weighted average shares outstanding-diluted for the nine months ended September 30, 2004 includes 82,156 shares of dilutive securities. Dilutive common equivalent shares have not been included in the computation of diluted net loss per common share for the three months ended September 30, 2004 and the three and nine months ended September 30, 2003 because their inclusion would be anti-dilutive. The Company uses the treasury method for calculating the dilutive effect of the stock options and warrants (using the average market price).

     Following is a reconciliation of basic and diluted net income (loss) per common share for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss)	$(388,794)	$(232,581)	$1,117,759	$(1,502,855)
Weighted average shares outstanding	7,244,215	7,244,215	7,244,215	7,323,263
Net income (loss) per common share — basic	$(0.05)	$(0.03)	$0.15	$(0.21)
Net income (loss) per common share – diluted:
Net income (loss)	$(388,794)	$(232,581)	$1,117,759	$(1,502,855)
Weighted average shares outstanding	7,244,215	7,244,215	7,244,215	7,323,263
Common stock equivalents	—	—	82,156	—
Weighted average shares and potential diluted shares outstanding	7,244,215	7,244,215	7,326,371	7,323,263
Net income (loss) per common share — diluted	$(0.05)	$(0.03)	$0.15	$(0.21)

     For the three and nine months ended September 30, 2004, 3,434,425 and 3,314,425 shares, respectively, attributable to outstanding stock options and warrants were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive. All common share equivalents are anti-dilutive in periods where the Company generates a net loss.

4. The Company classifies all publicly-held equity securities, which are not cash equivalents, as available-for-sale securities. Available-for-sale securities are reported at fair value with all unrealized gains or losses included in other comprehensive income (loss). The fair value of the securities is determined by quoted market prices of the underlying security.

     The Company also has minority investments in privately held companies. These investments are included in investments in unconsolidated affiliates on the Consolidated Balance Sheets and are carried at cost unless the fair value of the investment below the cost basis is judged to be other-than-temporary. The Company monitors these investments for impairment and makes appropriate reductions in carrying values. No impairment was recorded for the three or nine months ended September 30, 2004.

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

7. Accrued expenses consist of the following:

	September 30, 2004	December 31, 2003
Accrued interest	$16,657	$16,657
Wages, bonuses and taxes	95,448	160,982
Union dues	174,481	125,566
Accounting and legal fees	76,000	55,456
Insurance	233,483	193,964
Reserve on insurance settlement	375,000	—
Other	202,380	178,674

	$1,173,449	$731,299

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

Options and warrants issued to nonemployees are recorded at fair value, as required by Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock Based Compensation”, using the Black-Scholes pricing model.

     The Company applies APB No. 25 and related interpretations in accounting for its stock options and warrants. Accordingly, $0 and $77,331 of compensation cost has been recognized in the accompanying consolidated statements of operations for the three months ended September 30, 2004 and 2003, respectively, and $0 and $164,760 of compensation cost has been recognized in the accompanying consolidated statements of operations for the nine months ended September 30, 2004 and 2003, respectively. Had compensation costs for the Company’s stock options and warrants been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company’s net income (loss) and income (loss) per share would have been changed to the approximate pro forma amounts indicated below:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss):
As reported	$(388,794)	$(232,581)	$1,117,759	$(1,502,855)
Pro forma	(426,608)	(298,582)	956,839	(1,722,075)
Basic net income (loss) per share:
As reported	$(0.05)	$(0.03)	$0.15	$(0.21)
Pro forma	(0.06)	(0.04)	0.13	(0.24)
Diluted net income (loss) per share
As reported	$(0.05)	$(0.03)	$0.15	$(0.21)
Pro forma	(0.06)	(0.04)	0.13	(0.24)
Stock-based compensation:
As reported	$0	$77,331	$0	$164,760
Pro forma	37,814	66,001	160,920	219,220

     The following significant assumptions were utilized to calculate the fair value information for options issued during the three and nine months ended September 30, 2004 and 2003 presented utilizing the Black-Scholes pricing model:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Risk Free interest rate	N/A	N/A	2.96%	2.93%
Expected life	N/A	N/A	3.0 years	4.14 years
Expected volatility	N/A	N/A	121%	140%
Expected dividends	N/A	N/A	—	—

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

10. Supplemental disclosures of cash flow information:

     Cash paid for interest was $306,769 and $107,193 for the nine months ended September 30, 2004 and 2003, respectively.

     Disclosure of non-cash investing and financing activities:

     Non-cash items related to a note receivable and interest receivable converted into investment in unconsolidated affiliates was $1,756,889 for the nine months ended September 30, 2003.

11. Subsequent Events

     On October 15, 2004, Wayne W. Mills resigned his positions as President and Chief Executive Officer and as a member of the Board of Directors of Entrx Corporation, and Peter L. Hauser, age 63, was elected by the Board of Directors of Entrx Corporation as the President and Chief Executive Officer and as a member of the Board of Directors of Entrx Corporation, to replace Wayne W. Mills. Mr. Hauser was also named as Chairman of the Board to replace Kenneth W. Brimmer, who will remain as a member of the Board of Directors.

     The Board of Directors established Mr. Hauser’s salary at the annual rate of $75,000, payable semi-monthly, recognizing that his employment with Entrx Corporation will occupy approximately one-third of Mr. Hauser’s working time. Mr. Hauser’s employment is at-will, and Entrx Corporation and Mr. Hauser have not entered into a written employment agreement. In addition, as part of the negotiations with Mr. Hauser, the Board of Directors authorized the sale of 400,000 shares of Entrx Corporation’s common stock to Mr. Hauser at $0.50 per share (fair value of the stock on the date purchased), or an aggregate of $200,000. Including the 400,000 shares authorized to be sold to Mr. Hauser, Mr. Hauser beneficially owns 762,075 shares of the common stock of Entrx Corporation, of which 50,000 shares are purchasable upon the exercise of a warrant issued to Mr. Hauser in February 2003, currently exercisable at $0.50 per share through February 12, 2008.

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

Results of Operations: Three and Nine Months Ended September 30, 2004 and 2003

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

     Our revenues decreased for the three and nine months ended September 30, 2004 as compared to the three and nine months ended September 30, 2003. The gross margin percentage decreased from 16.7% to 13.6% for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. The gross margin increased from 8.9% to 15.4% for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003, mainly due to unanticipated costs on certain fixed bid projects during the nine months ended September 30, 2003. Due to declining revenues we have become more aggressive in our bidding for contracts, which has had a negative impact on our gross margin percentage. We anticipate that the gross margin percentage for 2004 will approximate the gross margin percentage for the nine months ended September 30, 2004.

     We had a net loss of $389,000 for the three months ended September 30, 2004 as compared to a net loss of $233,000 for the three months ended September 30, 2003 and net income of $1,118,000 for the nine months ended September 30, 2004 as compared to a net loss of $1,503,000 for the nine months ended September 30, 2003. The net income for the nine months ended September 30, 2004 was primarily due to the Settlement Agreement with the insurance company, net of the reserve established. Included in the loss for the three and nine months ended September 30, 2003 is a decrease in the allowance on a non-recourse loan to Blake Capital Partners, LLC of $79,000 and $266,000, respectively. While we expect an improvement in our overall operating results, we still project an operating loss for 2004.

     In an effort to increase shareholder value and to diversify from our insulation services business, we have made equity investments in several companies. We currently have investments in two privately-held companies, $1,000,000 in Catalytic Solutions, Inc. and $757,000 in NextNet Wireless, Inc., both of which are in the early stages of their business development. Our investments represent less than 5% ownership in each company. We recorded a $1,000,000 impairment charge on the NextNet Wireless, Inc. investment in the fourth quarter of 2003. Catalytic Solutions, Inc. manufactures and delivers proprietary technology that improves the performance and reduces the cost of catalytic converters. NextNet Wireless, Inc. is a provider of non-line-of-sight plug-and-play broadband wireless access systems. Either or both of these investments could be further impaired in the future. See “Liquidity and Capital Resources.” We also own 190,566 shares of the common stock of VioQuest Pharmaceuticals, Inc., the common stock of which is publicly traded on the NASD Bulletin Board under the symbol “VQPH”. Of the 190,566 shares, 75,000 shares are subject to options exercisable by three members of our Board of Directors at $1.25 per share.

     Our subsidiary, Metalclad Insulation Corporation, continues to be engaged in lawsuits involving asbestos-related injury or potential injury claims. The 351 cases filed in 2003 were down from the 725 and 590 cases filed in 2001 and 2002 respectively, although the average payment on the resolved cases has increased from $15,129 in 2002 to $21,849 in 2003. The number of cases initiated during the nine months ended September 30, 2004 was 221. These cases are currently defended and covered by insurance. We have projected that we have sufficient insurance to provide coverage for the next four to five years. This projection assumes that there is not a significant increase in the annual number of new cases filed and that the severity of each claim does not increase significantly. The projection also assumes that the insurance companies live up to what we believe their obligation to continue to cover our exposure with regards to these claims. Whether we will be able to continue in business when our insurance coverage runs out is subject to a significant number of variables, which are impossible to predict. In addition, we paid approximately $167,000 in 2003, and approximately $221,000 in the first nine months of 2004, in legal fees to assess and monitor the asbestos-related cases, and to assess and monitor our insurance coverage and insurance company activities involving the defense and payment of these claims. We anticipate that this cost will continue. See “Part II, Item 1. Legal Proceedings”.

Revenue

     Revenue for the three and nine months ended September 30 2004, was $2,397,000 and $8,523,000, respectively, a decrease as compared to $3,121,000 and $10,106,000, for the comparable periods ended September 30, 2003, respectively. Revenues decreased during the three and nine months ended September 30, 2004 due to the Company securing and completing less projects compared to the year ago periods.

Cost of Revenue and Gross Margin

     Cost of revenue was $2,070,000 and $7,210,000 for the three and nine months ended September 30, 2004, respectively, as compared to $2,600,000 and $9,210,000 for the three and nine months ended September 30, 2003. The gross margin percentage was approximately 13.6% for the three months ended September 30, 2004 as compared to 16.7% for the three months ended September 30, 2003. The gross margin percentage was approximately 15.4% for the nine months ended September 30, 2004 as compared to 8.9% for the nine months ended September 30, 2003. The low gross margin percentage in the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2004 was primarily due to unanticipated costs on certain fixed bid projects during the nine months ended September 30, 2003. Also, due to declining revenues we have become more aggressive in our bidding for contracts, which has had a negative impact on our gross margin percentage. The decrease in the cost of revenues for the three and nine months ended September 30, 2004 as compared to the three nine months ended September 30, 2003 was primarily due to lower revenues.

Selling, General and Administrative

     Selling, general and administrative expenses for the three months ended September 30, 2004 were $650,000 as compared to $842,000 for the comparable period ended September 30, 2003, a decrease of 22.8%. The decrease for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003, was primarily due to a decrease in consulting and legal expenses. For the nine months ended September 30, 2004, selling, general and administrative expenses were $2,108,000 as compared to $2,670,000 for the nine months ended September 30, 2003, a decrease of 21.0%. The decrease was primarily due to decreases in insurance expense, salary expense, board fees and recruiting costs and consulting fees, partially offset by an increase in legal fees, primarily due to the settlement with the insurance company. The decrease in insurance expense is related to a decrease in workers compensation expense. For the nine months ended September 30, 2003 there was also a $90,000 expense related to a legal judgment entered against the Company.

Other Expense

     For the three and nine months ended September 30, 2003, we recorded a decrease in an allowance of $79,000 and $266,000, respectively, related to a non-recourse loan to Blake Capital Partners, LLC (“Blake”). Blake is a limited liability company wholly-owned by Wayne W. Mills, the Company’s former (prior to October 15, 2004) President and Chief Executive Officer. The Company adjusted the carrying value of the note to the market value of the 500,000 shares of our common stock and 250,000 shares of VioQuest Pharmaceuticals, Inc. (OTCBB: VQPH), formerly Chiral Quest, Inc., held as collateral as of September 30, 2003.

     In November 2003, the Board of Directors of the Company renegotiated the loan with Blake discussed above. The loan is now with full recourse to Blake and guaranteed by Mr. Mills and as such the Company no longer adjusts the carrying value of the note to the market value of the collateral held.

Interest Income and Expense

     Net interest expense for the three months ended September 30, 2004 was $68,000 as compared to net interest income of $4,000 for the three months ended September 30, 2003. For the nine months ended September 30, 2004 net interest expense was $224,000 as compared to net interest income of $16,000 for the nine months ended September 30, 2003. The changes were due to an increase in interest expense for the three and nine months ended September 30, 2004 as compared to the three and nine months ended September 30, 2003, primarily due to the interest payable on a convertible note which the Company issued in December 2003 for $1,300,000. There was also a decrease in interest income during the three and nine months ended September 30, 2004, primarily due to a lower interest rate on the loan to Blake Capital Partners, LLC (an affiliate of Wayne W. Mills, the Company’s former President and Chief Executive officer) as compared to the prior year.

Insurance Settlement

     Income related to an insurance settlement for the nine months ended September 30, 2004 was $2,125,000. The income for the nine months ended September 30, 2004 was due to the Settlement Agreement releasing one of our insurers from its policy obligations, net of reserves of $375,000. The reserve is 15% of the $2,500,000 received by the Company and is based upon the estimated cost if the Company were to purchase an insurance policy to cover the indemnification provision. The adequacy of the reserve will be evaluated quarterly since an insurance policy has not been purchased.

Other Income (Expense)

     Other income for the three and nine months ended September 30, 2004 was $2,000 and $12,000, respectively, compared to other income of $4,000 and other expense of $11,000 for the three and nine months ended September 30, 2003, respectively. The other income for the three and nine months ended September 30, 2004, was due to gains on sales of fixed assets. For the nine months ended September 30, 2003, the other expense primarily related to a loss on sale of available-for-sale securities.

Net Income (Loss)

     We had a net loss of $389,000 (or a loss of $0.05 per share) and a net loss of $233,000 (or a loss of $0.03 per share) for the three months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003 we had net income of $1,118,000 (or basic earnings of $0.15 per share) and a net loss of $1,503,000 (or a basic loss of $0.21 per share), respectively. The net income for the nine months ended September 30, 2004 is primarily due to the Settlement Agreement releasing one of our insurers from its policy obligations, net of reserves. Without the other income of $2,125,000, net of reserve, related to the Settlement Agreement, the Company would have had a net loss for the nine months ended September 30, 2004, instead of an income of $1,077,000. The net loss for the three and nine months ended September 30, 2003 includes a decrease in allowance on an officer’s receivable of $79,000 and $266,000, respectively.

Liquidity and Capital Resources

     As of September 30, 2004, we had $2,829,000 in cash and cash equivalents and $238,000 in available-for-sale securities. The Company had working capital of $2,355,000 as of September 30, 2004.

     Our subsidiary, Metalclad Insulation Corporation, has a line of credit with Far East National Bank, Los Angeles, California. The line of credit agreement with Far East National Bank, which originally matured on October 28, 2004, now matures on December 1, 2004 and bears interest at a floating rate based upon the bank’s prime rate plus 1%. Borrowings under the agreement are limited to $1,000,000 plus the amount of cash collateral posted, up to $500,000, in the form of certificate of deposit at the bank. At September 30, 2004, we had a balance of $1,000,000 outstanding on this line of credit.

     Under the loan agreement with Far East National Bank we have made a number of warranties, representations and covenants, which if violated, would constitute an event of default under the loan agreement and allow Far East National Bank to call the loan immediately due. The warranties and representations relate to, among other things, the organization of the Company, the accuracy of the Company’s financial statements, litigation against the Company, and the filing and paying of taxes. The covenants relate to, among other things, the Company’s agreement to properly maintain its books and records, and to furnish Far East National Bank with periodic financial statements; and requirements to maintain a current ratio (current assets as they relate to current liabilities) of 1.25 to 1.00, a net tangible net worth of at least $2,300,000, and a ratio of total liabilities to tangible net worth of 2.00 to 1.00. The covenants relating to financial statements and financial ratios are, in most cases, measurable quarterly and relate to Metalclad Insulation Corporation. In addition, there are covenants requiring certain insurance coverage, compliance with applicable laws and regulations, the payment of taxes and the observance of other matters. The Company believes that it is currently in material compliance with all the representations, warranties and covenants under the loan agreement. In addition, the loan is personally guaranteed by the Company’s former (prior to October 15, 2004) President, Wayne W. Mills, for which he was compensated $45,000.

     We are continuing to negotiate a renewal of the line of credit with Far East National Bank. While Metalclad Insulation Corporation has sufficient cash to continue its business far at least the next twelve months without the line of credit, a line of credit of $1,000,000 or more allows Metalclad Insulation Corporation to use its cash resources to grow its business by attracting larger projects, and to provide security for construction completion bonds that may be required for those projects. If we are unsuccessful in renewing our line of credit, we will seek a line of credit elsewhere. The terms of any renewal or new line of credit we might obtain could be more onerous on the Company than those imposed under our existing line of credit.

     In December 2003, we issued a $1,300,000, 10% convertible promissory note to Pandora Select Partners LP, a Virgin Islands fund. The note was payable interest only through April 15, 2004, and thereafter is payable in equal monthly installments over the next 33 months. The note is convertible by the noteholder into common stock of the Company at $1.35 per share, and allows us, subject to certain conditions and limitations, to make monthly installment payments with our common stock at a price per share approximating the then market value. In connection with the financing we paid a 3% origination fee, issued a five year warrant for the purchase of 400,000 shares of the Company’s common stock at $1.50 per share, and granted the noteholder a security interest in 249,200 shares of NextNet Wireless, Inc. Series A Preferred Stock, and 33,800 shares of Catalytic Solutions, Inc. Series C Preferred Stock, owned by the Company. The proceeds of $1,300,000 were allocated between the note, and the fair value of the warrants using the Black Scholes pricing model. The resulting original issue discount, the fair value of the warrant, and the beneficial conversion of the note payable into common stock as defined in EITF 00-27 (“Application of Issue No. 98-5 to Certain Convertible Instruments”), is being amortized over the life of the note using the straight-line method, which approximates the interest method. In addition, we agreed to file a registration statement with the U.S. Securities and Exchange Commission, covering the issuance or resale of the shares of the Company’s common stock which may be issued in connection with the note and warrant issued to the noteholder. The note is personally guaranteed by the Company’s former (prior to October 15, 2004) President, Wayne W. Mills, for which he was not compensated.

     Cash provided by operations was $1,437,000 for the nine months ended September 30, 2004 compared with cash provided by operations of $354,000 for the nine months ended September 30, 2003. For the nine months ended September 30, 2004 the positive cash flow from operations was primarily the result of the Agreement releasing one of our insurers from its policy obligations, an increase in accounts payable and non-cash expense related to depreciation and amortization. These sources of cash were partially offset by an increase in accounts receivable. For the nine months ended September 30, 2003 the positive cash flow from operations was primarily the result of previously restricted cash becoming unrestricted, a decrease in costs and estimated earnings in excess of billings on uncompleted contracts, a decrease in other receivables and an increase in billings in excess of costs and estimated earnings on uncompleted contracts. These sources were partially offset by uses related to funding the operating losses, an increase in accounts receivable and a decrease in accounts payable and accrued expenses.

     Net investing activities provided $47,000 and used $640,000 of cash in the nine months ended September 30, 2004 and 2003, respectively. In the nine months ended September 30, 2004, cash was primarily provided by interest on the loan to Blake and proceeds from sales of assets. For both the nine months ended September 30, 2004 and 2003, we used cash for capital expenditures, primarily at our subsidiary, Metalclad Insulation Corporation. In the nine months ended September 30, 2003, the Company converted a note receivable from Zamba Corporation into shares of NextNet Wireless, Inc. Series A Preferred stock. The Company generated cash by selling available-for-sale securities in the nine months ended September 30, 2003.

     Cash used in financing activities totaled $299,000 for the nine months ended September 30, 2004 compared with cash used in financing activities of $102,000 for the comparable period in 2003. During the nine months ended September 30, 2004, we used cash for payments on long-term debt, convertible note payable, mortgage payable and our capital lease obligation. Purchases of treasury stock used $64,000 of cash during the nine months ended September 30, 2003. Payments on long-term borrowings used $129,000 and $99,000 of cash in the nine months ended September 30, 2004 and 2003, respectively. Proceeds from long-term debt provided $55,000 and $121,000 of cash during the nine months ended September 30, 2004 and 2003, respectively. During the nine months ended September 30, 2003, we obtained a loan that provided $750,000 of cash from Venture Bank. The loan had a term of six months and carried an interest rate of 6.5%. On April 1, 2003, we repaid the loan.

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

     On February 23, 2004, we were notified of a proposed merger between NextNet and a recently formed privately owned company, Clearwire Corporation (“Clearwire”), to which we gave our consent. The management of Clearwire has experience in the wireless communication industry. Under the terms of the merger, we will receive warrants to purchase 290,738 shares of the class A common stock of Clearwire in exchange for the 415,340 shares of Series A Preferred Stock that we own of NextNet. The warrants we will receive from Clearwire will have an exercise price of $4.00 per share, are immediately exercisable and have a term which terminates after the earlier of six years or upon the occurrence of certain events which gives the holders of the warrant liquidity with respect to the underlying common stock. The merger was completed on March 16, 2004. Based upon the foregoing, we determined that there had been an other-than-temporary decline in the fair value of our investment below the cost and recorded an impairment charge of $1,000,000 in the fourth quarter of the year ended December 31, 2003. We valued the warrants received using the Black-Scholes pricing model using 113% as the volatility, 1.24% as the risk free interest rate, an expected life of six years and no expected dividends. We have not obtained, and will not obtain, an independent appraisal of the value of the warrants.

     On June 22, 2004, Metalclad Insulation Corporation, our wholly owned subsidiary, and the Company, entered into a Settlement Agreement and Full Policy Release (the “Settlement Agreement”) releasing one of our insurers from its policy obligations for a broad range of claims arising from injury or damage which may have occurred during the period March 15, 1980 to March 15, 1981, under an umbrella liability policy (the “Policy”). The Policy provided limits of $5,000,000 in the aggregate and per occurrence. Under the terms of the Settlement Agreement, Metalclad Insulation Corporation received $2,500,000 in cash, and Metalclad Insulation Corporation and Entrx Corporation agreed to indemnify and hold harmless the insurer from all claims which could be alleged against the insurer respecting the policy, limited to $2,500,000 in amount. We recorded a reserve of $375,000 against the settlement amount due to the indemnification provision in the Settlement Agreement. The reserve is 15% of the $2,500,000 received by the Company and is based upon the estimated cost for the Company to purchase an insurance policy to cover the indemnification provision. The adequacy of this reserve will be reviewed quarterly.

     Prior to 1975, we were engaged in the sale and installation of asbestos related insulation materials, which has resulted in numerous claims of personal injury allegedly related to asbestos exposure. Many of these claims are now being brought by the children and close relatives of persons who have died, allegedly as a result of the direct or indirect exposure to asbestos.

     The number of asbestos-related cases which have been initiated naming us (primarily Metalclad Insulation Corporation) as a defendant had increased from approximately 254 in 1999 to 527 in 2000 and 725 in 2001. The number of cases initiated slightly decreased to approximately 590 in 2002, and further decreased to approximately 351 in 2003. At December 31, 2001, 2002 and 2003, there were, respectively, approximately 1,009, 988 and 853 cases pending. During the first nine months of 2004, 221 new cases were filed and 319 cases were resolved, leaving 755 cases pending at September 30, 2004. The average amount paid on resolved cases in 2001, 2002 and 2003, including cases in which there was no consideration paid, was $26,520, $15,129 and $21,849, respectively.

     Although, the number of cases filed in 2002 and 2003 reflected a downward trend from 2001, and the number of cases pending on December 31, 2003 and September 30, 2004, dropped from those pending on December 31, 2002, it cannot be assumed that this trend will continue. The sympathies of juries, the aggressiveness of the plaintiff’s bar, and the declining defendant base as a result of business failures, has often led to a trend of larger payments and settlements per claim. See “Part II , Item 1. Legal Proceedings” for a more detailed description of these claims.

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

     The Company projects that its subsidiary, Metalclad Insulation Corporation, will be able to generate sufficient cash flows through operations to meet its cash requirements for at least the next twelve months. The Company currently has enough cash to meet its cash needs over the next one month. Without the transfer of cash from Metalclad Insulation Corporation, the Company will need to obtain additional cash to meet its needs beyond that period, either through additional debt financing or the sale of some of its investments. The Company is not certain that cash will be available from either of these two sources. If the Company is required to obtain additional financing or sell any of its investments, it may not be on terms or at a price which is favorable to the Company.

Critical Accounting Policies and Estimates

     Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our annual report for the year ended December 31, 2003. The accounting policies used in preparing our interim 2004 consolidated condensed financial statements are the same as those described in our annual report.

     Our critical accounting policies are those both having the most impact to the reporting of our financial condition and results, and requiring significant judgments and estimates. Our critical accounting policies include those related to (a) revenue recognition, (b) investments in unconsolidated affiliates and (c) allowance for uncollectible accounts receivable. Revenue recognition for fixed price insulation installation and asbestos abatement contracts are accounted for by the percentage-of-completion method, wherein costs and estimated earnings are included in revenues as the work is performed. If a loss on a fixed price contract is indicated, the entire amount of the estimated loss is accrued when known. We have made investments in privately-held companies, which can still be considered to be in the startup or development stages. The investments at less than 20% of ownership are initially recorded at cost and the carrying value is evaluated quarterly. We monitor these investments for impairment and make appropriate reductions in carrying values if we determine an impairment charge is required based primarily on the financial condition and near-term prospects of these companies. These investments are inherently risky, as the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. Any changes in estimates of the value of these investments may result in an impairment charge. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on our evaluation of the financial condition of the customer. Future changes in the financial condition of a customer may require an adjustment to the allowance for uncollectible accounts receivable.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The fair value of our investments in available-for-sale securities at September 30, 2004 was approximately $238,000. The Company’s investment policy is to manage its available-for-sale securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio. The principal available-for-sale securities are shares of VioQuest Pharmaceuticals, Inc. stock (OTCBB VQPH), formerly Chiral Quest, Inc. Specific changes in the value of the common stock of VioQuest Pharmaceuticals, Inc. will affect the fair value of the available-for-sale securities portfolio; however, such gains or losses would not be realized unless the investments were sold.

     Our long-term debt, note payable, and mortgage payable are subject to interest rate risk since the interest rate is not a fixed rate. We do not expect any fluctuations in the interest rates to have a material effect on our consolidated financial position or results of operations.

Item 4. Controls and Procedures

     We carried out an evaluation, with the participation of our chief executive and chief financial officers, of the effectiveness, as of September 30, 2004, of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934). Based upon that evaluation, made at the end of the period, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission, and that there has been no significant change in such internal control, or other factors which could significantly affect such controls including any corrective actions with regard to significant deficiencies or material weaknesses, since our evaluation.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Asbestos Related Claims

     Prior to 1975, we were engaged in the sale and installation of asbestos related insulation materials, which has resulted in of numerous claims of personal injury allegedly related to asbestos exposure. Many of these claims are now being brought by the children and close relatives of persons who have died, allegedly as a result of the direct or indirect exposure to asbestos.

     The number of asbestos-related cases which have been initiated naming us (primarily Metalclad Insulation Corporation) as a defendant had increased from approximately 254 in 1999 to 527 in 2000 and 725 in 2001. The number of cases initiated slightly decreased to approximately 590 in 2002, and further decreased to approximately 351 in 2003. At December 31, 2001, 2002 and 2003, there were, respectively, approximately 1,009, 988 and 853 cases pending. During the first nine months of 2004, 221 new cases were filed and 319 cases were resolved, leaving 755 cases pending at September 30, 2004. The average amount paid on resolved cases in 2001, 2002 and 2003, including cases in which there was no consideration paid, was $26,520, $15,129 and $21,849, respectively.

     Set forth below is a table for the years ended December 31, 2001, 2002 and 2003, and the nine-month period ended September 30, 2004, which sets forth for each such period the approximate number of asbestos-related cases filed, the number of such cases resolved by dismissal or by trial, the number of such cases resolved by settlement, the total number of resolved cases, the number of filed cases pending at the end of each such period, the total indemnity paid on all resolved cases, the average indemnity paid on all settled cases and the average indemnity paid on all resolved cases:

				Nine Months Ended
	Year Ended 2001	Year Ended 2002	Year Ended 2003	September 30, 2004
New cases filed	725	590	351	221
Judgments and dismissals	162	382	311	210
Settled cases	158	229	175	109
Total resolved cases(1)	320	611	486	319
Pending cases(1)(2)	1,009	988	853	755
Total indemnity payment	$8,486,348	$9,244,000	$10,618,700	$4,200,750
Average indemnity paid on settled cases	$53,711	$40,366	$60,678	$38,539
Average indemnity paid on all resolved cases	$26,520	$15,129	$21,849	$13,168

(1)	Total resolved cases includes, and the number of outstanding cases excludes, cases which have been settled but which have not been closed for lack of final documentation or payment.

(2)	The number of claims pending at the end of each period does not include claims of 260 Philippine citizens who worked on U.S. Navy ships at Subic Bay, Philippines. These claims were filed in the San Francisco, California Superior Court between approximately 1991 and 1993 against multiple defendants, including Metalclad Insulation Corporation. These cases were removed to federal court and transferred to Multi-District Litigation with the United States District Court for the Eastern District of Pennsylvania in Philadelphia, Pennsylvania, where they have remained on the suspense docket since 1994. We consider these cases to be inactive, and believe that it is highly unlikely that they will ever become active, or even if they do, that Metalclad Insulation Corporation will have any liability with respect thereto.

     Although, the number of cases filed in 2002 and 2003 reflected a downward trend from 2001, and the number of cases pending on December 31, 2003, dropped from those pending on December 31, 2002, it cannot be assumed that this trend will continue. The sympathies of juries, the aggressiveness of the plaintiff’s bar, and the declining defendant base as a result of business failures, has also led to a trend of larger payments and settlements per claim.

     Although defense costs are included in our insurance coverage, we expended $76,060, $158,718 and $166,706 in 2001, 2002 and 2003, respectively, and $220,600 for the nine months ended September 30, 2004, to administer the asbestos claims. These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies. Total alleged damages are not ascertainable, in part because damage claims alleged are often expressed in terms of an excess of a particular number. Multiplying the average payment of resolved claims made in 2003 of $21,849, times all claims existing at the end of 2003 (853), would yield an aggregate estimated potential liability for filed cases at December 31, 2003 of approximately $18,500,000, assuming the average payment stays the same.

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

     In 2003, the United States Congress considered legislation to create a privately funded, publicly administered fund to provide the necessary resources for an asbestos injury claims resolution program. The latest draft of the legislation calls for the fund to be funded 50% by asbestos defendant companies, of which Entrx is one, and 50% by insurance companies. The impact, if any, this potential legislation will have on us cannot be determined at this time.

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

Item 2. Changes in Securities

     On September 1, 2004, we issued a warrant to George W. Holbrook, Jr. for the purchase of 50,000 shares of Entrx’s common stock, exercisable through August 31, 2009, at a price of $0.75. Mr. Holbrook had asserted that he was due a fee in relation to a transaction which occurred prior to January 1, 2002. To resolve this claim, and to obtain a release from Mr. Holbrook, we issued the warrant. In issuing the warrant, we relied upon the exemption from registration under Section 4(2) of the Securities Act of 1933. The warrant was, and the shares purchasable upon the exercise of the warrant must be, acquired for investment without a view toward redistribution. The warrant contains, and certificates representing the shares purchasable by the exercise of the warrant will contain, a legend noting restrictions on their transfer. Mr. Holbrook is an “accredited investor” as defined under the Securities Act of 1933 and through an affiliate, is a beneficial owner of in excess of 5% of Entrx’s common stock.

Item 5. Other Information

     On June 14, 2004, we received a notice from The Nasdaq Stock Market, Inc. advising us that because the minimum bid price of our Common Stock was not at least $1.00 for thirty consecutive trading days, we do not meet the requirements for continued listing on the Nasdaq SmallCap Market. We have 180 calendar days from the notice, or until December 13, 2004, to regain compliance, obtain an extension or be delisted. The delisting of our common stock on the Nasdaq SmallCap Market will likely require that we seek to have our common stock traded on the over-the-counter Bulletin Board, which cannot be assured. Such delisting will likely result in significantly less interest in and liquidity for such stock. Once delisted from the NASDAQ SmallCap Market, the standards for obtaining relisting become more stringent, currently including a requirement that our common stock have a market price of $4.00 or more per share.

Item 6. Exhibits

     Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certification.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTRX CORPORATION

Date: November 12, 2004	By:	/s/Peter L. Hauser

Peter L. Hauser
Chief Executive Officer

Date: November 12, 2004	By:	/s/Brian D. Niebur

Brian D. Niebur
Chief Financial Officer
(Principal Accounting Officer)