Form 10-K/A
period 2003-12-31
ENTRX CORP
filed 2004-11-29
CIK 13547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2003

Commission File Number 0-2000

Entrx Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-2368719 (I.R.S. Employer ID No.)

800 Nicollet Mall, Suite 2690 Minneapolis, Minnesota (Address of Principal Executive Office)	55402 (Zip Code)

Registrant’s telephone number, including area code (612) 333-0614

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock — $.10 Par Value
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined by rule 12b-2 of the Act). Yes ☐ No ☒

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

Note: This Form 10K/A amendment to the Form 10K filed by Entrx Corporation on March 24, 2004, (i) checks the box on the facing sheet relating to delinquent filers und Item 405 of Regulation SK, as there were, to the best of our knowledge, no such delinquent filers, and (ii) includes the information required by Items 10 through 14 of Part III, which was omitted on the Form 10K filed on March 24, 2004.

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

     Between May and September 2002, we acquired approximately 90% of the outstanding shares of Surg II, Inc. (“Surg II”) (Nasdaq: SURG), and on October 22, 2002, we distributed 3,791,576 shares of Surg II to our shareholders as a dividend. We still own 190,566 shares of Surg II common stock, which, as of December 31, 2003, represented approximately 1% of the total outstanding shares. In January 2002, Surg II closed on the sale of substantially all of its net operating assets and after the sale had no sources of revenue as the net operating assets sold represented substantially all of its operations. Surg II anticipated utilizing its remaining capital structure to attract a business opportunity with potential value to its shareholders. In February 2003, Chiral Quest, LLC merged with a wholly-owned subsidiary of Surg II, with the subsidiary remaining as the surviving entity. The name of Surg II was changed to Chiral Quest, Inc. in February 2003, and changed again to VioQuest Pharmaceuticals, Inc. in August 2004. VioQuest Pharmaceuticals, Inc. provides chiral products and services to the pharmaceutical and fine chemical industries, and its common stock trades on the NASD Bulletin Board under the symbol “VQPH”.

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

     Curtom-Metalclad Joint Venture. In 1989, Metalclad Insulation Corporation entered into a joint venture with a minority service firm, known as Curtom Building Development Corporation (“Curtom Building”), which qualifies for preferential contract bidding because of minority status. Metalclad Insulation Corporation owns a 49% interest in the joint venture. The joint venture, known as “Curtom-Metalclad,” submits bids for insulation and asbestos abatement services. When contracts are obtained by the joint venture, we perform the work specified in the contract as a subcontractor to the joint venture. The joint venture agreement, as amended, provides that Curtom-Metalclad will receive between 2% and 5% (depending upon the project) of revenues obtained by Metalclad Insulation Corporation as a subcontractor, all of which will be distributed to Curtom Building. We retain the remaining revenues. Sales for the year ended December 31, 2003 to Curtom-Metalclad were approximately $5,113,000 or 40.2% of our revenue, compared to $6,384,000 or 45.2% of revenue in 2002. While the revenues and gross profit from the subcontracts we perform for Curtom-Metalclad are significant to us, the joint venture of Curtom-Metalclad has no material assets, liabilities or earnings. The termination of the Curtom-Metalclad joint venture and the loss of revenues that joint venture generates, would have a material adverse affect on us.

     Customers. Our customers are generally either industrial or commercial. The industrial customers are predominately public utilities (power, natural gas and water/water treatment), major oil companies for oil refineries and petrochemical plants, chemical and food processors, other heavy manufacturers, and engineering/construction companies. The commercial customers are primarily government installations, schools, hospitals, institutions, an array of manufacturing/commercial facilities, and the general or mechanical construction contractors. During 2003, we received a significant portion of our revenues from Southern California Edison Company (17.5%) and LA Power Joint Venture (14.1%), both through our Curtom-Metalclad joint venture. Shell Oil Products US accounted for 10% of our revenues. We cannot project whether a significant portion of our revenues will be derived from these customers in 2004. (See Note 19 to the Consolidated Financial Statements.)

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

     Prior to 1975, the Company was engaged in the sale and installation of asbestos-related insulation materials, which has resulted in numerous claims of personal injury allegedly related to asbestos exposure. Many of these claims are now being brought by the children and close relatives of persons who have died, allegedly as a result of the direct or indirect exposure to asbestos.

     The number of asbestos-related cases which have been initiated naming us (primarily our subsidiary, Metalclad Insulation Corporation) as a defendant had increased from approximately 254 in 1999 to 527 in 2000 and 725 in 2001. The number of cases initiated slightly decreased to approximately 590 in 2002, and further decreased to approximately 351 in 2003. At December 31, 2001, 2002 and 2003, there were, respectively, approximately 1,009, 988 and 853 cases pending. It had been previously improperly reported in the Company’s Form 10K for the period ended December 31, 2002, filed with the Securities and Exchange Commission, that there were approximately 660 cases pending at December 31, 2002, and 700 cases pending at the end of 2001. Although, the number of claims made in 2002 and 2003 reflected a downward trend from 2001, and the number of cases pending on December 31, 2003, dropped from those pending on December 31, 2002, it cannot be assumed that this trend will continue. The sympathies of juries, the aggressiveness of the plaintiff’s bar, and the declining defendant base as a result of business failures, has also led to a trend of larger payments and settlements per claim. See Item 3 — Legal Proceedings.

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

     An inactive subsidiary of the Company, Ecosistemas del Potosi SA de CV, owns an approximately 92-hectare parcel (approximately 227 acres) of land in Santa Maria del Rio near San Luis Potosi, Mexico. We are presently attempting to dispose of this property. Such sale or disposition will not have a material effect on the Company as the land has a value of less than $15,000.

     We believe that the properties currently owned and leased by us are adequate for our operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

Asbestos-related Claims

     Prior to 1975, we were engaged in the sale and installation of asbestos-related insulation materials, which has resulted in numerous claims of personal injury allegedly related to asbestos exposure. Many of these claims are now being brought by the children and close relatives of persons who have died, allegedly as a result of the direct or indirect exposure to asbestos.

     The number of asbestos-related cases which have been initiated naming us (primarily Metalclad Insulation Corporation) as a defendant had increased from approximately 254 in 1999, to 527 in 2000 and to 725 in 2001. The number of cases filed slightly decreased to approximately 590 in 2002, and further decreased to approximately 351 in 2003. At December 31, 2001, 2002 and 2003, there were, respectively, approximately 1,009, 988 and 853 cases pending. It had been previously improperly reported in the Company’s Forms 10K for the period ended on December 31, 2002, filed with the Securities and Exchange Commission, that there were approximately 660 cases pending at December 31, 2002, and 700 cases pending at the end of 2001.

     Set forth below is a table for the years ended December 31, 2001, 2002 and 2003, which sets forth for each such year the approximate number of asbestos-related cases filed, the number of such cases resolved by dismissal or by trial, the number of such cases resolved by settlement, the total number of resolved cases, the number of filed cases pending at the end of such year, the total indemnity paid on all resolved cases, the average indemnity paid on all settled cases and the average indemnity paid on all resolved cases:

	2001	2002	2003
New cases filed	725	590	351
Judgments and dismissals	162	382	311
Settled cases	158	229	175
Total resolved cases(1)	320	611	486
Pending cases(1)	1,009	988	853
Total indemnity payment	$8,486,348	$9,244,000	$10,618,700
Average indemnity paid on settled cases	$53,711	$40,366	$60,678
Average indemnity paid on all resolved cases	$26,520	$15,129	$21,849

(1)	Total resolved cases includes, and the number of outstanding cases excludes, cases which have been settled but which have not been closed for lack of final documentation or payment.

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

     Although defense costs are included in our insurance coverage, we expended $78,669, $220,351 and $174,340 in 2001, 2002 and 2003, respectively, to administer the asbestos claims. These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies. Total alleged damages are not ascertainable, in part because damage claims alleged are often made in terms an excess of a particular number. Multiplying the average payment of resolved claims made in 2003 of $21,760, times all claims existing at the end of 2003 (853), would yield an aggregate estimated potential liability of approximately $18,500,000, assuming the average payment stays the same and no new asbestos-related claims will be filed.

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

Claim by Former Attorney

     On February 5, 2003, a Notice of Involuntary Lien was filed against the Company with the County Recorder for Orange County California in the amount of $104,046. This lien relates to a judgment against the Company for attorney fees in the Company’s NAFTA settlement. The total amount of the claim including interest and collection costs was $111,406. Subsequent to the lien being filed, $27,050 was paid to the lien holder from a trust fund established by the Company and Mr.

Clyde Pearce to pay for any judgments and defense costs related to this lawsuit. We agreed to pay the remaining $84,356 of the claim in three installments. As of December 31, 2003, the Company has paid the judgment in full.

     The Company has been indemnified by Mr. Pearce against any judgments and costs related to this lawsuit in excess of the trust fund and has contacted Mr. Pearce seeking indemnification. Mr. Pearce has refused to honor his indemnification obligation and the Company has therefore initiated legal proceedings against Mr. Pearce. Mr. Pearce has filed a cross-complaint against the Company seeking $100,000 due to undue influence, duress, fraud, unconscionability and conspiracy related to the original indemnification agreement. The Company believes the cross-complaint is without merit.

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

Dividends

     We have not paid any cash dividends on our Common Stock since our incorporation, and anticipate that, for the foreseeable future, earnings, if any, will continue to be retained for use in our business. On October 22, 2002, we distributed 3,791,576 shares of Surg II, Inc. common stock which we owned as a dividend to our shareholders of record as of the close of business on October 11, 2002. The dividend was equal to one share of Surg II, Inc. common stock for each two shares of the Company’s common stock owned. The name of Surg II, Inc. was changed to Chiral Quest, Inc. in February 2003, and changed again to VioQuest Pharmaceuticals, Inc. in August 2004. VioQuest Pharmaceuticals, Inc. provides chiral products and services to the pharmaceutical and fine chemical industries, and its common stock trades on the NASD Bulletin Board under the symbol “VQPH”.

Unregistered Sales of Securities

     The following table sets forth certain information regarding the sale of common stock by the Company during the calendar year 2003 in transactions which were not registered under the Securities Act of 1933 (the “Act”).

	Number of			Exemption from
Date of	Shares			Registration Relied
Sale	Sold	Person(s) to Whom Sold	Consideration Paid	Upon Under the Act(1)
4/8/03	Options for 100,000 Shares	President of wholly owned subsidiary, Metalclad Insulation Corporation	Services — Options exercisable at $0.50 per Share through 4/6/10	Section 4(2) of the Securities Act of 1933, as a transaction not involving a public offering.

4/11/03	Options for 110,000 Shares	Members of the Board of Directors of Entrx Corporation (4 members) and its subsidiary, Metalclad Insulation Corporation (1 member), and the Chief Financial Officer of Entrx Corporation	Services — 50,000 Share options exercisable at $0.50 per Share, 40,000 Share options exercisable at $0.80 per Share, and 20,000 Share options exercisable at $0.65 per Share	Section 4(2) of the Securities Act of 1933, as a transaction not involving a public offering.

(1)	All options were acquired by the optionees with the understanding that the options were, and the underlying common stock upon exercise would be, acquired for investment, without a view toward distribution. Each member of the Board of Directors of Entrx Corporation, the President of its subsidiary, Metalclad Insulation Corporation, and the chief financial officer of Entrx are deemed to be “accredited investors” by reason of their offices. The one member of the Board of Directors of Metalclad Insulation Corporation is a former attorney for Entrx Corporation, and had such knowledge and experience in business and financial matters that he is capable of evaluating the merits and risks of an investment in the options granted, as well as the underlying common stock.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data is derived from the consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

	Year Ended December 31,
	2003	2002(4)	2001	2000	1999
		(in thousands, except share and per share amounts)
Statement of Operations Data (1)
Revenues from continuing operations	$12,733	$15,021	$18,008	$17,769	$13,422
Loss from continuing operations	(3,006)	(5,286)	(1,503)	(1,702)	(1,971)
Income (loss) from discontinued operations	—	—	7,079	(63)	(2,228)
Net income (loss)	(3,006)	(5,286)	5,576	(1,765)	(4,199)
Earnings per share:(2)
Loss per share of common stock, continuing operations—basic	$(0.42)	$(0.69)	$(0.21)	$(0.31)	$(0.50)

Loss per share of common stock, continuing operations—diluted	$(0.42)	$(0.69)	$(0.21)	$(0.31)	$(0.50)

Income (loss) per share of common stock, discontinued operations—basic	$—	$—	$0.98	$(0.01)	$(0.57)

Income (loss) per share of common stock, discontinued operations—diluted	$—	$—	$0.97	$(0.01)	$(0.57)

Income (loss) per share of common stock—basic	$(0.42)	$(0.69)	$0.77	$(0.32)	$(1.07)

Income (loss) per share of common stock—diluted	$(0.42)	$(0.69)	$0.77	$(0.32)	$(1.07)

Weighted average shares outstanding-basic(2)	7,303,338	7,608,823	7,200,490	5,470,002	3,918,912
Weighted average shares outstanding-diluted(2)	7,303,338	7,608,823	7,261,568	5,470,002	3,918,912
Balance Sheet Data
Total assets	$8,664	$11,063	$17,792	$11,422 (3)	$9,472 (3)
Convertible notes	914	—	—	1,029	2,071
Convertible debentures	—	—	—	310	360
Long-term debt	297	308	241	186	149
Mortgage payable	1,587	1,494	—	—	—
Shareholders’ equity	3,339	6,509	13,692	6,891 (3)	5,155 (3)
Common shares outstanding(2)	7,244,215	7,504,215	7,448,015	6,581,114	4,859,498

(1)	In the fourth quarter of 1998, the Company committed to a plan to discontinue its operations in Mexico and to seek a buyer. Consequently, the Statement of Operations Data has been restated to reflect this decision.

(2)	Effective July 2, 1999, the Company implemented a 1 for 10 reverse stock split. All prior periods have been restated.

(3)	Restated to reflect reclassification of $524,000 and $569,000 of certain related party receivables for the years ended December 31, 2000 and 1999, respectively. These reclassifications were made to conform with current year presentations.

(4)	Includes the operations of the Company’s majority-owned subsidiary Surg II, Inc. for the period May 30, 2002 through October 22, 2002.

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

     We had net losses in 2002 and 2003 of approximately $5,286,000 and $3,006,000, respectively. Included in these losses is $3,333,000 in 2002 resulting from a change in control charge, and $1,000,000 in losses in 2003 as the result of an impairment charge on one of our investments in a privately-held company. While we anticipate an improvement in overall operating results in 2004, we still project an operating loss for 2004.

     In an effort to increase shareholder value and to diversify from our insulation services business, we have made equity investments in several companies. We currently have investments in two privately-held companies, $1,000,000 in Catalytic Solutions, Inc. and $757,000 in NextNet Wireless, Inc., both of which are in the early stages of their business development. Our investments represent less than 5% ownership in each company. We recorded a $1,000,000 impairment charge on the NextNet Wireless, Inc. investment in 2003. Catalytic Solutions, Inc. manufactures and delivers proprietary technology that improves the performance and reduces the cost of catalytic converters. NextNet Wireless, Inc. is a provider of non-line-of-sight plug-and-play broadband wireless access systems. Either or both of these investments could be further impaired in the future. See “Results of Operations — Other Income and Expense” and “Liquidity and Capital Resources.” We also own 190,566 shares of the common stock of VioQuest Pharmaceuticals, Inc., the common stock of which is publicly traded on the NASD Bulletin Board under the symbol “VQPH”. Of the 190,566 shares, 75,000 shares are subject to options exercisable by three members of our Board of Directors at $1.25 per share.

     Our revenues from maintenance contracts as opposed to new installation contracts have declined over the past, reflecting greater competition in our markets. While efforts are underway to reverse that trend, we are not sure these efforts will be successful.

     In October of 2003, our operating subsidiary, Metalclad Insulation Corporation (“Metalclad”), obtained a line of credit financing from the Far East National Bank, Newport Beach, California. While the line of credit is for up to $1,500,000, Metalclad is required to maintain a cash balance with the Far East Bank for borrowings greater than $1,000,000 on a dollar-for-dollar basis. Whether Far East Bank will be willing to renew this line of credit on October 28, 2004, when the line of credit is due, will be partially contingent upon our financial condition and compliance with certain loan covenants. Currently, the loan covenants require, among other things, that Metalclad maintain a current ratio in excess of 1.25 to 1, cash flow ratio in excess of 1.5 to 1, maintain a tangible net worth of not less than $2,300,000 a debt to worth ratio in excess of 2 to 1 and that Entrx Corporation maintain a tangible net worth of not less than $4,400,000. We may not be in compliance with all of the loan covenants on October 28, 2004, when the loan comes due, in which case Far East National Bank may not provide us with a renewal of our debt financing.

     We obtained a $1,300,000 loan in December of 2003 from Pandora Select Partners, LP, a British Virgin Islands limited partnership. The proceeds of this loan should provide us with sufficient cash to operate through 2004.

     Our subsidiary, Metalclad Insulation Corporation, continues to be engaged in lawsuits involving asbestos-related injury or potential injury claims. The 351 claims made in 2003 were down from the 725 and 590 claims made in 2001 and 2002 respectively, although the average payment on these claims has increased from $15,105 in 2002 to $21,760 in 2003. These claims are currently defended and covered by insurance. We have projected that we have sufficient insurance to provide coverage for the next four to five years. This projection assumes that there is not a significant increase in the annual number of new claims and that the severity of each claim does not increase significantly. The projection also assumes that the insurance companies live up to what we believe their obligation to continue to cover our exposure with regards to these claims. Whether we will be able to continue in business when our insurance coverage runs out is subject to a significant number of variables, which are impossible to predict. In addition, we paid approximately $175,000 in 2003 in legal fees to assess and monitor the asbestos-related claims, and to assess and monitor our insurance coverage and insurance company activities involving the defense and payment of these claims. We anticipate that this cost will continue.

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

     Other Operating Expense. For the year ended December 31, 2003, we reversed an allowance of $387,000 related to a non-recourse loan to Blake Capital Partners, LLC. Blake Capital Partners, LLC is a limited liability company wholly-owned by Wayne W. Mills, the Company’s former (prior to October 15, 2004) President and Chief Executive Officer. During 2003, we amended the note with Blake Capital Partners, LLC to our net benefit, such that the new note is now with full recourse to Blake Capital Partners, LLC, and guaranteed by Mr. Mills. Since this was a non-recourse loan, we had adjusted the carrying value of the note to the value of the collateral as of December 31, 2002, and then recorded an allowance of $387,000. The collateral consists of 500,000 shares of the Company’s common stock and 250,000 shares of the $0.01 par value common stock of VioQuest Pharmaceuticals, Inc. (OTC Bulletin Board: VQPH).

     Change in Control Charges. On December 20, 2001, Wayne Mills filed Form 13D/A with the Securities and Exchange Commission, indicating his intent to seek a change in management and the Board of Directors of the Company. Mr. Mills indicated that, absent a cooperative solution, he would seek shareholder consents to replace the entire Board.

     Management determined that a costly, time and resource consuming proxy contest would not benefit the shareholders of the Company. Consequently, on February 13, 2002, Grant S. Kesler, Anthony C. Dabbene and Bruce H. Haglund resigned as members of the Board of Directors of the Company. The three remaining members of the Board of Directors elected Messrs. Wayne W. Mills, Kenneth W. Brimmer, Gary W. Copperud and Joseph M. Senser to fill an existing vacancy on the Board of Directors and the vacancies created by the resignations of Messrs. Kesler, Dabbene and Haglund. In addition, Messrs. Kesler and Dabbene resigned as officers of the Company, and Mr. Mills was elected President and Chief Executive Officer and Brian D. Niebur was elected Treasurer and Chief Financial Officer.

     In connection with their resignations,, the Company issued Mr. Kesler 140,000 shares of the Company’s common stock valued at $359,800, forgave a loan due from Mr. Kesler in the amount of $543,000 in exchange for future consulting services and paid Mr. Kesler $832,000 in cash. In addition, the Company issued Mr. Dabbene 86,000 shares of the Company’s common stock valued at $221,020 and paid Mr. Dabbene $637,000 in cash. These cash payments and stock issuances were in lieu of compensation which would otherwise be due under change of control provisions contained in previously executed and adopted employment contracts, which were amended and restated as of January 1, 2002. Under the employment agreements, Mr. Kesler and Mr. Dabbene were entitled to $2,409,700 and $1,441,180 of termination compensation, respectively, and we were required to provide them with health and life insurance for a period of three years. In addition to the stock issuances and cash payments, all outstanding unvested stock options held by the prior Board of Directors, including Messrs. Kesler and Dabbene, were immediately vested and became exercisable. Messrs. Kesler and Dabbene each agreed to act as our consultants under two-year and three-month consulting agreements, respectively. In addition to the payment discussed above, Mr. Dabbene’s compensation for consulting was $5,000 per month. A portion of the cash payments due to Mr. Kesler and Mr. Dabbene ($482,000 and $425,000, respectively) was deposited by us as income and payroll tax withholding on the total compensation paid to each of them.

     In March 2002, we reimbursed Mr. Mills $100,000 for legal fees expended by him in excess of that amount to effect this change in management.

     During the year ended December 31, 2002, we recognized $3,333,000 of expense related to the change of management, including $163,000 for insurance premiums, $100,000 for legal fees, $2,915,000 related to severance and $155,000 for relocation of the Company’s headquarters. The cash payments related to these expenses were approximately $2,008,000. The non-cash charges primarily relate to the forgiveness of the loan due from Mr. Kesler, the issuance of common stock to Messrs. Kesler and Dabbene, the expense pursuant to APB No. 25 and the related interpretations related to the accelerated vesting of stock options for the prior directors.

     Interest Income and Expense. Interest income for the year ended December 31, 2003 was $154,000 as compared with $293,000 for the year ended December 31, 2002. The decrease in 2003 was primarily due to lower average cash and cash equivalent balances in 2003 as compared to 2002 generating lower interest income, partially offset by an increase in interest income related to the interest-bearing loan to Blake Capital Partners, LLC. Interest expense was $172,000 for the year ended December 31, 2003 compared to interest expense of $119,000 for the year ended December 31, 2002. This increase in interest expense was primarily due to the mortgage which was obtained on Metalclad Insulation Corporation’s building; which mortgage was outstanding for the entire year ended December 31, 2003, as compared to only a portion of the year ended December 31, 2002. In addition, there were loans with Venture Bank and a convertible promissory note outstanding for part of the year ended December 31, 2003, that increased interest expense as compared with the year ended December 31, 2002. “See Liquidity and Capital Resources.”

     Other Income and Expense. In an effort to increase shareholder value and to diversify from our insulation services business, we have made equity investments in several companies. For the year ended December 31, 2003, we recognized an impairment charge of $1,000,000 related to one of our investments in a privately-held company. The impairment charge was due to the decline in the fair value below the cost basis that was judged to be other than temporary. We recognized a $15,000 loss on sale of available-for-sale securities in the year ended December 31, 2003, and a $57,000 gain on sale of available-for-sale securities in the year ended December 31, 2002.

     In March 2003, the Company converted a note receivable from Zamba Corporation into 415,340 shares of NextNet Wireless, Inc. Series A Preferred Stock owned by Zamba. NextNet is a privately held provider of non-line-of-sight plug-and-

play broadband wireless access systems. Each preferred share is convertible into three shares of common stock. On February 23, 2004, however, the Company was notified of a proposed merger between NextNet and a recently formed privately owned company (the “Acquirer”), to which we gave our consent. The Acquirer has experience in the wireless communication industry.

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

     Net Loss. We experienced a net loss of $3,006,000 (or a loss of $0.41 per share) for the year ended December 31, 2003, as compared to net loss of $5,286,000 (or a loss of $0.69 per share) for the comparable period ended December 31, 2002. The $5,286,000 net loss from continuing operations for the year ended December 31, 2002, included the change in control charges of $3,333,000, and the net loss of $3,006,000 for the year ended December 2003 included a $1,000,000 impairment charge on one of our investments in a privately-held company.

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

     Change in Control Charges. On December 20, 2001, Wayne Mills filed Form 13D/A with the Securities and Exchange Commission, indicating his intent to seek a change in management and the Board of Directors of the Company. Mr. Mills indicated that, absent a cooperative solution, he would seek shareholder consents to replace the entire Board.

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

     During the year ended December 31, 2002, we recognized $3,333,000 of expense related to the change of management, including $163,000 for insurance premiums, $100,000 for legal fees, $2,915,000 related to severance and $155,000 for relocation of the Company’s headquarters. The cash payments related to these expenses were approximately $2,008,000. The non-cash charges primarily relate to the forgiveness of the loan due from Mr. Kesler, the issuance of common stock to Messrs. Kesler and Dabbene, the expense pursuant to APB No. 25 and the related interpretations related to the accelerated vesting of stock options for the prior directors.

     Interest Income and Expense. Interest income for the year ended December 31, 2002 was $293,000 as compared with $80,000 for the year ended December 31, 2001. The increase in 2002 was primarily due to the larger cash balances that resulted from the receipt of the NAFTA award and to an interest-bearing loan to a corporate officer in December 2001 that remained outstanding at December 31, 2002. Interest expense was $119,000 for the year ended December 31, 2002 compared to interest expense of $132,000 for the year ended December 31, 2001. This reduction in interest expense was primarily due to the conversion of debt into 266,901 shares of our common stock, and the repayment of convertible zero coupon notes, with an interest rate of 15%, in the year ended December 31, 2001. This reduction was partially offset by interest payable one bank borrowings outstanding for all of 2002, as compared to only a portion of 2001.

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

     Net Income (Loss). We experienced a net loss of $5,286,000 (or a loss of $0.69 per share) for the year ended December 31, 2002, as compared to net income of $5,576,000 (or income of $0.77 per share) for the comparable period ended December 31, 2001. The net income for the year ended December 31, 2001, was due to the receipt of the proceeds from the NAFTA claim. The net loss from continuing operations for the year ended December 31, 2002, was primarily related to the change in control charges. This net loss compares with the net loss from continuing operations of $1,503,000 for the comparable period ended December 31, 2001.

Liquidity and Capital Resources

     As of December 31, 2003, we had $1,644,000 in cash and cash equivalents and $279,000 in available-for-sale securities. The Company had working capital of $1,519,000 as of December 31, 2003. Our subsidiary, Metalclad Insulation

Corporation, has a line of credit with Far East National Bank, Los Angeles, California. The line of credit agreement with Far East National Bank matures on October 28, 2004, and bears interest at a floating rate based upon the bank’s prime rate plus 1%. Borrowings under the agreement are limited to $1,000,000 plus the amount of cash collateral posted, up to $500,000, in the form of certificate of deposit at the bank. At December 31, 2003, we had a balance of $1,000,000 outstanding on this line of credit

     Cash provided by continuing operations was $227,000 for 2003, compared with cash used in continuing operations of $6,939,000 in 2002. For 2001, $1,187,000 of cash was provided by continuing operations. Cash flows were used primarily to fund operating losses for continuing operations in each of the years 2003, 2002 and 2001, which were partially offset by non-cash expenses for depreciation and amortization. In 2003, there was also a $1,000,000 non-cash expense related to an impairment charge for one of our investments in a privately-held company. In 2002, we placed $2,111,000 of cash in a certificate of deposit at a bank to secure a standby letter of credit payable to a customer in lieu of a performance bond. The letter of credit and the certificate of deposit matured on July 1, 2003. At December 31, 2002, we recorded the certificate of deposit as restricted cash. On March 25, 2003, the letter of credit was cancelled and the CD was released as collateral which provided $2,111,000 of cash in 2003. $814,000 of cash was also provided from continuing operations in 2003 due to a decrease in costs and estimated earnings in excess of billings on uncompleted contracts, a decrease in other receivables, and an increase in billings in excess of costs and estimated earnings on uncompleted contracts. There was also a non-cash item related to the allowance on officer’s receivable that decreased cash flows by $387,000 in 2003. A decrease in accounts payable used $486,000 of cash in 2003.

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

     Net investing activities used $643,000, $6,723,000 and $1,230,000 of cash in 2003, 2002 and 2001, respectively. Of these uses, $150,000, $2,258,000 and $231,000 was used for additions to property and equipment in 2003, 2002 and 2001, respectively, primarily for our subsidiary, Metalclad Insulation Corporation. In an effort to increase shareholder value and to diversify from our insulation services business, the Company has made equity investments in several companies.

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

     Subsequent to December 31, 2003, the stockholders of NextNet have been presented with a merger proposal, which will likely be adopted. Under the merger proposal, the privately held acquiring company would issue warrants to purchase 290,738 shares of its class A common stock in exchange for all of the 415,340 shares of NextNet Series A Preferred Stock held by us. The warrants as proposed will be exercisable over six years at $4.00 per share. We have approved of the merger. As a result of the anticipated merger, we have reduced the fair value of our investment in NextNet by $1,000,000 effective for the year ended December 31, 2003.

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

     In December 2003, we issued a $1,300,000, 10% convertible promissory note to Pandora Select Partners L.P. The note is payable interest only through April 15, 2004, and thereafter is payable in equal monthly installments over the next 33 months. The note is convertible by the noteholder into common stock of the Company at $1.35 per share, and allows us, subject to certain conditions and limitations, to make monthly installment payments with our common stock at a price per share approximating the then market value. In connection with the financing we paid a 3% origination fee, issued a five year warrant for the purchase of 400,000 shares of the Company’s common stock at $1.50 per share, and granted the noteholder a security interest in 249,200 shares of NextNet Wireless, Inc. Series A Preferred Stock, and 33,800 shares of Catalytic Solutions, Inc. Series C Preferred Stock, owned by the Company. The proceeds of $1,300,000 were allocated between the note, and the fair value of the warrants based on using the Black Scholes pricing model. The resulting original issue discount, the fair value of the warrant, and the beneficial conversion of the note payable into common stock as defined in EITF 00-27 (“Application of Issue No. 98-5 to Certain Convertible Instruments”), is being amortized over the life of the note using the straight-line method, which approximates the interest method. In addition, we agreed to file a registration statement with the U.S. Securities and Exchange Commission, covering the issuance or resale of the shares of the Company’s common stock which may be issued in connection with the note and warrant issued to the noteholder. In addition, the note is personally guaranteed by the Company’s President, Wayne W. Mills, for which he was not compensated.

     On February 14, 2003, we obtained a $750,000 loan from Venture Bank. The loan had a term of six months and carried an interest rate of 6.5%. On April 1, 2003, we repaid the loan.

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

     Prior to 1975, we were engaged in the sale and installation of asbestos-related insulation materials, which has resulted in numerous claims of personal injury allegedly related to asbestos exposure. Many of these claims are now being brought by the children and close relatives of persons who have died, allegedly as a result of the direct or indirect exposure to asbestos.

     The number of asbestos-related cases which have been initiated naming us (primarily Metalclad Insulation Corporation) as a defendant had increased from approximately 254 in 1999, to 527 in 2000 and to 7285 in 2001. The number of cases filed slightly decreased to approximately 590 in 2002, and further decreased to approximately 351 in 2003. At December 31, 2001, 2002 and 2003, there were, respectively, approximately 1,009, 988 and 853 cases pending. It had been previously improperly reported in the Company’s Forms 10K for the period ended on December 31, 2002, filed with the Securities and Exchange Commission, that there were approximately 660 cases pending at December 31, 2002, and 700 cases pending at the end of 2001.

     Set forth below is a table for the years ended December 31, 2001, 2002 and 2003, which sets forth for each such year the approximate number of asbestos-related cases filed, the number of such cases resolved by dismissal or by trial, the number of such cases resolved by settlement, the total number of resolved cases, the number of filed cases pending at the end of such year, the total indemnity paid on all resolved cases, the average indemnity paid on all settled cases and the average indemnity paid on all resolved cases:

	2001	2002	2003
New cases filed	725	590	351
Judgments and dismissals	162	382	311
Settled cases	158	229	175
Total resolved cases(1)	320	611	486
Pending cases(1)	1,009	988	853
Total indemnity payment	$8,486,348	$9,244,000	$10,618,700
Average indemnity paid on settled cases	$53,711	$40,366	$60,678
Average indemnity paid on all resolved cases	$26,520	$15,129	$21,849

(1)	Total resolved cases includes, and the number of outstanding cases excludes, cases which have been settled but which have not been closed for lack of final documentation or payment.

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

     Although defense costs are included in our insurance coverage, we expended $78,669, $220,351 and $174,340 in 2001, 2002 and 2003, respectively, to administer the asbestos claims. These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies. Total alleged damages are not ascertainable, in part because damage claims alleged are often made in terms an excess of a particular number. Multiplying the average payment of resolved claims made in 2003 of $21,760, times all claims existing at the end of 2003 (853), would yield an aggregate estimated potential liability of approximately $18,500,000, assuming the average payment stays the same and no new asbestos-related claims will be filed.

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

     The following summarizes our contractual obligations at December 31, 2003. The long-term debt consists of various notes payable to a finance company for vehicles used in the ordinary course of the Company’s insulation business (See Note 13).

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

     We believe that our cash, cash equivalents and borrowings available under the credit agreement should be sufficient to satisfy our cash requirements for at least the next 12 months. We anticipate, however, that the consolidated operating activities of Entrx in 2004 will result in continued losses and negative cash flow. Our obligations to service debt over the next several years will add to that negative cash flow. We hope to fund this negative cash flow through future borrowing, the sale of our capital stock, the sale of existing investments, the payment of an outstanding loan to Entrx or the settlement of insurance policies. So long as we are losing money borrowing will be difficult, and the sale of our common stock at current market prices would result in substantial dilution. We cannot be assured that we will be able to generate sufficient cash by any method to sustain our operations beyond 2004.

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

     Kenneth W. Brimmer has been the chairman of the Board of Directors of Entrx since March 2002. Mr. Brimmer has been the owner and chief manager of Brimmer Company, LLC, a private investment company, since December 2001. Mr. Brimmer has been the chief executive officer of Sterion Incorporated (OTCBB: OMED), a Minneapolis, Minnesota-based medical products developer and manufacturer, since September 2003, and has served as a member of its board of directors since February 1998 and as chairman of its board of directors since March 2000. At the request of Entrx’s Board of Directors, Mr. Brimmer acted as the chief executive officer and chairman of the board of directors of VioQuest Pharmaceuticals, Inc. (formerly Surg II, Inc. and Chiral Quest, Inc.) (OTCBB: VQPH), from May 2002 until February 2003. VioQuest Pharmaceuticals, Inc. was a 90%-owned Entrx subsidiary during that period, until October 2003. He currently continues to serve as a board member at VioQuest Pharmaceuticals, Inc. Mr. Brimmer was the chief executive officer and chief financial officer of Active IQ Technologies, Inc. (OTCBB: AIQT), from March 2000 until December 2001, and acted as chairman of its board of directors until June 2003. Active IQ Technologies, Inc. was engaged in providing accounting software services in Minnetonka, Minnesota. Until April 2000, Mr. Brimmer was an executive officer of Rainforest Cafe, Inc., serving as its treasurer from 1995, and its president from April 1997. Mr. Brimmer is currently a member and the chairman of the board of directors of Sterion Incorporated and Hypertension Diagnostics, Inc. (HDII: OB). Mr. Brimmer is a member of our Audit Committee and has been determined to be the audit committee financial expert, and is believed to be independent, as defined under criteria established by NASDAQ and the regulations of the Securities and Exchange Commission. Mr. Brimmer has a Bachelor of Arts degree in accounting.

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

		Annual Compensation			Long Term Compensation
					Awards
					Restricted	Securities
				Other Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Awards	Options/SARs	Compensation
Name/Principal Position	Year	($)	($)	($)	($)	(#)	($)
Wayne W. Mills(1)
President and Chief	2003	200,000	—	—	—	20,000	109,110 (4)
Executive Officer	2002	175,000	—	—	—	150,000	—
	2001	—	—	—	—	—	—
Brian D. Niebur(1)
Treasurer and Chief	2003	75,000	—	—	—	20,000	—
Financial Officer	2002	60,000	—	—	—	50,000	(2)
	2001	—	—	—	—	—	—
Geoffrey D. Larson(3)
President of Metalclad	2003	121,391	10,000	—	—	100,000	—
Insulation Corporation	2002	—	—	—	—	—	—
	2001	—	—	—	—	—	—

(1)	Commenced employment on February 14, 2002.

(2)	Mr. Niebur received an option to purchase 25,000 shares of Chiral Quest, Inc., at a price of $1.25 per share. At the time the option was granted, the closing price of the common stock of Chiral Quest, Inc. on the over-the-counter Bulletin Board was $1.25 per share, and Chiral Quest, Inc. was a 90% owned subsidiary of Entrx. The closing price of the common stock of Chiral Quest was $1.60 per share on December 31, 2003.

(3)	Commenced employment on April 7, 2003, and terminated employment on April 2, 2004.

(4)	Received in consideration for the personal guarantee of debt and other obligations incurred by Entrx’s subsidiary, Metalclad Insulation Corporation.

Option Grants in Last Fiscal Year

     The following table provides certain information regarding options to purchase shares of our common stock granted to the Named Executive Officers during the year ended December 31, 2003.

	Individual Grants				Potential Realizable
					Value of Assumed
	Number of	Percentage of			Annual Rates of Stock
	Securities	Total			Price Appreciation for
	Underlying Options/SARs	Options/SARs Granted to	Exercise or		Option Term(3)
	Granted	Employees in	Base Price	Expiration
Name	(#)	Fiscal Year 2003	($/Share)	Date	5% ($)	10% ($)
Wayne W. Mills(1)	20,000	14.3%	0.65 (1)	4/10/10	769	2,990
Brian D. Niebur	20,000	14.3%	0.65	4/10/10	-0-	2,980
Geoffrey D. Larson(2)	100,000	71.4%	0.50	4/06/10	2,063	22,103

(1)	Option for 10,000 shares is executable at $0.50 per share, and option for 10,000 shares is executable at $0.80 per share.

(2)	Mr. Larson resigned as an employee of Entrx Corporation effective April 2, 2004 at which time no portion of his 100,000 share option vested.

(3)	On April 8, 2003 (the grant date of Mr. Larson’s option) and April 10, 2003 (the day before the grant date of Messrs. Mills’ and Niebur’s options), the closing bid price of Entrx’s common stock on the NASDAQ Small Cap Market was $0.37 and $0.41 per share, respectively.

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

Compensation Committee Report

     As the Compensation Committee of Entrx Corporation (“Entrx”), it is our duty to review and recommend the compensation levels for members of Entrx’s management, evaluate the performance of management and the administration of Entrx’s various incentive plans.

     The policies and underlying philosophy governing Entrx’s compensation program are to maintain a comprehensive program that is competitive in the marketplace, provide opportunities integrating salary and stock rights to compensate short and long term performance of management, recognize and reward individual accomplishments and allow Entrx to retain seasoned executives who are essential to Entrx’s success.

     In determining management’s compensation, this Committee evaluates the compensation paid to management based on their performance, their experience, and the stage of development of Entrx. The Committee also takes into account such relevant external factors as general economic conditions, stock price performance, and stock market prices generally.

     Management compensation is composed of salary, bonuses, and options to purchase shares of Entrx’s common stock.

     Bonuses may be discretionary, or based upon an established plan. No bonuses were paid to the current executive officers in 2003.

     The base salaries for executive officers are determined by evaluating the responsibilities of the positions held, the individual experience, the competitive marketplace, the individual’s performance of responsibilities and the individual’s overall contribution to Entrx.

     The Committee considers and recommends stock option grants to executive officers under Entrx’s stock option plans. The Committee believes that stock options provide strong incentive to increase the value of stockholders’ interests. Stock option grants are believed by the Committee to help focus management on the long-term success of Entrx. The amount of any stock option grant is based primarily on an individual’s responsibilities and position with Entrx. Individual awards of options are affected by the Committee’s subjective evaluation of factors it deems appropriate such as the assumption of responsibilities, competitive factors and achievements. Our recommendations for stock options are provided to Entrx’s Stock Option Committee which has the authority to grant such options. During 2003 options were granted to Messrs. Wayne W. Mills, Brian D. Niebur and Geoffrey D. Larson for the purchase of 20,000, 20,000 and 100,000 shares, respectively, at a weighted average exercise price of $0.65 per share for Mr. Mills, an exercise price of $0.65 per share for Mr. Niebur, and an exercise price of $0.50 per share for Mr. Larson.

     In March 2002, the Committee recommended that Entrx’s President, Wayne W. Mills, and Entrx’s Treasurer, Brian D. Niebur, be paid annual salaries at the rate of $200,000 and $60,000, respectively. Mr. Niebur’s salary was increased to an annual rate of $75,000 in July 2002, by the Board of Directors. The Committee negotiated a new employment agreement with Mr. Mills which took effect as of October 1, 2003 (the “Mills Employment Agreement”). Under the Mills Employment Agreement, Mr. Mills will continue to be entitled to a salary at the rate of $200,000 per year. If Entrx has two consecutive calendar quarters of profitability during the term of Mr. Mills’ employment, his salary will be increased to an annual rate of $250,000, retroactive to the beginning of that two-quarter period.

     Significant to the Committee’s recommendations concerning executive compensation and option grants are significant events which have occurred over time as well as objectives set for the coming year. With regard to the year ended December 31, 2003, the Committee took into account the disappointing operating results and performance of the market value of Entrx’s common stock in 2003.

Dated: March 8, 2004	Compensation Committee

/s/ Kenneth W. Brimmer
Kenneth W. Brimmer, Chairman

/s/ Joseph M. Senser
Joseph M. Senser, Member

STOCK PERFORMANCE GRAPH

     The graph below provides an indication of the cumulative return on Entrx’s common stock as compared to the NASDAQ stock index and to eight specialty trade contractors (including Entrx) whose common stock is traded in the NASDAQ market for the period January 1, 1999 through December 31, 2003. The graph is presented on the assumption that $100 was invested at the close of the market on December 31, 1998, in shares of Entrx common stock, in the NASDAQ stock market index, and in the eight specialty trade contractors, weighted on the basis of the closing market price as of December 31, 1998, with all dividends reinvested.

Comparison of Five-Year Cumulative Total Returns
Performance Graph for
ENTRX CORPORATION

$300
$200
$100
$0
12/31/1998
12/31/1999
12/29/2000
12/31/2001
12/31/2002
12/31/2003
103.9
91.7
35.4

Legend

Symbol	CRSP Total Returns Index for:	12/1998	12/1999	12/2000	12/2001	12/2002	12/2003
■ (solid line)	ENTRX CORPORATION	100.0	140.0	36.9	50.7	29.6	35.4
* (long dash)	Nasdaq Stock Market (US Companies)	100.0	185.4	111.8	88.7	61.3	91.7
▲ (short dash)	NASDAQ Stocks (SIC 1790-1799 US Companies) Miscellaneous Special Trade Contractors	100.0	206.5	143.4	130.3	68.5	103.9

Notes:

A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B. The indexes are reweighted daily, using the market capitalization on the previous trading day.
C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
D. The index level for all series was set to $100.0 on 12/31/1998.

12664 Prepared by CRSP (www.crsp.uchicago.edu), Center for Research in Security Prices, Graduate School of Business, The University of Chicago. Used with permission. All rights reserved. ©Copyright 2004

Director Compensation

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

Share Ownership of Certain Beneficial Owners

     The following table sets forth the name, address, number of shares of Entrx’s common stock beneficially owned, and the percentage of the outstanding shares of common stock such shares represent, of each person or group of persons, known by Entrx to beneficially own more than 5% of Entrx’s outstanding common stock as of April 26, 2004:

	Number of
	Common Shares		Percentage of
Name and Address	Beneficially		Outstanding
of Beneficial Owner	Owned		Shares (5)
Wayne W. Mills 5020 Blake Road Edina, MN 55436	1,840,000	(1)	25.0
Grant S. Kesler 3739 Brighton Point Drive Salt Lake City, UT 84121	777,135	(2)	9.9
Anthony C. Dabbene 26921 Magnolia Court Laguna Hills, CA 92653	496,600	(3)	6.5
George W. Holbrook, Jr. 1157 S.W. 30th Street Suite E Box 1938 Palm City, FL 34991	501,615	(4)	6.9
James R. McGoogan 1157 S.W. 30th Street Suite E Box 1938 Palm City, FL 34991	487,740	(4)	6.7
Bradley Resources Company 1157 S.W. 30th Street Suite E Box 1938 Palm City, FL 34991	476,255	(4)	6.6

(1)	Includes 400,000 shares which are owned by Blake Capital Partners, LLC, which is owned by Mr. Mills, 400,000 shares which are owned by Mr. Mills Individual Retirement Account, 275,000 shares which are owned by Mr. Mills’ spouse and to which Mr. Mills disclaims beneficial ownership, and 120,000 shares which Mr. Mills may acquire upon the exercise of outstanding stock options. Mr. Mills has pledged 500,000 shares to secure a loan from Entrx. (See “Loan to Affiliate of Wayne Mills” and “Modification of Loan to Affiliate of Wayne Mills” under ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS).

(2)	Includes 620,000 shares which Mr. Kesler may purchase under currently exercisable options at prices ranging from $2.00 to $3.00 per share.

(3)	Includes 450,000 shares which Mr. Dabbene may purchase under currently exercisable options at prices ranging from $2.00 to $3.00 per share.

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

shares even if he is not employed by Entrx. Mr. Mills is also entitled to a fee equal to 3% of any amount of debt of Entrx that he guarantees at the request of the Company’s Board of Directors and any lender. As a result of this provision, Mr. Mills was entitled to a guarantee fee of $92,880 with respect to a line of credit loan and mortgage loan extended to Entrx’s subsidiary Metalclad Insulation Corporation, in October 2003, by the Far East National Bank, Anaheim, California, and a guarantee fee of $16,230 with respect to the issuance of a letter of credit to secure an aggregate of $541,000 in bonds for the completion of construction projects by Metalclad Insulation Corporation.. Although Entrx has a right of set-off against monies owed to Mr. Mills in connection with the payment of any guarantee fee, none of the guarantee fees paid were applied to the debt of Blake Capital Partners, LLC to Entrx.

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

     Since the Note was non-recourse to Blake Capital, neither Blake Capital nor Mr. Mills had any personal liability under the Note, except for the interest on the Note, and Entrx’s only recourse for repayment of the Note was the 500,000 shares of Entrx common stock, and 250,000 shares of Chiral Quest, Inc. common stock, pledged as security. The market value of the stock held as collateral never exceeded the principal balance of the Note since it became due, and the Board of Directors did not take any action to foreclose on the collateral.

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

     3. Exhibits

     The following exhibits are being filed with this Annual Report on Form 10-K/A and/or are incorporated by reference therein in accordance with the designated footnote references:

3.	Restated and Amended Certificate of Incorporation and Bylaws of the Company, and all amendments thereto.(1)

3.2	Certificate of Amendment to Certificate of Incorporation effective June 25, 2002.(2)

4.1	Form of Certificate for Common Stock.(3)

10.1	Form of 1993 Omnibus Stock Option and Incentive Plan.(4)

10.2	Form of 1996 Omnibus Stock Option and Incentive Plan.(5)

10.3	Form of 2000 Omnibus Stock Option and Incentive Plan.(6)

10.4	Decision of NAFTA Tribunal dated August 30, 2000.(7)

10.5	Non-Recourse Security and Pledge Agreement Between the Company and Wayne W. Mills dated December 10, 2001.(8)

10.6	Non-Recourse Secured Note dated December 10, 2001.(9)

10.7	Catalytic Solutions Shareholders Agreement dated November 15, 2001.(10)

10.8	Amended and Restated Articles of Incorporation of Catalytic Solutions, Inc. a California Corporation.(11)

10.9	Amended and Restated Employment Agreement between Grant S. Kesler and Metalclad Corporation dated January 1, 2002.(12)

10.10	Amended and Restated Employment Agreement between Anthony C. Dabbene and Metalclad Corporation dated January 1, 2002.(13)

10.11	Consulting Agreement between Grant S. Kesler and Metalclad Corporation dated February 14, 2002.(14)

10.12	Amended and Restated Bylaws adopted February 14, 2002.(15)

10.13	Agreement of Purchase and Sale of Anaheim facility at 2198 South Dupont Drive, Anaheim, California.(16)

10.14	Curtom-Metalclad Partnership Agreement and Amendment.(17)

10.15	Stock Purchase Agreement among the Company, Surg II, Inc., Theodore A. Johnson and Charles B. McNeil dated May 29, 2002.(18)

10.16	Loan Agreement between the Company and Zamba Corporation dated November 4, 2002.(19)

10.17	Amendment No. 1 to Loan Agreement between the Company and Zamba Corporation dated February 19, 2003.(20)

10.18	Employment agreement between Metalclad Insulation, Entrx Corporation and Geoffrey B. Larson dated March 19, 2003.(21)

10.19	Employment Agreement between Entrx Corporation and Wayne W. Mills dated October 1, 2003.(22)

10.20	Secured Promissory Note of Blake Capital Partners and Guarantee of Wayne W. Mills dated November 1, 2003.(23)

10.21	Amended and Restated Security and Pledge Agreement between Blake Capital Partners, Wayne W. Mills, Entrx Corporation and the escrow agent, Bruce Haglund, dated November 1, 2003.(24)

10.22	Secured Convertible Promissory Note between the Company and Pandora Select Partners L.P. dated December 3, 2003.(25)

10.23	Pledge Agreement between the Company and Pandora Select Partners L.P. dated December 3, 2003.(26)

10.24	Registration Rights Agreement between the Company and Pandora Select Partners L.P. dated December 3, 2003.(27)

10.25	Warrant issued to Pandora Select Partners L.P. dated December 3, 2003.(28)

14.	Code of Ethics(29)

16.1	Letter of concurrence from Moss Adams LLP dated April 9, 2002.(30)

21.	List of Subsidiaries of the Registrant.(31)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.	Section 1350 Certification.

(1)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by this reference.

(2)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 as Exhibit 3.2 and incorporated herein by this reference

(3)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 as Exhibit 4.1 and incorporated herein by this reference

(4)	Filed with the Company’s Transition Report on Form 10-K for the five months ended May 31, 1993 and incorporated herein by this reference.

(5)	Filed with the Company’s Proxy Statement dated April 17, 1997 and incorporated herein by this reference.

(6)	Filed with the Company’s Proxy Statement dated October 20, 2000 and incorporated herein by this reference.

(7)	Filed with the Company’s Form 8-K dated September 5, 2000 and incorporated herein by this reference.

(8)	Filed with the Company’s Form 8-K on December 21, 2001 as Exhibit A and incorporated herein by this reference.

(9)	Filed with the Company’s Form 8-K on December 21, 2001 as Exhibit B and incorporated herein by this reference.

(10)	Filed with the Company’s Form 8-K on December 21, 2001 as Exhibit C and incorporated herein by this reference.

(11)	Filed with the Company’s Form 8-K on December 21, 2001 as Exhibit D and incorporated herein by this reference.

(12)	Filed with the Company’s Form 8-K on February 28, 2002 as Exhibit (i) and incorporated herein by this reference.

(13)	Filed with the Company’s Form 8-K on February 28, 2002 as Exhibit (ii) and incorporated herein by this reference.

(14)	Filed with the Company’s Form 8-K on February 28, 2002 as Exhibit (iii) and incorporated herein by this reference.

(15)	Filed with the Company’s Form 8-K on February 28, 2002 as Exhibit (v) and incorporated herein by this reference.

(16)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 as Exhibit 10.19 and incorporated herein by this reference.

(17)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 as Exhibit 10.20 and incorporated herein by this reference.

(18)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 as Exhibit 10.19 and incorporated herein by this reference.

(19)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 as Exhibit 10.20 and incorporated herein by this reference.

(20)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 as Exhibit 10.21 and incorporated herein by this reference.

(21)	Filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 as Exhibit 10.1 and incorporated herein by this reference.

(22)	Filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 as Exhibit 10.1 and incorporated herein by this reference.

(23)	Filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 as Exhibit 10.2 and incorporated herein by this reference.

(24)	Filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 as Exhibit 10.3 and incorporated herein by this reference.

(25)	Filed with the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003, on March 24, 2004 as exhibit 10.22 and incorporated herein by reference.

(26)	Filed with the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003, on March 24, 2004 as exhibit 10.23 and incorporated herein by reference.

(27)	Filed with the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003, on March 24, 2004 as exhibit 10.24 and incorporated herein by reference.

(28)	Filed with the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003, on March 24, 2004 as exhibit 10.25 and incorporated herein by reference.

(29)	Filed with the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003, on March 24, 2004 as exhibit 14 and incorporated herein by reference.

(30)	Filed with the Company’s Form 8-K on April 18, 2002 and incorporated herein by this reference.

(31)	Filed with the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003, on March 24, 2004 as exhibit 21 and incorporated herein by reference.

(b) Reports on Form 8-K

     None

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTRX CORPORATION
	By:	/s/ Brian D. Niebur
Brian D. Niebur
Date: November 29, 2004		Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Peter L. Hauser Peter L. Hauser	Chief Executive Officer and Director (Principal Executive Officer)	November 29, 2004

/s/ Brian D. Niebur Brian D. Niebur	Chief Financial Officer (Principal Financial and Accounting Officer)	November 29, 2004

/s/ Kenneth W. Brimmer Kenneth W. Brimmer	Director, Chairman	November 29, 2004

/s/ Joseph M. Caldwell Joseph M. Caldwell	Director	November 29, 2004

Joseph M. Senser	Director

ITEM 15(A)(1) and (2)

ENTRX CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following Consolidated Financial Statements of Entrx Corporation and subsidiaries are included in Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entrx Corporation as of December 31, 2003 and 2002 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota
February 23, 2004 (except as to Notes 1, 3 and 20, as to which the date is November 3, 2004)

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

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2003	2002	2001
Contract revenues	$7,619,508	$8,636,986	$10,875,505
Contract revenues — related party	5,113,414	6,383,585	7,132,416

Total contract revenues	12,732,922	15,020,571	18,007,921

Contract costs and expenses	6,885,767	7,450,119	9,245,704
Contract costs and expenses — related party	4,426,718	5,708,363	6,294,248

Total contract costs and expenses	11,312,485	13,158,482	15,539,952

Gross margin	1,420,437	1,862,089	2,467,969

Operating expenses:
Selling, general and administrative	3,786,405	3,658,488	3,015,367
Change in allowance on officer’s receivable	(387,000)	387,000	—
Change in control charges	—	3,332,726	—

Total operating expenses	3,399,405	7,378,214	3,015,367

Operating loss	(1,978,968)	(5,516,125)	(547,398)
Interest income	154,028	293,073	80,136
Interest expense	(171,993)	(118,812)	(131,566)
Gain (loss) on sale of available-for-sale securities	(14,989)	57,056	—
Impairment charge on investment in privately-held company	(1,000,000)	—	—
Other income (expense), net	5,429	(3,794)	(904,190)
Minority interest in net loss	—	2,228	—

Loss from continuing operations	(3,006,493)	(5,286,374)	(1,503,018)
Income from discontinued operations	—	—	7,078,726

Net income (loss)	(3,006,493)	(5,286,374)	5,575,708
Other comprehensive income (loss)	(59,523)	147,613	—

Comprehensive income (loss)	$(3,066,016)	$(5,138,761)	$5,575,708

Weighted average number of common shares — basic	7,303,338	7,608,823	7,200,490

Weighted average number of common shares — diluted	7,303,338	7,608,823	7,261,568

Loss per share of common stock, continuing operations — basic	$(0.41)	$(0.69)	$(0.21)

Loss per share of common stock, continuing operations — diluted	$(0.41)	$(0.69)	$(0.21)

Income per share of common stock, discontinued operations — basic	$—	$—	$0.98

Income per share of common stock, discontinued operations — diluted	$—	$—	$0.97

Income (loss) per share of common stock — basic	$(0.41)	$(0.69)	$0.77

Income (loss) per share of common stock — diluted	$(0.41)	$(0.69)	$0.77

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2003, 2002 and 2001

								Accumulated
	Common Stock		Additional Paid-in	Treasury	Accumulated	Officer's	Deferred	Other Comprehensive	Total Shareholders'
	Shares	Amounts	Capital	Stock	Deficit	Receivable	Comp.	Income	Equity
Balance at December 31, 2000	6,581,114	$658,111	$67,659,747	$—	$(59,871,257)	$—	$—	$(1,555,423)	6,891,178
Debt conversions and interest	266,901	26,690	297,124	—	—	—	—	—	323,814
Sale of common stock and warrants	600,000	60,000	540,000	—	—	—	—	—	600,000
Officer’s loan and interest	—	—	—	—	—	(1,254,521)	—	—	(1,254,521)
Foreign currency translation realized in NAFTA settlement	—	—	—	—	—	—	—	1,555,423	1,555,423
Net income	—	—	—	—	5,575,708	—	—	—	5,575,708

Balance at December 31, 2001	7,448,015	744,801	68,496,871	—	(54,295,549)	(1,254,521)	—	—	13,691,602
Common stock issued related to change in control	226,000	22,600	558,220	—	—	—	—	—	580,820
Stock option compensation related to change in control	—	—	348,600	—	—	—	—	—	348,600
Purchase of treasury stock	(194,800)	—	—	(222,159)	—	—	—	—	(222,159)
Issuance of common stock upon exercise of stock warrants	25,000	2,500	35,000	—	—	—	—	—	37,500
Allowance on officer’s receivable	—	—	—	—	—	387,000	—	—	387,000
Interest on officer’s receivable	—	—	—	—	—	(116,917)	—	—	(116,917)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	147,613	147,613
Distribution of Surg II, Inc. common stock as dividend	—	—	—	—	(3,085,753)	—	—	—	(3,085,753)
Value of stock options issued of unrelated entity	—	—	92,661	—	—	—	(66,065)	—	26,596
Net loss	—	—	—	—	(5,286,374)	—	—	—	(5,286,374)

Balance at December 31, 2002	7,504,215	769,901	69,531,352	(222,159)	(62,667,676)	(984,438)	(66,065)	147,613	6,508,528
Purchase of treasury stock	(260,000)	—	—	(158,606)	—	—	—	—	(158,606)
Allowance on officer’s receivable	—	—	—	—	—	(387,000)	—	—	(387,000)
Interest on officer’s receivable	—	—	—	—	—	(139,937)	—	—	(139,937)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	(59,523)	(59,523)
Expense related to stock options issued of unrelated entity	—	—	—	—	—	—	66,065	—	66,065
Stock warrants issued for services	—	—	119,956	—	—	—	—	—	119,956
Stock warrants issued related to note payable	—	—	372,020	—	—	—	—	—	372,020
Beneficial conversion of note payable	—	—	23,977	—	—	—	—	—	23,977
Net loss	—	—	—	—	(3,006,493)	—	—	—	(3,006,493)

Balance at December 31, 2003	7,244,215	$769,901	$70,047,305	$(380,765)	$(65,674,169)	$(1,511,375)	$—	$88,090	$3,338,987

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$(3,006,493)	$(5,286,374)	$5,575,708
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Elimination of Surg II, Inc. loss due to deconsolidation, net of minority interest	—	23,681	—
Gain from discontinued operations	—	—	(7,078,726)
Depreciation and amortization	181,199	161,256	128,580
(Gain) loss on disposal of property, plant and equipment	(5,429)	18,117	8,933
Interest on notes receivable	(6,889)	—	—
Compensation related to stock options issued of unrelated entity	66,065	26,596	—
Loss (gain) on sale of available-for-sale securities	14,989	(57,056)	—
Impairment charge on investment in privately-held company	1,000,000	—	—
Provision for losses on accounts receivable	41,459	4,000	7,500
Provision for losses on note receivable, sale of Mexican assets	—	—	779,402
Forgiveness of related party receivable related to change in control	—	537,794	—
Stock option compensation related to change in control	—	348,600	—
Common stock issued related to change in control	—	580,820	—
Allowance on officer’s receivable	(387,000)	387,000	—
Interest income recorded on officer’s receivable	(139,937)	(116,917)	—
Issuance of stock for services and interest	—	—	13,813
Issuance of stock warrants for services	119,956	—	—
Amortization of original issue discount	10,332	—	—
Changes in operating assets and liabilities:
Restricted cash	2,110,870	(2,110,870)	—
Accounts receivable	(120,812)	209,762	2,105,186
Costs and estimated earnings in excess of billings on uncompleted contracts	346,565	(371,618)	(71,681)
Inventories, net	22,704	2,397	(45,795)
Prepaid expenses and other current assets	5,537	132,959	(225,400)
Other receivables	241,217	(429,007)	—
Receivables from related parties	—	—	182,204
Other assets	(7,821)	102,913	(135,687)
Accounts payable and accrued expenses	(485,995)	(1,056,819)	(89,344)
Billings in excess of costs and estimated earnings on uncompleted contracts	226,598	(45,762)	32,390

Net cash provided by (used in) continuing operations	227,115	(6,938,528)	1,187,083
Net cash provided by discontinued operations	—	—	13,449,766

Net cash provided by (used in) operating activities	227,115	(6,938,528)	14,636,849

Cash flows from investing activities:
Capital expenditures	(150,029)	(2,257,549)	(231,169)
Purchase of available-for-sale securities	—	(766,880)	—
Sale of available-for-sale securities	239,379	569,568	—
Distribution of Surg II, Inc. common stock	—	(3,300,000)	—
Advances on note receivable	(750,000)	(1,000,000)	—
Proceeds from sale of assets	17,200	32,013	1,500
Investment, at cost	—	—	(1,000,000)

Net cash used in investing activities	(643,450)	(6,722,848)	(1,229,669)

Cash flows from financing activities:
Proceeds from long-term debt	121,172	189,879	202,438
Proceeds from mortgage payable	1,596,000	1,535,000	—
Net advances (repayments) on note payable to bank	3,998	(3,998)	1,000,000
Proceeds from convertible note payable and common stock warrants	1,300,000	—	—
Borrowing by an officer/shareholder	—	—	(1,254,521)
Payments on long-term debt	(132,737)	(122,932)	(1,176,131)
Payments on mortgage payable	(1,503,631)	(40,841)	—
Payments on capital lease obligation	(9,934)	—	—
Proceeds from sale of stock and warrants	—	—	600,000
Purchase of treasury stock	(158,606)	(222,159)	—
Proceeds from exercise of warrants	—	37,500	—

Net cash provided by (used in) financing activities	1,216,262	1,372,449	(628,214)

Increase (decrease) in cash and cash equivalents	799,927	(12,288,927)	12,778,966
Cash and cash equivalents at beginning of year	844,384	13,133,311	354,345

Cash and cash equivalents at end of year	$1,644,311	$844,384	$13,133,311

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

In 1997, the Company filed a claim against the United Mexican States under the North American Free Trade Agreement (“NAFTA”) to recover the value of its investment in a completed, but unopened, treatment, storage and disposal facility in San Luis Potosi. During the fourth quarter of 1998, the Company determined that due to political opposition in Mexico, its Mexican operations would not be successful and committed to a plan to discontinue its Mexican operations to minimize future losses and halted any further investment in Mexico. The Company settled its claims against the Mexican Government in October 2001 for $16,002,000. This settlement completed the Company’s activities in Mexico and essentially closed out all discontinued operations in Mexico.

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

Financial Instruments

The carrying amounts for all financial instruments approximate fair value. The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments. The fair value of long-term debt, note payable to bank, convertible note payable, mortgage payable and capital lease obligation approximates the carrying amounts based upon the Company’s expected borrowing rate for debt with similar remaining maturities and comparable risk.

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

Metalclad Insulation Corporation has both one and multi-year maintenance contracts. These contracts are billed monthly for the amount of work performed (time and materials with pre approval daily by the customer) and revenue is recognized accordingly. Metalclad Insulation Corporation does not require a large prepayment related to these maintenance contracts which would require a straight-line basis to recognize revenue. Entrx does recognize revenue in accordance with SAB 101 when it has met the criteria of 1) persuasive evidence of an arrangement exists; 2)

delivery has occurred or services have been rendered; 3) price is fixed or determinable; 4) collectibility is reasonably assured.

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

Stock-Based Compensation

In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of the Company’s common stock at the grant date over the amount the employee must pay for the stock. The Company’s general policy is to grant stock options and warrants at fair value at the date of grant. Options and warrants issued to non-employees are recorded at fair value, as required by SFAS No. 123 “Accounting for Stock Based Compensation” (Statement 123), using the Black-Scholes pricing model. The Company adopted the disclosure-only requirement of SFAS No. 148, “Stock Based Compensation.”

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

In December 2003, the FASB issued FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46R). This standard replaces FIN 46, Consolidation of Variable Interest Entities” that was issued in January 2003. FIN 46R modifies or clarifies various provisions of FIN 46. FIN 46R addresses the consolidation of business enterprises of variable interest entities (VIE’s), as defined by FIN 46R. FIN 46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46R is required in financial statements of public entities that have interest in structures commonly referred to as special purpose entities for periods ending after December 15, 2003. Application by the Company for all other types of VIE’s is required in financial statements for periods ending no later than the quarter ended January 31, 2005. The Company does not expect the adoption of FIN 46R to have a material effect on the Company’s consolidated financial statements.

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

NOTE 2 — DISCONTINUED OPERATIONS

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

NOTE 3 — ACQUISITIONS

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

Goodwill from these transactions was $387,994, which is not deductible for tax purposes. The resulting goodwill of $387,994 was the excess of the cash paid for Surg II over the tangible fair value as noted below:

Surg II stockholders’ equity as of May 29, 2002	$3,180,213
Loss from May 30 — October 22, 2002	(25,910)

Subtotal	3,154,303
Less minority interest	(265,979)

Entrx’s investment into Surg II	$2,888,324
Cash paid for Surg II	$3,300,000
Less Entrx portion of loss	(23,682)

Balance	$3,276,318
Resulting goodwill	$387,994

Following is the balance sheet for Surg II at the date of acquisition:

Cash	$2,856,909
Goodwill	387,994

Total assets	$3,244,903

Accounts payable and accrued expenses	$64,690
Surg II stockholders’ equity	3,180,213

Total liabilities and stockholders’ equity	$3,244,903

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

Entrx entered into these transactions because it was desirous of providing its shareholders with value in the form of the common stock of a publicly traded entity. By funding Surg II with $3,300,000, Entrx believed that it would be able to attract a going concern with which Surg II could be combined, providing Entrx’s shareholders with an enhanced value in the form of a stock dividend. This acquisition of the common stock of Surg II and the subsequent dividend resulted in the reverse merger with Chiral Quest, LLC.

Information for the periods ended December 31, 2003 and 2001 would remain the same since the acquisition and dividend of Surg II both occurred during 2002.

NOTE 4 — CHANGE IN CONTROL

In connection with their resignations and corporate change in control, and in lieu of compensation which would otherwise be due under change of control provisions contained in previously executed and adopted employment contracts, which were amended and restated as of January 1, 2002, the Company issued the Company’s former Chief Executive Officer 140,000 shares of the Company’s common stock, forgave a loan due from the officer in the amount of $543,000 in exchange for future consulting services and paid the officer $832,000 in cash. In addition the

Company issued the Company’s former Chief Financial Officer 86,000 shares of the Company’s common stock and paid the officer $637,000 in cash. In addition, all outstanding unvested stock options held by the prior Board of Directors, including the former Chief Executive and Financial Officers, were immediately vested and became exercisable. The former Chief Executive Officer and Chief Financial Officer each agreed to act as consultants to the Company under two-year and three-month consulting agreements, respectively. In addition to the payment discussed above, the former Chief Financial Officer’s compensation for consulting was $5,000 per month.

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

NOTE 5 — ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at December 31:

	2003	2002
Billed
Completed contracts	$526,686	$386,804
Contracts in process	326,823	397,410
Time and material work	693,673	675,833
Material sales	26,953	52,381
Unbilled retainage	209,746	188,600

	1,783,881	1,701,028
Less: Allowance for doubtful accounts	(65,000)	(61,500)

	$1,718,881	$1,639,528

NOTE 6 — COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

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

NOTE 7 — NOTE RECEIVABLE

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

Property, plant and equipment consist of the following:

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

NOTE 10 — ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2003	2002
Accrued interest	$16,657	$10,173
Wages, bonuses and taxes	160,982	71,419
Union dues	125,566	142,367
Accounting and legal fees	55,456	60,000
Insurance	193,964	195,420
Other	178,674	170,179

	$731,299	$649,558

NOTE 11 — CONVERTIBLE DEBT

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

NOTE 12 — BANK CREDIT FACILITY, NOTE PAYABLE

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

NOTE 13 — LONG-TERM DEBT

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

NOTE 14 — MORTGAGE PAYABLE

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

NOTE 15 — CAPITAL LEASE OBLIGATION

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

The following is a schedule of future minimum lease payments under capital lease together with the present value of the net minimum lease payments for the years ending December 31:

Future minimum lease payments due at:
2004	$22,908
2005	11,623

Total	34,531
Less: amounts representing interest	(4,055)

Present value of future minimum lease payments	30,476
Less; current portion	(20,205)

Capital lease obligation, less current portion	$10,271

NOTE 16 — INCOME TAXES

The major deferred tax items are as follows:

	December 31,
	2003	2002
Assets:
Allowances established against realization of certain assets	$583,000	$405,000
Net operating loss carry-forwards	13,567,000	12,666,000
Liabilities:
Accrued liabilities and other	(63,000)	(27,000)

	14,087,000	13,044,000
Valuation allowance	(14,087,000)	(13,044,000)

	$—	$—

The change in valuation allowance was $1,043,000, $7,867,000 and $(7,124,000) for the years ended December 31, 2003, 2002 and 2001, respectively.

Income tax computed at the U.S. federal statutory rate reconciled to the effective tax rate is as follows for the years ended December 31:

	2003	2002	2001
Federal statutory tax rate benefits	(35.0%)	(35.0%)	35.0%
State tax, net of federal benefit	(5.0%)	(5.0%)	5.0%
Change in valuation allowance	34.7%	39.5%	(40.5%)
Permanent differences	5.3%	0.5%	0.5%

Effective tax rate	0.0%	0.0%	0.0%

At December 31, 2003, the Company has available for U.S. federal income tax purposes net operating loss carry-forwards of approximately $33,000,000. These carry-forwards expire in the years 2010 through 2023. The ultimate utilization of the net operating loss carry-forwards may be limited in the future due to changes in the ownership of the Company. This limitation, if applicable, has not been determined by the Company.

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

At December 31, 2003, there were options that were granted outside of the stock option plans, outstanding to acquire 217,700 shares of the Company’s stock.

The following is a summary of options granted:

	Year Ended December 31,
	2003		2002		2001
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Options outstanding at beginning of the year	2,150,500	$4.62	1,693,500	$5.43	1,452,800	$8.92
Granted	210,000	0.57	500,000	2.24	520,000	2.00
Exercised	—	—	—	—	—	—
Canceled	(63,100)	2.55	(43,000)	8.51	(279,300)	17.22

Options outstanding at end of the year	2,297,400	$4.31	2,150,500	$4.62	1,693,500	$5.43

Options Exercisable	1,935,484	$4.70	1,699,254	$5.11	783,911	$8.53

Options Outstanding				Options Exercisable
		Weighted average
Range of exercise	Number outstanding	remaining contractual	Weighted average	Number exercisable as of	Weighted average
prices	as of 12/31/03	life in years	exercise price	12/31/03	exercise price
$0.50-$1.20	275,750	6.10	$0.72	107,000	$0.72
$2.00	510,000	7.44	$2.00	510,000	$2.00
$2.50	413,400	4.49	$2.50	230,234	$2.50
$3.00	870,000	6.39	$3.00	870,000	$3.00
$12.50-$45.00	228,250	2.39	$22.09	218,250	$22.07

$0.50-$45.00	2,297,400	5.85	$4.31	1,935,484	$4.70

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

F-22

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

Common Stock

During the year ended December 31, 2001, the Company issued 866,901 shares, with 266,901 being the result of debt conversions and 600,000 as the result of a private placement of units, each unit consisting of one share of common stock and one common stock purchase warrant exercisable at $1.50 per share.

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

NOTE 20 — COMMITMENTS AND CONTINGENCIES

Collective Bargaining Agreements

Approximately 90% of the Company’s employees are covered under collective Bargaining Agreements. One agreement, the “Maintenance Agreement” with Local No. 5 of the International Association of Heat and Frost Insulators and Asbestos Workers expired in December 2003. The “Maintenance Agreement” is currently under negotiation. The “Basic Agreement” with Local No. 5 of the International Association of Heat and Frost Insulators and Asbestos Workers expires in August 2004. An agreement with the Laborers Local 300 was signed in January 2004 and expires in December 2006. In August, 2004 a new “Basic Agreement” was signed with Local No. 5 that expires in September 2008. The new “Basic Agreement” included the “Maintenance Agreement” as an addendum.

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

Litigation

Prior to 1975, the Company was engaged in the sale and installation of asbestos-related insulation materials, which has resulted in numerous claims of personal injury allegedly related to asbestos exposure. Many of these claims are now being brought by the children and close relatives of persons who have died, allegedly as a result of the direct or indirect exposure to asbestos.

The number of asbestos-related cases which have been initiated naming us (primarily our subsidiary, Metalclad Insulation Corporation) as a defendant had increased from approximately 254 in 1999 to 527 in 2000 and 725 in 2001. The number of cases initiated slightly decreased to approximately 590 in 2002, and further decreased to approximately 351 in 2003. At December 31, 2001, 2002 and 2003, there were, respectively, approximately 1,009, 988 and 853 cases pending. It had been previously improperly reported in the Company’s Form 10K for the period ended December 31, 2002, filed with the Securities and Exchange Commission, that there were approximately 660 cases pending at December 31, 2002, and 700 cases pending at the end of 2001. Although, the number of claims made in 2002 and 2003 reflected a downward trend from 2001, and the number of cases pending on December 31,

2003, dropped from those pending on December 31, 2002, it cannot be assumed that this trend will continue. The sympathies of juries, the aggressiveness of the plaintiff’s bar, and the declining defendant base as a result of business failures, has also led to a trend of larger payments and settlements per claim.

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

In August 2003, Arrowhead Consulting Group (“Arrowhead”) agreed to arrangements with the Company which resulted in the issuance of completion bonds benefiting a joint venture of Metalclad Insulation Corporation for two projects. The issuer of the bonds required credit enhancement and accepted letters of credit issued by M&I Bank through the efforts of Arrowhead. As compensation for Arrowhead having its bank issue its letters of credit, the Company agreed to pay a fee and issue a three-year warrant to purchase 100,000 shares of the Company’s common stock, at $1.50 per share, to Arrowhead, valued using the Black-Scholes pricing model at $98,592. In addition, the Company provided collateral in the form of an assignment of shares of NextNet Wireless, Inc. preferred stock owned by the Company and Wayne Mills, the Company’s CEO, provided Arrowhead with his personal guaranty. At December 31, 2003 the bonds remain outstanding. In April, 2004 one bond was closed and in July, 2004 the second bond was closed and the collateral held by Arrowhead was returned to the Company.

Other Matters

The Company had under contract uncompleted work at bid prices totaling approximately $5,559,000 and $5,848,000 at December 31, 2003 and 2002, respectively.

Employment Agreement

The Company has an employment agreement with one of its officers, which expires at-will. The agreement requires minimum annual compensation of $200,000, plus an annual incentive bonus as defined in the agreement and six months severance, in the event of sale or merger of the Company or if terminated without cause. This officer resigned his position with the Company on October 15, 2004. The Board of Directors agreed to continue the officer’s salary and benefits through December 31, 2004.

The Company also has an employment agreement with another one of its officers, which expires in April 2006. The agreement requires minimum annual compensation of $165,000, plus an annual bonus as defined in the agreement and three months severance, in the event of sale or merger of the Company or if terminated without cause. This officer resigned from his position with the Company on April 2, 2004.

NOTE 21 — SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH INVESTING ACTIVITIES

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

NOTE 22 — RELATED PARTY TRANSACTIONS

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

Effective November 1, 2003, the promissory note (the “Note”) referred to above and the Security and Pledge Agreement (the “Security Agreement”) relating to the securities pledged as collateral for such loan were amended. The Note was previously due on September 8, 2002. At that time, $1,250,000 of principal and approximately $75,000 of interest were due under the Note. The Note (except for the interest) was without recourse to Blake, but was secured under the terms of the Security Agreement by 500,000 shares of the Company’s common stock, and 250,000 shares of the common stock of Chiral Quest, Inc. (OTCBB: CQST), owned by Blake and Mr. Mills. The common stock of Chiral Quest, Inc. was spun out to the Company’s shareholders of record as of October 11, 2002, as a one-for-two stock dividend. Under the Security Agreement, the Company’s only recourse was to cancel the Company’s common stock held as collateral at $2.50 per share. In addition, Blake had the right to require the Company to cancel the shares of the Company’s common stock held as collateral, and apply the value of the Company’s common stock at $2.50 per share. Since the Security Agreement did not anticipate the situation where the Company spun off a subsidiary as a dividend, it was not clear under the Security Agreement as to how shares of Chiral Quest, Inc. were to be treated. The closing per share purchase prices of the Company’s and Chiral Quest, Inc., common stock on October 31, 2003, were $1.22 and $1.95, respectively, placing an aggregate market value on shares of the Company and Chiral Quest, Inc. held as collateral on that date at $610,000 and $487,500, respectively.

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

NOTE 23 — SELECTED QUARTERLY DATA (Unaudited)

The following summarized unaudited quarterly financial data has been prepared using the consolidated financial statements of Entrx Corporation:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2003:
Total revenue	$3,902,269	$3,082,575	$3,121,424	$2,626,654
Gross margin (loss)	(67,729)	442,131	521,679	524,356
Loss from continuing operations	(1,118,410)	(151,864)	(232,581)	(1,503,638)
Net loss	(1,118,410)	(151,864)	(232,581)	(1,503,638)
Net loss per common share — basic	$(0.15)	$(0.02)	$(0.03)	$(0.21)
Net loss per common share — diluted	$(0.15)	$(0.02)	$(0.03)	$(0.21)
2002:
Total revenue	$3,182,209	$4,270,827	$3,514,557	$4,052,978
Gross margin	333,167	534,317	476,944	517,661
Income (loss) from continuing operations	(3,992,649)	(566,637)	(1,054,995)	327,907
Net income (loss)	(3,992,649)	(566,637)	(1,054,995)	327,907
Net income (loss) per common share — basic	$(0.53)	$(0.07)	$(0.14)	$0.05
Net income (loss) per common share — diluted	$(0.53)	$(0.07)	$(0.14)	$0.05

NOTE 24 — SUBSEQUENT EVENT

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

Report of Independent Registered Public Accounting Firm

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

/s/ VIRCHOW, KRAUSE & COMPANY, LLP

Minneapolis, Minnesota
January 30, 2004

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to Costs	Additions Charged		Balance at End of
Description	Beginning of Period	and Expenses	to Other Accounts	Deductions	Period
Year ended December 31, 2003
Deducted from asset accounts:
Allowance for doubtful accounts	$61,500	$41,459	$—	$37,959	$65,000

Allowance on notes receivable	$1,166,402	$—	$—	$(387,000)	$779,402

Year ended December 31, 2002
Deducted from asset accounts:
Allowance for doubtful accounts	$57,500	$4,000	$—	$—	$61,500

Allowance on notes receivable	$779,402	$387,000	$—	$—	$1,166,402

Year ended December 31, 2001
Deducted from asset accounts:
Allowance for doubtful accounts	$50,000	$7,500	$—	$—	$57,500

Allowance on notes receivable	$—	$779,402	$—	$—	$779,402