Form 10-K
period 2004-12-31
ENTRX CORP
filed 2005-03-31
CIK 13547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2004

Commission File Number 0-2000

Entrx Corporation

(Exact name of registrant as specified in its charter)

Delaware	95-2368719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID No.)

800 Nicollet Mall, Suite 2690 Minneapolis, Minnesota	55402 (Zip Code)
(Address of Principal Executive Office)

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
Yes ☐          No ☑

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined by rule 12b-2 of the Act). Yes ☐     No ☑

     The aggregate market value of the Common Stock held by non-affiliates of the registrant on March 9, 2005 was approximately $911,547, based upon the closing price of the Common Stock, as reported in the pink sheets.

     The number of shares of the Common Stock of the registrant outstanding as of March 9, 2005 was 7,651,147.

     All statements, other than statements of historical fact, included in this Form 10-K, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Entrx Corporation (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-K. Such potential risks and uncertainties include, without limitation; the outcome of existing litigation; competitive pricing and other pressures from other businesses in the Company’s markets; adequacy of insurance, including the adequacy of insurance to cover potential future asbestos-related injury claims; the valuation of the Company’s investments; collectibility of a loan due from an affiliate of a principal shareholder; economic conditions generally and in the Company’s primary markets; availability of capital; the adequacy of the Company’s cash and cash equivalents; cost of labor; and other risk factors detailed herein and in other of the Company’s filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this Form 10-K and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements.

References to “we”, “us”, “our”, “the registrant”, “Entrx” and “the Company” in this annual report on form 10K shall mean Entrx Corporation and its consolidated subsidiary, Metalclad Insulation Corporation, unless the context in which those words are used would indicate a different meaning.

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

     Curtom-Metalclad Joint Venture. In 1989, Metalclad Insulation Corporation entered into a joint venture with a minority service firm, known as Curtom Building & Development Corporation (“Curtom Building”), which qualifies for preferential contract bidding because of minority status. Metalclad Insulation Corporation owns a 49% interest in the joint venture. The joint venture, known as “Curtom-Metalclad,” submits bids for insulation and asbestos abatement services. When contracts are obtained by the joint venture, we perform the work specified in the contract as a subcontractor to the joint venture. The joint venture agreement, as amended, provides that Curtom-Metalclad will receive 2.5% of revenues obtained by Metalclad Insulation Corporation as a subcontractor, of which 80% will be distributed to Curtom Building and 20% will be retained by Curtom-Metalclad. We retain the remaining revenues. Sales for the year ended December 31, 2004 to Curtom-Metalclad were approximately $3,457,000 or 26.6% of our revenue, compared to $5,113,000 or 40.2% of revenue in 2003. While the revenues and gross profit from the subcontracts we perform for Curtom-Metalclad are significant to us, the joint venture of Curtom-Metalclad has no material assets, liabilities or earnings. The termination of the Curtom-Metalclad joint venture and the loss of revenues that joint venture generates, would have a material adverse affect on us. In accordance with FIN 46 “Consolidation of Variable Interest Entities”, as amended by FIN 46R, we have consolidated Curtom-Metalclad since we have determined we are the primary beneficiary as defined by FIN 46R.

     Customers. Our customers are generally either industrial or commercial. The industrial customers are predominately public utilities (power, natural gas and water/water treatment), major oil companies for oil refineries and petrochemical plants, chemical and food processors, other heavy manufacturers, and engineering/construction companies. The commercial customers are primarily government installations, schools, hospitals, institutions, an array of manufacturing/commercial facilities, and the general or mechanical construction contractors. During 2004, we received a significant portion of our revenues from Southern California Edison Company (21.0%) through our Curtom-Metalclad joint venture. Shell Oil Products US accounted for 9.7% of our revenues and Calpine Construction Management Company, Inc. accounted for 13.1% of our revenues. We cannot project whether a significant portion of our revenues will be derived from these customers in 2005. (See Note 19 to the Consolidated Financial Statements.)

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

     Backlog. Our backlog for insulation services at December 31, 2004 and December 31, 2003 was $9,003,000 and $5,559,000, respectively. Backlog is calculated in terms of estimated revenues on fixed-price and cost-plus projects in progress or for which contracts have been executed. Approximately 74% of our backlog is under cost-plus contracts. Our backlog as of any date is not necessarily indicative of future revenues. We estimate that our entire backlog as of December 31, 2004 will be completed during the next eighteen months.

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

     The number of asbestos-related cases which have been initiated naming us (primarily our subsidiary, Metalclad Insulation Corporation) as a defendant had increased from approximately 254 in 1999 to 527 in 2000 and 725 in 2001. The number of cases initiated slightly decreased to approximately 590 in 2002, decreased to approximately 351 in 2003, and further decreased to 265 in 2004. At December 31, 2001, 2002, 2003 and 2004, there were, respectively, approximately 1,009, 988, 853 and 710 cases pending. It had been previously improperly reported in the Company’s Form 10K for the period ended December 31, 2002, filed with the Securities and Exchange Commission, that there were approximately 660 cases pending at December 31, 2002, and 700 cases pending at the end of 2001. Although, the number of claims made in 2002, 2003 and 2004 reflected a downward trend from 2001, and the number of cases pending on December 31, 2004, dropped from those pending on December 31, 2003 and 2002, it cannot be assumed that this trend will continue. The sympathies of juries, the aggressiveness of the plaintiff’s bar, and the declining defendant base as a result of business failures, has also led to a trend of larger payments and settlements on settled cases. See Item 3 – Legal Proceedings.

     It is difficult to determine if we have adequate insurance to cover these claims. There are numerous insurance carriers who have issued a number of occurrence policies to us over a period extending from the late 1960’s through approximately 1985 that still provide coverage. After approximately 1985 the policies were issued with provisions which purport to exclude coverage for asbestos related claims. The terms of our insurance policies are complex, and coverage for many types of claims is limited as to the nature of the claim and the amount of coverage available. At this time we cannot determine with any degree of accuracy the amount of coverage available. While we may be able to engage an actuary to provide us with an estimated range of aggregate future claims, we have not done so, and we cannot accurately predict the number and the nature of the claims which may be made in the future. Unless the current trend of reducing claim occurrence continues and we do not experience a significant increase in the per claim settlement amounts, these claims will likely have a material adverse effect on our financial condition and business in the future. Because of our insurance coverage, we do not anticipate any adverse effect on our financial condition to develop for at least the next three to four years if current claims trends continue. Beyond that, however, the effect of those claims is uncertain.

     On February 23, 2005 ACE Property & Casualty Company (“ACE”), Central National Insurance Company of Omaha (“Central National”) and Industrial Underwriters Insurance Company (“Industrial”), which are all related entities, filed a declaratory relief lawsuit against Metalclad Insulation Corporation and a number of Metalclad’s other liability insurers, in the Superior Court of the State of California, County of Los Angeles. ACE, Central National and Industrial issued umbrella and excess policies to Metalclad, which has sought and obtained from the plaintiffs both defense and indemnity under these policies for the asbestos lawsuits brought against Metalclad during the last four to five years. The lawsuit seeks declarations regarding a variety of coverage issues, but is centrally focused on issues involving whether historical and currently pending asbestos lawsuits brought against Metalclad are subject to either an “aggregate” limits of liability or separate “per occurrence” limits of liability. Whether any particular asbestos lawsuit is properly classified as being subject to an aggregate limit of liability depends upon whether or not the suit falls within the “products” or “completed operations” hazards found in most of the liability policies issued to Metalclad. Resolution of these classification issues will determine if, as ACE and Central National allege, their policies are nearing exhaustion of their aggregate limits and whether or not other Metalclad insurers who previously asserted they no longer owed any coverage obligations to Metalclad because of the claimed exhaustion of their aggregate limits, in fact, owe Metalclad additional coverage obligations. The lawsuit does not seek any monetary recovery from Metalclad. Nonetheless, we anticipate that we will incur attorneys fees and other associated litigation costs in defending the lawsuit and any counter claims made against us by any other insurers, and in prosecuting any claims we may seek to have adjudicated regarding our insurance coverage. In addition, this lawsuit may result in our incurring costs in connection with obligations we may have to indemnify some of our former insurers.

     In 2003, 2004 and 2005, the Judiciary Committee of the United States Senate has and continues to consider legislation to create a privately funded, publicly administered fund to provide the necessary resources for an asbestos injury claims resolution program. The latest draft of the legislation called for the fund to be funded partially by asbestos defendant companies, of which the Company is one, and partially by insurance companies. The impact, if any, this potential legislation will have on us cannot be determined at this time, although the latest draft of the legislation did not appear favorable to us.

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

     In June 2004, Metalclad Insulation Corporation, our wholly owned subsidiary, and Entrx Corporation, entered into a Settlement Agreement and Full Policy Release (the “Agreement”) releasing one of its insurers from its policy obligations for a broad range of claims arising from injury or damage which may have occurred during the period March 15, 1980 to March 15, 1981, under an umbrella liability policy (the “Policy”). The Policy provided limits of $5,000,000 in the aggregate and per occurrence. The insurer claimed that liability under the Policy had not attached, and that regardless of that fact, an exclusion in the Policy barred coverage for virtually all claims of bodily injury from exposure to asbestos, which is of primary concern to Metalclad Insulation Corporation. Metalclad Insulation Corporation took the position that such asbestos coverage existed. The parties to the Agreement reached a compromise, whereby Metalclad Insulation Corporation received $2,500,000 in cash, and Metalclad Insulation Corporation and Entrx Corporation agreed to indemnify and hold harmless the insurer from all claims which could be alleged against the insurer respecting the policy, limited to $2,500,000 in amount. Based on past experience related to asbestos insurance coverage, we believe that the Agreement we entered into in June 2004, will result in a probable loss contingency for future insurance claims based on the indemnification provision in the Agreement. Although we are unable to estimate the exact amount of the loss, we believe at this time the reasonable estimate of the loss will not be less than $375,000 or more than $2,500,000 (the $2,500,000 represents the maximum loss we would have based on the indemnification provision in the Agreement). Based on the information available to us, no amount in this range appears at this time to be a better estimate than any other amount. The $375,000 estimated loss contingency noted in the above range represents 15% of the $2,500,000 we received and is based upon our attorney’s informal and general inquiries to an insurance company of the cost for us to purchase an insurance policy to cover the indemnification provision we entered into. We recorded a reserve of $375,000 at the time we entered into the Agreement and nothing has come to our attention that would require us to record a different estimate at December 31, 2004.

Employees.

     As of December 31, 2004, we had two part-time salaried employees in our executive offices and 11 full-time salaried employees in our insulation business in California, for a total of 13 employees. These included three executive officers, project managers/estimators, purchasing, accounting, and office staff.

     As of December 31, 2004, our subsidiary, Metalclad Insulation Corporation, employed approximately 96 hourly employees for insulation contracting services, nearly all of whom are members of the International Association of Heat and Frost Insulators and Asbestos Workers (“AFL-CIO”) or Laborers Local Union 300. Metalclad Insulation Corporation is a party to agreements with various local chapters of various trade unions. The number of hourly employees employed by us fluctuates depending upon the number and size of projects that we have under construction at any particular time. It has been our experience that hourly employees are generally available for our projects, and we have continuously employed a number of hourly employees on various projects over an extended period of time. We consider our relations with our hourly employees and the unions representing them to be good, and have not experienced any recent work stoppages due to strikes by such employees. Additionally, the trade union agreements we are a party to include no strike, no work stoppage provisions. One agreement, the “Maintenance Agreement” with Local No. 5 of the International Association of Heat and

Frost Insulators and Asbestos Workers expired in December 2003. The “Basic Agreement” with Local No. 5 of the International Association of Heat and Frost Insulators and Asbestos Workers expired in August 2004. In August, 2004 a new “Basic Agreement” was signed with Local No. 5 that expires in September 2008. The new “Basic Agreement” included the “Maintenance Agreement” as an addendum. Approximately 95% of our hourly employees are covered by the Local No. 5 agreement. An agreement with the Laborers Local 300 was signed in January 2004 and expires in December 2006. Approximately 5% of the our hourly employees are covered by the Labors Local 300 agreement.

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

     We believe that we are substantially in compliance with all regulations relating to our asbestos abatement operations, and currently have all material government permits, licenses, qualifications and approvals required for our operations.

ITEM 2.	PROPERTIES

     Our executive offices are located in Minneapolis, Minnesota, which consists of approximately 2,400 square feet leased at a current rate of $2,500 per month, on a month-to-month basis.

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

     The number of asbestos-related cases which have been initiated naming us (primarily Metalclad Insulation Corporation) as a defendant had increased from 254 in 1999, to 527 in 2000 and to 725 in 2001. The number of cases filed slightly decreased to 590 in 2002, decreased to 351 in 2003, and further decreased to 265 in 2004. At December 31, 2001, 2002, 2003, and 2004 there were, respectively, approximately 1,009, 988, 853, and 710 cases pending. It had been previously improperly reported in the Company’s Forms 10K for the period ended on December 31, 2002, filed with the Securities and Exchange Commission, that there were approximately 660 cases pending at December 31, 2002, and 700 cases pending at the end of 2001.

     Set forth below is a table for the years ended December 31, 2001, 2002, 2003 and 2004, which sets forth for each such year the approximate number of asbestos-related cases filed, the number of such cases resolved by dismissal or by trial, the number of such cases resolved by settlement, the total number of resolved cases, the number of filed cases pending at the end of such year, the total indemnity paid on all resolved cases, the average indemnity paid on all settled cases and the average indemnity paid on all resolved cases:

	2001	2002	2003	2004
New cases filed	725	590	351	265
Judgments and dismissals	162	382	311	311
Settled cases	158	229	175	97
Total resolved cases(1)	320	611	486	408
Pending cases(1)	1,009	988	853	710
Total indemnity payment	$8,486,348	$9,244,000	$10,618,700	$6,366,750
Average indemnity paid on settled cases	$53,711	$40,366	$60,678	$65,637
Average indemnity paid on all resolved cases	$26,520	$15,129	$21,849	$15,605

(1)	Total resolved cases includes, and the number of outstanding cases excludes, cases which have been settled but which have not been closed for lack of final documentation or payment.

     Although the number of claims made in 2002, 2003 and 2004 reflected a downward trend from 2001, and the number of cases pending on December 31, 2004, dropped from those pending on December 31, 2003, it cannot be assumed that this trend will continue. The sympathies of juries, the aggressiveness of the plaintiff’s bar, and the declining defendant base as a result of business failures, has also led to a trend of larger payments and settlements on settled cases.

     Although defense costs are included in our insurance coverage, we expended $220,000, $174,000 and $304,000 in 2002, 2003 and 2004, respectively, to administer the asbestos claims. These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies. Total alleged damages are not ascertainable, in part because damage claims alleged are often made in terms in excess of a particular number. Multiplying the average payment of resolved claims made in 2004 of $15,605, times all claims existing at the end of 2004 (710), would yield an aggregate estimated potential liability of approximately $11,080,000, assuming the average payment stays the same and no new asbestos-related claims will be filed.

     It is difficult to determine if we have adequate insurance to cover these claims. There are numerous insurance carriers who have issued a number of occurrence policies to us over a period extending from the late 1960’s through approximately 1985 that still provide coverage. After approximately 1985 the policies were issued with provisions which purport to exclude coverage for asbestos related claims. The terms of our insurance policies are complex, and coverage for many types of claims is limited as to the nature of the claim and the amount of coverage available. At this time we cannot determine with any degree of accuracy the amount of coverage available. While we may be able to engage an actuary to provide us with an estimated range of aggregate future claims, we have not done so, and we cannot accurately predict the number and the nature of the claims which may be made in the future. Unless the current trend of reducing claim occurrence continues and we do not experience a significant increase in the per claim settlement amounts, these claims will likely have a material adverse effect on our financial condition and business in the future. Because of our insurance coverage, we do not anticipate any adverse effect on our financial condition to develop for at least the next three to four years if current claims trends continue. Beyond that, however, the effect of those claims is uncertain.

     On February 23, 2005 ACE Property & Casualty Company (“ACE”), Central National Insurance Company of Omaha (“Central National”) and Industrial Underwriters Insurance Company (“Industrial”), which are all related entities, filed a declaratory relief lawsuit against Metalclad Insulation Corporation and a number of Metalclad’s other liability insurers, in the Superior Court of the State of California, County of Los Angeles. ACE, Central National and Industrial issued umbrella and excess policies to Metalclad, which has sought and obtained from the plaintiffs both defense and indemnity under these policies for the asbestos lawsuits brought against Metalclad during the last four to five years. The lawsuit seeks declarations regarding a variety of coverage issues, but is centrally focused on issues involving whether historical and currently pending asbestos lawsuits brought against Metalclad are subject to either an “aggregate” limits of liability or separate “per occurrence” limits of liability. Whether any particular asbestos lawsuit is properly classified as being subject to an aggregate limit of liability depends upon whether or not the suit falls within the “products” or “completed operations” hazards found in most of the liability policies issued to Metalclad. Resolution of these classification issues will determine if, as ACE and Central National allege, their policies are nearing exhaustion of their aggregate limits and whether or not other Metalclad insurers who previously asserted they no longer owed any coverage obligations to Metalclad because of the claimed exhaustion of their aggregate limits, in fact, owe Metalclad additional coverage obligations. The lawsuit does not seek any monetary recovery from Metalclad. Nonetheless, we anticipate that we will incur attorneys fees and other associated litigation costs in defending the lawsuit and any counter claims made against us by any other insurers, and in prosecuting any claims we may seek to have adjudicated regarding our insurance coverage. In addition, this lawsuit may result in our incurring costs in connection with obligations we may have to indemnify some of our former insurers.

     In 2003, 2004 and 2005 the Judiciary Committee of the United States Senate has and continues to consider legislation to create a privately funded, publicly administered fund to provide the necessary resources for an asbestos injury claims resolution program. The latest draft of the legislation called for the fund to be funded partially by asbestos defendant companies, of which the Company is one, and partially by insurance companies. The impact, if any, this potential legislation will have on us cannot be determined at this time although the latest draft of the legislation did not appear favorable to us.

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

     In a related action, a default was entered against us in December, 2002, in favor of the same former employee referred to in the foregoing paragraph by the Mexican Federal Labor Arbitration Board, for an unspecified amount. The former employee was seeking in excess of $9,000,000 in damages as a result of his termination as an employee. The default was obtained without the proper notice being given to us, and was set aside in the quarter ended June 30, 2003. The Mexican Federal Labor Arbitration Board rendered a recommendation on December 13, 2004, to the effect that the former employee was entitled to an award of $350,000 from Entrx in connection with the termination of his employment. The award is in the form of a recommendation which has been affirmed by the Mexican Federal Court. The Company intends to continue to pursue its claims against the same employee for breach of contract, fraud, collusion and other causes of action in connection with the 1999 sale of one of the Company’s operating businesses in Mexico. The affirmed recommendation does not represent a collectible judgment against the Company either in Mexico or the United States at this time. The Company intends to defend its position in further proceedings in Mexico. We believe the likelihood of any liability based upon this recommendation is remote and therefore we believe no potential liability is owed (or necessary to be accrued) at December 31, 2004.

Claim Against Insurer

     In August of 2001, Metalclad Insulation Corporation purchased a workers’ compensation policy from American Home Assurance Company, an American International Group (“AIG”) company, for the period of September 1, 2001 to September 1, 2002. The premium for the workers’ compensation policy was to be calculated retrospectively. The American Home policy required Metalclad to pay an initial estimated premium but Metalclad’s premium is recalculated periodically, until March 1, 2006, based on actual workers’ compensation losses incurred. Metalclad also provided American Home with collateralized security for future premium adjustments in the form of a letter of credit and cash.

     In November of 2003, a dispute arose between Metalclad, on the one hand, and American Home and Metalclad’s insurance broker, Meyers-Reynolds & Associates, on the other hand regarding calculation of the first periodic premium adjustment. Specifically, American Home employed the use of a loss development factor and estimated payroll figure in its premium calculation which substantially increased the premium it charged Metalclad. As a result of that dispute, another AIG company, National Union Fire Insurance Company of Pittsburgh drew down on the above mentioned letter of credit. Metalclad believes that American Home’s calculations are inconsistent with the terms of the American Home policy and representations made by American Home and Meyers-Reynolds regarding how the premium would be calculated. Metalclad also believes that National Union was in breach of the American Home policy when it drew down on the letter of credit.

     On February 27, 2004, Entrx Corporation and Metalclad filed an action in Orange County Superior Court against American Homes, National Union and Meyers-Reynolds for breach of contract, breach of the covenant of good faith and fair dealing, declaratory relief, reformation, injunctive relief, negligent and intentional misrepresentation and breach of fiduciary duty. Entrx, Metalclad, American Home and National Union have agreed to resolve their dispute through arbitration which is scheduled to commence this spring.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders held on December 23, 2004, the following persons were elected as the members of the Board of Directors of the Company by the votes indicated:

	Number of Shares
	For	Withheld
Kenneth W. Brimmer	6,542,648	87,525
Joseph M. Caldwell	6,547,117	83,056
Peter L. Hauser	6,580,148	50,025
E. Thomas Welch	6,584,413	45,760

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCK HOLDER MATTERS

Market for Common Stock

     During the years ended December 31, 2004 and 2003, our Common Stock was traded on The Nasdaq SmallCap Market under the symbol “ENTX.” The following table sets forth, for the fiscal periods indicated, the high and low bid prices for the Common Stock as reported by Nasdaq:

	Bid Price
	High	Low
Fiscal Year Ended December 31, 2003
Quarter Ended March 31, 2003	$0.81	$0.34
Quarter Ended June 30, 2003	1.71	0.37
Quarter Ended September 30, 2003	1.45	1.00
Quarter Ended December 31, 2003	1.35	0.77

	Bid Price
	High	Low
Fiscal Year Ended December 31, 2004
Quarter Ended March 31, 2004	$1.88	$0.95
Quarter Ended June 30, 2004	1.35	0.70
Quarter Ended September 30, 2004	0.92	0.30
Quarter Ended December 31, 2004	0.85	0.34

     As of March 9, 2005, the closing bid price for the common shares in the pink sheets was $0.36.

     On December 14, 2004, the Company received a notice from the NASDAQ Stock Market that its common stock was no longer eligible to be listed on the NASDAQ Small Cap Market. This is because the bid price of Entrx’s common stock closed below $1.00 per share for 30 consecutive business days prior to June 14, 2004, and therefore did not meet the continuing inclusion criteria set forth in NASDAQ Marketplace Rule 4310(c)(4). In accordance with NASDAQ Marketplace Rule 4310(c)(8)(D), Entrx was provided 180 calendar days, or until December 13, 2004, to come back into compliance with the $1.00 per share minimum closing bid requirement. The closing bid price of Entrx’s common stock did not exceed $1.00 per share during that 180-day period, and the Company was, accordingly, notified that its common stock would be delisted from the NASDAQ Small Cap Market at the opening of business on December 23, 2004. The Company appealed NASDAQ’s determination to a NASDAQ Listing Qualifications Panel, which stayed the delisting of Entrx’s common stock pending a determination of that panel. On January 6, 2005, in a Form 8K filed by us, we indicated that NASDAQ stated that it was adding as reasons for such delisting a concern about the ability of a principal shareholder of Entrx Corporation to influence the operations and activities of Entrx Corporation.

     On February 14, 2005, NASDAQ advised the Company that a Listing Qualification Panel had acted on our appeal of the delisting determination. Our appeal was declined and the Company’s common stock is no longer listed for trading on the NASDAQ Stock Market effective as of the opening of business on February 16, 2005. Since February 16, 2005, the Company’s common stock has been trading on the pink sheets.

Shareholders of Record

     As of March 9, 2005, the approximate number of record holders of our Common Stock was 1,552.

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

Unregistered Sales of Securities

     The following table sets forth certain information regarding the sale of common stock by the Company during the calendar year 2004 in transactions which were not registered under the Securities Act of 1933 (the “Act”).

	Number of			Exemption from Registration
Date of Sale	Shares Sold	Person(s) to Whom Sold	Consideration Paid	Relied Upon Under the Act(1)
5/10/04	Options for 40,000 Shares	Members of the Board of Directors of Entrx Corporation (4 members)	Services — 40,000 Share options exercisable at $1.03 per Share	Section 4(2) of the Securities Act of 1933, as a transaction not involving a public offering.

Various times 6/1/04 — 12/1/04	Warrants for 65,000 Shares	Pandora Select Partners L.P.	Penalty for registration not being declared effective by June 1, 2004.	Section 4(2) of the Securities Act of 1933, as a transaction not involving a public offering.

8/2/04	Warrants for 50,000 Shares	Consultant	Services — 50,000 Share warrant exercisable at $0.75 per Share	Section 4(2) of the Securities Act of 1933, as a transaction not involving a public offering.

10/15/04	Options for 200,000 Shares	Chief Executive Officer	Services — 200,000 Share option exercisable at $0.50 per Share	Section 4(2) of the Securities Act of 1933, as a transaction not involving a public offering.

10/15/04	400,000 Shares	Chief Executive Officer	$200,000	Section 4(2) of the Securities Act of 1933, as a transaction not involving a public offering.

(1)	All options were acquired by the optionees and warrantholders with the understanding that the options and warrants were, and the underlying common stock upon exercise would be, acquired for investment, without a view toward distribution. Each member of the Board of Directors of Entrx Corporation and the chief executive officer of Entrx are deemed to be “accredited investors” by reason of their offices. The Consultant is also an “accredited investor.”

ITEM 6.	SELECTED FINANCIAL DATA

     The following selected financial data is derived from the consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

	Year Ended December 31,
	2004	2003	2002(3)	2001	2000
	(in thousands, except share and per share amounts)
Statement of Operations Data(1)

Revenues from continuing operations	$12,996	$12,733	$15,021	$18,008	$17,769
Income (loss) from continuing operations	611	(3,006)	(5,286)	(1,503)	(1,702)
Income (loss) from discontinued operations	—	—	—	7,079	(63)
Net income (loss)	611	(3,006)	(5,286)	5,576	(1,765)

Earnings per share:
Income (loss) per share of common stock, continuing operations — basic	$0.08	$(0.41)	$(0.69)	$(0.21)	$(0.31)

Income (loss) per share of common stock, continuing operations — diluted	$0.08	$(0.41)	$(0.69)	$(0.21)	$(0.31)

Income (loss) per share of common stock, discontinued operations — basic	$—	$—	$—	$0.98	$(0.01)

Income (loss) per share of common stock, discontinued operations — diluted	$—	$—	$—	$0.97	$(0.01)

Income (loss) per share of common stock — basic	$0.08	$(0.41)	$(0.69)	$0.77	$(0.32)

Income (loss) per share of common stock — diluted	$0.08	$(0.41)	$(0.69)	$0.77	$(0.32)

Weighted average shares outstanding — basic	7,331,203	7,303,338	7,608,823	7,200,490	5,470,002
Weighted average shares outstanding — diluted	7,405,564	7,303,338	7,608,823	7,261,568	5,470,002

Balance Sheet Data

Total assets	$10,723	$8,664	$11,063	$17,792	$11,422 (2)
Convertible notes	757	914	—	—	1,029
Convertible debentures	—	—	—	—	310
Long-term debt	219	297	308	241	186
Mortgage payable	1,540	1,587	1,494	—	—
Shareholders’ equity	5,591	3,339	6,509	13,692	6,891 (2)

Common shares outstanding	7,651,147	7,244,215	7,504,215	7,448,015	6,581,114

(1)	In the fourth quarter of 1998, the Company committed to a plan to discontinue its operations in Mexico and to seek a buyer. Consequently, the Statement of Operations Data has been restated to reflect this decision.

(2)	Restated to reflect a reclassification of $524,000 of certain related party receivables for the year ended December 31, 2000. This reclassification was made to conform with current year presentations and had the net effect of increasing total assets and shareholders’ equity each by $524,000.

(3)	Includes the operations of the Company’s majority-owned subsidiary Surg II, Inc. for the period May 30, 2002 through October 22, 2002.

     No dividends were paid or declared during the years ended December 31, 2004, 2003, 2001, or 2000. On October 22, 2002 the Company distributed 3,791,576 shares of Surg II, Inc. common stock as dividend to its shareholders of record as of the close of business on October 11, 2002. The dividend was equal to one share of Surg II, Inc. common stock for each two shares of Entrx Corporation common stock owned.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary.

     Our revenues decreased from $15,021,000 in 2002 to $12,733,000 in 2003, but slightly increased to 12,996,000 in 2004. Gross margin percentages decreased from 12.4% in 2002 to 11.2% in 2003, but increased to 14.7% in 2004. We anticipate that our revenues will continue to increase in 2005 due to the increase in our backlog at December 31, 2004 as compared to December 31, 2003, and anticipate that gross margin percentages in 2005 will approximate those of 2004.

     We had net losses in 2002 and 2003 of approximately $5,286,000 and $3,006,000 respectively. Included in these losses is $3,333,000 in 2002 resulting from a change in control charge and $1,000,000 in losses in 2003 as the result of an impairment charge on one of our investments in a privately-held company. We had net income of $611,000 in 2004, which included income of $2,125,000 related to a settlement with one of our insurers, expense of $250,000 related to a reserve established against a note receivable from a shareholder and an expense of $141,000 as the result of an impairment charge on one of our investments in a privately-held company. Without the insurance settlement we would have had an operating loss for the year. While we anticipate an improvement in overall operating results in 2005, we still project an operating loss for 2005.

     In an effort to increase shareholder value and to diversify from our insulation services business, we have made equity investments in several companies that are not in the insulation services business and which we believed had the ability to provide acceptable return on our investments. We currently have investments in two privately-held companies, $859,000 in Catalytic Solutions, Inc. and $757,000 in Clearwire Corporation, both of which are in the early stages of their business development. Our investments represent less than 5% ownership in each company and represent approximately 16% of the Company’s total assets at December 31, 2004. We recorded a $141,000 impairment charge on the Catalytic Solutions, Inc. investment in 2004 and we recorded a $1,000,000 impairment charge on the Clearwire Corporation investment in 2003. Catalytic Solutions, Inc. manufactures and delivers proprietary technology that improves the performance and reduces the cost of catalytic converters. Clearwire Corporation is a provider of non-line-of-sight plug-and-play broadband wireless access systems. Either or both of these investments could be further impaired in the future. See “Results of Operations — Other Income and Expense” and “Liquidity and Capital Resources.” We also own 190,566 shares of the common stock of VioQuest Pharmaceuticals, Inc., the common stock of which is publicly traded on the NASD Bulletin Board under the symbol “VQPH”. Of the 190,566 shares, 75,000 shares are subject to options exercisable by three current and former members of our Board of Directors at $1.25 per share. There is no market for the securities of Catalytic Solutions, Inc. or Clearwire Corporation. None of the shares of VioQuest Pharmaceuticals, Inc. may be sold by Entrx or any of its affiliates without registration under the Securities Act of 1933, or the availability of an exemption from such registration requirement.

     In January of 2005, our operating subsidiary, Metalclad Insulation Corporation (“Metalclad”), renewed its line of credit financing from the Far East National Bank, Newport Beach, California. The line of credit is for up to $1,000,000, but subject to 80% of eligible accounts receivable as defined in the loan agreement. Whether Far East Bank will be willing to renew this line of credit on October 28, 2005, when the line of credit is due, will be partially contingent upon our financial condition and compliance with certain loan covenants. Currently, the loan covenants require, among other things, that Metalclad maintain a current ratio in excess of 1.25 to 1, cash flow ratio in excess of 1.5 to 1, maintain a tangible net worth of not less than $3,000,000, a debt to worth ratio in excess of 2 to 1 and that Entrx Corporation maintain a tangible net worth of not less than $4,000,000. We were in compliance with all of the Far East Bank loan covenants for all of the periods presented. We may not be in compliance with all of the loan covenants on October 28, 2005, when the loan comes due, in which case Far East National Bank may not provide us with a renewal of our debt financing.

     Our subsidiary, Metalclad Insulation Corporation, continues to be engaged in lawsuits involving asbestos-related injury or potential injury claims. The 265 claims made in 2004 were down from the 725, 590 and 351 claims made in 2001, 2002 and 2003, respectively, although the average payment on these claims increased from $15,105 in 2002 to $21,760 in 2003, they decreased to $15,605 in 2004. These claims are currently defended and covered by insurance. We have projected that we have sufficient insurance to provide coverage for the next three to four years. This projection assumes that there is not a significant increase in the annual number of new claims and that the severity of each claim does not increase significantly. The projection also assumes that the insurance companies live up to what we believe their obligation to continue to cover our exposure with regards to these claims. Several affiliated insurance companies have brought a declaratory relief action against our subsidiary, Metalclad, as well as a number of other insurers, to resolve certain coverage issues. (See “Item 3 — Legal Proceedings — Asbestos-related Claims”) Whether we will be able to continue in business when our insurance coverage runs out is subject to a significant number of variables, which are impossible to predict. In addition, we paid approximately $304,000 and $175,000 in 2004 and 2003, respectively, in legal fees to assess and monitor the asbestos-related claims, and to assess and monitor our insurance coverage and insurance company activities involving the defense and payment of these claims. We anticipate that this cost will continue.

Results of Operations

     General. Our revenues have been generated primarily from insulation services and sales of insulation products and related materials in the United States.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003.

     Revenue. Total revenues were $12,996,000 in 2004 as compared to $12,733,000 for 2003, an increase of 2.0%. The increase from 2004 to 2003 was primarily a result of the company obtaining two major projects in the second half of 2004.

     Cost of Revenue and Gross Margin. Total cost of revenue for the year ended December 31, 2004 was $11,083,000 as compared to $11,312,000 for the year ended December 31, 2003, a decrease of 2.0%. This decrease was primarily due to the Company obtaining higher margin projects in 2004 as compared to 2003, with only a slight increase in total revenues. The gross margin as a percentage of revenue was approximately 14.7% for the year ended December 31, 2004 compared to 11.2% for the year ended December 31, 2003. The gross margin percentage increased primarily due to the Company obtaining higher margin contracts and due to unanticipated labor and material costs on certain fixed bid projects during the first quarter of 2003 that did not occur in 2004.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $2,728,000 for the year ended December 31, 2004 as compared to $3,786,000 for the year ended December 31, 2003, a decrease of 28% due primarily to decreases in board fees, insurance expense, consulting and financing expenses offset by an increase in legal expenses. Insurance expense decreased due to the decreased cost of Directors and Officers insurance and to a decrease in charges related to workers compensation insurance. Financing expenses decreased due to the costs associated with obtaining a new bank line of credit and a mortgage on our facilities in California, and the obtaining of additional financing through the issuance of convertible promissory notes that occurred in 2003 that did not occur in 2004.

     Other Operating Expense. For the year ended December 31, 2004, we established a reserve of $250,000 against the note receivable from Blake Capital Partners, LLC (“Blake”). The reserve was established based upon the Company’s estimate of the collectibility of the note receivable. For the year ended December 31, 2003, we reversed an allowance of $387,000 related to a non-recourse loan to Blake. Blake is a limited liability company wholly-owned by Wayne W. Mills, the Company’s former (prior to October 15, 2004) President and Chief Executive Officer. During 2003, we amended the note with Blake to our net benefit, such that the new note is now with full recourse to Blake and guaranteed by Mr. Mills. Since this was a non-recourse loan, we had adjusted the carrying value of the note to the value of the collateral as of December 31, 2002, and then recorded an allowance of $387,000. The collateral consists of 500,000 shares of the Company’s common stock and 250,000 shares of the $0.01 par value common stock of VioQuest Pharmaceuticals, Inc. (OTC Bulletin Board: VQPH). (See “Liquidity and Capital Resources” under this Item 7 below)

     Interest Income and Expense. Interest expense for the year ended December 31, 2004 was $438,000 as compared with interest expense of $172,000 for the year ended December 31, 2003. The increase in 2004 as compared to 2003 was primarily due to the interest payable on a convertible note which the Company issued in December 2003 for $1,300,000 and expenses related to issuing warrants to the noteholder for failing to have a registration statement declared effective covering the shares that the note could be converted into and the warrants issued in conjunction with the note. Interest income decreased from $154,000 in the year ended December 31, 2003 to $117,000 in the year ended December 31, 2004, primarily due to a lower interest rate on the loan to Blake Capital Partners, LLC (an affiliate of Wayne W. Mills, the Company’s former President and Chief Executive officer).

     Other Income and Expense. Income related to an insurance settlement for the year ended December 31, 2004 was $2,125,000. The income was due to a settlement agreement releasing one of our insurers from its policy obligations, net of reserves of $375,000. Based on past experience related to asbestos insurance coverage, we believe that the Agreement we entered into in June 2004, will result in a probable loss contingency for future insurance claims based on the indemnification provision in the Agreement. Although we are unable to estimate the exact amount of the loss, we believe at this time the reasonable estimate of the loss will not be less than $375,000 or more than $2,500,000 (the $2,500,000 represents the maximum loss we would have based on the indemnification provision in the Agreement). Based on the information available to us, no amount in this range appears at this time to be a better estimate than any other amount. The $375,000 estimated loss contingency noted in the above range represents 15% of the $2,500,000 we received and is based upon our attorney’s informal and general inquiries to an insurance company of the cost for us to purchase an insurance policy to cover the indemnification provision we entered into. We recorded a reserve of $375,000 at the time we entered into the Agreement and nothing has come to our attention that would require us to record a different estimate at December 31, 2004. The adequacy of the reserve will be evaluated quarterly since an insurance policy has not been purchased.

     In an effort to increase shareholder value and to diversify from our insulation services business, we have made equity investments in several companies that are not in the insulation services business and which we believe have the ability to provide acceptable return on our investments. For the year ended December 31, 2004, we recognized an impairment charge of $141,000 related to one of our investments in a privately-held company and for the year ended December 31, 2003, we recognized an impairment charge of $1,000,000, related to one of our investments in a different privately-held company. The impairment charges were due to the decline in the fair value below the cost basis that was judged to be other than temporary. We recognized a $15,000 loss on sale of available-for-sale securities in the year ended December 31, 2003.

     In March 2003, the Company converted advances to Zamba Corporation into 415,340 shares of NextNet Wireless, Inc. Series A Preferred Stock owned by Zamba. NextNet is a privately held provider of non-line-of-sight plug-and-play broadband wireless access systems. Each preferred share was convertible into three shares of common stock. On March 16, 2004, the Company was notified that a merger had occurred between NextNet and Clearwire Corporation (“Clearwire”). The principals of Clearwire have experience in the wireless communication industry.

     Under the terms of the merger, the Company will receive warrants to purchase 290,738 shares of the class A common stock of Clearwire in exchange for the 415,340 shares of Series A Preferred Stock that it owns of NextNet. The warrants the Company will receive from Clearwire will have an exercise price of $4.00 per share, are immediately exercisable and have a term which terminates after the earlier of six years or upon the occurrence of certain events which gives the holders of the warrant liquidity with respect to the underlying common stock. Based upon the foregoing, the Company determined that there had been an other-than-temporary decline in the fair value of its investment below the cost and recorded an impairment charge of $1,000,000 for the year ended December 31, 2003. The Company valued the warrants received at $756,889 using the Black-Scholes pricing model using 113% as the volatility, 1.24% as the risk free interest rate, an expected life of six years, $3.28 as the stock price and no expected dividends. The $3.28 per share value was received by us verbally from the Chief Financial Officer of NextNet in March 2004, and represented to us to be based upon a fairness opinion provided to Clearwire in connection with the merger of NextNet and Clearwire. We have no other information available to us upon which to base the $3.28 per share value. The Company has not obtained, and will not obtain, an independent appraisal of the value of the warrants.

     Net Income (Loss). We experienced net income of $611,000 (or income of $0.08 per share) for the year ended December 31, 2004, as compared to net loss of $3,006,000 (or a loss of $0.41 per share) for the comparable period ended December 31, 2003. The net income of $611,000 for the year ended December 31, 2004 included income of $2,125,000 related to an insurance settlement, expense of $250,000 related to a reserve established against a note receivable from a shareholder and an expense of $141,000 as the result of an impairment charge on one of our investments in a privately-held company. The net loss of $3,006,000 for the year ended December 2003 included a $1,000,000 impairment charge on one of our investments in a privately-held company.

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

     Cost of Revenue and Gross Margin. Total cost of revenue for the year ended December 31, 2003 was $11,312,000 as compared to $13,158,000 for the year ended December 31, 2002, a decrease of 14.0%. This decrease was primarily due to the decrease in revenue. The gross margin as a percentage of revenue was approximately 11.2% for the year ended December 31, 2003 compared to 12.4% for the year ended December 31, 2002. The gross margin percentage decreased primarily due to unanticipated labor and material costs on certain fixed bid projects during the first quarter of 2003. Throughout the year our gross margin as a percentage of revenue steadily increased from (1.7)% in the first quarter, to 14.3% in the second quarter, to 16.7% in the third quarter and finally to 20% in the fourth quarter.

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

     Other Operating Expense. For the year ended December 31, 2003, we reversed an allowance of $387,000 related to a non-recourse loan to Blake Capital Partners, LLC. Blake Capital Partners, LLC is a limited liability company wholly-owned by Wayne W. Mills, the Company’s former (prior to October 15, 2004) President and Chief Executive Officer. During 2003, we amended the note with Blake Capital Partners, LLC to our net benefit, such that the new note is now with full recourse to Blake Capital Partners, LLC, and guaranteed by Mr. Mills. Since this was a non-recourse loan, we had adjusted the carrying value of the note to the value of the collateral as of December 31, 2002, and then recorded an allowance of $387,000. The collateral consists of 500,000 shares of the Company’s common stock and 250,000 shares of the $0.01 par value common stock of VioQuest Pharmaceuticals, Inc. (OTC Bulletin Board: VQPH). (See “Liquidity and Capital Resources” under this Item 7 below)

     Change in Control Charges. On December 20, 2001, Wayne Mills filed Form 13D/A with the Securities and Exchange Commission, indicating his intent to seek a change in management and the Board of Directors of the Company. Mr. Mills indicated that, absent a cooperative solution, he would seek shareholder consents to replace the entire Board.

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

     In connection with their resignations, the Company issued Mr. Kesler 140,000 shares of the Company’s common stock valued at $359,800, forgave a loan due from Mr. Kesler in the amount of $543,000 in exchange for future consulting services, which were minimal, and paid Mr. Kesler $832,000 in cash. The Company charged to expense the full amount of the loan forgiveness during the year ended December 31, 2002. In addition, the Company issued Mr. Dabbene 86,000 shares of the Company’s common stock valued at $221,020 and paid Mr. Dabbene $637,000 in cash. These cash payments and stock issuances were in lieu of compensation which would otherwise be due under change of control provisions contained in previously executed and adopted employment contracts, which were amended and restated as of January 1, 2002. Under the employment agreements, Mr. Kesler and Mr. Dabbene were entitled to $2,409,700 and $1,441,180 of termination compensation, respectively, and we were required to provide them with health and life insurance for a period of three years. In addition to the stock issuances and cash payments, all outstanding unvested stock options held by the prior Board of Directors, including Messrs. Kesler and Dabbene, were immediately vested and became exercisable. Messrs. Kesler and Dabbene each agreed to act as our consultants under two-year and three-month consulting agreements, respectively. In addition to the payment discussed above, Mr. Dabbene’s compensation for consulting was $5,000 per month. A portion of the cash payments due to Mr. Kesler and Mr. Dabbene ($482,000 and $425,000, respectively) was deposited by us as income and payroll tax withholding on the total compensation paid to each of them.

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

     Other Income and Expense. In an effort to increase shareholder value and to diversify from our insulation services business, we have made equity investments in several companies that are not in the insulation services business and which we believe have the ability to provide acceptable return on our investments.. For the year ended December 31, 2003, we recognized an impairment charge of $1,000,000 related to one of our investments in a privately-held company. The impairment charge was due to the decline in the fair value below the cost basis that was judged to be other than temporary. We recognized a $15,000 loss on sale of available-for-sale securities in the year ended December 31, 2003, and a $57,000 gain on sale of available-for-sale securities in the year ended December 31, 2002.

     In March 2003, the Company converted approximately $1,757,000 of advances made to Zamba Corporation into 415,340 shares of NextNet Wireless, Inc. Series A Preferred Stock owned by Zamba. NextNet is a privately held provider of non-line-of-sight plug-and-play broadband wireless access systems. Each preferred share was convertible into three shares of common stock. On March 16, 2004, the Company was notified that a merger had occurred between NextNet and Clearwire Corporation (“Clearwire”). The principals of Clearwire have experience in the wireless communication industry.

     Under the terms of the merger, the Company will receive warrants to purchase 290,738 shares of the class A common stock of Clearwire in exchange for the 415,340 shares of Series A Preferred Stock that it owns of NextNet. The warrants the Company will receive from Clearwire will have an exercise price of $4.00 per share, are immediately exercisable and have a term which terminates after the earlier of six years or upon the occurrence of certain events which gives the holders of the warrant liquidity with respect to the underlying common stock. Based upon the foregoing, the Company determined that there had been an other-than-temporary decline in the fair value of its investment below the cost and recorded an impairment charge of $1,000,000 for the year ended December 31, 2003. The Company valued the warrants received using the Black-Scholes pricing model using 113% as the volatility, 1.24% as the risk free interest rate, an expected life of six years, $3.28 as the stock price and no expected dividends. The $3.28 per share value was received by us verbally from the Chief Financial Officer of NextNet in March 2004, and represented to us to be based upon a fairness opinion provided to Clearwire in connection with the merger of NextNet and Clearwire. We have no other information available to us upon which to base the $3.28 per share value. The Company has not obtained, and will not obtain, an independent appraisal of the value of the warrants.

     Net Loss. We experienced a net loss of $3,006,000 (or a loss of $0.41 per share) for the year ended December 31, 2003, as compared to a net loss of $5,286,000 (or a loss of $0.69 per share) for the comparable period ended December 31, 2002. The $5,286,000 net loss from continuing operations for the year ended December 31, 2002, included the change in control charges of $3,333,000, and the net loss of $3,006,000 for the year ended December 2003 included a $1,000,000 impairment charge on one of our investments in a privately-held company.

Liquidity and Capital Resources

     As of December 31, 2004, we had $2,357,000 in cash and cash equivalents and $152,000 in available-for-sale securities. The Company had working capital of $2,303,000 as of December 31, 2004. Our subsidiary, Metalclad Insulation

Corporation, had a line of credit with Far East National Bank, Newport Beach, California. The line of credit agreement with Far East National Bank matured on October 28, 2004 which maturity date was extended to December 1, 2004, was further extended to January 14, 2005 and was further extended to January 27, 2005, and bore interest at a floating rate based upon the bank’s prime rate plus 1.0%. Borrowings under the agreement were limited to $1,000,000 plus the amount of cash collateral posted, up to $500,000, in the form of certificate of deposit at the bank. At December 31, 2004, we had a balance of $1,000,000 outstanding on this line of credit. On January 27, 2005, the Company renewed its line of credit with Far East National Bank. The renewed line of credit is for up to $1,000,000, subject to 80% of eligible accounts receivable as defined in the loan agreement, and bears interest at a floating rate based upon the bank’s prime rate plus 1.5%. The new line of credit agreement with Far East National Bank matures on October 28, 2005. As of December 31, 2004, the last period a compliance check of the covenants was required, we were in compliance with the covenants in the loan agreement with Far East National Bank. The loan agreement with Far East National Bank calls for the covenants to be measured on a quarterly basis.

     Cash provided by continuing operations was $991,000 for 2004, compared with cash provided by continuing operations of $227,000 in 2003. For 2002, $6,939,000 of cash was used in continuing operations. Our net income (which included an insurance settlement of $2,125,000) and non-cash expenses for depreciation and amortization, an allowance on shareholder note receivable and an impairment charge on one of our investments in a privately-held company provided cash flows in the year ended December 31, 2004. In addition, $308,000 of cash was also provided from continuing operations in 2004 due to an increase in accounts payable and accrued expenses primarily related to reserve established on the insurance settlement. An increase in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts used cash in the year ended December 31, 2004. A decrease in billings in excess of costs and estimated earnings on uncompleted contracts used $200,000 of cash in the year ended December 31, 2004.

     Cash flows were used primarily to fund operating losses for continuing operations in each of the years, 2003 and 2002, which were partially offset by non-cash expenses for depreciation and amortization. In 2003, there was also a $1,000,000 non-cash expense related to an impairment charge for one of our investments in a privately-held company and a non-cash item related to the allowance on officer’s receivable that decreased cash flows by $387,000. In 2002, we placed $2,111,000 of cash in a certificate of deposit at a bank to secure a standby letter of credit payable to a customer in lieu of a performance bond. The letter of credit and the certificate of deposit matured on July 1, 2003. At December 31, 2002, we recorded the certificate of deposit as restricted cash. On March 25, 2003, the letter of credit was cancelled and the CD was released as collateral which provided $2,111,000 of cash in 2003.

     In 2003, $814,000 of cash was provided from continuing operations due to a decrease in costs and estimated earnings in excess of billings on uncompleted contracts, a decrease in other receivables, and an increase in billings in excess of costs and estimated earnings on uncompleted contracts. There was also a non-cash item related to the allowance on officer’s receivable that decreased cash flows by $387,000 in 2003. A decrease in accounts payable used $486,000 of cash in 2003.

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

     Net investing activities provided $22,000 in the year ended December 31, 2004 and used $643,000 and $6,723,000 of cash in 2003 and 2002, respectively. Additions to property and equipment used $87,000, $150,000 and $2,258,000 in 2004, 2003 and 2002, respectively, primarily for our subsidiary, Metalclad Insulation Corporation. In 2004, payment received on shareholder’s receivable and proceeds from sales of assets provided cash.

     In an effort to increase shareholder value and to diversify from our insulation services business, the Company made equity investments in several companies that are not in the insulation services business and which we believed had the ability to provide acceptable returns on our investments.

     On November 4, 2002, we entered an agreement whereby we would advance up to $2.5 million to Zamba Corporation (“Zamba”). Although the advance was characterized as a note receivable, the intent of the parties was to have the advance, when fully funded, converted into common stock of Zamba, or at the Company’s option, was payable by Zamba in shares of NextNet Wireless, Inc. (“NextNet”) Series A Preferred Stock owned by Zamba. The note was not repayable in cash. The agreement also gave us the option to acquire additional shares of NextNet Series A Preferred Stock. We had advanced $1,000,000 as of December 31, 2002. On January 13, 2003, we advanced $100,000, and on February 17, 2003, advanced an additional $650,000. On February 17, 2003, we amended the agreement with Zamba whereby the total amount we would advance to Zamba was reduced to $1,750,000. In connection with this amendment, provisions allowing us to convert the advances into Zamba’s common stock and our option to purchase an additional 750,000 shares of NextNet Series A Preferred Stock from Zamba were removed. Since the advances were never intended to be repayable in cash, but were repayable through conversion into shares of Zamba’s NextNet Series A Preferred Stock, the Company recorded all advances as an investment into Zamba and NextNet On March 31, 2003, the agreement expired and the advances were converted into 415,340 shares of NextNet Series A Preferred Stock. Each share of NextNet Series A Preferred Stock is convertible into three shares of NextNet common stock. On November 4, 2002, Wayne W. Mills, the Company’s President, owned approximately 6.3% of the outstanding common stock of Zamba and approximately 3.3% of NextNet.

     On March 16, 2004, the Company was notified that merger had occurred between NextNet and Clearwire Corporation (“Clearwire”). The principals of Clearwire have experience in the wireless communication industry.

     Under the terms of the merger, the Company will receive warrants to purchase 290,738 shares of the class A common stock of Clearwire in exchange for the 415,340 shares of Series A Preferred Stock that it owns of NextNet. The warrants the Company will receive from Clearwire will have an exercise price of $4.00 per share, are immediately exercisable and have a term which terminates after the earlier of six years or upon the occurrence of certain events which gives the holders of the warrant liquidity with respect to the underlying common stock. Based upon the foregoing, the Company determined that there had been an other-than-temporary decline in the fair value of its investment below the cost and recorded an impairment charge of $1,000,000 for the year ended December 31, 2003. The Company valued the warrants received using the Black-Scholes pricing model using 113% as the volatility, 1.24% as the risk free interest rate, an expected life of six years, $3.28 as the stock price and no expected dividends. The $3.28 per share value was received by us verbally from the Chief Financial Officer of NextNet in March 2004, and represented to us to be based upon a fairness opinion provided to Clearwire in connection with the merger of NextNet and Clearwire. We have no other information available to us upon which to base the $3.28 per share value. The Company has not obtained, and will not obtain, an independent appraisal of the value of the warrants.

     In 2002, $2,047,000 of the additions to property related to the purchase of the building housing the business at Metalclad Insulation Corporation. Also in 2002, we used $3,300,000 to acquire and distribute 3,791,576 shares of Surg II, Inc. common stock to our shareholders as a dividend. Additionally in 2002 we used $197,000 for net purchases of available-for-sale securities.

     Cash used by financing activities totaled $226,000 in 2004 compared with cash provided by financing activities of $1,216,000 and $1,372,000 in 2003 and 2002, respectively. Long-term borrowings provided $78,000, $121,000 and $190,000 of cash in 2004, 2003 and 2002, respectively and payments on long-term borrowings used $220,000, $133,000 and $123,000 of cash in 2004, 2003 and 2002, respectively. Payments on the convertible note payable used $283,000 of cash and the sale of common stock provided $200,000 of cash in 2004. We used $159,000 and $222,000 of cash in 2003 and 2002, respectively, to repurchase 260,000 and 194,800 shares, respectively, of our outstanding common stock.

     In 2003, our subsidiary, Metalclad Insulation Corporation, obtained a new line of credit and mortgage with Far East National Bank (“Far East”), and repaid its prior line of credit and mortgage with Community Bank. The line of credit agreement with Far East matured in October 2004 which maturity date was extended to December 1, 2004, was further extended to January 14, 2005 and was further extended to January 27, 2005, and bore interest at a floating rate based upon the bank’s prime rate plus 1.0% (5.00% on the date of the loan). The line of credit was secured by certain assets of the Company. Borrowings under the agreement were limited to $1,000,000 plus the amount of cash collateral posted, up to $500,000, in the form of certificate of deposit at the bank. Metalclad Insulation Corporation also obtained a $1,596,000 mortgage on the building from Far East that matures in October 2008, and bears interest at a floating rate based upon the bank’s prime rate plus 1% (5.00% on the date of the loan). The line of credit agreement and the mortgage with Far East include cross default provisions. The line of credit and mortgage are guaranteed by our President, Wayne W. Mills, who received a fee for such guarantees of $92,880.

     On January 27, 2005, we renewed our line of credit with Far East National Bank. The renewed line of credit is for up to $1,000,000, subject to 80% of eligible accounts receivable as defined in the loan agreement, and bears interest at a floating rate based upon the bank’s prime rate plus 1.5%. The line of credit is secured by certain of our assets and personally guaranteed by the Company’s former CEO. The new line of credit agreement with Far East National Bank matures on October 28, 2005.

     In December 2003, we issued a $1,300,000, 10% convertible promissory note to Pandora Select Partners L.P. The note is payable interest only through April 15, 2004, and thereafter is payable in equal monthly installments over the next 33 months. The note is convertible by the noteholder into common stock of the Company at $1.35 per share, and allows us, subject to certain conditions and limitations, to make monthly installment payments with our common stock at a price per share approximating the then market value. In connection with the financing we paid a 3% origination fee, issued a five year warrant for the purchase of 400,000 shares of the Company’s common stock at $1.50 per share (adjusted to $1.44), and granted the noteholder a security interest in 249,200 shares of NextNet Wireless, Inc. Series A Preferred Stock (which are now convertible into 174,440 warrants to purchase Clearwire common stock), and 33,800 shares of Catalytic Solutions, Inc. Series C Preferred Stock, owned by the Company. The proceeds of $1,300,000 were allocated between the note, and the fair value of the warrants based on using the Black Scholes pricing model. The resulting original issue discount, the fair value of the warrant, and the beneficial conversion of the note payable into common stock as defined in EITF 00-27 (“Application of Issue No. 98-5 to Certain Convertible Instruments”), is being amortized over the life of the note using the straight-line method, which approximates the interest method. In addition, we entered into a registration rights agreement whereby we agreed to file a registration statement with the U.S. Securities and Exchange Commission, covering the issuance or resale of the shares of the Company’s common stock which may be issued in connection with the note and warrant issued to the noteholder. The note, the warrant and the registration rights agreement have cross default provisions. The note is personally guaranteed by the Company’s former President, Wayne W. Mills, for which he was not compensated. (See Note 11)

     On February 14, 2003, we obtained a $750,000 loan from Venture Bank. The loan had a term of six months and carried an interest rate of 6.5%. On April 1, 2003, we repaid the loan.

     In 2001, $1,255,000 was loaned to an affiliate of Wayne W. Mills, Blake Capital Partners, under a note (“Note”) secured by 500,000 shares of the Company’s common stock and any dividends received on those shares. At the time the loan was made, Mr. Mills was a principal shareholder of the Company, and was subsequently elected as the Company’s President and Chief Executive Officer. The Board of Directors of the Company negotiated an amendment to the security agreement (the “Amended and Restated Security Agreement”) which it believed to be beneficial to the Company. The Note as amended (the “New Note”) is in the principal amount of $1,496,370, and now provides for an October 31, 2007 due date, with interest at 2% over the prime rate established by Wells Fargo Bank, NA in Minneapolis, Minnesota, adjusted on March 1 and September 1 of each year, instead of the 12% rate established in the Note. Interest only is payable commencing March 1, 2004, and at the end of each six-month period thereafter. The New Note is with full recourse to Blake Capital Partners, which has minimal assets, other than 500,000 common shares of the Company’s common stock and 250,000 shares of VioQuest Pharmaceuticals, Inc., all of which are being held by the Company as collateral for the New Note. The Amended and Restated Security Agreement, unlike the original Security Agreement, does not require us, or permit Blake Capital Partners or Mr. Mills, to cancel the shares of the Company’s common stock held as collateral as full payment of the loan, or require us to apply the value of those cancelled shares at $2.50 per share against the principal balance of the amounts due. In addition, Mr. Mills has personally guaranteed the repayment of the New Note. Other financial obligations of Mr. Mills, including his guarantees of approximately $3,557,000 of our debt (not including the New Note) as of December 31, 2004, could impair his ability to fulfill his obligations as a guarantor of the New Note. Any amounts paid by Mr. Mills on his guarantees of our debt would reduce the obligations of Blake Capital Partners and Mr. Mills on the New Note by the same amount.

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

     The number of asbestos-related cases which have been initiated naming us (primarily Metalclad Insulation Corporation) as a defendant had increased from approximately 254 in 1999, to 527 in 2000 and to 725 in 2001. The number of cases filed slightly decreased to approximately 590 in 2002, decreased to approximately 351 in 2003, and further decreased to approximately 265 in 2004. At December 31, 2001, 2002, 2003, and 2004 there were, respectively, approximately 1,009, 988, 853 and 710 cases pending. It had been previously improperly reported in the Company’s Forms 10K for the period ended on December 31, 2002, filed with the Securities and Exchange Commission, that there were approximately 660 cases pending at December 31, 2002, and 700 cases pending at the end of 2001.

     Set forth below is a table for the years ended December 31, 2001, 2002, 2003 and 2004, which sets forth for each such year the approximate number of asbestos-related cases filed, the number of such cases resolved by dismissal or by trial, the number of such cases resolved by settlement, the total number of resolved cases, the number of filed cases pending at the end of such year, the total indemnity paid on all resolved cases, the average indemnity paid on all settled cases and the average indemnity paid on all resolved cases:

	2001	2002	2003	2004
New cases filed	725	590	351	265
Judgments and dismissals	162	382	311	311
Settled cases	158	229	175	97
Total resolved cases(1)	320	611	486	408
Pending cases(1)	1,009	988	853	710
Total indemnity payment	$8,486,348	$9,244,000	$10,618,700	$6,366,750
Average indemnity paid on settled cases	$53,711	$40,366	$60,678	$65,637
Average indemnity paid on all resolved cases	$26,520	$15,129	$21,849	$15,605

(1)	Total resolved cases includes, and the number of outstanding cases excludes, cases which have been settled but which have not been closed for lack of final documentation or payment.

     Although, the number of claims made in 2002, 2003 and 2004 reflected a downward trend from 2001, and the number of cases pending on December 31, 2004, dropped from those pending on December 31, 2003, it cannot be assumed that this trend will continue. The sympathies of juries, the aggressiveness of the plaintiff’s bar, and the declining defendant base as a result of business failures, has also led to a trend of larger payments and settlements on settled cases.

     Although defense costs are included in our insurance coverage, we expended $220,000, $174,000 and $304,000 in 2002, 2003 and 2004, respectively, to administer the asbestos claims. These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies. Total alleged damages are not ascertainable, in part because damage claims alleged are often made in terms an excess of a particular number. Multiplying the average payment of resolved claims made in 2004 of $15,605, times all claims existing at the end of 2004 (710), would yield an aggregate estimated potential liability of approximately $11,080,000, assuming the average payment stays the same and no new asbestos-related claims will be filed.

     It is difficult to determine if we have adequate insurance to cover these claims. There are numerous insurance carriers who have issued a number of occurrence policies to us over a period extending from the late 1960’s through approximately 1985 that still provide coverage. After approximately 1985 the policies were issued with provisions which purport to exclude coverage for asbestos related claims. The terms of our insurance policies are complex, and coverage for many types of claims is limited as to the nature of the claim and the amount of coverage available. At this time we cannot determine with any degree of accuracy the amount of coverage available. While we may be able to engage an actuary to provide us with an estimated range of aggregate future claims, we have not done so, and we cannot accurately predict the number and the nature of the claims which may be made in the future. Unless the current trend of reducing claim occurrence continues and we do not experience a significant increase in the per claim settlement amounts, these claims will likely have a material adverse effect on our financial condition and business in the future. Because of our insurance coverage, we do not anticipate any adverse effect on our financial condition to develop for at least the next three to four years if current claims trends continue. Beyond that, however, the effect of those claims is uncertain.

     On February 23, 2005 ACE Property & Casualty Company (“ACE”), Central National Insurance Company of Omaha (“Central National”) and Industrial Underwriters Insurance Company (“Industrial”), which are all related entities, filed a declaratory relief lawsuit against Metalclad Insulation Corporation and a number of Metalclad’s other liability insurers, in the Superior Court of the State of California, County of Los Angeles. ACE, Central National and Industrial issued umbrella and excess policies to Metalclad, which has sought and obtained from the plaintiffs both defense and indemnity under these policies for the asbestos lawsuits brought against Metalclad during the last four to five years. The lawsuit seeks declarations regarding a variety of coverage issues, but is centrally focused on issues involving whether historical and currently pending asbestos lawsuits brought against Metalclad are subject to either an “aggregate” limits of liability or separate “per occurrence” limits of liability. Whether any particular asbestos lawsuit is properly classified as being subject to an aggregate limit of liability depends upon whether or not the suit falls within the “products” or “completed operations” hazards found in most of the liability policies issued to Metalclad. Resolution of these classification issues will determine if, as ACE and Central National allege, their policies are nearing exhaustion of their aggregate limits and whether or not other Metalclad insurers who previously asserted they no longer owed any coverage obligations to Metalclad because of the claimed exhaustion of their aggregate limits, in fact, owe Metalclad additional coverage obligations. The lawsuit does not seek any monetary recovery from Metalclad. Nonetheless, we anticipate that we will incur attorneys fees and other associated litigation costs in defending the lawsuit and any counter claims made against us by any other insurers, and in prosecuting any claims we may seek to have adjudicated regarding our insurance coverage. In addition, this lawsuit may result in our incurring costs in connection with obligations we may have to indemnify some of our former insurers.

     In 2003, 2004 and 2005, the Judiciary Committee of the United States Senate has and continues to consider legislation to create a privately funded, publicly administered fund to provide the necessary resources for an asbestos injury claims resolution program. The latest draft of the legislation calls for the fund to be funded partially by asbestos defendant companies, of which the Company is one, and partially by insurance companies. The impact, if any, this potential legislation will have on us cannot be determined at this time, although the latest draft of the legislation did not appear favorable to us.

     The following summarizes our contractual obligations at December 31, 2004. The long-term debt consists of various notes payable to a finance company for vehicles used in the ordinary course of the Company’s insulation business (See Note 13).

	Total	1 Year or Less	1-3 Years	4-5 Years	Over 5 Years
Long-term debt	$219,125	$124,767	$94,358	$—	$—
Capitalized lease obligation	11,955	11,955	—	—	—
Note payable to bank	1,000,000	1,000,000	—	—	—
Mortgage payable	1,540,481	43,980	1,496,501	—	—
Note payable	1,016,736	461,767	554,969	—	—

Total	$3,788,297	$1,642,469	$2,145,828	$—	$—

     During 2004, 2003, and 2002, we did not pay or declare any cash dividends and do not intend to pay any cash dividends in the near future.

     The Company projects that its subsidiary, Metalclad Insulation Corporation, will be able to generate sufficient cash flows through operations to meet its cash requirements for at least the next twelve months. The Company currently has enough cash to meet its cash needs over the next 1 months. Without the transfer of cash from Metalclad Insulation Corporation, the Company will need to obtain additional cash to meet its needs beyond that period, either through additional debt financing or the sale of some of its investments. The Company is not certain that cash will be available from either of these two sources. If the Company is required to obtain additional financing or sell any of its investments, it may not be on terms or at a price which is favorable to the Company.

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

Significant Accounting Policies

     Our critical accounting policies are those both having the most impact to the reporting of our financial condition and results, and requiring significant judgments and estimates. Our critical accounting policies include those related to (a) revenue recognition, (b) investments in unconsolidated affiliates and (c) allowances for uncollectible notes and accounts receivable. Revenue recognition for fixed price insulation installation and asbestos abatement contracts are accounted for by the percentage-of-completion method, wherein costs and estimated earnings are included in revenues as the work is performed. If a loss on a fixed price contract is indicated, the entire amount of the estimated loss is accrued when known. Revenue recognition on time and material contracts is recognized based upon the amount of work performed. We have made investments in privately-held companies, which can still be considered to be in the startup or development stages. The investments at less than 20% of ownership are initially recorded at cost and the carrying value is evaluated quarterly. We monitor these investments for impairment and make appropriate reductions in carrying values if we determine an impairment charge is required based primarily on the financial condition and near-term prospects of these companies. These investments are inherently risky, as the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. Notes and accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on our evaluation of the financial condition of the noteholder or customer. Future changes in the financial condition of a noteholder or customer may require an adjustment to the allowance for uncollectible notes and accounts receivable.

New Accounting Pronouncements

     In December 2003, FASB issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (FIN 46R). FIN 46R states that companies that have exposure to the economic risks and potential rewards from another entity’s assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all special-purpose entities by the end of the first reporting period ending after December 15, 2003. FIN 46R shall be applied to all variable interest entities by the end of the first reporting period ending after March 15, 2004, for enterprises that are not small business issuers or December 15, 2004 for enterprises that are small business issuers. The Company adopted FIN 46R with its joint venture with Curtom Metalclad which did not have a material effect on the consolidated financial statements.

     In November 2004, FASB issued SFAS No. 151 “Inventory Costs” amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 151 to have a material effect on its consolidated financial statements.

     In December 2004, FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets” which amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” APB No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date SFAS No. 153 was issued. SFAS No. 153 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 153 to have a material effect on its consolidated financial statements.

     In December 2004, FASB issued SFAS No. 123R which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expressed no preference for the type of valuation model. SFAS No. 123R is effective for enterprises that are not small business issuers as of the beginning of interim or annual reporting periods that begin after June 15, 2005. The impact of SFAS No. 123R has not been determined by the Company.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The fair value of our investments in available-for-sale securities at December 31, 2004 was approximately $152,000. The Company’s investment policy is to manage its available-for-sale securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio. The principal available-for-sale securities are shares of VioQuest Pharmaceuticals, Inc. stock (OTCBB VQPH). Specific changes in the value of the common stock of VioQuest Pharmaceuticlas, Inc. will affect the fair value of the available-for-sale securities portfolio; however, such gains or losses would not be realized unless the investments were sold.

     Our long-term debt, note payable, and mortgage payable are subject to interest rate risk since the interest rate is not a fixed rate. We do not expect any fluctuations in the interest rates to have a material effect on our consolidated financial position or results of operations. The impact to net income with a 1% increase in prime rate would be approximately $25,000.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and schedules listed in the accompanying Index to Consolidated Financial Statements are attached hereto and filed as a part of this Report under Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

ITEM 9A.	CONTROLS AND PROCEDURES

     We carried out an evaluation, with the participation of our chief executive and chief financial officers, of the effectiveness, as of December 31, 2004, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, made at the end of the period, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission, and that there has been no significant change in such internal control, or other factors which could significantly affect such controls including any corrective actions with regard to significant deficiencies or material weaknesses, since our evaluation.

     The Company has a limited number of employees and is not able to have proper segregation of duties based on the cost benefit of hiring additional employees solely to address the segregation of duties issue. We determined the risks associated with the lack of segregation of duties are insignificant based on the close involvement of management in day-to-day operations (i.e. tone at the top, corporate governance, officer oversight and involvement with daily activities, and other company level controls). The Company has limited resources available and the limited amount of transactions and activities allow for compensating controls.

ITEM 9B.	OTHER INFORMATION

     None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

     The name, initial year of service as a director, age, and position or office of each member of our board of directors, is as follows:

Name	Director Since	Age	Position

Peter L. Hauser	2004	63	President, Chief Executive Officer, Chairman of the Board and Director

Kenneth W. Brimmer(1)(2)(3)	2002	49	Director

Joseph M. Caldwell(4)(5)(6)	2002	37	Director

E. Thomas Welch(7)	2004	66	Director

(1)	Member of the Audit Committee since June 2002.

(2)	Member of the Compensation Committee and Nominating Committee since February 2002.

(3)	Member of the Stock Option Committee since September 2002.

(4)	Member of the Audit Committee and Stock Option Committee since March 2003.

(5)	Member of the Nominating Committee since April 2004.

(6)	Member of the Compensation Committee since December 2004.

(7)	Member of the Audit, Compensation, Nominating and Stock Option Committees since December 2004.

     The business experience, principal occupations and directorships in publicly-held companies of the members of our board of directors are set forth below.

     Peter L. Hauser has been the chairman, president and chief executive officer of Entrx Corporation since October 15, 2004, and expects to devote approximately one-third of his working time to such office. Mr. Hauser is a founder, and has been the principal owner and chairman of the board of directors, of Health Care Financial Solutions, Inc., since March 2003. Health Care Financial Solutions, Inc., with its office in St. Paul, Minnesota, is engaged in the development and marketing of a health care claims administration software system for use by third-party health care plan administrators. Mr. Hauser was an account executive at Feltl & Company, a Minneapolis, Minnesota securities brokerage firm, from April 2003 until June 2003. From 1977 through April 2003, Mr. Hauser was employed at Equity Securities Trading Co., Inc., a Minneapolis, Minnesota-based securities brokerage firm (now known as The Oak Ridge Financial Group, Inc.), where he acted as a vice president and a principal beginning in 1993. From 1993 until 2003, Mr. Hauser was a member of the board of directors of GelStat Corp. (OTCBB: GSAC.OB), (formerly called “Developed Technology Resources, Inc.”), which was previously engaged in various enterprises in the former Soviet Union, including the distribution of airport security equipment and the manufacture and distribution of dairy products and snack foods. By 2003, GelStat had disposed of all of its assets relating to its former Soviet Union enterprises, and began engaging in the domestic production and distribution of over-the-counter, non-prescription health care products.

     Kenneth W. Brimmer has been a member of the Board of Directors of Entrx since February 2002, and Chairman of the Board of Directors from March 2002 until October 15, 2004. Mr. Brimmer has been the owner and chief manager of Brimmer Company, LLC, a private investment company, since December 2001. Mr. Brimmer has been the chief executive officer of STEN Corporation (Nasdaq-SC: STEN), since September 2003, and has served as a member of its board of directors since February 1998 and as chairman of its board of directors since March 2000. STEN Corporation, with offices in Minneapolis, Minnesota, is in the business of selling, leasing and servicing oxygen tanks provided to businesses for emergency medical use, and owns and operates 11 fast-food drive-through restaurants under the name “Burger Time”. At the request of Entrx’s Board of Directors, Mr. Brimmer acted as the chief executive officer and chairman of the board of directors of VioQuest Pharmaceuticals, Inc. (formerly Surg II, Inc. and Chiral Quest, Inc.) (OTCBB: VQPH.OB), from May 2002 until February 2003. VioQuest Pharmaceuticals, Inc. was a 90%-owned Entrx subsidiary during that period, until October 2003. He currently continues to serve as a board member at VioQuest Pharmaceuticals, Inc. Mr. Brimmer was the chief executive officer and chief financial officer of Active IQ Technologies, Inc. from March 2000 until December 2001, and acted as chairman of its board of directors until June 2003. Active IQ Technologies, Inc. was engaged in providing accounting software services in Minnetonka, Minnesota, and is now in the precious metals exploration business under the name Wits Basin Precious Metals, Inc. (OTCBB: WITN.OB). Until April 2000, Mr. Brimmer was an executive officer of Rainforest Cafe, Inc., serving as its treasurer from 1995, and its president from April 1997. Mr. Brimmer is currently a member and the chairman of the board of directors of Hypertension Diagnostics, Inc. (OTCBB: HDII.OB). He currently also serves as a board member at Landry’s Restaurants, Inc. (NYSE: LNY) and Spectre Gaming, Inc. (OTCBB: SGMG). Mr. Brimmer is a member of our Audit Committee and has been determined to be the audit committee financial expert, and is independent, as defined under criteria established by Nasdaq and the regulations of the Securities and Exchange Commission. Mr. Brimmer has a Bachelor of Arts degree in accounting.

     Joseph M. Caldwell has been a director of Entrx since June 2004. Mr. Caldwell is a founder, and has been a member of the board of directors of Marix Technologies, Inc. since May 2000. From May 2000 through April 2002, and since February 2003, Mr. Caldwell was and has been the chief executive officer of Marix. Marix is a privately held company based in Minneapolis, Minnesota that develops and markets software designs to facilitate and control offsite access to software applications and access to information. Mr. Caldwell was the founder, and has been a member of the board of directors of US Internet Corporation, since March 1995. From March 1995 to May 2000, and beginning again in April 2002, Mr. Caldwell was a chief executive officer of US Internet Corporation, which is a Minneapolis-based privately held Internet service provider, with service in over 1,300 cities nationwide and over 110 cities internationally. In June 1998, he co-founded Net Lifestyles, Inc., and has served as co-chairman of the board of directors from June 1998 to the present. Net Lifestyles is a privately held direct sales company marketing websites, e-commerce solutions, and Internet access to individuals and small businesses.

     E. Thomas Welch has been a director of Entrx since December 2004. Mr. Welch has been a Managing Director of the U. S. Trust Company, at its Minneapolis, Minnesota office, since 2001, where he is primarily responsible for financial, risk management, compliance and fiduciary matters. U.S. Trust Company is engaged nationally in the trust, asset management, investment and banking business. From 1984 until April 2001, Mr. Welch was employed by Resource Trust Company, in Minneapolis, Minnesota, where he acted as the president from 1988 to April 2001, in charge of private banking, trust investment and corporate matters. At various times during that period, Mr. Welch was an officer and director of various affiliates of Resource Trust Company. Resource Trust Company and its principal affiliated companies were acquired by U.S. Trust Company in April 2001. Mr. Welch has a Bachelor’s degree in accounting.

     Each member of our Board of Directors was elected to serve until the next annual meeting of our shareholders.

Meetings of Board of Directors

     During the year ended December 31, 2004, the Board of Directors held 8 meetings. Each member of the Board of Directors was present for all of the meetings, except for Joseph M. Senser, who did not attend any of the meetings. Mr. Senser served as a director until December 23, 2004 and was not nominated for re-election at the shareholders meeting held on that date.

Committees of Board of Directors

     Audit Committee. The Audit Committee has the authority and responsibilities set forth in Entrx’s Audit Committee Charter (the “Charter”). The Charter was originally adopted in 2001 and was amended in April 2004. Under the Charter, the

Audit Committee has the authority and responsibility of (i) reviewing audited annual consolidated financial statements, and reports and consolidated financial statements submitted to any governmental body or disclosed to the public; (ii) consulting with Entrx’s independent auditors on various audit and financial personnel issues, including questions of independence, disagreement between the auditors and Entrx’s financial personnel, reviewing of internal financial controls; (iii) recommending to the Board of Directors the engagement of independent accountants to audit the consolidated financial statements of Entrx, and reviewing the performance of such accountants; (iv) reviewing and considering the appropriateness of accounting principles or practices applied to Entrx’s consolidated financial statements; and (v) reviewing Entrx’s financial personnel and organization. Kenneth W. Brimmer, a member of the Audit Committee, has been determined to be the audit committee financial expert. Each member of the Audit Committee is independent as that term is defined in Rule 4200 of the National Association of Securities Dealers, Inc. The Audit Committee held six meetings during the year ended December 31, 2004. One member of the audit committee, Joseph M. Senser, did not attend any of the meetings.

     Compensation Committee. The Compensation Committee, which consists solely of non-employee directors, has the obligation to adopt policies applicable to the establishment and the compensation of Entrx’s executive officers, and has authority to consider and recommend to the Board of Directors the salaries, bonuses, share options, and other forms of compensation of those executive officers. The Compensation Committee held one meeting during the year ended December 31, 2004.

     Nominating Committee. Entrx’s Nominating Committee was initially established by resolution of the Board of Directors in February 2002. The Board of Directors expanded and revised the duties of the Nominating Committee by resolutions adopted in April 2004. The Nominating Committee is charged with the responsibility to seek out and consider the qualifications of new candidates and incumbents for election as members of our Board of Directors, and to recommend to the Board of Directors those persons it believes would be suitable candidates for election or, in the case of a vacancy, appointment, as members of our Board of Directors. The full Board of Directors nominates persons to be members of the Board of Directors, after considering the recommendation of the Nominating Committee. The Nominating Committee has no charter and held one meeting during the year ended December 31, 2004.

     For the shareholder meeting held on December 23, 2004, the Nominating Committee recommended the re-election of Peter L. Hauser, Joseph M. Caldwell and Kenneth W. Brimmer, and the nomination of E. Thomas Welch. The Board of Directors adopted that recommendation.

     We have found it to be difficult to find suitable candidates who would be willing to serve as a member of the Board of Directors of a small company such as ours. We are looking for candidates with a good business background, preferably with some experience in starting or growing, and running a business. We would also favorably entertain a candidate with a good financial background, either as a chief financial officer or chief executive officer of another company, or by reason of education and experience in accounting. We would exclude any candidate who had any criminal record, or a background which exhibited any illegal or unethical activities, or questionable business practices.

     We have previously presented candidates for election who have had a prior personal relationship with our former chief executive officer, Wayne W. Mills. Our legal counsel introduced E. Thomas Welch to the Nominating Committee. We would entertain any suggestions from our stockholders as to suitable candidates. Shareholders are encouraged to send the resumes of persons they believe would be suitable candidates to Kenneth Brimmer, Entrx Corporation, 800 Nicollet Mall, Suite 2690, Minneapolis, Minnesota 55402. Along with the resume of the proposed candidate, please have the candidate provide a written consent to serve as a member of our Board of Directors if so elected, or to acknowledge in writing that he or she would like to be considered for nomination.

     Shareholders are encouraged to submit the names of proposed candidates at any time throughout the year.

     Stock Option Committee. Entrx’s Stock Option Committee was established by resolutions adopted by the Board of Directors in September 2002. The Stock Option Committee, which consists solely of independent members, has the authority to grant options to purchase common stock of Entrx to employees and members of the Board of Directors. In granting options to non-executive officer employees, the Stock Option Committee generally considers the recommendation of management. The Stock Option Committee works closely with, and considers the recommendations of, the Compensation Committee in cases involving the granting of stock options to executive officers of Entrx. The Stock Option Committee met on 2 occasions in the year ended December 31, 2004.

Information Concerning Non-Director Executive Officers

     The name, age, position or office, and business experience of each of our non-director executive officers is as follows:

Name	Age	Position

Brian D. Niebur	41	Treasurer and Chief Financial Officer

John J. Macias	59	President of Metalclad Insulation Corporation

     Brian D. Niebur has been employed part time by Entrx as its treasurer and chief financial officer since February 2002. At the request of Entrx’s Board of Directors, from May 2002, until February 2003 Mr. Niebur served as chief financial officer and a member of the Board of Directors of Chiral Quest, Inc. (formerly Surg II, Inc.) (OTCBB: CQST). Chiral Quest, Inc. was a 90%-owned subsidiary of Entrx until Entrx’s shares of Chiral Quest, Inc. were spun out to Entrx’s shareholders in October 2002. Mr. Niebur has a Bachelor of Arts degree in accounting and has passed all sections of the examination for certified public accountants. Since July 2000, Mr. Niebur has acted as a vice president and controller for Wyncrest Capital, Inc. in Minneapolis, Minnesota, a privately held venture capital firm. Mr. Niebur’s primary duties for Wyncrest Capital, Inc. are to act as chief financial officer and a director for Spectre Gaming, Inc. (OTCBB: SGMG), in which Wyncrest Capital, Inc. has made an equity investment. Spectre Gaming, Inc. is engaged in the business of developing and marketing electronic gaming systems for the Native American gaming market. From August 1997 until July 2000, Mr. Niebur was the controller for Vital Images, Inc., a developer and marketer of medical visualization and analysis software, in Plymouth, Minnesota.

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

Reporting Under Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors of Entrx, and persons who beneficially own more than 10 percent of Entrx’s outstanding shares of Common Stock, to file initial reports of ownership and reports of changes in ownership of securities of Entrx with the Securities and Exchange Commission (“SEC”) and the NASDAQ Stock Market. Officers, directors and persons owning more than 10 percent of Entrx’s outstanding Common Stock are required by SEC regulation to furnish Entrx with copies of all Section 16(a) forms filed. Based solely on a review of the copies of such reports and amendments thereto furnished to or obtained by Entrx or written representations that no other reports were required, Entrx believes that during the year ended December 31, 2004, all filing requirements applicable to its directors, officers or beneficial owners of more than 10 percent of Entrx’s outstanding shares of Common Stock were complied with except as detailed in the following paragraphs.

     On April 14, 2004, the president of our wholly-owned subsidiary, Metalclad Insulation Corporation, resigned, and was replaced by John J. Macias. Mr. Macias did not timely file a Form 3 with the SEC showing his ownership of Entrx common stock upon his appointment as president. Mr. Macias filed the Form 5 on March 18, 2005, showing his ownership of an option to acquire 14,000 shares of Entrx’s common stock at $1.20 per share, granted on September 23, 2002 and an option to acquire 750 shares of Entrx’s common stock at $15.00 per share granted on January 26, 1998. Other than his options, Mr. Macias does not directly or indirectly own any shares of Entrx common stock.

     E. Thomas Welch was elected as a member of the Board of Directors of Entrx on December 23, 2004. Mr. Welch did not timely file a Form 3 with the SEC showing his ownership of Entrx common stock upon his election as a director. Mr. Welch will file a Form 5 showing ownership of an option to acquire 15,000 shares at $0.50 per share granted on December 23, 2004. Other than this option, Mr. Welch does not directly or indirectly own any shares of Entrx common stock.

     Kenneth W. Brimmer, Joseph M. Caldwell, Joseph Senser and Wayne W. Mills were each granted options to purchase 10,000 shares of Entrx Corporation’s common stock at $1.03 per share on May 10, 2004, for which they each failed to timely file a Form 4 or Form 5.

     All options referred to in the preceding four paragraphs were granted by Entrx’s Stock Option Committee under Entrx’s 2000 Omnibus Stock Option and Incentive Plan, and were exempt from Section 16(b) of the Securities Exchange Act of 1934 pursuant to Rule 16b-3(d).

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

Summary Compensation Table

     The following table sets forth certain compensation information for: (1) each person who served as the chief executive officer of Entrx at any time during the year ended December 31, 2004, regardless of compensation level, and each of our other executive officers, other than the chief executive officer, serving as an executive officer at December 31, 2004. The foregoing persons are collectively referred to in this Form 10-K as the “Named Executive Officers.” Compensation information is shown for fiscal years 2002, 2003 and 2004.

					Long Term Compensation
		Annual Compensation			Awards
					Restricted	Securities
				Other Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Awards	Options/SARs	Compensation
Name/Principal Position	Year	($)	($)	($)	($)	(#)	($)

Peter L. Hauser(1)
President and Chief Executive	2004	15,625	—	—	—	200,000	—
Officer	2003	—	—	—	—	—	—
	2002	—	—	—	—	—	—

Wayne W. Mills(2)
Former President and Chief	2004	200,000	—	—	—	10,000	—
Executive Officer	2003	200,000	—	—	—	20,000	109,110	(3)
	2002	175,000	—	—	—	150,000	—

Brian D. Niebur(4)
Treasurer and Chief	2004	75,000	—	—	—	—	—
Financial Officer	2003	75,000	—	—	—	20,000	—
	2002	60,000	—	—	—	50,000		(5)

John J. Macias(6)
President of Metalclad	2004	139,022	—	—	—	—	—
Insulation Corporation	2003	108,150	—	—	—	—	—
	2002	103,000	31,875	—	—	14,000	—

(1)	Commenced employment on October 15, 2004, and is entitled to an annual salary of $75,000.

(2)	Commenced employment on February 14, 2002 and terminated employment on October 15, 2004. Mr. Mills received his salary through December 31, 2004.

(3)	Received in consideration for the personal guarantee of debt and other obligations incurred by Entrx’s subsidiary, Metalclad Insulation Corporation.

(4)	Commenced employment on February 14, 2002.

(5)	Mr. Niebur received an option to purchase 25,000 shares of VioQuest Pharmaceuticals, Inc. (formerly Chiral Quest, Inc.) (“VioQuest”), at a price of $1.25 per share. At the time the option was granted, the closing price of the common stock of VioQuest on the over-the-counter Bulletin Board was $1.25 per share, and VioQuest was a 90% owned subsidiary of Entrx. The closing price of the common stock of VioQuest was $0.90 per share on December 31, 2004.

(6)	Mr. Macias was elected president of Entrx’s subsidiary, Metalclad Insulation Corporation on April 14, 2004. Mr. Macias has been employed by Metalclad Insulation Corporation since February 1971. His compensation for all of 2003 and 2002 was as a non-officer employee. His compensation in 2004 includes compensation received as both an officer and a non-officer employee of Metalclad Insulation Corporation.

Option Grants in Last Fiscal Year

     The following table provides certain information regarding options to purchase shares of our common stock granted to the Named Executive Officers during the year ended December 31, 2004.

Individual Grants
	Number of	Percentage of			Potential Realizable
	Securities	Total			Value of Assumed
	Underlying	Options/SARs			Annual Rates of Stock
	Options/SARs	Granted to	Exercise or		Price Appreciation for
	Granted	Employees in	Base Price	Expiration	Option Term(1)
Name	(#)	Fiscal Year 2003	($/Share)	Date	5% ($)	10% ($)
Peter L. Hauser	200,000	95.2	$0.50	10/15/2009	14,865	44,946
Wayne W. Mills(1)	10,000	4.8	$1.03	1/13/2005	-0-	3,651
Brian D. Niebur	—	—	N/A	N/A	N/A	N/A
John J. Macias	—	—	N/A	N/A	N/A	N/A

(1)	On October 15, 2004 (the grant date of Mr. Hauser’s option) and May 10, 2004 (the grant date of Mr. Mills’ option), the closing bid price of Entrx’s common stock on the NASDAQ Small Cap Market was $0.45 and $0.75 per share, respectively.

Aggregated Option Exercises and Year End Option Values

     The following table provides certain information regarding the exercise of stock options to purchase shares of our common stock during the year ended December 31, 2004, by the Named Executive Officers, and the fiscal year-end value of stock options held by such officers.

		Number of Securities Underlying		Value of Unexercised
	Shares	Unexercised Options/SARs at Fiscal		In-the-Money Options/SARs
	Acquired on	Year End (#)		at Fiscal Year End ($)
Name	Exercise (#)	(Exercisable/Unexercisable)		(Exercisable/Unexercisable)(1)
Peter L. Hauser	None	—	200,000	—	10,000
Wayne W. Mills(2)	None	130,000	—	300	—
Brian D. Niebur	None	38,400	31,600	—	—
John J. Macias	None	7,750	7,000	—	—

(1)	Based on a fiscal year end of December 31, 2004 and a closing bid price on the NASDAQ small cap market of $0.53 per share on December 31, 2004. The value of in-the-money options is calculated as the difference between the fair market value of the Common Stock underlying the options at fiscal year end and the exercise price of the options. Exercisable options refer to those options that are exercisable as of December 31, 2004, while unexercisable options refer to those options that become exercisable at various times thereafter.

(2)	Mr. Mills resigned as an employee of Entrx Corporation effective October 15, 2004.

Director Compensation

     In March 2002, the Board of Directors established a plan whereby each member of Entrx’s Board of Directors would receive a stock option for 10,000 shares of Entrx’s common stock in January of each year, at the then fair market value of the shares. In furtherance of such plan on May 10, 2004, the Stock Options Committee granted options to Kenneth W. Brimmer, Wayne W. Mills, Joseph M. Senser and Joseph M. Caldwell, to each purchase 10,000 shares of Entrx’s common stock at $1.03 per share, which was the fair market value of those shares as reported on the NASDAQ Market System as of January 2, 2004. All options were granted under Entrx’s 2000 Omnibus Stock Option and Incentive Plan, as amended in 2002, which plan and amendment were approved by Entrx’s shareholders.

     Kenneth W. Brimmer, as Chairman of the Board of Directors, received monthly fees totaling $18,000 and reimbursement for medical insurance premiums, totaling approximately $18,000 in 2004. The payments to Mr. Brimmer ended as of December 31, 2004.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Share Ownership of Officers and Directors

     The following table sets forth certain information as of February 28, 2005, with respect to the shares of common stock beneficially owned by: (i) each director; (ii) each executive officer; and (iii) all current executive officers (regardless of salary and bonus level) and directors as a group. The address for each shareholder is 800 Nicollet Mall, Suite 2690, Minneapolis, MN 55402, except for Mr. Macias whose address is 2198 South Dupont Drive, Anaheim, CA 92806. Unless otherwise indicated, the shareholders listed in the table below have sole voting and investment powers with respect to the shares indicated:

	Number of
	Common Shares		Percentage of
	Beneficially		Outstanding
Name of Beneficial Owner	Owned		Shares(8)
Peter L. Hauser	772,075	(1)	10.0%
Kenneth W. Brimmer	190,000	(2)(3)	2.4%
Joseph M. Caldwell	90,000	(3)	1.2%
E. Thomas Welch	25,000	(4)	*
Brian D. Niebur	60,000	(5)	*
John J. Macias	7,750	(6)	*
All executive officers and directors as a group (6 persons)	1,144,825	(7)	14.3%

*	Less than 1%

(1)	Includes 60,000 shares that Mr. Hauser may acquire upon the exercise of outstanding stock options and warrants.

(2)	Includes 15,000 shares which are owned by Mr. Brimmer’s Individual Retirement Account, and 15,000 shares which are owned by the Individual Retirement Account of Mr. Brimmer’s spouse, and to which he disclaims any beneficial interest.

(3)	Includes 90,000 shares that each of Messrs. Brimmer and Caldwell have the right to acquire upon the exercise of outstanding stock options.

(4)	Includes 25,000 shares that Mr. Welch may acquire upon the exercise of outstanding stock options.

(5)	Includes 38,400 shares which Mr. Niebur may acquire upon the exercise of outstanding stock options.

(6)	Includes 7,750 shares which Mr. Macias may acquire upon the exercise of outstanding stock options.

(7)	Assumes that each shareholder listed exercised all options available to that person which would vest as of April 29, 2005.

(8)	The percentage of outstanding shares of common stock as shown in the table above is calculated on 7,651,147 shares outstanding, as of February 28, 2005, plus it assumes in each case that the shareholder exercised all options available to that person which would vest as of April 29, 2005.

Share Ownership of Certain Beneficial Owners

     The following table sets forth the name, address, number of shares of Entrx’s common stock beneficially owned, and the percentage of the outstanding shares of common stock such shares represent, of each person or group of persons, known by Entrx to beneficially own more than 5% of Entrx’s outstanding common stock as of February 28, 2005. Unless otherwise indicated, the shareholders listed in the table below have sole voting and investment powers with respect to the shares indicated:

	Number of
	Common Shares	Percentage of
	Beneficially	Outstanding
Name and Address of Beneficial Owner	Owned	Shares(7)
Wayne W. Mills 5020 Blake Road Edina, MN 55436	1,770,000(1)	22.9

Peter L. Hauser 16913 Kings Court Lakeville, MN 55044	772,075(2)	10.0

Grant S. Kesler 3739 Brighton Point Drive Salt Lake City, UT 84121	764,335(3)	9.2

Anthony C. Dabbene 26921 Magnolia Court Laguna Hills, CA 92653	487,200(4)	6.0

George W. Holbrook, Jr. 1157 S.W. 30th Street Suite E Box 1938 Palm City, FL 34991	561,615(5)	7.2

James R. McGoogan 1157 S.W. 30th Street Suite E Box 1938 Palm City, FL 34991	497,740(5)	6.4

Bradley Resources Company 1157 S.W. 30th Street Suite E Box 1938 Palm City, FL 34991	486,255(5)	6.3

Pandora Select Partners L.P. c/o Whitebox Advisors, LLC 3033 Excelsior Boulevard Suite 300 Minneapolis, MN 55416	491,000(6)	6.0

(1)	Includes 400,000 shares which are owned by Blake Capital Partners, LLC, which is owned by Mr. Mills, 400,000 shares which are owned by Mr. Mills Individual Retirement Account, 50,000 shares which Mr. Mills may purchase under currently exercisable options at prices ranging from $0.50 to $2.50 per share, and 275,000 shares which are owned by Mr. Mills’ spouse and to which Mr. Mills disclaims beneficial ownership. Mr. Mills has pledged 500,000 shares to secure a loan from Entrx. (See “CERTAIN TRANSACTIONS — Loan to Affiliate of Wayne Mills”).

(2)	Includes warrant to purchase 50,000 shares exercisable at $0.50 per share through February 12, 2008 and 10,000 shares which Mr. Hauser may purchase under currently exercisable options at $0.55 per share.

(3)	Includes 620,000 shares which Mr. Kesler may purchase under currently exercisable options at prices ranging from $2.00 to $3.00 per share.

(4)	Includes 450,000 shares which Mr. Dabbene may purchase under currently exercisable options at prices ranging from $2.00 to $3.00 per share.

(5)	Messrs. Holbrook and McGoogan own 75,360 and 11,485 shares, respectively, of our common stock and are both partners of Bradley Resources Company with shared voting and dispositive power with respect to the 486,255 shares owned by Bradley Resources Company. Included in the shares owned by Mr. Holbrook is a warrant to purchase 50,000 shares, and included in the shares owned by Bradley Resources Company is a warrant for the purchase of 100,000 shares. Bradley Resources Company, Mr. Holbrook and Mr. McGoogan may be considered to be a “group” as defined under Rule 13d-5 of the Securities Exchange Act of 1934, with the power to vote and dispose of an aggregate of 573,100 shares of our common stock, or 7.4% of our common stock.

(6)	Includes warrants to purchase 491,000 shares of our common stock at $1.44 per share.

(7)	The percentage of outstanding shares of common stock shown in the table above is calculated based upon 7,651,147 shares outstanding as of the close of business February 28, 2005, plus it assumes in each case that the shareholder exercised all options available to that person that would vest within 60 days thereafter.

Equity Compensation Plan Information

     The following table sets forth as of December 31, 2004, the total number of shares of our common stock which may be issued upon the exercise of outstanding stock options and other rights under compensation plans approved by the shareholders, and under compensation plans not approved by the shareholders. The table also sets forth the weighted average purchase price per share of the shares subject to those options, and the number of shares available for future issuance under those plans.

					Number of securities remaining
	Number of securities to		Weighted-average		available for future issuance under
	be issued upon exercise		exercise price of		equity compensation plans
	of outstanding options,		outstanding options		(excluding securities reflected in
Plan Category	warrants and rights		warrants and rights		column (a))
Equity compensation plans approved by security holders	2,164,870	(1)	$2.28		443,600
Equity compensation plans not approved by security holders	1,457,700		$4.55		None

Total	3,622,570		$3.20	(2)	443,600

(1)	Options for 1,706,400 shares have been granted under Entrx’s 2000 Omnibus Stock Option and Incentive Plan (the “2000 Plan”) which was approved by Entrx’s shareholders. The remaining options for 458,470 shares were granted under similar plans which were previously adopted and approved by the shareholders, and which have been terminated.

(2)	The prices at which all options are exercisable range from $0.50 to $45.00 per share.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Employment Agreement of Wayne W. Mills

     Entrx entered into an Employment Agreement with its former president and chief executive officer, Wayne W. Mills, effective commencing October 1, 2003. The Employment Agreement was terminable for cause (as defined in the Employment Agreement) or without cause on 15 days notice. If terminated by Entrx without cause, Mr. Mills was to receive a severance salary equal to six months of his then annual base pay. If Mr. Mills’ employment was terminated as a result of a change in control of Entrx, he would have been entitled to a severance salary equal to up to two years of his then annual base pay, depending upon the aggregate market value of Entrx’s common stock at the time. Under the Employment Agreement, Mr. Mills was entitled to an annual salary of $200,000. The salary was to be increased to $250,000 per year if the Company achieved two consecutive quarters of net profit, retroactive to the beginning of such two-quarter period. In addition, Mr. Mills was entitled to bonuses equal to (i) 5% of the increase in the aggregate market value of Entrx’s outstanding common stock from year to year, beginning with the year 2004, subject to certain adjustments and limitations as to amount, and (ii) 10% of the profit earned from the sale by the Company of NextNet Wireless, Inc. Series A Preferred Stock owned by Entrx, using a base value for that capital stock which equals the Company’s cost basis ($4.23 per share) through March 31, 2004, and increase annually thereafter at a rate of approximately 15% per year. If Entrx had not disposed of all of its shares of NextNet Wireless, Inc. Series A Preferred Stock as of March 31, 2008, Entrx would have been obligated to pay Mr. Mills a bonus equal to 10% of the amount by which the then market value of NextNet Wireless, Inc. shares then owned by Entrx exceeded the aggregate base value of those shares calculated at $7.40 per share. Mr. Mills was entitled to receive this bonus on NextNet Wireless, Inc. shares even if he was not employed by Entrx. The acquisition of NextNet Wireless, Inc. by Clearwire Corporation resulting in the exchange of the Company’s NextNet Wireless, Inc. Series A Preferred Stock for warrants to purchase Clearwire Corporation common stock was considered a disposition of the NextNet stock and triggered the bonus calculation for Mr. Mills. Since the warrants were valued for less than cost of the Company’s investment in the NextNet Wireless, Inc. Series A Preferred Stock, Mr. Mills received no bonus. Mr. Mills was also entitled to a fee equal to

3% of any amount of debt of Entrx that he guaranteed at the request of the Company’s Board of Directors and any lender. As a result of this provision, Mr. Mills was entitled to a guarantee fee of $92,880 with respect to a line of credit loan and mortgage loan extended to Entrx’s subsidiary Metalclad Insulation Corporation, in October 2003, by the Far East National Bank, Newport Beach, California, and a guarantee fee of $16,230 with respect to the issuance of a letter of credit to secure an aggregate of $541,000 in bonds for the completion of construction projects by Metalclad Insulation Corporation.. Although Entrx has a right of set-off against monies owed to Mr. Mills in connection with the payment of any guarantee fee, none of the guarantee fees paid were applied to the debt of Blake Capital Partners, LLC to Entrx. Mr. Mills resigned his employment with the Company effective October 15, 2004. The Company continued to pay his salary and benefits through December 31, 2004.

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

     As security for the loan, Mr. Mills pledged 500,000 shares of Entrx’s common stock, under the terms of a pledge agreement (the “Pledge Agreement”) dated as of December 10, 2001. In October 2002, Entrx spun off shares of Chiral Quest, Inc., now known as VioQuest Pharmaceuticals, Inc. (OTCBB: VQPH), common stock as a dividend to its shareholders, on the basis of one share of Chiral Quest, Inc. common stock for each two shares of Entrx common stock held as of October 11, 2002. Prior to the dividend, Chiral Quest, Inc. (then Surg II, Inc.) was a 90% owned subsidiary of Entrx. As a result of the dividend, Mr. Mills received 250,000 shares of the common stock of Chiral Quest, Inc., which were added to the 500,000 shares of Entrx’s common stock held as collateral for the loan.

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

     Accordingly, for several months beginning in August 2003, the independent members of Entrx’s Board of Directors, constituting the Audit Committee, negotiated an amendment to the Note and Pledge Agreement with Blake Capital Partners and Mr. Mills, which culminated in the execution of an amendment to the Pledge Agreement (the “Amended and Restated Pledge Agreement”) which they believed to be beneficial to the Entrx. The Note as amended (the “New Note”) is in the principal amount of $1,496,370, and now provides for an October 31, 2007 due date, with interest at 2% over the prime rate established by Wells Fargo Bank, NA in Minneapolis, Minnesota, adjusted on March 1 and September 1 of each year, instead of the 12% rate established in the Note. Interest only is payable commencing March 1, 2004, and at the end of each six-month period thereafter. The New Note is now with full recourse to Blake, which has minimal assets, other than 500,000 common shares of the Company’s common stock and 250,000 shares of VioQuest Pharmaceuticals, Inc., all of which are being held by the Company as collateral for the New Note. The Amended and Restated Pledge Agreement does not require Entrx, nor permit Blake or Mr. Mills, to cancel the shares of Entrx’s common stock, and require Entrx to apply the value of those cancelled shares at $2.50 per share, to be applied against the principal balance of the amounts due. In addition, Mr. Mills has personally guaranteed the repayment of the New Note. Other financial obligations of Mr. Mills, including his guarantees of approximately $3,557,000 of our debt (not including the New Note) as of December 31, 2004, could impair his ability to fulfill his obligations as a guarantor of the New Note. Any amounts paid by Mr. Mills on his guarantees of our debt would reduce the obligations of Blake Capital Partners and Mr. Mills on the New Note by the same amount.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditors

     On April 16, 2002, upon the recommendation and approval of the Audit Committee, Entrx engaged Virchow, Krause & Company, LLP (“Virchow Krause”), certified public accountants with offices in Minneapolis, Minnesota, to audit Entrx’s consolidated financial statements for 2002 and to perform other appropriate accounting services for Entrx as needed. Entrx had not previously engaged Virchow Krause on any matter. Virchow Krause was engaged directly by the Audit Committee to provide its services with respect to Entrx’s 2003 and 2004 fiscal years.

Audit Fees

     Virchow Krause billed Entrx $51,523 and $47,500 for the annual audit of Entrx’s consolidated financial statements, and the review of Entrx’s consolidated financial statements included in Entrx’s quarterly reports on Form 10Q filed with the Securities and Exchange Commission, for the 2003 and 2004 fiscal years, respectively.

Audit-Related Fees

     Virchow Krause billed Entrx $16,510 for assurance and related services provided to Entrx that are not included under the caption “Audit Fee” above, and were reasonably related to the performance of its audit or review of Entrx’s financial statements for the 2004 fiscal year. Such services were provided in connection with review of form S-2 filing, responses to

SEC comment letter and audits of Metalclad Insulation Corporation (the Company’s wholly-owned subsidiary) for the years ended December 31, 2003 and 2002. No such services were billed in 2003.

Tax Fees

     Virchow Krause billed Entrx $7,550 and $11,010 for services in connection with tax compliance, tax advice and tax planning for the 2003 and 2004 fiscal years, respectively. The services billed for in 2003 and 2004 were in connection with the preparation of Entrx’s federal and state income tax returns.

All Other Fees

     No such services were provided or billed in 2003 or 2004.

Approval by Audit Committee

     According to Entrx’s Audit Committee charter, all services provided to Entrx by its independent auditors must be pre-approved by the Audit Committee. The Audit Committee pre-approved of the engagement of Virchow Krause related to (i) the audit of the consolidated financial statements of Entrx for 2003 and 2004, and to provide its report thereon, (ii) the preparation of our 2003 and 2004 federal and state income tax returns, (iii) the review of our quarterly reports on Form 10Q filed in 2003 and 2004, (iv) audit of the financial statements of Metalclad Insulation Corporation (a wholly-owned subsidiary) for the years ended December 31, 2002 and 2003, and (v) review of Form S-2 filing and assist with responses to SEC comment letter on the Form S-2 filing. No other services, other than those set forth in the foregoing sentence, were performed by Virchow Krause on our behalf in 2003 or 2004.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1	Financial Statements
Reports of Independent Registered Public Accounting Firm
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

     The following exhibits are being filed with this Annual Report on Form 10-K/A and/or are incorporated by reference therein in accordance with the designated footnote references:

3.	Restated and Amended Certificate of Incorporation and Bylaws of the Company, and all amendments thereto. (1)

3.2	Certificate of Amendment to Certificate of Incorporation effective June 25, 2002. (2)

4.1	Form of Certificate for Common Stock. (3)

10.1	Form of 1993 Omnibus Stock Option and Incentive Plan. (4)

10.2	Form of 1996 Omnibus Stock Option and Incentive Plan. (5)

10.3	Form of 2000 Omnibus Stock Option and Incentive Plan. (6)

10.4	Decision of NAFTA Tribunal dated August 30, 2000. (7)

10.5	Non-Recourse Security and Pledge Agreement Between the Company and Wayne W. Mills dated December 10, 2001. (8)

10.6	Non-Recourse Secured Note dated December 10, 2001. (9)

10.7	Catalytic Solutions Shareholders Agreement dated November 15, 2001. (10)

10.8	Amended and Restated Articles of Incorporation of Catalytic Solutions, Inc. a California Corporation. (11)

10.9	Amended and Restated Employment Agreement between Grant S. Kesler and Metalclad Corporation dated January 1, 2002. (12)

10.10	Amended and Restated Employment Agreement between Anthony C. Dabbene and Metalclad Corporation dated January 1, 2002. (13)

10.11	Consulting Agreement between Grant S. Kesler and Metalclad Corporation dated February 14, 2002. (14)

10.12	Amended and Restated Bylaws adopted February 14, 2002. (15)

10.13	Agreement of Purchase and Sale of Anaheim facility at 2198 South Dupont Drive, Anaheim, California. (16)

10.14	Curtom-Metalclad Partnership Agreement and Amendment. (17)

10.15	Stock Purchase Agreement among the Company, Surg II, Inc., Theodore A. Johnson and Charles B. McNeil dated May 29, 2002. (18)

10.16	Loan Agreement between the Company and Zamba Corporation dated November 4, 2002. (19)

10.17	Amendment No. 1 to Loan Agreement between the Company and Zamba Corporation dated February 19, 2003. (20)

10.18	Employment agreement between Metalclad Insulation, Entrx Corporation and Geoffrey B. Larson dated March 19, 2003. (21)

10.19	Employment Agreement between Entrx Corporation and Wayne W. Mills dated October 1, 2003. (22)

10.20	Secured Promissory Note of Blake Capital Partners and Guarantee of Wayne W. Mills dated November 1, 2003. (23)

10.21	Amended and Restated Security and Pledge Agreement between Blake Capital Partners, Wayne W. Mills, Entrx Corporation and the escrow agent, Bruce Haglund, dated November 1, 2003. (24)

10.22	Secured Convertible Promissory Note between the Company and Pandora Select Partners L.P. dated December 3, 2003. (25)

10.23	Pledge Agreement between the Company and Pandora Select Partners L.P. dated December 3, 2003. (26)

10.24	Registration Rights Agreement between the Company and Pandora Select Partners L.P. dated December 3, 2003. (27)

10.25	Warrant issued to Pandora Select Partners L.P. dated December 3, 2003. (28)

10.26	Settlement Agreement and Full Policy Release between the Company and one of its insurers dated June 22, 2004. (29)

14.	Code of Ethics (30)

21.	List of Subsidiaries of the Registrant. (31)

23.1	Consent of Virchow, Krause & Company, LLP

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.	Section 1350 Certification.

(1)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by this reference.

(2)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 as Exhibit 3.2 and incorporated herein by this reference.

(3)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 as Exhibit 4.1 and incorporated herein by this reference.

(4)	Filed with the Company’s Transition Report on Form 10-K for the five months ended May 31, 1993 and incorporated herein by this reference.

(5)	Filed with the Company’s Proxy Statement dated April 17, 1997 and incorporated herein by this reference.

(6)	Filed with the Company’s Proxy Statement dated October 20, 2000 and incorporated herein by this reference.

(7)	Filed with the Company’s Form 8-K dated September 5, 2000 and incorporated herein by this reference.

(8)	Filed with the Company’s Form 8-K on December 21, 2001 as Exhibit A and incorporated herein by this reference.

(9)	Filed with the Company’s Form 8-K on December 21, 2001 as Exhibit B and incorporated herein by this reference.

(10)	Filed with the Company’s Form 8-K on December 21, 2001 as Exhibit C and incorporated herein by this reference.

(11)	Filed with the Company’s Form 8-K on December 21, 2001 as Exhibit D and incorporated herein by this reference.

(12)	Filed with the Company’s Form 8-K on February 28, 2002 as Exhibit (i) and incorporated herein by this reference.

(13)	Filed with the Company’s Form 8-K on February 28, 2002 as Exhibit (ii) and incorporated herein by this reference.

(14)	Filed with the Company’s Form 8-K on February 28, 2002 as Exhibit (iii) and incorporated herein by this reference.

(15)	Filed with the Company’s Form 8-K on February 28, 2002 as Exhibit (v) and incorporated herein by this reference.

(16)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 as Exhibit 10.19 and incorporated herein by this reference.

(17)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 as Exhibit 10.20 and incorporated herein by this reference.

(18)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 as Exhibit 10.19 and incorporated herein by this reference.

(19)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 as Exhibit 10.20 and incorporated herein by this reference.

(20)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 as Exhibit 10.21 and incorporated herein by this reference.

(21)	Filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 as Exhibit 10.1 and incorporated herein by this reference.

(22)	Filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 as Exhibit 10.1 and incorporated herein by this reference.

(23)	Filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 as Exhibit 10.2 and incorporated herein by this reference.

(24)	Filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 as Exhibit 10.3 and incorporated herein by this reference.

(25)	Filed with the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003, on March 24, 2004 as exhibit 10.22 and incorporated herein by reference.

(26)	Filed with the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003, on March 24, 2004 as exhibit 10.23 and incorporated herein by reference.

(27)	Filed with the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003, on March 24, 2004 as exhibit 10.24 and incorporated herein by reference.

(28)	Filed with the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003, on March 24, 2004 as exhibit 10.25 and incorporated herein by reference.

(29)	Filed with the Company’s Form 8-K on June 25, 2004 as Exhibit 10.1 and incorporated herein by this reference.

(30)	Filed with the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003, on March 24, 2004 as exhibit 14 and incorporated herein by reference.

(31)	Filed with the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003, on March 24, 2004 as exhibit 21 and incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTRX CORPORATION
By:	/s/ Brian D. Niebur
Brian D. Niebur
Chief Financial Officer Date: March 31, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Peter L. Hauser Peter L. Hauser	Chief Executive Officer and Chairman (Principal Executive Officer)	March 31, 2005
/s/ Brian D. Niebur Brian D. Niebur	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2005
/s/ Kenneth W. Brimmer Kenneth W. Brimmer	Director	March 31, 2005
/s/ Joseph M. Caldwell Joseph M. Caldwell	Director	March 31, 2005
/s/ E. Thomas Welch E. Thomas Welch	Director	March 31, 2005

ITEM 15(A)(1) and (2)

ENTRX CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following Consolidated Financial Statements of Entrx Corporation and subsidiaries are included in Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
Entrx Corporation and subsidiaries
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Entrx Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entrx Corporation and subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota
February 14, 2005 (except as to Note 23, as to which the date is February 23, 2005)

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$2,357,208	$1,644,311
Available-for-sale securities	152,455	278,658
Accounts receivable, less allowance for doubtful accounts of $50,000 and $65,000 as of December 31, 2004 and 2003, respectively	2,013,342	1,718,881
Costs and estimated earnings in excess of billings on uncompleted contracts	305,057	179,654
Inventories	108,415	134,823
Prepaid expenses and other current assets	173,748	224,389
Other receivables	314,375	202,795

Total current assets	5,424,600	4,383,511

Property, plant and equipment, net	2,362,178	2,472,284
Investment in unconsolidated affiliates	1,615,889	1,756,889
Shareholder note receivable, net of allowance of $250,000 and $0 as of December 31, 2004 and 2003, respectively	1,246,370	1,496,370
Other assets	74,111	66,360

	$10,723,148	$10,175,414

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Note payable to bank	$1,000,000	$1,000,000
Current portion of convertible note payable, net of original issue discount	336,716	151,265
Current portion of capital lease obligation	11,955	20,205
Current portion of long-term debt	124,767	133,243
Current portion of mortgage payable	43,980	47,635
Accounts payable	524,048	525,639
Accrued expenses	1,040,575	731,299
Billings in excess of costs and estimated earnings on uncompleted contracts	39,457	239,950

Total current liabilities	3,121,498	2,849,236

Long-term debt, less current portion	94,358	163,580
Convertible note payable, net of original issue discount, less current portion	419,495	763,072
Capital lease obligation, less current portion	—	10,271
Mortgage payable, less current portion	1,496,501	1,538,893

Total liabilities	5,131,852	5,325,052

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $1; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.10; 80,000,000 shares authorized; 8,105,947 and 7,651,147 issued and outstanding, respectively, as of December 31, 2004, and 7,699,015 and 7,244,215 issued and outstanding, respectively, as of December 31, 2003	810,595	769,901
Additional paid-in capital	70,263,161	70,047,305
Less treasury stock at cost, 454,800 shares as of December 31, 2004 and 2003	(380,765)	(380,765)
Accumulated deficit	(65,063,582)	(65,674,169)
Accumulated other comprehensive income (loss)	(38,113)	88,090

	5,591,296	4,850,362

	$10,723,148	$10,175,414

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2004	2003	2002

Contract revenues	$12,996,280	$12,732,922	$15,020,571

Contract costs and expenses	11,082,776	11,312,485	13,158,482

Gross margin	1,913,504	1,420,437	1,862,089

Operating expenses:
Selling, general and administrative	2,727,877	3,786,405	3,658,488
Change in allowance on shareholder note receivable	250,000	(387,000)	387,000
(Gain) loss on disposal of property, plant and equipment, net	(12,021)	(5,429)	3,794
Change in control charges	—	—	3,332,726

Total operating expenses	2,965,856	3,393,976	7,382,008

Operating loss	(1,052,352)	(1,973,539)	(5,519,919)

Interest income	117,148	154,028	293,073
Interest expense	(438,209)	(171,993)	(118,812)
Insurance settlement, net of reserve	2,125,000	—	—
Gain (loss) on sale of available-for-sale securities	—	(14,989)	57,056
Impairment charge on investment in privately-held companies	(141,000)	(1,000,000)	—
Minority interest in net loss	—	—	2,228

Net income (loss)	610,587	(3,006,493)	(5,286,374)

Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale securities	(126,203)	(59,523)	147,613

Comprehensive income (loss)	$484,384	$(3,066,016)	$(5,138,761)

Weighted average number of common shares — basic	7,331,203	7,303,338	7,608,823

Weighted average number of common shares — diluted	7,405,564	7,303,338	7,608,823

Basic net income (loss) per common share	$0.08	$(0.41)	$(0.69)

Diluted net income (loss) per common share	$0.08	$(0.41)	$(0.69)

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2004, 2003 and 2002

									Accumulated
			Additional						Other
	Common Stock		Paid-in	Treasury Stock		Accumulated	Shareholder Note	Deferred	Comprehensive	Total Shareholders'
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Receivable	Comp.	Income (loss)	Equity

Balance at December 31, 2001	7,448,015	$744,801	$68,496,871	—	$—	$(54,295,549)	$(1,254,521)	$—	$—	$13,691,602
Common stock issued related to change in control	226,000	22,600	558,220	—	—	—	—	—	—	580,820
Stock option compensation related to change in control	—	—	348,600	—	—	—	—	—	—	348,600
Purchase of treasury stock	(194,800)	—	—	194,800	(222,159)	—	—	—	—	(222,159)
Issuance of common stock upon exercise of stock warrants	25,000	2,500	35,000	—	—	—	—	—	—	37,500
Allowance on shareholder note receivable	—	—	—	—	—	—	387,000	—	—	387,000
Interest on shareholder note receivable	—	—	—	—	—	—	(116,917)	—	—	(116,917)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	147,613	147,613
Distribution of Surg II, Inc. common stock as dividend	—	—	—	—	—	(3,085,753)	—	—	—	(3,085,753)
Value of stock options issued of unrelated entity	—	—	92,661	—	—	—	—	(66,065)	—	26,596
Net loss	—	—	—	—	—	(5,286,374)	—	—	—	(5,286,374)

Balance at December 31, 2002	7,504,215	769,901	69,531,352	194,800	(222,159)	(62,667,676)	(984,438)	(66,065)	147,613	6,508,528

Purchase of treasury stock	(260,000)	—	—	260,000	(158,606)	—	—	—	—	(158,606)
Allowance on shareholder note receivable	—	—	—	—	—	—	(387,000)	—	—	(387,000)
Interest on shareholder note receivable	—	—	—	—	—	—	(139,937)	—	—	(139,937)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	(59,523)	(59,523)
Expense related to stock options issued of unrelated entity	—	—	—	—	—	—	—	66,065	—	66,065
Stock warrants issued for services	—	—	119,956	—	—	—	—	—	—	119,956
Stock warrants issued related to note payable	—	—	372,020	—	—	—	—	—	—	372,020
Beneficial conversion of note payable	—	—	23,977	—	—	—	—	—	—	23,977
Reclassify shareholder note receivable to asset	—	—	—	—	—	—	1,511,375	—	—	1,511,375
Net loss	—	—	—	—	—	(3,006,493)	—	—	—	(3,006,493)

Balance at December 31, 2003	7,244,215	769,901	70,047,305	454,800	(380,765)	(65,674,169)	—	—	88,090	4,850,362

Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	(126,203)	(126,203)
Stock warrants issued for services	—	—	24,050	—	—	—	—	—	—	24,050
Stock warrants issued related to note payable	—	—	32,500	—	—	—	—	—	—	32,500
Sale of common stock	400,000	40,000	160,000	—	—	—	—	—	—	200,000
Additional shares of common
stock due to correction of stock transfer agent report	6,932	694	(694)	—	—	—	—	—	—	—
Net income	—	—	—	—	—	610,587	—	—	—	610,587

Balance at December 31, 2004	7,651,147	$810,595	$70,263,161	454,800	$(380,765)	$(65,063,582)	$—	$—	$(38,113)	$5,591,296

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$610,587	$(3,006,493)	$(5,286,374)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Elimination of Surg II, Inc. loss due to deconsolidation, net of minority interest	—	—	23,681
Depreciation and amortization	175,038	181,199	161,256
(Gain) loss on disposal of property, plant and equipment	(12,021)	(5,429)	18,117
Interest on notes receivable	—	(6,889)	—
Compensation related to stock options issued of unrelated entity	—	66,065	26,596
Loss (gain) on sale of available-for-sale securities	—	14,989	(57,056)
Impairment charge on investment in privately-held companies	141,000	1,000,000	—
Provision for (recovery of) losses on accounts receivable	(13,636)	41,459	4,000
Forgiveness of related party receivable related to change in control	—	—	537,794
Stock option compensation related to change in control	—	—	348,600
Common stock issued related to change in control	—	—	580,820
Allowance on shareholder note receivable	250,000	(387,000)	387,000
Net interest income recorded on shareholder note receivable	(17,505)	(139,937)	(116,917)
Issuance of stock warrants for services	24,050	119,956	—
Amortization of original issue discount	125,139	10,332	—
Issuance of stock warrants related to note payable	32,500	—	—
Changes in operating assets and liabilities:
Restricted cash	—	2,110,870	(2,110,870)
Accounts receivable, net	(280,825)	(120,812)	209,762
Costs and estimated earnings in excess of billings on uncompleted contracts	(125,403)	346,565	(371,618)
Inventories	26,408	22,704	2,397
Prepaid expenses and other current assets	50,641	5,537	132,959
Other receivables	(94,075)	241,217	(429,007)
Other assets	(7,751)	(7,821)	102,913
Accounts payable and accrued expenses	307,685	(485,995)	(1,056,819)
Billings in excess of costs and estimated earnings on uncompleted contracts	(200,493)	226,598	(45,762)

Net cash provided by (used in) operating activities	991,339	227,115	(6,938,528)

Cash flows from investing activities:
Capital expenditures	(87,111)	(150,029)	(2,257,549)
Purchase of available-for-sale securities	—	—	(766,880)
Sale of available-for-sale securities	—	239,379	569,568
Acquisition of Surg II, Inc. common stock	—	—	(3,300,000)
Advances on note receivable	—	(750,000)	(1,000,000)
Proceeds from sale of property, plant and equipment	34,200	17,200	32,013

Net cash used in investing activities	(52,911)	(643,450)	(6,722,848)

Cash flows from financing activities:
Proceeds from long-term debt	77,955	121,172	189,879
Proceeds from mortgage payable	—	1,596,000	1,535,000
Net advances (repayments) on note payable to bank	—	3,998	(3,998)
Proceeds from convertible note payable and common stock warrants	—	1,300,000	—
Payments on long-term debt	(155,653)	(132,737)	(122,932)
Payments on convertible note payable	(283,265)	—	—
Payments on mortgage payable	(46,047)	(1,503,631)	(40,841)
Payments on capital lease obligation	(18,521)	(9,934)	—
Proceeds from sale of common stock	200,000	—	—
Purchase of treasury stock	—	(158,606)	(222,159)
Proceeds from exercise of warrants	—	—	37,500

Net cash provided by (used in) financing activities	(225,531)	1,216,262	1,372,449

Increase (decrease) in cash and cash equivalents	712,897	799,927	(12,288,927)
Cash and cash equivalents at beginning of year	1,644,311	844,384	13,133,311

Cash and cash equivalents at end of year	$2,357,208	$1,644,311	$844,384

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. In addition, effective January 1, 2003, the consolidated financial statements include the accounts of Curtom-Metalclad pursuant to Financial Accounting Standards Board (FASB) Interpretation 46, Consolidation of Variable Interest Entities (see Note 2). Significant intercompany accounts and transactions have been eliminated in consolidation.

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

Investments

Investments held by the Company are classified as available-for-sale securities. Available-for-sale securities are reported at fair value with all unrealized gains or losses included in other comprehensive income. The fair value of the securities was determined by quoted market prices of the underlying security. Proceeds of $239,379 and $569,568 were received and a loss on sale of available-for-sale securities of $14,989, net of reclassification adjustment for loss included in net loss of $14,368 and a gain on sale of available-for-sale securities of $57,056 was recorded on the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2003 and 2002, respectively. For purposes of determining gross realized gains, the cost of available-for-sale securities is based on specific identification.

		Gross unrealized	Gross unrealized
	Aggregate fair value	gains	losses	Cost
Available for sale securities — December 31, 2004	$152,455	$ —	$(38,113)	$190,568
Available for sale securities — December 31, 2003	$278,658	$ 88,090	$ —	$190,568
Available for sale securities — December 31, 2002	$592,547	$161,981	$(14,368)	$444,934

The Company’s net unrealized holding gain (loss) was $(126,203), $(59,523) and $147,613 for the years ended December 31, 2004, 2003 and 2002, respectively.

On an ongoing basis, the Company evaluates its investments in available-for-sale securities to determine if a decline in fair value is other-than-temporary. When a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. Based on the nature of the investment, shares of common stock in a publicly-traded company, and the impairment not being material to the consolidated financial statements, a write-down of the investment to a new cost was not considered necessary at December 31, 2004.

The Company also has minority investments in privately held companies. These investments are included in investments in unconsolidated affiliates on the Consolidated Balance Sheets and are carried at cost unless the fair value of the investment below the cost basis is judged to be other-than-temporary. The Company monitors these investments for impairment and makes appropriate reductions in carrying values. (See Note 8)

Restricted Cash

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs totaled approximately $0, $0 and $2,400 for the years ended December 31, 2004, 2003 and 2002, respectively.

Revenue Recognition

Fixed price insulation installation and asbestos abatement contracts are accounted for by the percentage-of-completion method wherein costs and estimated earnings are included in revenues as the work is performed. If a loss on a fixed price contract is indicated, the entire amount of the estimated loss is accrued when known. Time and material contracts are accounted for under a cost plus fee basis. Retentions by customers under contract terms are due at contract completion. The Company did not have any claims revenue during the years ended December 31, 2004, 2003 and 2002.

The Company’s wholly-owned subsidiary, Metalclad Insulation Corporation, has both one and multi-year maintenance contracts. These contracts are billed monthly for the amount of work performed (time and materials with pre approval daily by the customer) and revenue is recognized accordingly. Metalclad Insulation Corporation does not require a large prepayment related to these maintenance contracts which would require a straight-line basis to recognize revenue. Entrx does recognize revenue in accordance with SAB 104 when it has met the criteria of 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services have been rendered; 3) price is fixed or determinable; 4) collectibility is reasonably assured.

Income/Loss Per Share

The Company computes income (loss) per share in accordance with Statement of Financial Accounting Standards (“SFAS”) 128, “Earnings Per Share”. This statement requires the presentation of both basic and diluted net income (loss) per share for financial statement purposes. Basic net income (loss) per share is computed by dividing the net income (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted net income (loss) per share includes the effect of the potential shares outstanding, including dilutive stock options, warrants and convertible debt using the treasury stock method. Weighted average shares outstanding-diluted for the year ended December 31, 2004 includes 74,361 shares of dilutive securities. Options and warrants totaling 3,322,570 and 3,448,080 were excluded from the computation of diluted earnings per share for the years ended December 31, 2004 and 2003, respectively, as their effect was antidilutive. Following is a reconciliation of basic and diluted net income (loss) per share:

	2004	2003	2002
Basic net income (loss) per common share Net income (loss)	$610,587	$(3,006,493)	$(5,286,374)
Weighted average shares outstanding	7,331,203	7,303,338	7,608,823

Basic net income (loss) per common share	$0.08	$(0.41)	$(0.69)

Diluted net income (loss) per common share Net income (loss)	$610,587	$(3,006,493)	$(5,286,374)
Weighted average shares outstanding	7,331,203	7,303,338	7,608,823
Effect of diluted securities	74,361	—	—

Weighted average shares outstanding	7,405,564	7,303,338	7,608,823

Diluted net income (loss) per common share	$0.08	$(0.41)	$(0.69)

Legal Costs

The Company expenses its legal costs as incurred.

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

The Company applies APB No. 25 and related interpretations in accounting for its stock options and warrants. Accordingly, $56,550, $186,021 and $959,016 of compensation cost has been recognized in the accompanying consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2004, 2003 and 2002. Had compensation costs for the Company’s stock options and warrants been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company’s net income (loss) and income (loss) per share would have been changed to the approximate pro forma amounts indicated below:

	Year Ended December 31,
	2004	2003	2002
Net income (loss):
As reported	$610,587	$(3,006,493)	$(5,286,374)
Pro forma	407,726	(3,291,713)	(5,589,177)
Basic net income (loss) per common share
As reported	$0.08	$(0.41)	$(0.69)
Pro forma	0.06	(0.45)	(0.73)
Diluted net income (loss) per common share
As reported	$0.08	$(0.41)	$(0.69)
Pro forma	0.06	(0.45)	(0.73)
Stock-based compensation
As reported	$56,550	$186,021	$959,016
Pro forma	202,861	285,220	302,803

The following significant assumptions were utilized to calculate the fair value information presented utilizing the Black-Scholes pricing model:

	Year Ended December 31,
	2004	2003	2002
Risk free interest rate	3.25%	2.93%	3.63%
Expected life	4.67 years	4.1 years	3.5 years
Expected volatility	135%	140%	156%
Expected dividends	—	—	—
Weighted average fair value of options granted	$0.41	$0.31	$1.56

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

Comprehensive Income

SFAS 130, “Reporting Comprehensive Income” establishes rules for the reporting of comprehensive income (loss) and its components. Comprehensive income (loss) consists of net income (loss), and unrealized gains (losses) on available-for-sale securities. During the years ended December 31, 2004, 2003 and 2002, the Company recorded other comprehensive loss of $126,203, $59,523 and other comprehensive income of $147,613, respectively, for unrealized gains (losses) on available-for-sale securities. Since the Company has various net operating loss carry forwards, the amounts related to other comprehensive income (loss) for all periods presented are shown without any income tax provision or benefit.

Reclassifications

Certain reclassifications have been made to the prior year consolidated financial statements to conform with the current year presentation.

New Accounting Pronouncements

In December 2003, FASB issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (FIN 46R). FIN 46R states that companies that have exposure to the economic risks and potential rewards from another entity’s assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all special-purpose entities by the end of the first reporting period ending after December 15, 2003. FIN 46R shall be applied to all variable interest entities by the end of the first reporting period ending after March 15, 2004, for enterprises that are not small business issuers or December 15, 2004 for enterprises that are small business issuers. The Company adopted FIN 46R with its joint venture with Curtom Metalclad which did not have a material effect on the consolidated financial statements.

In November 2004, FASB issued SFAS No. 151 “Inventory Costs” amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 pf ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No, 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 151 to have a material effect on its consolidated financial statements.

In December 2004, FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets” which amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” APB No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date SFAS No. 153 was issued. SFAS No. 153 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 153 to have a material effect on its consolidated financial statements.

In December 2004, FASB issued SFAS No. 123R which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expressed no preference for the type of valuation model. SFAS No. 123R is effective for enterprises that are small business issuers as of the beginning of interim or annual reporting periods that begin after June 15, 2005. The impact of SFAS No. 123R has not been determined by the Company.

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

NOTE 2 — CURTOM-METALCLAD

In 1989, the Company entered into a joint venture with a minority service firm (“Curtom-Metalclad”) to perform industrial insulation and industrial asbestos abatement services similar to those performed by the Company. When contracts are obtained by the joint venture, the Company performs the work specified in the contract as a subcontractor to the joint venture. The joint venture agreement provides that Curtom-Metalclad receives approximately 2.5% of contract revenues. The Company’s ownership in Curtom-Metalclad was 49% and was being accounted for on the equity method through December 31, 2001.

In January 2003, FASB issued FASB Interpretation 46, “Consolidation of Variable Interest Entities, and an Interpretation of ARB No. 51” (FIN 46). In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements.

In general, a VIE is a corporation, partnership, limited-liability corporation, trust, or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

FIN 46 requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a variable interest holder) is obligated to absorb a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the VIE’s residual returns (if no party absorbs a majority of the VIE’s losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest.

FIN 46 also requires disclosures about VIEs that the variable interest holder is not required to consolidate but in which it has a significant variable interest. FIN 46 was effective immediately for VIEs created after January 31, 2003. The provisions of FIN 46, as originally issued, were adopted as of January 1, 2002 for the Company’s interests in VIEs that are special purpose entities (SPEs). Curtom-Metalclad was deemed to be a SPE and, as such, the Company consolidated Curtom-Metalclad as of January 1, 2002 since the Company was deemed to be the primary beneficiary. The adoption of FIN 46 (for interests in SPEs, i.e. Curtom-Metalclad) on January 1, 2002 was immaterial since the Company performed 100% of the work for Curtom-Metalclad and assets were less than $20,000.

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

NOTE 4 — CHANGE IN CONTROL

In connection with their resignations and corporate change in control, and in lieu of compensation which would otherwise be due under change of control provisions contained in previously executed and adopted employment contracts, which were amended and restated as of January 1, 2002, the Company issued the Company’s former Chief Executive Officer, Grant Kesler, 140,000 shares of the Company’s common stock, forgave a loan due from Mr. Kesler in the amount of $543,000 in exchange for future consulting services, which were minimal, and paid Mr. Kesler $832,000 in cash. The Company charged to expense the full amount of the loan forgiveness during the year ended December 31, 2002. In addition the Company issued, Anthony Dabbene, the Company’s former Chief Financial Officer 86,000 shares of the Company’s common stock and paid Mr. Dabbene $637,000 in cash. In addition, all outstanding unvested stock options held by the prior Board of Directors, including Mr. Kesler and Mr. Dabbene, were immediately vested and became exercisable. Mr. Kesler and Mr. Dabbene each agreed to act as consultants to the Company under two-year and three-month consulting agreements, respectively. In addition to the payment discussed above, Mr. Dabbene’s compensation for consulting was $5,000 per month.

In March 2002, the Company reimbursed Mr. Wayne Mills, the Company’s former Chief Executive Officer (as of October 15, 2004), $100,000 for legal fees expended by him to effect this change in management.

For the year ended December 31, 2002, the Company recognized $3,332,726 of expense related to the change of management, including insurance premiums, legal fees, severance pay and relocation of the Company’s headquarters. The cash payments related to these expenses were approximately $2,008,000. The non-cash charges primarily relate to the forgiveness of the loan due from Mr. Kesler, the issuance of common stock to Mr. Kesler and Mr. Dabbene, the expense pursuant to APB No. 25 and related interpretations related to the accelerated vesting of stock options for the prior directors.

NOTE 5 — ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at December 31:

	2004	2003
Billed
Completed contracts	$445,929	$526,686
Contracts in process	596,061	326,823
Time and material work	806,389	693,673
Material sales	28,410	26,953
Unbilled retainage	186,553	209,746

	2,063,342	1,783,881
Less: Allowance for doubtful accounts	(50,000)	(65,000)

	$2,013,342	$1,718,881

NOTE 6 — COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consisted of the following at December 31:

	2004	2003
Costs incurred on uncompleted contracts	$2,061,896	$3,487,624
Estimated earnings	359,131	853,884

	2,421,027	4,341,508
Less billings to date	(2,155,427)	(4,401,804)

	$265,600	$(60,296)

     The above information is presented in the balance sheet as follows:

	2004	2003
Costs and estimated earnings in excess of billings on uncompleted contracts	$305,057	$179,654
Billings in excess of costs and estimated earnings on uncompleted contracts	(39,457)	(239,950)

	$265,600	$(60,296)

NOTE 7 — CONVERTIBLE INVESTMENT

On November 4, 2002 the Company entered into an agreement whereby it would advance up to $2.5 million to Zamba Corporation (“Zamba”). Although the advance was characterized as a note receivable, the intent of the parties was to have the advance, when fully funded, converted into common stock of Zamba, or at the Company’s option, was payable by Zamba in shares of NextNet Wireless, Inc. (“NextNet”) Series A Preferred Stock owned by Zamba. The note was not repayable in cash. The agreement also gave the Company the option to acquire additional shares of NextNet Series A Preferred Stock. The Company had advanced $1,000,000 as of December 31, 2002. On January 13, 2003, the Company advanced $100,000 and on February 17, 2003, advanced an additional $650,000. On February 17, 2003, the Company amended its agreement with Zamba whereby the total amount the Company would advance to Zamba was reduced to $1,750,000, the provision allowing the Company to convert the advances into Zamba’s common stock was removed and the option the Company had to purchase an additional 750,000 shares of NextNet Series A Preferred Stock from Zamba was also removed. Since the advances were never intended to be repayable in cash, but were repayable through conversion into shares of Zamba’s NextNet Series A Preferred Stock, the Company recorded all advances as an investment into Zamba and NextNet. On March 31, 2003, the agreement expired and the advances were converted in to 415,340 shares of NextNet Series A Preferred Stock. On November 4, 2002, Mr. Wayne Mills, the former CEO of the Company, owned approximately 6.3% of the outstanding common stock of Zamba and approximately 3.3% of NextNet .

NOTE 8 — INVESTMENTS IN UNCONSOLIDATED AFFILIATES

In 1989, the Company entered into a joint venture with a minority service firm (“Curtom-Metalclad”) to perform industrial insulation and industrial asbestos abatement services similar to those performed by the Company. When contracts are obtained by the joint venture, the Company performs the work specified in the contract as a subcontractor to the joint venture. Curtom-Metalclad’s operations and financial position are not material to the Company taken as a whole. Additionally, the assets and liabilities held by the joint venture are insignificant (See Note 2).

In November 2001, the Company purchased 56,338 shares of Series C Convertible Preferred Stock of Catalytic Solutions, Inc. (“Catalytic Solutions”) for $1,000,000. Catalytic Solutions is a privately held materials science technology company focused on applying its technology to improve the performance and reduce the cost of automotive catalytic converters. Each preferred share may be converted into 1.13625 shares of common stock at any time by the Company, subject to customary adjustments for stock splits, stock combinations, stock dividends, reclassifications and the like. All preferred shares will automatically convert into fully paid and nonassessable shares of common stock (1) if Catalytic Solutions closes a firmly underwritten public offering of shares of common stock with aggregate net proceeds of at least $20 million and a per share public offering price of at least 1.5 times the per share purchase price of the preferred shares or (2) upon the consent or agreement of the holders of a majority of the outstanding shares of Series C Preferred Stock. In evaluating the carrying value of our investment in Catalytic Solutions we consider whether there has been an “impairment indicator” as discussed in Emerging Issues Task Force 03-1 and determined that there had been an impairment indicator during the year ended December 31, 2004. The Company determined there had been an other-than-temporary decline in the fair value of its investment below the cost and recorded an impairment charge of $141,000 during the year ended December 31, 2004.

In March 2003, the Company converted approximately $1,757,000 of advances made to Zamba Corporation into 415,340 shares of NextNet Wireless, Inc. (“NextNet”) Series A Preferred Stock owned by Zamba. NextNet is a privately held provider of non-line-of-sight plug-and-play broadband wireless access systems. Each preferred share was convertible into three shares of NextNet common stock. In March 2004, NextNet merged with Clearwire Corporation (“Clearwire”).

Under the terms of the merger, the Company will receive warrants to purchase 290,738 shares of the class A common stock of Clearwire in exchange for the 415,340 shares of Series A Preferred Stock that it owns of NextNet. The warrants the Company will receive from Clearwire will have an exercise price of $4.00 per share, are immediately exercisable and have a term which terminates after the earlier of six years or upon the occurrence of certain events which gives the holders of the warrant liquidity with respect to the underlying common stock. Based upon the foregoing, the Company determined that there had been an other-than-temporary decline in the fair value of its investment below the cost and recorded an impairment charge of $1,000,000 for the year ended December 31, 2003. The Company valued the warrants received using the Black-Scholes pricing model using 113% as the volatility, 1.24% as the risk free interest rate, an expected life of six years, $3.28 as the stock price and no expected dividends. The Company has not obtained, and will not obtain, an independent appraisal of the value of the warrants. In evaluating the carrying value of our investment in Clearwire we consider whether there has been an “impairment indicator” as discussed in Emerging Issues Task Force 03-1. We determined that there had not been an impairment indicator during the year ended December 31, 2004.

NOTE 9 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
	2004	2003
Building and land	$2,047,364	$2,047,364
Machinery and equipment	403,942	395,457
Automotive equipment	513,381	593,860
Building improvements	32,718	32,718

	2,997,405	3,069,399

Less accumulated depreciation and amortization	(635,227)	(597,115)

	$2,362,178	$2,472,284

Depreciation and amortization expense for the years ended December 31, 2004, 2003 and 2002 was $175,038, $181,199 and $161,256, respectively.

NOTE 10 — ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2004	2003
Accrued interest	$17,393	$16,657
Wages, bonuses and taxes	112,441	160,982
Union dues	152,895	125,566
Accounting and legal fees	28,000	55,456
Insurance	196,200	193,964
Insurance settlement reserve	375,000	—
Other	158,646	178,674

	$1,040,575	$731,299

NOTE 11 — CONVERTIBLE NOTE PAYABLE

In December 2003, the Company issued a $1,300,000, 10% convertible promissory note (effective interest rate of 39.3%). The note required interest only payments through April 15, 2004, and thereafter is payable in equal monthly installments over the next 33 months. The note is convertible by the noteholder into common stock of the Company at $1.35 per share, and allows the Company, subject to certain conditions and limitations, to make monthly installment payments with its common stock at a price per share approximating the then market value. In connection with the financing the Company paid a 3% origination fee, issued a five year warrant for the purchase of 400,000 shares of the Company’s common stock at $1.50 per share, and granted the noteholder a security interest in 249,200 shares of NextNet Wireless, Inc. Series A Preferred Stock (which are now convertible into 174,440 warrants to purchase Clearwire common stock), and 33,800 shares of Catalytic Solutions, Inc. Series C Preferred Stock, owned by the Company. The proceeds of $1,300,000 were allocated between the note, and the fair value of the warrants based on using the Black Scholes pricing model. The resulting original issue discount, the fair value of the warrants, and the beneficial conversion of the note payable into common stock as defined in EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”), is being amortized over the life of the note using the straight-line method, which approximates the interest method. In addition, we entered into a registration rights agreement whereby the Company agreed to file a registration statement with the U.S. Securities and Exchange Commission, covering the issuance or resale of the shares of the Company’s common stock which may be issued in connection with the note and warrants issued to the noteholder. The Company failed to have the registration effective by June 1, 2004 and is issuing the noteholder warrants on a monthly basis as a penalty. During the year ended December 31, 2004, the Company issued 65,000 fully-vested four-year warrants with an exercise price of $1.44. These warrants were valued using the Black-Scholes pricing model at $32,500 and expensed on the consolidated statement of operations. The note, the warrant and the registration rights agreement have cross default provisions. The note is personally guaranteed by Wayne Mills, the Company’s former Chief Executive Officer. Principal maturities are as follows:

Year ending December 31,
2005	$461,768
2006	510,121
2007	44,847

Total	1,016,736
Less original issue discount and beneficial conversion of note payable into common stock	(260,525)

Total long-term debt	756,211
Less current portion	(336,716)

Long-term debt, net	$419,495

NOTE 12 — NOTES PAYABLE TO BANKS

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

The line of credit agreement with Far East National Bank originally matured on October 28, 2004, which maturity date was extended to December 1, 2004, was further extended to January 14, 2005 and was further extended to January 27, 2005, bore interest at a floating rate based upon the bank’s prime rate plus 1% (6.25% and 5.00% at

December 31, 2004 and 2003, respectively). The line of credit was collateralized by certain assets of the Company and personally guaranteed by the Company’s former CEO, Wayne Mills. Borrowings under the agreement were limited to $1,000,000 plus the amount of cash collateral posted, up to $500,000, in the form of a certificate of deposit at the bank.

At December 31, 2004 and 2003, $1,000,000 was outstanding on the credit agreement with available borrowings of $0. The loan terms stipulate that the Company maintain compliance with certain financial covenants and ratios. At December 31, 2004, the Company was in compliance with these covenants (See Note 23).

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

NOTE 13 — LONG-TERM DEBT

Long-term debt consists of various notes payable to finance companies for vehicles used in the ordinary course of the Company’s insulation business. The notes are collateralized by the vehicles and bear interest at rates ranging from 0% to 8.99% for periods of 36 to 60 months with the last payment due in 2007. Principal maturities over the next five years are as follows:

Year ending December 31,
2005	$124,767
2006	69,858
2007	24,500

Totals	219,125
Less current portion	(124,767)

Long-term portion	$94,358

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

In November 2003, the Company’s subsidiary, Metalclad Insulation Corporation, refinanced the facilities in Anaheim. Metalclad Insulation Corporation obtained a $1,596,000 mortgage on the building from Far East National Bank, Los Angeles, California that matures in October 2008 and bears interest at a floating rate based upon the bank’s prime rate plus 1% (5.00% on the date of the loan). On December 31, 2004 and 2003 the interest rate was 6.25% and 5.00%, respectively. The mortgage is guaranteed by the Company’s former CEO, Wayne Mills. At December 31, 2004, the remaining balance on the mortgage was $1,540,481. The mortgage is collateralized by the building. Principal maturities on the mortgage are as follows:

Year ending December 31,
2005	$43,980
2006	46,849
2007	49,906

Year ending December 31,
2008	1,399,746

Totals	1,540,481
Less current portion	(43,980)

Long-term portion	$1,496,501

NOTE 15 — CAPITAL LEASE OBLIGATION

During the year ended December 31, 2003, the Company entered into a lease agreement for the use of equipment. The lease agreement expires in July, 2005. The lease was recorded as a capital lease obligation and bears interest at 13.3%. The obligation is collateralized by the property under lease. The total cost of the leased equipment was $35,288 and accumulated amortization on the leased equipment was $9,998 and $2,941 at December 31, 2004 and 2003, respectively.

The following is a schedule of future minimum lease payments under capital lease together with the present value of the net minimum lease payments for the years ending December 31:

Future minimum lease payments due at:
2005	$13,449

Total	13,449
Less: amounts representing interest	(1,494)

Present value of future minimum lease payments	11,955
Less: current portion	(11,955)

Capital lease obligation, less current portion	$—

NOTE 16 — INCOME TAXES

The major deferred tax items are as follows:

	December 31,
	2004	2003
Assets:
Allowances established against realization of certain assets	$494,000	$583,000
Net operating loss carry-forwards	13,083,000	13,567,000
Liabilities:
Accrued liabilities and other	(65,000)	(63,000)

	13,512,000	14,087,000
Valuation allowance	(13,512,000)	(14,087,000)

	$—	$—

The change in valuation allowance was $(575,000), $1,043,000 and $7,867,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Income tax computed at the U.S. federal statutory rate reconciled to the effective tax rate is as follows for the years ended December 31:

	2004	2003	2002
Federal statutory tax rate benefits	35.0%	(35.0)%	(35.0)%
State tax, net of federal benefit	5.0%	(5.0)%	(5.0)%
Change in valuation allowance	(42.4)%	34.7%	39.5%
Permanent differences	2.4%	5.3%	0.5%

Effective tax rate	0.0%	0.0%	0.0%

At December 31, 2004, the Company has available for U.S. federal income tax purposes net operating loss carry-forwards of approximately $33,000,000. These carryforwards expire in the years 2010 through 2024. The ultimate utilization of the net operating loss carryforwards may be limited in the future due to changes in the ownership of the Company. This limitation, if applicable, has not been determined by the Company.

The realization of the Company’s deferred tax assets is dependent upon the Company’s ability to generate taxable income in the future. The Company has recorded a 100% valuation allowance against all of the deferred tax assets due to the uncertainty regarding their realizability.

NOTE 17 — SHAREHOLDERS’ EQUITY

Stock Options

On August 18, 1992, the Company adopted an omnibus stock option plan (the “1992 Plan”) which authorized options to acquire 160,000 shares of the Company’s common stock. At December 31, 2004, there were options outstanding under the 1992 Plan for 2,000 shares, and no shares available for grant. These options will expire 10 years from the date of grant. Under the terms of the plan, the Board of Directors may grant options and other stock-based awards to key employees to purchase shares of the Company’s common stock. The options are exercisable at such times, in installments or otherwise, as the Board of Directors may determine.

On March 24, 1993, the Company adopted an omnibus stock option plan (the “1993 Plan”) which authorized options to acquire 100,000 shares of the Company’s common stock. The terms of the 1993 Plan are the same as the 1992 Plan. At December 31, 2004, there were options outstanding under the 1993 Plan for 6,470 shares, and no shares available for grant. These options expire 10 years from the date of the grant. Under the terms of the plan, the Board of Directors had the authority to grant options and other stock-based awards to key employees to purchase shares of the Company’s common stock. The options were exercisable at such times, in installments or otherwise, as the Board of Directors determined.

On May 15, 1997, the Company adopted an omnibus stock option plan (the “1997 Plan”) which authorized options to acquire 600,000 shares of the Company’s common stock. At December 31, 2004, there were 450,000 options outstanding under this plan and 150,000 options available for grant. These options expire 10 years from the date of the grant. Under the terms of the plan, the Board of Directors may grant options and other stock-based awards to key employees to purchase shares of the Company’s common stock. The options are exercisable at such times, in installments or otherwise, as the Board of Directors may determine.

On November 20, 2001, the Company adopted an omnibus stock option plan (the “2000 Plan”) which authorized options to acquire 2,000,000 shares of the Company’s stock. At December 31, 2004, there were options outstanding under the 2000 plan for 1,706,400 shares and 293,600 shares available for grant. These options expire 10 years from date of grant. The terms of the 2000 Plan are the same as the 1997 Plan. Under the terms of the plan, the stock option committee may grant options and other stock-based awards to key employees and members of the board of directors to purchase shares of the Company’s common stock. The options are exercisable at such times, in installments or otherwise, as the stock option committee may determine.

At December 31, 2004, there were options that were granted outside of the stock option plans, outstanding to acquire 217,700 shares of the Company’s stock.

The following is a summary of options granted:

	Year Ended December 31,
	2004		2003		2002
		Weighted Average		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Options outstanding at beginning of the year	2,297,400	$4.31	2,150,500	$4.62	1,693,500	$5.43
Granted	240,000	0.59	210,000	0.57	500,000	2.24
Exercised	—	—	—	—	—	—
Canceled	(154,830)	1.35	(63,100)	2.55	(43,000)	8.51

Options outstanding at end of the year	2,382,570	$4.13	2,297,400	$4.31	2,150,500	$4.62

Options Exercisable	2,109,470	$4.47	1,935,484	$4.70	1,699,254	$5.11

	Options Outstanding			Options Exercisable
		Weighted average
		remaining
	Number outstanding	contractual life in	Weighted average	Number exercisable	Weighted average
Range of exercise prices	as of 12/31/04	years	exercise price	as of 12/31/04	exercise price
$0.50-$1.20	413,000	5.00	$0.69	166,500	$0.84
$2.00	510,000	6.44	$2.00	510,000	$2.00
$2.50	363,400	3.67	$2.50	346,800	$2.50
$3.00	870,000	5.39	$3.00	870,000	$3.00
$12.50-$45.00	226,170	1.39	$22.16	216,170	$22.14

$0.50-$45.00	2,382,570	4.90	$4.13	2,109,470	$4.47

On November 7, 2002 the Company issued options to purchase a total of 75,000 shares of its available-for-sale securities holdings in Chiral Quest, Inc., now known as VioQuest Pharmaceuticals, Inc., to three members of the Company’s Board of Directors. The options vested as to 25% immediately and as to an additional 25% on each of November 5, 2003, 2004 and 2005. Further, the options fully vest upon a “change of control” of Chiral Quest, Inc., which event occurred on February 14, 2003. The options have an exercise price of $1.25 per share. The Company recorded compensation cost of $26,596 for the year ended December 31, 2002 related to the options granted and the remaining deferred compensation of $66,065 was recognized in the year ended December 31, 2003.

Stock Purchase Warrants

In connection with various debt offerings, stock placements and services provided, the Company has issued various stock purchase warrants. All such warrants were issued at prices which approximated or exceeded fair market value of the Company’s common stock at the date of grant and are exercisable at dates varying from immediately to nine years. The Company issued a consultant a five-year warrant to purchase 50,000 shares of the Company’s common stock during the year ended December 31, 2004 and recognized $24,050 of expense related to the warrant. The

Company issued warrants to purchase 65,000 shares of the Company’s common stock to Pandora Select Partners, L.P. (“Pandora”) during the year ended December 31, 2004 and recognized $32,500 of expense related to the warrants. The warrants were issued to Pandora as a penalty for failing to have an agreed upon registration statement declared effect by June 1, 2004. The Company issued a consultant a five-year warrant to purchase 50,000 shares of the Company’s common stock during the year ended December 31, 2003 and recognized $21,364 of expense related to the warrant. At December 31, 2004 and 2003, the weighted average exercise price for warrants outstanding was $1.41 and $1.50, respectively, expiring through July, 2009.

Summarized information for stock purchase warrants is as follows:

	Number of Warrants	Price per share
Warrants outstanding at December 31, 2001	1,130,089	$1.50-$4.80
Exercised	(25,000)	$1.50
Expired	(48,256)	$3.50

Warrants outstanding at December 31, 2002	1,056,833	$1.50-$4.80
Issued	550,000	$1.41
Expired	(456,153)	$3.51

Warrants outstanding at December 31, 2003	1,150,680	$0.50-$3.50
Issued	115,000	$0.75-$1.44
Expired	(25,680)	$3.50

Warrants outstanding at December 31, 2004	1,240,000	$0.50-$1.50

Common Stock

During the year ended December 31, 2002, the Company issued 226,000 shares in connection with the resignations of two officers of the Company and 25,000 shares as the result of warrant exercises. The Company repurchased 194,800 shares as a result of a stock buyback program.

During the year ended December 31, 2003, the Company repurchased 260,000 shares as a result of a stock buyback program.

During the year ended December 31, 2004, the Company sold 400,000 shares for a total of $200,000.

NOTE 18 — EMPLOYEE BENEFIT PLANS

Effective January 1, 1990, the Company established a contributory profit sharing and thrift plan for all salaried employees. Discretionary matching contributions may be made by the Company based upon participant contributions, within limits provided for in the plan. No Company contributions were made in the years ended December 31, 2004, 2003 and 2002.

Additionally, the Company participates in several multi-employer plans, which provide defined benefits to union employees of its participating companies. The Company makes contributions determined in accordance with the provisions of negotiated labor contracts. The contributions were $413,965, $332,237 and $325,788 for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 19 — SIGNIFICANT CUSTOMERS

Sales for the year ended December 31, 2004 to Southern California Edison Company (“SCE”) under the strategic alliance program with Curtom-Metalclad were approximately $2,725,000. Additionally, the Company had sales of approximately $1,701,000 to Calpine Construction Management Company, Inc. (“Calpine”) during the year ended December 31, 2004. Accounts receivable from Calpine was approximately $701,000 as of December 31, 2004 and accounts receivable from JE Merit Constructors, Inc. was approximately $233,000.

Sales for the year ended December 31, 2003 to Southern California Edison Company (“SCE”) and LA Power Joint Venture under the strategic alliance program with Curtom-Metalclad were approximately $2,233,000 and $1,801,000, respectively. Accounts receivable from SCE and LA Power Joint Venture was approximately $98,000 and $290,000, respectively, as of December 31, 2003. Additionally, the Company had sales of approximately $1,275,000 to Shell Oil Products US during the year ended December 31, 2003. Accounts receivable from Shell Oil Products US was approximately $80,000 as of December 31, 2003.

Sales for the year ended December 31, 2002 to Southern California Edison Company (“SCE”) plants under the strategic alliance program with Curtom-Metalclad were approximately $5,590,000. The Company had trade accounts receivable of approximately $434,000 from SCE, as of December 31, 2002. Additionally, the Company had sales of approximately $1,967,000 and $1,571,000 to Kiewit Industrial Company and Equilon Enterprises LLC, respectively, during the year ended December 31, 2002. Accounts receivable from these two customers were approximately $486,000 and $76,000, respectively, as of December 31, 2002.

NOTE 20 — COMMITMENTS AND CONTINGENCIES

Collective Bargaining Agreements

Approximately 90% of the Company’s employees are covered under collective Bargaining Agreements. One agreement, the “Maintenance Agreement” with Local No. 5 of the International Association of Heat and Frost Insulators and Asbestos Workers expired in December 2003. The “Basic Agreement” with Local No. 5 of the International Association of Heat and Frost Insulators and Asbestos Workers expired in August 2004. In August, 2004 a new “Basic Agreement” was signed with Local No. 5 that expires in September 2008. The new “Basic Agreement” included the “Maintenance Agreement” as an addendum. Approximately 95% of our hourly employees are covered by the Local No. 5 agreement. An agreement with the Laborers Local 300 was signed in January 2004 and expires in December 2006. Approximately 5% of the our hourly employees are covered by the Labors Local 300 agreement.

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

Total rent expense under operating leases was $67,631, $83,821 and $145,418 for the years ended December 31, 2004, 2003, and 2002, respectively. There are no future minimum non-cancelable lease commitments.

Litigation

Prior to 1975, the Company was engaged in the sale and installation of asbestos-related insulation materials, which has resulted in numerous claims of personal injury allegedly related to asbestos exposure. Many of these claims are now being brought by the children and close relatives of persons who have died, allegedly as a result of the direct or indirect exposure to asbestos.

The number of asbestos-related cases which have been initiated naming us (primarily our subsidiary, Metalclad Insulation Corporation) as a defendant had increased from approximately 254 in 1999 to 527 in 2000 and 725 in 2001. The number of cases initiated slightly decreased to approximately 590 in 2002, decreased to approximately 351 in 2003, and further decreased to 265 in 2004. At December 31, 2001, 2002, 2003, and 2004, there were, respectively, approximately 1,009, 988, 853 and 710 cases pending. It had been previously improperly reported in the Company’s Form 10K for the period ended December 31, 2002, filed with the Securities and Exchange Commission, that there were approximately 660 cases pending at December 31, 2002, and 700 cases pending at the end of 2001. Although, the number of claims made in 2002, 2003, and 2004 reflected a downward trend from 2001, and the number of cases pending on December 31, 2004, dropped from those pending on December 31, 2003, it cannot be assumed that this trend will continue. The sympathies of juries, the aggressiveness of the plaintiff’s bar, and the declining defendant base as a result of business failures, has also led to a trend of larger payments and settlements on settled cases.

It is difficult to determine if we have adequate insurance to cover these claims. There are numerous insurance carriers who have issued a number of occurrence policies to us over a period extending from the late 1960’s through approximately 1985 that still provide coverage. After approximately 1985 the policies were issued with provisions which purport to exclude coverage for asbestos related claims. The terms of our insurance policies are complex, and coverage for many types of claims is limited as to the nature of the claim and the amount of coverage available. At this time we cannot determine with any degree of accuracy the amount of coverage available. While we may be able to engage an actuary to provide us with an estimated range of aggregate future claims, we have not done so, and we cannot accurately predict the number and the nature of the claims which may be made in the future. Unless the current trend of reducing claim occurrence continues and we do not experience a significant increase in the per claim settlement amounts, these claims will likely have a material adverse effect on our financial condition and business in the future. Because of our insurance coverage, we do not anticipate any adverse effect on our financial condition to develop for at least the next three to four years if current claims trends continue. Beyond that, however, the effect of those claims is uncertain.

On February 23, 2005 ACE Property & Casualty Company (“ACE”), Central National Insurance Company of Omaha (“Central National”) and Industrial Underwriters Insurance Company (“Industrial”), which are all related entities, filed a declaratory relief lawsuit against Metalclad Insulation Corporation and a number of Metalclad’s other liability insurers, in the Superior Court of the State of California, County of Los Angeles. ACE, Central National and Industrial issued umbrella and excess policies to Metalclad, which has sought and obtained from the plaintiffs both defense and indemnity under these policies for the asbestos lawsuits brought against Metalclad during the last four to five years. The lawsuit seeks declarations regarding a variety of coverage issues, but is centrally focused on issues involving whether historical and currently pending asbestos lawsuits brought against Metalclad are subject to either an “aggregate” limits of liability or separate “per occurrence” limits of liability. Whether any particular asbestos lawsuit is properly classified as being subject to an aggregate limit of liability depends upon whether or not the suit falls within the “products” or “completed operations” hazards found in most of the liability policies issued to Metalclad. Resolution of these classification issues will determine if, as ACE and Central National allege, their policies are nearing exhaustion of their aggregate limits and whether or not other Metalclad insurers who previously asserted they no longer owed any coverage obligations to Metalclad because of the claimed exhaustion of their aggregate limits, in fact, owe Metalclad additional coverage obligations. The lawsuit does not seek any monetary recovery from Metalclad. Nonetheless, we anticipate that we will incur attorneys fees and other associated litigation costs in defending the lawsuit and any counter claims made against us by any other insurers, and in prosecuting any claims we may seek to have adjudicated regarding our insurance coverage. In addition, this lawsuit may result in our incurring costs in connection with obligations we may have to indemnify some of our former insurers.

In 2003, 2004 and 2005 the Judiciary Committee of the United States Senate has and continues to consider legislation to create a privately funded, publicly administered fund to provide the necessary resources for an asbestos injury claims resolution program. The latest draft of the legislation called for the fund to be funded partially by asbestos defendant companies, of which the Company is one, and partially by insurance companies. The impact, if any, this potential legislation will have on us cannot be determined at this time.

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

In a related action, a default was entered against the Company in December 2002, in favor of the same former employee referred to in the foregoing paragraph by the Mexican Federal Labor Arbitration Board, for an unspecified amount. The former employee was seeking in excess of $9,000,000 in damages as a result of his termination as an employee. The default was obtained without the proper notice being given to the Company, and was set aside in the quarter ended June 30, 2003. The Mexican Federal Labor Arbitration Board rendered a recommendation on December 13, 2004, to the effect that the former employee was entitled to an award of $350,000 from Entrx in connection with the termination of his employment. The award is in the form of a recommendation which has been affirmed by the Mexican Federal Court. The Company intends to continue to pursue its claims against the same employee for breach of contract, fraud, collusion and other causes of action in connection with the 1999 sale of one of the Company’s operating businesses in Mexico. The affirmed recommendation does not represent a collectible judgment against the Company either in Mexico or the United States at this time. The Company intends to defend its position in further proceedings in Mexico. We believe the likelihood of any liability based upon this recommendation is remote and therefore we believe no potential liability is owed (or necessary to be accrued) at December 31, 2004.

In August of 2001, Metalclad Insulation Corporation purchased a workers’ compensation policy from American Home Assurance Company, an American International Group (“AIG”) company, for the period of September 1, 2001 to September 1, 2002. The premium for the workers’ compensation policy was to be calculated retrospectively. The American Home policy required Metalclad to pay an initial estimated premium but Metalclad’s premium is recalculated periodically, until March 1, 2006, based on actual workers’ compensation losses incurred. Metalclad also provided American Home with collateralized security for future premium adjustments in the form of a letter of credit and cash.

In November of 2003, a dispute arose between Metalclad, on the one hand, and American Home and Metalclad’s insurance broker, Meyers-Reynolds & Associates, on the other hand regarding calculation of the first periodic premium adjustment. Specifically, American Home employed the use of a loss development factor and estimated payroll figure in its premium calculation which substantially increased the premium it charged Metalclad. As a result of that dispute, another AIG company, National Union Fire Insurance Company of Pittsburgh drew down on the above mentioned letter of credit. Metalclad believes that American Home’s calculations are inconsistent with the terms of the American Home policy and representations made by American Home and Meyers-Reynolds regarding how the premium would be calculated. Metalclad also believes that National Union was in breach of the American Home policy when it drew down on the letter of credit.

On February 27, 2004, Entrx Corporation and Metalclad filed an action in Orange County Superior Court against American Homes, National Union and Meyers-Reynolds for breach of contract, breach of the covenant of good faith and fair dealing, declaratory relief, reformation, injunctive relief, negligent and intentional misrepresentation and breach of fiduciary duty. Entrx, Metalclad, American Home and National Union have agreed to resolve their dispute through arbitration which is scheduled to commence this spring.

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

Insurance Settlement

In June 2004, Metalclad Insulation Corporation, our wholly owned subsidiary, and Entrx Corporation, entered into a Settlement Agreement and Full Policy Release (the “Agreement”) releasing one of its insurers from its policy obligations for a broad range of claims arising from injury or damage which may have occurred during the period March 15, 1980 to March 15, 1981, under an umbrella liability policy (the “Policy”). The Policy provided limits of $5,000,000 in the aggregate and per occurrence. The insurer claimed that liability under the Policy had not attached, and that regardless of that fact, an exclusion in the Policy barred coverage for virtually all claims of bodily injury from exposure to asbestos, which is of primary concern to Metalclad Insulation Corporation. Metalclad Insulation Corporation took the position that such asbestos coverage existed. The parties to the Agreement reached a compromise, whereby Metalclad Insulation Corporation received $2,500,000 in cash, and Metalclad Insulation Corporation and Entrx Corporation agreed to indemnify and hold harmless the insurer from all claims which could be alleged against the insurer respecting the policy, limited to $2,500,000 in amount. Based on past experience related to asbestos insurance coverage, we believe that the Agreement we entered into in June 2004, will result in a probable loss contingency for future insurance claims based on the indemnification provision in the Agreement. Although we are unable to estimate the exact amount of the loss, we believe at this time the reasonable estimate of the loss will not be less than $375,000 or more than $2,500,000 (the $2,500,000 represents the maximum loss we would have based on the indemnification provision in the Agreement). Based on the information available to us, no amount in this range appears at this time to be a better estimate than any other amount. The $375,000 estimated loss contingency noted in the above range represents 15% of the $2,500,000 we received and is based upon our attorney’s informal and general inquiries to an insurance company of the cost for us to purchase an insurance policy to cover the indemnification provision we entered into. We recorded a reserve of $375,000 at the time we entered into the Agreement and nothing has come to our attention that would require us to record a different estimate at December 31, 2004.

Letters of Credit

In August 2003, Arrowhead Consulting Group (“Arrowhead”) agreed to arrangements with the Company which resulted in the issuance of completion bonds benefiting a joint venture of Metalclad Insulation Corporation for two projects. The issuer of the bonds required credit enhancement and accepted letters of credit issued by M&I Bank through the efforts of Arrowhead. As compensation for Arrowhead having its bank issue its letters of credit, the Company agreed to pay a fee and issue a three-year warrant to purchase 100,000 shares of the Company’s common stock, at $1.50 per share, to Arrowhead, valued using the Black-Scholes pricing model at $98,592. In addition, the Company provided collateral in the form of an assignment of shares of NextNet Wireless, Inc. preferred stock owned by the Company and Wayne Mills, the Company’s CEO, provided Arrowhead with his personal guaranty. At December 31, 2003 the bonds remained outstanding. In April, 2004 one bond was closed and in July, 2004 the second bond was closed and the collateral held by Arrowhead was returned to the Company.

Other Matters

The Company had under contract uncompleted work at bid prices totaling approximately $9,003,000 and $5,559,000 at December 31, 2004 and 2003, respectively.

Employment Agreement

The Company had an employment agreement with its former Chief Executive Officer, WayneMills, which expired at-will. The agreement required minimum annual compensation of $200,000, plus an annual incentive bonus as defined in the agreement and six months severance, in the event of sale or merger of the Company or if terminated without cause. Mr. Mills resigned his position with the Company on October 15, 2004. The Board of Directors agreed to continue the his salary and benefits through December 31, 2004.

The Company also had an employment agreement with another one of its officers, which would have expired in April 2006. The agreement required minimum annual compensation of $165,000, plus an annual bonus as defined in the agreement and three months severance, in the event of sale or merger of the Company or if terminated without cause. This officer resigned from his position with the Company on April 2, 2004.

NOTE 21 — SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH INVESTING ACTIVITIES

Supplemental Disclosures of Cash Flow Information

Cash paid for interest was $279,834, $165,509 and $113,021 for the years ended December 31, 2004, 2003, and 2002, respectively.

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

As part of the purchase of Chiral Quest, Inc., formerly Surg II, Inc., the Company had goodwill of $384,679 and minority interests of $264,749 during the year ended December 31, 2002. The distribution of the Chiral Quest, Inc. common stock to the Company’s shareholders resulted in a non-cash dividend of $3,085,753.

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

A former officer and director of the Company, who resigned in February 2002, is a partner in a law firm which has received payments for legal fees of $0, $0, and $42,888 for the years ended December 31, 2004, 2003, and 2002, respectively.

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

Effective November 1, 2003, the promissory note (the “Note”) referred to above and the Security and Pledge Agreement (the “Security Agreement”) relating to the securities pledged as collateral for such loan were amended. The Note was previously due on September 8, 2002. At that time, $1,250,000 of principal and approximately $75,000 of interest were due under the Note. The Note (except for the interest) was without recourse to Blake, but was secured under the terms of the Security Agreement by 500,000 shares of the Company’s common stock, and 250,000 shares of the common stock of VioQuest Pharmaceuticals, Inc., (OTCBB: VQPH), formerly Chiral Quest, Inc., owned by Blake and Mr. Mills. The common stock of VioQuest Pharmaceuticals, Inc. was spun out to the Company’s shareholders of record as of October 11, 2002, as a one-for-two stock dividend. Under the Security Agreement, the Company’s only recourse was to cancel the Company’s common stock held as collateral at $2.50 per share. In addition, Blake had the right to require the Company to cancel the shares of the Company’s common stock held as collateral, and apply the value of the Company’s common stock at $2.50 per share. Since the Security Agreement did not anticipate the situation where the Company spun off a subsidiary as a dividend, it was not clear under the Security Agreement as to how shares of VioQuest Pharmaceuticals, Inc. were to be treated. The closing per share purchase prices of the Company’s and VioQuest Pharmaceuticals, Inc., common stock on October 31, 2003, were $1.22 and $1.95, respectively, placing an aggregate market value on shares of the Company and VioQuest Pharmaceuticals, Inc. held as collateral on that date at $610,000 and $487,500, respectively.

The Board of Directors of the Company negotiated an amendment to the Security Agreement (the “Amended and Restated Security Agreement”) which it believed to be beneficial to the Company. The Note as amended (the “New Note”) is in the principal amount of $1,496,370, and now provides for an October 31, 2007 due date, with interest at 2% over the prime rate established by Wells Fargo Bank, NA in Minneapolis, Minnesota, adjusted on March 1 and September 1 of each year (6.5% at December 31, 2004), instead of the 12% rate established in the Note. Interest only is payable commencing March 1, 2004, and at the end of each six-month period thereafter. The New Note is with full recourse to Blake and the Amended and Restated Security Agreement does not require the Company, or permit Blake or Mr. Mills, to cancel the shares of the Company’s common stock, and require the Company to apply the value of those cancelled shares at $2.50 per share, to be applied against the principal balance of the amounts due. In addition, Mr. Mills has personally guaranteed the repayment of the New Note. At December 31, 2003, the note receivable balance, including interest, was $1,511,375. Due to the amendment to the note receivable whereby the New Note is with full recourse to Blake, which has minimal assets, other than 500,000 common shares of the Company’s common stock and 250,000 shares of VioQuest Pharmaceuticals, Inc., all of which are being held by the Company as collateral for the New Note. The Amended and Restated Security Agreement does not require the Company, or permit Blake or Mr. Mills, to cancel the shares of the Company’s common stock, and require the Company to apply the value of those cancelled shares at $2.50 per share, to be applied against the principal balance of the amounts due, the note receivable was reclassified from shareholders equity to assets on the balance sheet at December 31, 2004 and 2003. Other financial obligations of Mr. Mills, including his guarantees of approximately $3,557,000 of our debt (not including the New Note) as of December 31, 2004, could impair his ability to fulfill his obligations as a guarantor of the New Note. Any amounts paid by Mr. Mills on his guarantees of our debt would reduce the obligations of Blake Capital Partners and Mr. Mills on the New Note by the same amount.

At December 31, 2004, the shareholder note receivable balance, including interest of $32,510, was $1,528,880. The Company recorded a reserve against the receivable of $250,000 based upon the Company’s estimation as to the collectibility of the note receivable.

A director and an officer of the Company are employed by a corporation which has received payments for rent, health insurance and consulting services of approximately $151,985, $187,601 and $174,209 for the years ended December 31, 2004, 2003 and 2002, respectively.

According to the terms of his employment agreement, the Company paid Wayne Mills, its former Chief Executive Officer, $109,110 in consideration of his personal guarantee of the debt obligations with Far East Bank and to Arrowhead during 2003 (See Notes 12, 14 and 20).

In November 2002, the Company entered an agreement whereby it advanced $1.75 million to Zamba Corporation (“Zamba”). On March 31, 2003, the advances were converted into 415,340 shares of NextNet Wireless, Inc. Series A Preferred Stock owned by Zamba. Mr. Wayne Mills, the then CEO of the Company, owned approximately 6.3% of the outstanding common stock of Zamba on the date of the agreement (See Note 7).

NOTE 23 — SUBSEQUENT EVENTS

On January 27, 2005, the Company renewed its line of credit with Far East National Bank. The renewed line of credit is for up to $1,000,000, subject to 80% of eligible accounts receivable as defined in the loan agreement, and bears interest at a floating rate based upon the bank’s prime rate plus 1.5%. The new line of credit agreement with Far East National Bank matures on October 28, 2005 and is collateralized by certain assets of the Company and personally guaranteed by the Company’s former CEO, Wayne Mills.

On February 23, 2005 ACE Property & Casualty Company (“ACE”), Central National Insurance Company of Omaha (“Central National”) and Industrial Underwriters Insurance Company (“Industrial”), which are all related entities, filed a declaratory relief lawsuit against Metalclad Insulation Corporation and a number of Metalclad’s other liability insurers, in the Superior Court of the State of California, County of Los Angeles. ACE, Central National and Industrial issued umbrella and excess policies to Metalclad, which has sought and obtained from the plaintiffs both defense and indemnity under these policies for the asbestos lawsuits brought against Metalclad during the last four to five years. The lawsuit seeks declarations regarding a variety of coverage issues, but is centrally focused on issues involving whether historical and currently pending asbestos lawsuits brought against Metalclad are subject to either an “aggregate” limits of liability or separate “per occurrence” limits of liability. Whether any particular asbestos lawsuit is properly classified as being subject to an aggregate limit of liability depends upon whether or not the suit falls within the “products” or “completed operations” hazards found in most of the liability policies issued to Metalclad. Resolution of these classification issues will determine if, as ACE and Central National allege, their policies are nearing exhaustion of their aggregate limits and whether or not other Metalclad insurers who previously asserted they now longer owed any coverage obligations to Metalclad because of the claimed exhaustion of their aggregate limits, in fact, owe Metalclad additional coverage obligations. The lawsuit does not seek any monetary recovery from Metalclad. Nonetheless, we anticipate that we will incur attorneys fees and other associated litigation costs in defending the lawsuit and any counter claims made against us by any other insurers, and in prosecuting any claims we may seek to have adjudicated regarding our insurance coverage. In addition, this lawsuit may result in our incurring costs in connection with obligations we may have to indemnify some of our former insurers.

NOTE 24 — SELECTED QUARTERLY DATA (Unaudited)

The following summarized unaudited quarterly financial data has been prepared using the consolidated financial statements of Entrx Corporation:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2004:
Total revenue	$3,893,134	$2,233,282	$2,396,844	$4,473,020
Gross margin	574,032	412,481	326,709	600,282
Net income (loss)	(307,087)	1,813,640	(388,794)	(507,172)
Net income (loss) per common share — basic	$(0.04)	$0.25	$(0.05)	$(0.08)
Net income (loss) per common share — diluted	$(0.04)	$0.25	$(0.05)	$(0.08)

2003:
Total revenue	$3,902,269	$3,082,575	$3,121,424	$2,626,654
Gross margin (loss)	(67,729)	442,131	521,679	524,356
Net loss	(1,118,410)	(151,864)	(232,581)	(1,503,638)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net loss per common share — basic	$(0.15)	$(0.02)	$(0.03)	$(0.21)
Net loss per common share — diluted	$(0.15)	$(0.02)	$(0.03)	$(0.21)

Report of Independent Registered Public Accounting Firm

To Shareholders, Audit Committee and Board of Directors
Entrx Corporation
Minneapolis, Minnesota

Our report on our audits of the basic consolidated financial statements of Entrx Corporation for each of the years ended December 31, 2004, 2003 and 2002 appears on page F-1. The audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplementary information on page F-30 is represented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ VIRCHOW, KRAUSE & COMPANY, LLP

Minneapolis, Minnesota
February 14, 2005 (except as to Note 23, as to which the date February 23, 2005)

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to	Additions Charged		Balance at
Description	Beginning of Period	Costs and Expenses	to Other Accounts	Deductions	End of Period

Year ended December 31, 2004
Deducted from asset accounts:
Allowance for doubtful accounts	$65,000	$(13,636)	$—	$1,364	$50,000

Allowance on notes receivable	$779,402	$250,000	$—	$(779,402)	$250,000

Year ended December 31, 2003
Deducted from asset accounts:
Allowance for doubtful accounts	$61,500	$41,459	$—	$37,959	$65,000

Allowance on notes receivable	$1,166,402	$—	$—	$(387,000)	$779,402

Year ended December 31, 2002
Deducted from asset accounts:
Allowance for doubtful accounts	$57,500	$4,000	$—	$—	$61,500

Allowance on notes receivable	$779,402	$387,000	$—	$—	$1,166,402