Form 10QSB
period 2005-03-31
ENTRX CORP
filed 2005-05-12
CIK 13547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

          As of May 5, 2005, the registrant had 7,651,147 shares outstanding of its Common Stock, $.10 par value.

          Traditional Small Business Disclosure Format (check one): Yes ☐ No ☑

ENTRX CORPORATION AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,083,949	$2,357,208
Available-for-sale securities	127,679	152,455
Accounts receivable, less allowance for doubtful accounts of $50,000 as of March 31, 2005 and December 31, 2004	2,387,847	2,013,342
Costs and estimated earnings in excess of billings on uncompleted contracts	312,780	305,057
Inventories	101,152	108,415
Prepaid expenses and other current assets	104,943	173,748
Other receivables	225,255	314,375

Total current assets	4,343,605	5,424,600

Property, plant and equipment, net	2,317,703	2,362,178
Investment in unconsolidated affiliates	1,615,889	1,615,889
Shareholder note receivable, net of allowance of $250,000 as of March 31, 2005 and December 31, 2004	1,246,370	1,246,370
Other assets	74,111	74,111

	$9,597,678	$10,723,148

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Note payable to bank	$175,000	$1,000,000
Current portion of convertible note payable, net of original issue discount	348,356	336,716
Current portion of capital lease obligation	6,903	11,955
Current portion of long-term debt	111,333	124,767
Current portion of mortgage payable	43,829	43,980
Accounts payable	482,901	524,048
Accrued expenses	1,100,794	1,040,575
Billings in excess of costs and estimated earnings on uncompleted contracts	62,673	39,457

Total current liabilities	2,331,789	3,121,498

Long-term debt, less current portion	68,952	94,358
Convertible note payable, net of original issue discount, less current portion	327,951	419,495
Mortgage payable, less current portion	1,485,863	1,496,501

Total liabilities	4,214,555	5,131,852

Shareholders’ equity:
Preferred stock, par value $1; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.10; 80,000,000 shares authorized; 8,105,947 and 7,651,147 issued and outstanding, respectively, at both March 31, 2005 and December 31, 2004	810,595	810,595
Additional paid-in capital	70,273,624	70,263,161
Less treasury stock at cost, 454,800 shares at both March 31, 2005 and December 31, 2004	(380,765)	(380,765)
Accumulated deficit	(65,257,444)	(65,063,582)
Accumulated other comprehensive loss	(62,887)	(38,113)

	5,383,123	5,591,296

	$9,597,678	$10,723,148

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Contract revenues	$3,048,765	$3,893,134

Contract costs and expenses	2,496,322	3,319,102

Gross margin	552,443	574,032

Operating expenses:
Selling, general and administrative	671,951	806,357
Gain on disposal of property, plant and equipment, net	—	(5,880)

Total operating expenses	671,951	800,477

Operating loss	(119,508)	(226,445)

Interest income	32,151	24,541
Interest expense	(106,505)	(105,183)

Net loss	(193,862)	(307,087)

Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale securities	(24,774)	18,490

Comprehensive loss	$(218,636)	$(288,597)

Weighted average number of common shares — basic and diluted	7,651,147	7,244,215

Loss per share of common stock — basic and diluted	$(0.03)	$(0.04)

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2005	2004
	(unaudited)
Cash flows from operating activities:
Net loss	$(193,862)	$(307,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44,475	44,431
Gain on disposal of property, plant and equipment	—	(5,880)
Net interest income recorded on shareholder note receivable	22,981	7,380
Issuance of stock warrants related to note payable	10,463	—
Amortization of original issue discount	31,263	31,350
Changes in operating assets and liabilities:
Accounts receivable, net	(374,505)	(897,934)
Costs and estimated earnings in excess of billings on uncompleted contracts	(7,723)	(58,724)
Inventories	7,263	(10,258)
Prepaid expenses and other current assets	68,805	41,682
Other receivables	66,141	(52,505)
Accounts payable and accrued expenses	19,072	539,022
Billings in excess of costs and estimated earnings on uncompleted contracts	23,216	(108,539)

Net cash used in operating activities	(282,411)	(777,062)

Cash flows from investing activities:
Capital expenditures	—	(4,741)
Proceeds from sale of property, plant and equipment	—	13,500
Net cash provided by investing activities	—	8,759

Cash flows from financing activities:
Payments on long-term debt	(38,840)	(42,451)
Net payments on note payable to bank	(825,000)	—
Payments on convertible note payable	(111,167)	—
Payments on mortgage payable	(10,789)	(11,792)
Payments on capital lease obligation	(5,052)	(3,368)

Net cash used in financing activities	(990,848)	(57,611)

Decrease in cash and cash equivalents	(1,273,259)	(825,914)
Cash and cash equivalents at beginning of period	2,357,208	1,644,311

Cash and cash equivalents at end of period	$1,083,949	$818,397

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

1. The accompanying unaudited consolidated financial statements of Entrx Corporation and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management all adjustments, consisting of normal recurring items, necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

2. Certain accounts in the previous quarter’s consolidated financial statements have been reclassified for comparative purposes to conform with the current quarter consolidated financial statements. The reclassifications had no effect on net loss or shareholders’ equity.

3. Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common stock related to stock options and warrants had been issued. Dilutive common equivalent shares have not been included in the computation of diluted net loss per common share for the three months ended March 31, 2005 and 2004 because their inclusion would be anti-dilutive. The Company uses the treasury method for calculating the dilutive effect of the stock options and warrants (using the average market price).

     For the three months ended March 31, 2005 and 2004, 3,525,790 and 3,446,175 shares, respectively, attributable to outstanding stock options and warrants were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive. All common share equivalents are anti-dilutive in periods where the Company generates a net loss.

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

	Aggregate fair	Gross unrealized	Gross unrealized
	value	gains	losses	Cost
Available for sale securities – March 31, 2005	$127,679	$—	$(62,887)	$190,566
Available for sale securities – December 31, 2004	$152,455	$—	$(38,113)	$190,568

     The Company’s net unrealized holding (loss) gain was $(24,774) and $18,490 for the three months ended March 31, 2005 and 2004, respectively.

     On an ongoing basis, the Company evaluates its investments in available-for-sale securities to determine if a decline in fair value is other-than-temporary. When a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. Based on the nature of the investment, shares of common stock in a publicly-traded company, the ability and intent of the Company to hold the investment until a recovery of fair value, the Company believes that due to the volatility of the price of the available-for-sale securities that the cost of the investment is recoverable within a reasonable period of time, and the impairment not being material to the consolidated financial statements, a write-down of the investment to a new cost was not considered necessary at March 31, 2005.

     The Company also has minority investments in privately held companies. These investments are included in investments in unconsolidated affiliates on the Consolidated Balance Sheets and are carried at cost unless the fair value of the investment below the cost basis is judged to be other-than-temporary. The Company monitors these investments for impairment and makes appropriate reductions in carrying values. At March 31, 2005 and December 31, 2004, the Company’s

investments in unconsolidated affiliates consisted of an investment in Catalytic Solutions, Inc. valued at $859,000 and an investment in Clearwire Corporation valued at $756,889.

5. Inventories, which consist principally of insulation products and related materials, are stated at the lower of cost (determined on the first-in, first-out method) or market.

6. Accrued expenses consist of the following:

	March 31, 2005	December 31, 2004
Accrued interest	$11,710	$17,393
Wages, bonuses and taxes	149,703	112,441
Union dues	157,303	152,895
Accounting and legal fees	63,000	28,000
Insurance	180,034	196,200
Insurance settlement reserve	375,000	375,000
Other	164,044	158,646

	$1,100,794	$1,040,575

7. In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of the Company’s common stock at the grant date over the amount the employee must pay for the stock. The Company’s general policy is to grant stock options and warrants at fair value at the date of grant. Options and warrants issued to non-employees are recorded at fair value, as required by SFAS No. 123 “Accounting for Stock Based Compensation” (Statement 123), using the Black-Scholes pricing model. The Company adopted the disclosure-only requirement of SFAS No. 148, “Stock Based Compensation.”

     The Company applies APB No. 25 and related interpretations in accounting for its stock options and warrants. Accordingly, $10,463 and $0 of compensation cost has been recognized in the accompanying consolidated statements of operations and comprehensive loss for the three months ended March 31, 2005 and 2004, respectively. Had compensation costs for the Company’s stock options and warrants been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company’s net loss and loss per share would have been changed to the approximate pro forma amounts indicated below:

	For the Three Months Ended
	March 31,
	2005	2004
Net loss:
As reported	$(193,862)	$(307,087)
Pro forma	(251,314)	(366,387)

Basic and diluted net loss per share:
As reported	$(0.03)	$(0.04)
Pro forma	(0.03)	(0.05)

Stock-based compensation:
As reported	$10,463	$—
Pro forma	57,452	59,300

          The following significant assumptions were utilized to calculate the fair value information for options issued during the three months ended March 31, 2005 and 2004 utilizing the Black-Scholes pricing model:

	For the Three Months Ended
	March 31,
	2005	2004
Risk Free interest rate	2.77%	N/A
Expected life	3 years	N/A
Expected volatility	153%	N/A
Expected dividends	—	N/A

8. In June 2004, Metalclad Insulation Corporation, our wholly owned subsidiary, and Entrx Corporation, entered into a Settlement Agreement and Full Policy Release (the “Agreement”) releasing one of its insurers from its policy obligations for a broad range of claims arising from injury or damage which may have occurred during the period March 15, 1980 to March 15, 1981, under an umbrella liability policy (the “Policy”). The Policy provided limits of $5,000,000 in the aggregate and per occurrence. The insurer claimed that liability under the Policy had not attached, and that regardless of that fact, an exclusion in the Policy barred coverage for virtually all claims of bodily injury from exposure to asbestos, which is of primary concern to Metalclad Insulation Corporation. Metalclad Insulation Corporation took the position that such asbestos coverage existed. The parties to the Agreement reached a compromise, whereby Metalclad Insulation Corporation received $2,500,000 in cash, and Metalclad Insulation Corporation and Entrx Corporation agreed to indemnify and hold harmless the insurer from all claims which could be alleged against the insurer respecting the policy, limited to $2,500,000 in amount. Based on past experience related to asbestos insurance coverage, we believe that the Agreement we entered into in June 2004, will result in a probable loss contingency for future insurance claims based on the indemnification provision in the Agreement. Although we are unable to estimate the exact amount of the loss, we believe at this time the reasonable estimate of the loss will not be less than $375,000 or more than $2,500,000 (the $2,500,000 represents the maximum loss we would have based on the indemnification provision in the Agreement). Based on the information available to us, no amount in this range appears at this time to be a better estimate than any other amount. The $375,000 estimated loss contingency noted in the above range represents 15% of the $2,500,000 we received and is based upon our attorney’s informal and general inquiries to an insurance company of the cost for us to purchase an insurance policy to cover the indemnification provision we entered into. We recorded a reserve of $375,000 at the time we entered into the Agreement and nothing has come to our attention that would require us to record a different estimate at March 31, 2005.

9. During the three months ended March 31, 2005, the Company recorded an accrual of $75,000 related to the resolution of the Company’s dispute with American Home Assurance Company regarding a workers compensation insurance policy for the period of September 1, 2001 to September 1, 2002. The Company is continuing to pursue its claims against its former insurance broker, Meyers-Reynolds, regarding the workers compensation insurance policy. (See Part II, Item 1. Legal Proceedings – Claim Against Insurer)

10. Sales for the three months ended March 31, 2005 to Calpine Construction Management Company, Inc. (“Calpine”) and to JE Merit Constructors, Inc. were approximately $801,000 and $352,000, respectively, representing 26.2% and 11.5% of total revenues, respectively. Sales to Southern California Edison Company (“SCE”) under the strategic alliance program with Curtom-Metalclad were approximately $1,190,000 and sales to Shell Oil Products US were approximately $748,000 during the three months ended March 31, 2004. Accounts receivable from Calpine was approximately $534,000 and accounts receivable from JE Merit Constructors, Inc. was approximately $176,000, representing 21.9% and 7.2% of total accounts receivable, respectively, as of March 31, 2005.

11. Supplemental disclosures of cash flow information:

      Cash paid for interest was $70,464 and $73,833 for the three months ended March 31, 2005 and 2004, respectively.

12. Subsequent Event

      On May 2, 2005, the Company reached a settlement in principal with American Home Assurance Company and National Union Fire Insurance Company of Pittsburgh, PA with regards to a dispute over a workers’ compensation policy for the period of September 1, 2001 to September 1, 2002. This settlement will result in the payment by the Company to American Home Assurance of approximately $84,000 during the three months ended June 30, 2005.

Item 2. Management’s Discussion and Analysis or Plan of Operation

     All statements, other than statements of historical fact, included in this Form 10-QSB, including without limitation the statements under “Management’s Discussion and Analysis or Plan of Operation” and “Business” are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Entrx Corporation (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-QSB. Such potential risks and uncertainties include, without limitation; the outcome of existing litigation; competitive pricing and other pressures from other businesses in the Company’s markets; adequacy of insurance, including the adequacy of insurance to cover potential future asbestos-related injury claims; the valuation of the Company’s investments; collectibility of a loan due from an affiliate of a principal shareholder; economic conditions generally and in the Company’s primary markets; availability of capital; the adequacy of the Company’s cash and cash equivalents; cost of labor; and other risk factors detailed herein and in other of the Company’s filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this Form 10-QSB and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements.

References to “we”, “us”, “our”, “the registrant” and “the Company” in this quarterly report on Form 10QSB shall mean Entrx Corporation and its consolidated subsidiary, Metalclad Insulation Corporation, unless the context in which those words are used would indicate a different meaning.

Results of Operations: Three Months Ended March 31, 2005 and 2004

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

Summary

     Our revenues decreased for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The gross margin percentage increased from 14.7% to 18.1% for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. Revenues decreased due to the Company concentrating on obtaining higher margin projects. We anticipate that the gross margin percentage for 2005 will be slightly less than the gross margin percentage for the three months ended March 31, 2005.

     We had a net loss of $194,000 for the three months ended March 31, 2005 as compared to a net loss of $307,000 for the three months ended March 31, 2004. While we expect an improvement in our overall operating results, we still project an operating loss for 2005.

     In an effort to increase shareholder value and to diversify from our insulation services business, we have made equity investments in several companies that are not in the insulation services business and which we believed had the ability to provide acceptable return on our investments. We currently have investments in two privately-held companies, $859,000 in Catalytic Solutions, Inc. and $757,000 in Clearwire Corporation, both of which are in the early stages of their business development. Our investments represent less than 5% ownership in each company and represent approximately 16.8% and 15.1% of the Company’s total assets at March 31, 2005 and December 31, 2004, respectively. Catalytic Solutions, Inc. manufactures and delivers proprietary technology that improves the performance and reduces the cost of catalytic converters. Clearwire Corporation is a provider of non-line-of-sight plug-and-play broadband wireless access systems. Either or both of these investments could be impaired in the future. See “Liquidity and Capital Resources.” We also own 190,566 shares of the common stock of VioQuest Pharmaceuticals, Inc., the common stock of which is publicly traded on the NASD Bulletin Board under the symbol “VQPH”. Of the 190,566 shares, 75,000 shares are subject to options exercisable by three current and former members of our Board of Directors at $1.25 per share. There is no market for the securities of Catalytic Solutions, Inc. or Clearwire Corporation. None of the shares of VioQuest Pharmaceuticals, Inc. may be sold by Entrx or any of its affiliates without registration under the Securities Act of 1933, or the availability of an exemption from such registration requirement.

     In January of 2005, our operating subsidiary, Metalclad Insulation Corporation (“Metalclad”), renewed its line of credit financing from the Far East National Bank, Newport Beach, California. The line of credit is for up to $1,000,000, but subject to 80% of eligible accounts receivable as defined in the loan agreement. Whether Far East National Bank will be willing to renew this line of credit on October 28, 2005, when the line of credit is due, will be partially contingent upon our financial condition and compliance with certain loan covenants. Currently, the loan covenants require, among other things, that Metalclad maintain a current ratio in excess of 1.25 to 1, cash flow ratio in excess of 1.5 to 1, maintain a tangible net worth of not less than $3,000,000, a debt to worth ratio in excess of 2 to 1 and that Entrx Corporation maintain a tangible net worth of not less than $4,000,000. We were in compliance with all of the Far East National Bank loan covenants for all of the periods presented. We may not be in compliance with all of the loan covenants on October 28, 2005, when the loan comes due, in which case Far East National Bank may not provide us with a renewal of our debt financing.

     Our subsidiary, Metalclad Insulation Corporation, continues to be engaged in lawsuits involving asbestos-related injury or potential injury claims. The 265 claims made in 2004 were down from the 725, 590 and 351 claims made in 2001, 2002 and 2003, respectively, although the average payment on these claims increased from $15,105 in 2002 to $21,760 in 2003, they decreased to $15,605 in 2004. There were 52 new claims made in the first quarter of 2005, compared to 48 in the first quarter of 2004. There were 648 cases pending at March 31, 2005. These claims are currently defended and covered by insurance. We have projected that we have sufficient insurance to provide coverage for the next three to four years. This projection assumes that there is not a significant increase in the annual number of new claims and that the severity of each claim does not increase significantly. The projection also assumes that the insurance companies live up to what we believe their obligation to continue to cover our exposure with regards to these claims. Several affiliated insurance companies have brought a declaratory relief action against our subsidiary, Metalclad, as well as a number of other insurers, to resolve certain coverage issues. (See “Part II Item 1 – Legal Proceedings – Asbestos-related Claims”) Whether we will be able to continue in business when our insurance coverage runs out is subject to a significant number of variables, which are impossible to predict. In addition, we paid approximately $304,000 and $175,000 in 2004 and 2003, respectively, and $25,000 during the three months ended March 31, 2005, in legal fees to assess and monitor the asbestos-related claims, and to assess and monitor our insurance coverage and insurance company activities involving the defense and payment of these claims. We anticipate that this cost will continue.

Revenue

     Revenue for the three months ended March 31 2005, was $3,049,000 a decrease as compared to $3,893,000 for the three months ended March 31, 2004. Revenues decreased during the three months ended March 31, 2005 due to the Company securing and completing less projects compared to the year ago period as the Company concentrates on securing higher margin projects. Inclement weather also impacted our revenues during the three months ended March 31, 2005 by delaying the completion of certain projects.

Cost of Revenue and Gross Margin

     Cost of revenue was $2,496,000 for the three months ended March 31, 2005, as compared to $3,319,000 for the three months ended March 31, 2004. The gross margin percentage was approximately 18.1% for the three months ended March 31, 2005 as compared to 14.7% for the three months ended March 31, 2004. The increase in the gross margin percentage during the three months ended March 31, 2005 as compared with March 31, 2004 is primarily the result of the Company concentrating on securing higher margin projects during the three months ended March 31, 2005 as compared with March 31, 2004. The decrease in the cost of revenues for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 was primarily due to lower revenues.

Selling, General and Administrative

     Selling, general and administrative expenses for the three months ended March 31, 2005 were $672,000 as compared to $806,000 for the comparable period ended March 31, 2004, a decrease of 16.7%. The decrease for the three months ended

March 31, 2005 as compared to the three months ended March 31, 2004, was primarily due to decreases in salary and legal expenses, partially offset by an increase in workers compensation insurance expense.

Interest Income and Expense

     Net interest expense for the three months ended March 31, 2005 was $74,000 as compared to net interest expense of $81,000 for the three months ended March 31, 2004. The slight decrease was due to an increase in interest income for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, primarily due to an increase in the interest rate on a shareholder note receivable.

Net Loss

     We had a net loss of $194,000 (or a loss of $0.03 per share) and a net loss of $307,000 (or a loss of $0.04 per share) for the three months ended March 31, 2005 and 2004, respectively.

Liquidity and Capital Resources

     As of March 31, 2005, we had $1,084,000 in cash and cash equivalents and $128,000 in available-for-sale securities. The Company had working capital of $2,012,000 as of March 31, 2005.

     On January 27, 2005, our subsidiary, Metalclad Insulation Corporation, renewed its line of credit with Far East National Bank, Newport Beach, California. The renewed line of credit is for up to $1,000,000, subject to 80% of eligible accounts receivable as defined in the loan agreement, and bears interest at a floating rate based upon the bank’s prime rate plus 1.5%. The new line of credit agreement with Far East National Bank matures on October 28, 2005 and is collateralized by certain assets of the Company and personally guaranteed by the Company’s former CEO, Wayne Mills. At March 31, 2005, the Company had $175,000 outstanding on the line of credit.

     Under the loan agreement with Far East National Bank we have made a number of warranties, representations and covenants, which if violated, would constitute an event of default under the loan agreement and allow Far East National Bank to call the loan immediately due. The warranties and representations relate to, among other things, the organization of the Company, the accuracy of the Company’s financial statements, litigation against the Company, and the filing and paying of taxes. The covenants relate to, among other things, the Company’s agreement to properly maintain its books and records, and to furnish Far East National Bank with periodic financial statements; and require, among other things, that Metalclad Insulation Corporation maintain a current ratio in excess of 1.25 to 1, a cash flow ratio in excess of 1.5 to 1, a tangible net worth of not less than $3,000,000, and a debt to worth ratio in excess of 2 to 1, and that Entrx Corporation maintain a tangible net worth of not less than $4,000,000. The covenants relating to financial statements and financial ratios are, in most cases, measurable quarterly and relate to Metalclad Insulation Corporation. In addition, there are covenants requiring certain insurance coverage, compliance with applicable laws and regulations, the payment of taxes and the observance of other matters. As of March 31, 2005, the last period a compliance check of the covenants was required, we were in compliance with the representations, warranties and covenants in the loan agreement with Far East National Bank. The loan agreement with Far East National Bank calls for the covenants to be measured on a quarterly basis.

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

     Cash used in operations was $282,000 for the three months ended March 31, 2005 compared with cash used in operations of $777,000 for the three months ended March 31, 2004. For the three months ended March 31, 2005 the negative cash flow from operations was primarily the result of funding our operating loss and an increase in accounts receivable. These uses of cash were partially offset by non-cash charges for depreciation and amortization, a decrease in other receivables and a decrease in prepaid expenses and other current assets. For the three months ended March 31, 2004 the negative cash flow from operations was primarily the result of funding our operating losses and an increase in accounts receivable, partially offset by an increase in accounts payable and accrued expenses.

     Net investing activities provided $0 and $9,000 of cash in the three months ended March 31, 2005 and 2004, respectively. During the three months ended March 31, 2004, we used cash for capital expenditures, primarily at our subsidiary, Metalclad Insulation Corporation. In the three months ended March 31, 2004, cash was primarily provided by proceeds from sales of assets.

     Cash used in financing activities totaled $991,000 for the three months ended March 31, 2005 compared with cash used in financing activities of $58,000 for the comparable period in 2004. During the three months ended March 31, 2005, we used cash to pay down our line of credit, payments on our convertible note payable, and payments on our mortgage payable. Payments on long-term borrowings used $39,000 and $42,000 of cash in the three months ended March 31, 2005 and 2004, respectively.

     Prior to 1975, we were engaged in the sale and installation of asbestos-related insulation materials, which has resulted in numerous claims of personal injury allegedly related to asbestos exposure. Many of these claims are now being brought by the children and close relatives of persons who have died, allegedly as a result of the direct or indirect exposure to asbestos.

     The number of asbestos-related cases which have been initiated naming us (primarily Metalclad Insulation Corporation) as a defendant had increased from approximately 254 in 1999, to 527 in 2000 and to 725 in 2001. The number of cases filed slightly decreased to approximately 590 in 2002, decreased to approximately 351 in 2003, and further decreased to approximately 265 in 2004. There were 52 new claims made in the first quarter of 2005, compared to 48 in the first quarter of 2004. There were 648 cases pending at March 31, 2005. At December 31, 2001, 2002, 2003, and 2004 there were, respectively, approximately 1,009, 988, 853 and 710 cases pending It had been previously improperly reported in the Company’s Forms 10K for the period ended on December 31, 2002, filed with the Securities and Exchange Commission, that there were approximately 660 cases pending at December 31, 2002, and 700 cases pending at the end of 2001.

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

     Although defense costs are included in our insurance coverage, we expended $220,000, $174,000 and $304,000 in 2002, 2003 and 2004, respectively, and $25,000 during the three months ended March 31, 2005, to administer the asbestos claims. These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies. Total alleged damages are not ascertainable, in part because damage claims alleged are often made in terms of in excess of a particular number. Multiplying the average payment of resolved claims made in 2004 of $15,605, times all claims existing at the end of 2004 (710), would yield an aggregate estimated potential liability of approximately $11,080,000, assuming the average payment stays the same and no new asbestos-related claims will be filed.

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

     The Company projects that its subsidiary, Metalclad Insulation Corporation, will be able to generate sufficient cash flows through operations to meet its cash requirements for at least the next twelve months. Without the transfer of cash from Metalclad Insulation Corporation, Entrx will need to obtain additional cash to meet its needs beyond May 2005, either through additional debt financing or the sale of some of its investments. The Company is not certain that cash will be available from either of these two sources. If the Company is required to obtain additional financing or sell any of its investments, it may not be on terms or at a price which is favorable to the Company.

Critical Accounting Policies and Estimates

     Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our annual report for the year ended December 31, 2004. The accounting policies used in preparing our interim 2005 consolidated condensed financial statements are the same as those described in our annual report.

     Our critical accounting policies are those both having the most impact to the reporting of our financial condition and results, and requiring significant judgments and estimates. Our critical accounting policies include those related to (a) revenue recognition, (b) investments in unconsolidated affiliates and (c) allowances for uncollectible notes and accounts receivable (d) judgments and estimates used in determining the need for and amount of our asbestos liability. Revenue recognition for fixed price insulation installation and asbestos abatement contracts are accounted for by the percentage-of-completion method, wherein costs and estimated earnings are included in revenues as the work is performed. If a loss on a fixed price contract is indicated, the entire amount of the estimated loss is accrued when known. Revenue recognition on time and material contracts is recognized based upon the amount of work performed. We have made investments in privately-held companies, which can still be considered to be in the startup or development stages. The investments at less than 20% of ownership are initially recorded at cost and the carrying value is evaluated quarterly. We monitor these investments for impairment and make appropriate reductions in carrying values if we determine an impairment charge is required based primarily on the financial condition and near-term prospects of these companies. These investments are inherently risky, as the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. Notes and accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on our evaluation of the financial condition of the noteholder or customer. Future changes in the financial condition of a noteholder or customer may require an adjustment to the allowance for uncollectible notes and accounts receivable. We offset proceeds received from our insurance carriers resulting from claims of personal injury allegedly related to asbestos exposure against the payment issued to the plaintiff. We never have access to the cash and the cash from the insurance company goes directly to the plaintiff. We never have control over any of the funds the insurance company issues to the plaintiff. Once a claim is settled, payment of the claim is normally made by the insurance carrier or carriers within 30 to 60 days.

Item 3. Controls and Procedures

     We carried out an evaluation, with the participation of our chief executive and chief financial officers, of the effectiveness, as of March 31, 2005, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, made at the end of the period, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission, and that there has been no significant change in such internal control, or other factors which could significantly affect such controls including any corrective actions with regard to significant deficiencies or material weaknesses, since our evaluation.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

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

     The number of asbestos-related cases which have been initiated naming us (primarily Metalclad Insulation Corporation) as a defendant had increased from 254 in 1999, to 527 in 2000 and to 725 in 2001. The number of cases filed slightly decreased to 590 in 2002, decreased to 351 in 2003, and further decreased to 265 in 2004. There were 648 cases pending at March 31, 2005. At December 31, 2001, 2002, 2003, and 2004 there were, respectively, approximately 1,009, 988, 853, and 710 cases pending. It had been previously improperly reported in the Company’s Forms 10K for the period ended on December 31, 2002, filed with the Securities and Exchange Commission, that there were approximately 660 cases pending at December 31, 2002, and 700 cases pending at the end of 2001. There were 52 new claims made in the first quarter of 2005, compared to 48 new claims made in the first quarter of 2004.

     Set forth below is a table for the three months ended March 31, 2005, and the years ended December 31, 2001, 2002, 2003 and 2004, which sets forth for each such period the approximate number of asbestos-related cases filed, the number of such cases resolved by dismissal or by trial, the number of such cases resolved by settlement, the total number of resolved cases, the number of filed cases pending at the end of such period, the total indemnity paid on all resolved cases, the average indemnity paid on all settled cases and the average indemnity paid on all resolved cases:

					Three Months
					ended
					March 31,
	2001	2002	2003	2004	2005(2)
New cases filed	725	590	351	265	52
Judgments and dismissals	162	382	311	311	69
Settled cases	158	229	175	97	45
Total resolved cases (1)	320	611	486	408	114
Pending cases (1)	1,009	988	853	710	648
Total indemnity payment	$8,486,348	$9,244,000	$10,618,700	$6,366,750	$1,403,500
Average indemnity paid on settled cases	$53,711	$40,366	$60,678	$65,637	$31,189
Average indemnity paid on all resolved cases	$26,520	$15,129	$21,849	$15,605	$12,311

(1)	Total resolved cases includes, and the number of pending cases excludes, cases which have been settled but which have not been closed for lack of final documentation or payment.

(2)	Total resolved cases does not include, and the number of pending cases includes, a jury award rendered on March 22, 2005 and a judgment on that award rendered on April 4, 2005, finding Metalclad Insulation Corporation liable for $1,117,000 in damages, which is covered by our insurance. The judgment is being appealed.

     Although the number of claims made in 2002, 2003 and 2004 reflected a downward trend from 2001, and the number of cases pending on December 31, 2004 and March 31, 2005, dropped from those pending on December 31, 2003, it cannot be assumed that this trend will continue. The sympathies of juries, the aggressiveness of the plaintiff’s bar, and the declining defendant base as a result of business failures, has also led to a trend of larger payments and settlements on settled cases.

     Although defense costs are included in our insurance coverage, we expended $220,000, $174,000 and $304,000 in 2002, 2003 and 2004, respectively, and $25,000 during the three months ended March 31, 2005 to administer the asbestos claims. These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies. Total alleged damages are not ascertainable, in part because damage claims alleged are often made in terms of in excess of a particular number. Multiplying the average payment of resolved claims made in 2004 of $15,605, times all claims existing at the end of 2004 (710), would yield an aggregate estimated potential liability of approximately $11,080,000, assuming the average payment stays the same and no new asbestos-related claims will be filed.

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

     In a related action, a default was entered against us in December, 2002, in favor of the same former employee referred to in the foregoing paragraph by the Mexican Federal Labor Arbitration Board, for an unspecified amount. The former employee was seeking in excess of $9,000,000 in damages as a result of his termination as an employee. The default was obtained without the proper notice being given to us, and was set aside in the quarter ended June 30, 2003. The Mexican Federal Labor Arbitration Board rendered a recommendation on December 13, 2004, to the effect that the former employee was entitled to an award of $350,000 from Entrx in connection with the termination of his employment. The award is in the form of a recommendation which has been affirmed by the Mexican Federal Court. The Company intends to continue to pursue its claims against the same employee for breach of contract, fraud, collusion and other causes of action in connection with the 1999 sale of one of the Company’s operating businesses in Mexico. The affirmed recommendation does not represent a collectible judgment against the Company either in Mexico or the United States at this time. The Company intends to defend its position in further proceedings in Mexico. We believe the likelihood of any liability based upon this recommendation is remote and therefore we believe no potential liability is owed (or necessary to be accrued) at December 31, 2004 or March 31, 2005.

Claim Against Insurer

     In August of 2001, Metalclad Insulation Corporation purchased a workers’ compensation policy from American Home Assurance Company (“American Home”), an American International Group (“AIG”) company, for the period of September 1, 2001 to September 1, 2002. The premium for the workers’ compensation policy was to be calculated retrospectively. The American Home policy required Metalclad to pay an initial estimated premium but Metalclad’s premium is recalculated periodically, until

March 1, 2006, based on actual workers’ compensation losses incurred. Metalclad also provided American Home with collateralized security for future premium adjustments in the form of a letter of credit and cash.

     In November 2003, a dispute arose between Metalclad, on the one hand, and American Home and Metalclad’s insurance broker, Meyers-Reynolds & Associates, on the other hand regarding calculation of the first periodic premium adjustment. Specifically, American Home employed the use of a loss development factor and estimated payroll figure in its premium calculation which substantially increased the premium it charged Metalclad. As a result of that dispute, another AIG company, National Union Fire Insurance Company of Pittsburgh drew down on the above mentioned letter of credit. Metalclad believes that American Home’s calculations were inconsistent with the terms of the American Home policy and representations made by American Home and Meyers-Reynolds regarding how the premium would be calculated. Metalclad also believes that National Union was in breach of the American Home policy when it drew down on the letter of credit.

     On February 27, 2004, we filed an action in Orange County Superior Court against American Home, National Union and Meyers-Reynolds for breach of contract, breach of the covenant of good faith and fair dealing, declaratory relief, reformation, injunctive relief, negligent and intentional misrepresentation and breach of fiduciary duty. During the three months ended March 31, 2005, the Company recorded an accrual of $75,000 related to this dispute. On May 2, 2005, we reached a settlement in principal with American Home and National Union which will result in the payment by the Company to American Home of approximately $84,000 in the three months ended June 30, 2005. The Company is continuing to pursue its claims against its former insurance broker, Meyers-Reynolds, in this action.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     As discussed under Part I. – Item 2. “Management’s discussion and Analysis and Plan of Operation – Liquidity and Capital Resources”, the Company entered into a registration rights agreement with Pandora Select Partners, L.P., wherein the Company agreed to file a registration statement with the U.S. Securities and Exchange Commission covering the issuance or resale of shares of the Company’s common stock which may be issued to Pandora Select Partners, L.P. in connection with a note and warrant held by Pandora Select Partners, L.P. Failure to obtain the effectiveness of the registration statement on or before June 15, 2004, imposed upon the Company the Obligation to issue to Pandora Select Partners, L.P. five-year warrants to purchase the Company’s common stock at $1.44 per share, for a number of shares equal to 6,500 shares for each month past June 15, 2004, that the Company failed to obtain effectiveness of the registration statement, increased to 13,000 shares for each month past October 15, 2004, that the Company failed to obtain effectiveness of the registration statement. Since the Company failed to obtain effectiveness of the registration statement during the first quarter of 2005, it is obligated to issue warrants for the purchase of 39,000 shares of its common stock with respect to that quarter. The warrants will be issued to Pandora Select Partners, L.P. under the exemption from registration provided in Section 4(2) of the Securities Act of 1933. Pandora Select Partners, L.P. is an “accredited investor”, as defined in Rule 501 of the Securities Act of 1933, which is acquiring the warrants for investment without a view to redistribution.

Item 6. Exhibits

Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certification.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTRX CORPORATION

Date: May 12, 2005	By:	/s/ Peter L. Hauser

Peter L. Hauser
Chief Executive Officer

Date: May 12, 2005	By:	/s/ Brian D. Niebur

Brian D. Niebur
Chief Financial Officer
(Principal Accounting Officer)