Form 10QSB
period 2005-06-30
ENTRX CORP
filed 2005-08-12
CIK 13547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Registrant's telephone number, including area code (612) 333-0614

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

As of August 1, 2005, the registrant had 7,651,147 shares outstanding of its Common Stock, $.10 par value.

Traditional Small Business Disclosure Format (check one):Yes ☐ No ☒

ENTRX CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 6.	Exhibits	17

SIGNATURES	18

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,008,972	$2,357,208
Available-for-sale securities	133,396	152,455
Accounts receivable, less allowance for doubtful accounts of $50,000 as of June 30, 2005 and December 31, 2004	2,474,980	2,013,342
Costs and estimated earnings in excess of billings on uncompleted contracts	296,593	305,057
Inventories	71,128	108,415
Prepaid expenses and other current assets	50,959	173,748
Other receivables	1,006,303	314,375
Total current assets	5,042,331	5,424,600

Property, plant and equipment, net	2,432,778	2,362,178
Investment in unconsolidated affiliates	1,615,889	1,615,889
Shareholder note receivable, net of allowance of $250,000 as of June 30, 2005 and December 31, 2004	1,246,370	1,246,370
Other assets	74,111	74,111
	$10,411,479	$10,723,148

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Note payable to bank	$1,000,000	$1,000,000
Current portion of convertible note payable, net of original issue discount	360,291	336,716
Current portion of capital lease obligation	1,852	11,955
Current portion of long-term debt	119,402	124,767
Current portion of mortgage payable	42,419	43,980
Accounts payable	424,551	524,048
Accrued expenses	1,156,111	1,040,575
Billings in excess of costs and estimated earnings on uncompleted contracts	78,337	39,457
Total current liabilities	3,182,963	3,121,498

Long-term debt, less current portion	92,864	94,358
Convertible note payable, net of original issue discount, less current portion	233,310	419,495
Mortgage payable, less current portion	1,477,364	1,496,501
Total liabilities	4,986,501	5,131,852

Shareholders’ equity:
Preferred stock, par value $1; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.10; 80,000,000 shares authorized; 8,105,947 and 7,651,147 issued and outstanding, respectively, at both June 30, 2005 and December 31, 2004	810,595	810,595
Additional paid-in capital	70,278,767	70,263,161
Less treasury stock at cost, 454,800 shares at both June 30, 2005 and December 31, 2004	(380,765)	(380,765)
Accumulated deficit	(65,226,449)	(65,063,582)
Accumulated other comprehensive loss	(57,170)	(38,113)
	5,424,978	5,591,296
	$10,411,479	$10,723,148

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Contract revenues	$4,008,690	$2,233,282	$7,057,455	$6,126,416

Contract costs and expenses	3,260,555	1,820,801	5,756,877	5,139,903

Gross margin	748,135	412,481	1,300,578	986,513

Operating expenses:
Selling, general and administrative	644,871	652,044	1,316,822	1,458,401
Loss (gain) on disposal of property, plant and equipment, net	882	(3,941)	882	(9,821)
Total operating expenses	645,753	648,103	1,317,704	1,448,580

Operating income (loss)	102,382	(235,622)	(17,126)	(462,067)

Interest income	33,434	25,859	65,585	50,400
Interest expense	(104,821)	(101,597)	(211,326)	(206,780)
Insurance settlement	-	2,125,000	-	2,125,000

Net income (loss)	30,995	1,813,640	(162,867)	1,506,553

Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale securities	5,717	(97,052)	(19,057)	(78,562)

Comprehensive income (loss)	$36,712	$1,716,588	$(181,924)	$1,427,991

Weighted average number of common shares — basic	7,651,147	7,244,215	7,651,147	7,244,215

Weighted average number of common shares — diluted	7,651,147	7,298,356	7,651,147	7,353,101

Income (loss) per share of common stock — basic	$0.00	$0.25	$(0.02)	$0.21

Income (loss) per share of common stock — diluted	$0.00	$0.25	$(0.02)	$0.20

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2005	2004
	(unaudited)

Cash flows from operating activities:
Net income (loss)	$(162,867)	$1,506,553
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	97,560	86,753
Loss (gain) on disposal of property, plant and equipment	882	(9,821)
Net interest income recorded on shareholder note receivable	(5,000)	(15,004)
Issuance of stock warrants related to note payable	15,606	-
Amortization of original issue discount	62,526	62,613
Changes in operating assets and liabilities:
Accounts receivable, net	(461,638)	239,208
Costs and estimated earnings in excess of billings on uncompleted contracts	8,464	37,027
Inventories	37,287	(22,177)
Prepaid expenses and other current assets	122,789	109,743
Other receivables	(686,926)	19,431
Accounts payable and accrued expenses	16,039	62,669
Billings in excess of costs and estimated earnings on uncompleted contracts	38,880	(166,635)
Net cash (used in) provided by operating activities	(916,398)	1,910,360

Cash flows from investing activities:
Capital expenditures	(171,042)	(8,485)
Proceeds from sale of property, plant and equipment	2,000	32,000
Net cash (used in) provided by investing activities	(169,042)	23,515

Cash flows from financing activities:
Proceeds from long-term debt	73,176	-
Payments on long-term debt	(80,035)	(101,290)
Payments on convertible note payable	(225,136)	(69,063)
Payments on mortgage payable	(20,698)	(23,511)
Payments on capital lease obligation	(10,103)	(8,419)
Net cash used in financing activities	(262,796)	(202,283)

Increase (decrease) in cash and cash equivalents	(1,348,236)	1,731,592
Cash and cash equivalents at beginning of period	2,357,208	1,644,311
Cash and cash equivalents at end of period	$1,008,972	$3,375,903

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2005 and 2004
(Unaudited)

1.    The accompanying unaudited consolidated financial statements of Entrx Corporation and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management all adjustments, consisting of normal recurring items, necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

2.    Certain accounts in the previous quarter’s consolidated financial statements have been reclassified for comparative purposes to conform with the current quarter consolidated financial statements. The reclassifications had no effect on net income (loss) or shareholders’ equity.

3.    Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common stock related to stock options and warrants had been issued. Dilutive common equivalent shares have not been included in the computation of diluted net income (loss) per common share for the three and six months ended June 30, 2005 because their inclusion would be anti-dilutive. Weighted average shares outstanding-diluted for the three and six month periods ended June 30, 2005 includes 0 shares of dilutive securities, and for the three and six month periods ended June 30, 2004 includes 54,141 and 108,886 shares of dilutive securities, respectively. The Company uses the treasury method for calculating the dilutive effect of the stock options and warrants (using the average market price).

Following is a reconciliation of basic and diluted net income (loss) per common share for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss)	$30,995	$1,813,640	$(162,867)	$1,506,553
Weighted average shares outstanding	7,651,147	7,244,215	7,651,147	7,244,215
Net income (loss) per common share - basic	$0.00	$0.25	$(0.02)	$0.21

Net income (loss) per common share - diluted:
Net income (loss)	$30,995	$1,813,640	$(162,867)	$1,506,553
Weighted average shares outstanding	7,651,147	7,244,215	7,651,147	7,244,215
Common stock equivalents	-	54,141	-	108,886
Weighted average shares and potential diluted shares outstanding	7,651,147	7,298,356	7,651,147	7,353,101
Net income (loss) per common share - diluted	$0.00	$0.25	$(0.02)	$0.20

For the three and six months ended June 30, 2005, 3,554,540 shares attributable to outstanding stock options and warrants were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive. For the three and six months ended June 30, 2004, 3,225,925 and 3,185,925 shares, respectively, attributable to outstanding stock options and warrants were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive. All common share equivalents are anti-dilutive in periods where the Company generates a net loss.

4.    Investments held by the Company are classified as available-for-sale securities. Available-for-sale securities are reported at fair value with all unrealized gains or losses included in other comprehensive income (loss). The fair value of the securities was determined by quoted market prices of the underlying security. For purposes of determining gross realized gains (losses), the cost of available-for-sale securities is based on specific identification.

	Aggregate fair value	Gross unrealized gains	Gross unrealized losses	Cost
Available for sale securities - June 30, 2005	$133,396	$ -	$(57,170)	$190,566
Available for sale securities - December 31, 2004	$152,455	$ -	$(38,113)	$190,568

The Company's net unrealized holding gain (loss) was $5,717 and ($97,052) for the three months ended June 30, 2005 and 2004, respectively, and the Company's net unrealized holding loss was $19,057 and $78,562 for the six months ended June 30, 2005 and 2004, respectively

On an ongoing basis, the Company evaluates its investments in available-for-sale securities to determine if a decline in fair value is other-than-temporary. When a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. Based on the investment and volatility of common stock in a publicly-traded company and the ability and the intent of the Company to hold the investment until a recovery of fair value, the Company believes that the cost of the investment is recoverable within a reasonable period of time, Therefore, the impairment was not considered other than temporary at June 30, 2005.

The following table shows the gross unrealized losses and fair value of Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2005.

	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable equity securities	$133,396	$(57,170)	$-	$-	$133,396	$(57,170)
Total	$133,396	$(57,170)	$-	$-	$133,396	$(57,170)

The Company also has minority investments in privately held companies. These investments are included in investments in unconsolidated affiliates on the Consolidated Balance Sheets and are carried at cost unless the fair value of the investment below the cost basis is judged to be other-than-temporary. The Company monitors these investments for impairment and makes appropriate reductions in carrying values. At June 30, 2005 and December 31, 2004, the Company’s investments in unconsolidated affiliates consisted of an investment in Catalytic Solutions, Inc. valued at $859,000 and an investment in Clearwire Corporation valued at $756,889.

5.    Inventories, which consist principally of insulation products and related materials, are stated at the lower of cost (determined on the first-in, first-out method) or market.

6.    Accrued expenses consist of the following:

	June 30, 2005	December 31, 2004
Accrued interest	$8,109	$17,393
Wages, bonuses and payroll taxes	159,410	112,441
Union dues	185,071	152,895
Accounting and legal fees	33,000	28,000
Insurance	230,990	196,200
Insurance settlement reserve	375,000	375,000
Other	164,531	158,646
	$1,156,111	$1,040,575

7.    In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock. The Company's general policy is to grant stock options and warrants at fair value at the date of grant. Options and warrants issued to non-employees are recorded at fair value, as required by SFAS No. 123 “Accounting for Stock Based Compensation” (Statement 123), using the Black-Scholes pricing model. The Company adopted the disclosure-only requirement of SFAS No. 148, “Stock Based Compensation.”

The Company applies APB No. 25 and related interpretations in accounting for its stock options and warrants. Accordingly, $5,143 and $0 of compensation cost has been recognized in the accompanying consolidated statements of operations and comprehensive income (loss) for the three months ended June 30, 2005 and 2004, respectively, and $15,606 and $0 of compensation cost has been recognized in the accompanying consolidated statements of operations and comprehensive loss for the six months ended June 30, 2005 and 2004, respectively. Had compensation costs for the Company's stock options and warrants been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net income (loss) and income (loss) per share would have been changed to the approximate pro forma amounts indicated below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004

Net income (loss):
As reported	$30,995	$1,813,640	$(162,867)	$1,506,553
Pro forma	18,206	1,749,834	(233,108)	1,383,447

Basic net income (loss) per share:
As reported	$0.00	$0.25	$(0.02)	$0.21
Pro forma	0.00	0.24	(0.03)	0.19

Diluted net income (loss) per share
As reported	$0.00	$0.25	$(0.02)	$0.20
Pro forma	0.00	0.24	(0.03)	0.19

Stock-based compensation:
As reported	$5,143	$-	$15,606	$-
Pro forma	12,789	63,806	70,241	123,106

The following significant assumptions were utilized to calculate the fair value information for options issued during the three and six months ended June 30, 2005 and 2004 utilizing the Black-Scholes pricing model:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Risk Free interest rate	N/A	2.96%	2.77%	2.96%
Expected life	N/A	3.0 years	3.0 years	3.0 years
Expected volatility	N/A	121%	153%	121%
Expected dividends	N/A	-	-	-

8.    In June 2004, Metalclad Insulation Corporation, our wholly owned subsidiary, and Entrx Corporation, entered into a Settlement Agreement and Full Policy Release (the “Agreement”) releasing one of its insurers from its policy obligations for a broad range of claims arising from injury or damage which may have occurred during the period March 15, 1980 to March 15, 1981, under an umbrella liability policy (the “Policy”). The Policy provided limits of $5,000,000 in the aggregate and per occurrence. The insurer claimed that liability under the Policy had not attached, and that regardless of that fact, an exclusion in the Policy barred coverage for virtually all claims of bodily injury from exposure to asbestos, which is of primary concern to Metalclad Insulation Corporation. Metalclad Insulation Corporation took the position that such asbestos coverage existed. The parties to the Agreement reached a compromise, whereby Metalclad Insulation Corporation received $2,500,000 in cash, and Metalclad Insulation Corporation and Entrx Corporation agreed to indemnify and hold harmless the insurer from all claims which could be alleged against the insurer respecting the policy, limited to $2,500,000 in amount. Based on past experience related to asbestos insurance coverage, we believe that the Agreement we entered into in June 2004, will result in a probable loss contingency for future insurance claims based on the indemnification provision in the Agreement. Although we are unable to estimate the exact amount of the loss, we believe at this time the reasonable estimate of the loss will not be less than $375,000 or more than $2,500,000 (the $2,500,000 represents the maximum loss we would have based on the indemnification provision in the Agreement). Based on the information available to us, no amount in this range appears at this time to be a better estimate than any other amount. The $375,000 estimated loss contingency noted in the above range represents 15% of the $2,500,000 we received and is based upon our attorney’s informal and general inquiries to an insurance company of the cost for us to purchase an insurance policy to cover the indemnification provision we entered into. We recorded a reserve of $375,000 at the time we entered into the Agreement and nothing has come to our attention that would require us to record a different estimate at June 30, 2005.

9.    During the three months ended March 31, 2005 and June 30, 2005, the Company recorded an expense of $75,000 and $9,000, respectively, related to the resolution of the Company’s dispute with American Home Assurance Company regarding a workers compensation insurance policy for the period of September 1, 2001 to September 1, 2002. The Company is continuing to pursue its claims against its former insurance broker, Meyers-Reynolds, regarding the workers compensation insurance policy. (See Part II, Item 1. Legal Proceedings - Claim Against Insurer)

10.    Sales for the three and six months ended June 30, 2005 to i) Calpine Construction Management Company, Inc. (“Calpine”) were approximately $1,162,000 and $1,963,000, respectively, representing 29.0% and 27.8% of total revenues, respectively, ii) JE Merit Constructors, Inc. were approximately $618,000 and $970,000, respectively, representing 15.4% and 13.7% of total revenues, respectively and iii) Cleveland Wrecking Company were approximately $437,000 and $566,000, respectively, representing 10.9% and 8.0% of total revenues, respectively. Sales for the three and six months ended June 30, 2004, to i) Southern California Edison Company (“SCE”) under the strategic alliance program with Curtom-Metalclad were approximately $218,000 and $1,408,000, respectively, ii) Shell Oil Products US were approximately $498,000 and $1,245,000, respectively, and iii) AES Redondo Beach, L.L.C. were approximately $255,000 and $412,000, respectively. Accounts receivable from Calpine was approximately $834,000, accounts receivable from JE Merit Constructors, Inc. was approximately $334,000, and accounts receivable from Cleveland Wrecking Company was approximately $392,000, representing 33.0%, 13.2% and 15.5% of total accounts receivable, respectively, as of June 30, 2005.

11.    In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The Company does not expect the adoption of SFAS No. 154 to have a material effect on its consolidated financial statements.

12.    Our subsidiary, Metalclad Insulation Corporation, continues to be engaged in lawsuits involving asbestos-related injury or potential injury claims. The 265 claims made in 2004 were down from the 725, 590 and 351 claims made in 2001, 2002 and 2003, respectively, although the average payment on these claims increased from $15,105 in 2002 to $21,760 in 2003, they decreased to $15,605 in 2004. There were 111 new claims made in the first six months of 2005, compared to 149 in the first six months of 2004. There were 564 cases pending at June 30, 2005. These claims are currently defended and covered by insurance. We have projected that we have sufficient insurance to provide coverage for the next three to four years. This projection assumes that there is not a significant increase in the annual number of new claims and that the severity of each claim does not increase significantly. The projection also assumes that the insurance companies live up to what we believe their obligation to continue to cover our exposure with regards to these claims. Several affiliated insurance companies have brought a declaratory relief action against our subsidiary, Metalclad, as well as a number of other insurers, to resolve certain coverage issues. Whether we will be able to continue in business when our insurance coverage runs out is subject to a significant number of variables, which are impossible to predict. In addition, we paid approximately $304,000 and $175,000 in 2004 and 2003, respectively, and $41,000 and $67,000 during the three and six months ended June 30, 2005, respectively, in legal fees to assess and monitor the asbestos-related claims, and to assess and monitor our insurance coverage and insurance company activities involving the defense and payment of these claims. We anticipate that this cost will continue.

13.   Supplemental disclosures of cash flow information:

Cash paid for interest was $142,478 and $144,168 for the six months ended June 30, 2005 and 2004, respectively.

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

Results of Operations: Three and Six Months Ended June 30, 2005 and 2004

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

Our revenues increased for the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004. The gross margin percentage increased from 18.5% to 18.7% for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004, and increased from 16.1% to 18.4% for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Revenues increased primarily due to the Company obtaining new maintenance contracts, and hiring additional project managers which allows the Company to bid on more projects. We anticipate that the gross margin percentage for 2005 will approximate the gross margin percentage for the six months ended June 30, 2005.

We had net income of $31,000 for the three months ended June 30, 2005 as compared to net income of $1,814,000 for the three months ended June 30, 2004, and a net loss of $163,000 for the six months ended June 30, 2005 as compared to net income of $1,507,000 for the six months ended June 30, 2004. The net income for the three and six months ended June 30, 2004 was primarily due to the Settlement Agreement with the insurance company, net of the reserve established. While we expect an improvement in our overall operating results, we still project an operating loss for 2005.

In an effort to increase shareholder value and to diversify from our insulation services business, we have made equity investments in several companies that are not in the insulation services business and which we believed had the ability to provide acceptable return on our investments. We currently have investments in two privately-held companies, Catalytic Solutions, Inc. and Clearwire Corporation, Which we value at $859,000 and $757,000, respectively. Both of these companies are in the early stages of their business development. Our investments represent less than 5% ownership in each company and represent approximately 15.5% and 15.1% of the Company’s total assets at June 30, 2005 and December 31, 2004, respectively. Catalytic Solutions, Inc. manufactures and delivers proprietary technology that improves the performance and reduces the cost of catalytic converters. Clearwire Corporation is a provider of non-line-of-sight plug-and-play broadband wireless access systems. Either or both of these investments could be impaired in the future. See “Liquidity and Capital Resources.” We also own 190,566 shares of the common stock of VioQuest Pharmaceuticals, Inc., the common stock of which is publicly traded on the NASD Bulletin Board under the symbol “VQPH”. Of the 190,566 shares, 75,000 shares are subject to options exercisable by three current and former members of our Board of Directors at $1.25 per share. There is no market for the securities of Catalytic Solutions, Inc. or Clearwire Corporation. None of the shares of VioQuest Pharmaceuticals, Inc. may be sold by Entrx or any of its affiliates without registration under the Securities Act of 1933, or the availability of an exemption from such registration requirement.

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

Our subsidiary, Metalclad Insulation Corporation, continues to be engaged in lawsuits involving asbestos-related injury or potential injury claims. The 265 claims made in 2004 were down from the 725, 590 and 351 claims made in 2001, 2002 and 2003, respectively, although the average payment on these claims increased from $15,105 in 2002 to $21,760 in 2003, then decreased to $15,605 in 2004. There were 111 new claims made in the first six months of 2005, compared to 149 in the first six months of 2004. There were 564 cases pending at June 30, 2005. These claims are currently defended and covered by insurance. We have projected that we have sufficient insurance to provide coverage for the next three to four years. This projection assumes that there is not a significant increase in the annual number of new claims and that the severity of each claim does not increase significantly. The projection also assumes that the insurance companies live up to what we believe their obligation to continue to cover our exposure with regards to these claims. Several affiliated insurance companies have brought a declaratory relief action against our subsidiary, Metalclad, as well as a number of other insurers, to resolve certain coverage issues. (See “Part II Item 1 - Legal Proceedings - Asbestos-related Claims”) Whether we will be able to continue in business when our insurance coverage runs out is subject to a significant number of variables, which are impossible to predict. In addition, we paid approximately $304,000 and $175,000 in 2004 and 2003, respectively, and $41,000 and $67,000 during the three and six months ended June 30, 2005, respectively, in legal fees to assess and monitor the asbestos-related claims, and to assess and monitor our insurance coverage and insurance company activities involving the defense and payment of these claims. We anticipate that this cost will continue.

Revenue

Revenue for the three months ended June 30 2005 was $4,009,000, an increase as compared to $2,233,000 for the three months ended June 30, 2004. Revenue for the six months ended June 30 2005 was $7,057,000, an increase as compared to $6,126,000 for the six months ended June 30, 2004. Revenues increased during the three and six months ended June 30, 2005 due to the Company obtaining new maintenance contracts and the Company hiring additional project managers which allows the Company to bid on more projects compared to the year ago period.

Cost of Revenue and Gross Margin

Cost of revenue was $3,261,000 for the three months ended June 30, 2005, as compared to $1,821,000 for the three months ended June 30, 2004. The gross margin percentage was approximately 18.7% for the three months ended June 30, 2005 as compared to 18.4% for the three months ended June 30, 2004. Cost of revenue was $5,757,000 for the six months ended June 30, 2005, as compared to $5,140,000 for the six months ended June 30, 2004. The gross margin percentage was approximately 18.4% for the six months ended June 30, 2005 as compared to 16.1% for the six months ended June 30, 2004. The increase in the gross margin percentage during the three and six months ended June 30, 2005 as compared with the three and six months ended June 30, 2004 is primarily the result of the Company concentrating on securing higher margin projects during the three and six months ended June 30, 2005 as compared with June 30, 2004. The increase in the cost of revenues for the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004 was primarily due to higher revenues as discussed above.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended June 30, 2005 were $645,000 as compared to $652,000 for the comparable period ended June 30, 2004, a decrease of 1.1%. Selling, general and administrative expenses for the six months ended June 30, 2005 were $1,317,000 as compared to $1,458,000 for the comparable period ended June 30, 2004, a decrease of 9.7%. The decrease for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004, was primarily due to a decrease in legal expenses, partially offset by an increase in labor expense. The decrease for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, was primarily due to a decrease in legal expenses, salary expense, consulting expense and rent expense, partially offset by an increase in workers compensation expense related to the settlement with American Home Assurance Company.

Interest Income and Expense

Net interest expense for the three months ended June 30, 2005 was $71,000 as compared to net interest expense of $76,000 for the three months ended June 30, 2004. Net interest expense for the six months ended June 30, 2005 was $146,000 as compared to net interest expense of $156,000 for the six months ended June 30, 2004. The decrease was due to an increase in interest income for the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004, primarily due to an increase in the interest rate on a shareholder note receivable.

Net Income (Loss)

We had net income of $31,000 (or basic earnings of $0.00 per share) and net income of $1,814,000 (or basic earnings of $0.25 per share) for the three months ended June 30, 2005 and 2004, respectively. We had a net loss of $163,000 (or a basic loss of $0.02 per share) and net income of $1,507,000 (or basic earnings of $0.21 per share) for the six months ended June 30, 2005 and 2004, respectively.

Liquidity and Capital Resources

As of June 30, 2005, we had $1,009,000 in cash and cash equivalents and $133,000 in available-for-sale securities. The Company had working capital of $1,859,000 as of June 30, 2005.

On January 27, 2005, our subsidiary, Metalclad Insulation Corporation, renewed its line of credit with Far East National Bank, Newport Beach, California. The renewed line of credit is for up to $1,000,000, subject to 80% of eligible accounts receivable as defined in the loan agreement, and bears interest at a floating rate based upon the bank’s prime rate plus 1.5%. The new line of credit agreement with Far East National Bank matures on October 28, 2005 and is collateralized by certain assets of the Company and personally guaranteed by the Company’s former CEO, Wayne Mills. At June 30, 2005, the Company had $1,000,000 outstanding on the line of credit.

Under the loan agreement with Far East National Bank we have made a number of warranties, representations and covenants, which if violated, would constitute an event of default under the loan agreement and allow Far East National Bank to call the loan immediately due. The warranties and representations relate to, among other things, the organization of the Company, the accuracy of the Company’s financial statements, litigation against the Company, and the filing and paying of taxes. The covenants relate to, among other things, the Company’s agreement to properly maintain its books and records, and to furnish Far East National Bank with periodic financial statements; and require, among other things, that Metalclad Insulation Corporation maintain a current ratio in excess of 1.25 to 1, a cash flow ratio in excess of 1.5 to 1, a tangible net worth of not less than $3,000,000, and a debt to worth ratio in excess of 2 to 1, and that Entrx Corporation maintain a tangible net worth of not less than $4,000,000. The covenants relating to financial statements and financial ratios are, in most cases, measurable quarterly and relate to Metalclad Insulation Corporation. In addition, there are covenants requiring certain insurance coverage, compliance with applicable laws and regulations, the payment of taxes and the observance of other matters. As of June 30, 2005, the last period a compliance check of the covenants was required, we were in compliance with the representations, warranties and covenants in the loan agreement with Far East National Bank.

In December 2003, we issued a $1,300,000, 10% convertible promissory note to Pandora Select Partners L.P. The note is payable interest only through April 15, 2004, and thereafter is payable in equal monthly installments over the next 33 months. The note is convertible by the noteholder into common stock of the Company at $1.35 per share, and allows us, subject to certain conditions and limitations, to make monthly installment payments with our common stock at a price per share approximating the then market value. In connection with the financing we paid a 3% origination fee, issued a five year warrant for the purchase of 400,000 shares of the Company’s common stock at $1.50 per share (adjusted to $1.44), and granted the noteholder a security interest in 249,200 shares of NextNet Wireless, Inc. Series A Preferred Stock (which are now convertible into 174,440 warrants to purchase Clearwire common stock), and 33,800 shares of Catalytic Solutions, Inc. Series C Preferred Stock, owned by the Company. The proceeds of $1,300,000 were allocated between the note, and the fair value of the warrants based on using the Black Scholes pricing model. The resulting original issue discount, the fair value of the warrant, and the beneficial conversion of the note payable into common stock as defined in EITF 00-27 ("Application of Issue No. 98-5 to Certain Convertible Instruments"), is being amortized over the life of the note using the straight-line method, which approximates the interest method. In addition, we entered into a registration rights agreement whereby we agreed to file a registration statement with the U.S. Securities and Exchange Commission, covering the issuance or resale of the shares of the Company’s common stock which may be issued in connection with the note and warrant issued to the noteholder. The note, the warrant and the registration rights agreement have cross default provisions. The note is personally guaranteed by the Company’s former President, Wayne W. Mills, for which he was not compensated.

Cash used in operations was $916,000 for the six months ended June 30, 2005 compared with cash provided by operations of $1,910,000 for the six months ended June 30, 2004. For the six months ended June 30, 2005 the negative cash flow from operations was primarily the result of funding our operating loss, an increase in accounts receivable and an increase in other receivables. The increase in other receivables is primarily related to cash held by our bonding company as security for completion bonds on some of our projects. These uses of cash were partially offset by non-cash charges for depreciation and amortization and a decrease in prepaid expenses and other current assets. For the six months ended June 30, 2004 the positive cash flow from operations was primarily the result of the Agreement releasing one of our insurers from its policy obligations and a decrease in accounts receivable, partially offset by a decrease in billings in excess of costs and estimated earnings on uncompleted contracts.

Net investing activities used $169,000 and provided $24,000 of cash in the six months ended June 30, 2005 and 2004, respectively. During the six months ended June 30, 2004, cash was primarily provided by proceeds from sales of assets. For both the six months ended June 30, 2005 and 2004, we used cash for capital expenditures, primarily at our subsidiary, Metalclad Insulation Corporation.

Cash used in financing activities totaled $263,000 for the six months ended June 30, 2005 compared with cash used in financing activities of $202,000 for the comparable period in 2004. During the six months ended June 30, 2005, we used cash for payments on our convertible note payable, payments on our capital lease obligation and payments on our mortgage payable. During the six months ended June 30, 2004, we used cash for payments on long-term debt, convertible note payable, mortgage payable and our capital lease obligation. Payments on long-term borrowings used $80,000 and $101,000 of cash in the three months ended June 30, 2005 and 2004, respectively.

Prior to 1975, we were engaged in the sale and installation of asbestos-related insulation materials, which has resulted in numerous claims of personal injury allegedly related to asbestos exposure. Some of these claims are being brought by the children and close relatives of persons who have died, alleging personal injury as a result of the direct or indirect exposure to asbestos.

The number of asbestos-related cases which have been initiated naming us (primarily Metalclad Insulation Corporation) as a defendant had increased from approximately 254 in 1999, to 527 in 2000 and to 725 in 2001. The number of cases filed decreased from 2001, to approximately 590 in 2002, to 351 in 2003, and to 265 in 2004. There were 111 new claims made in the first six months of 2005, compared to 149 in the first six months of 2004. There were 564 cases pending at June 30, 2005. At December 31, 2001, 2002, 2003, and 2004 there were, respectively, approximately 1,009, 988, 853 and 710 cases pending. Of the decrease from 710 cases pending at December 31, 2004 to 564 at June 30, 2005, were 80 cases which had been previously counted in error, so that the actual decrease over that six month period was 66 cases.

Although, the number of claims made in 2002, 2003 and 2004 reflected a downward trend from 2001, and the number of cases pending on December 31, 2004, dropped from those pending on December 31, 2003, it cannot be assumed that this trend will continue. The sympathies of juries, the aggressiveness of the plaintiff's bar, and the declining defendant base as a result of business failures, has also led to a trend of larger payments and settlements on settled cases. See “Part II, Item 1. Legal Proceedings” for a more detailed description of these claims.

Although defense costs are included in our insurance coverage, we expended $220,000, $174,000 and $304,000 in 2002, 2003 and 2004, respectively, and $41,000 and $67,000 during the three and six months ended June 30, 2005, respectively, to administer the asbestos claims. These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies. Total alleged damages are not ascertainable, in part because damage claims alleged are often made in terms of in excess of a particular number. Multiplying the average payment of resolved claims made in 2004 of $15,605, times all claims previously reported as existing at the end of 2004 (710), would yield an aggregate estimated potential liability of approximately $11,080,000, assuming the average payment stays the same and no new asbestos-related claims will be filed.

It is difficult to determine if we have adequate insurance to cover these claims. There are numerous insurance carriers who have issued a number of occurrence policies to us over a period extending from the late 1960’s through approximately 1985 that still provide coverage. After approximately 1985 the policies were issued with provisions which purport to exclude coverage for asbestos related claims. The terms of our insurance policies are complex, and coverage for many types of claims is limited as to the nature of the claim and the amount of coverage available. The Company can not determine with any type of accuracy a liability related to the asbestos claims and no amount of liability is a better estimate than any other amount. We believe an accrual for incurred but not reported claims is not appropriate. Unless the current trend of reducing claim occurrence continues and we do not experience a significant increase in the per claim settlement amounts, these claims will likely have a material adverse effect on our financial condition and business in the future. Because of our insurance coverage, we do not anticipate any adverse effect on our financial condition to develop for at least the next three to four years if current claims trends continue. Beyond that, however, the effect of those claims is uncertain and our estimate of insurance coverage is disputed.

On February 23, 2005 ACE Property & Casualty Company ("ACE"), Central National Insurance Company of Omaha ("Central National") and Industrial Underwriters Insurance Company ("Industrial"), which are all related entities, filed a declaratory relief lawsuit against Metalclad Insulation Corporation and a number of Metalclad's other liability insurers, in the Superior Court of the State of California, County of Los Angeles. ACE, Central National and Industrial issued umbrella and excess policies to Metalclad, which has sought and obtained from the plaintiffs both defense and indemnity under these policies for the asbestos lawsuits brought against Metalclad during the last four to five years. The lawsuit seeks declarations regarding a variety of coverage issues, but is centrally focused on issues involving whether historical and currently pending asbestos lawsuits brought against Metalclad are subject to either an "aggregate" limits of liability or separate "per occurrence" limits of liability. Whether any particular asbestos lawsuit is properly classified as being subject to an aggregate limit of liability depends upon whether or not the suit falls within the "products" or "completed operations" hazards found in most of the liability policies issued to Metalclad. Resolution of these classification issues will determine if, as ACE and Central National allege, their policies are nearing exhaustion of their aggregate limits and whether or not other Metalclad insurers who previously asserted they no longer owed any coverage obligations to Metalclad because of the claimed exhaustion of their aggregate limits, in fact, owe Metalclad additional coverage obligations. The lawsuit does not seek any monetary recovery from Metalclad. Nonetheless, we anticipate that we will incur attorneys fees and other associated litigation costs in defending the lawsuit and any counter claims made against us by any other insurers, and in prosecuting any claims we may seek to have adjudicated regarding our insurance coverage. In addition, this lawsuit may result in our incurring costs in connection with obligations we may have to indemnify some of our former insurers.

In 2003 and 2004, the Judiciary Committee of the United States Senate considered legislation to create a privately funded, publicly administered fund to provide the necessary resources for an asbestos injury claims resolution program, and is commonly referred to as the “FAIR” Act. In 2005, a draft of the “FAIR” Act was approved by the Judiciary Committee, but the bill has not yet been considered by the full Senate. The latest draft of the “FAIR” Act calls for the fund to be funded partially by asbestos defendant companies, of which the Company is one, and partially by insurance companies. The impact, if any, the “FAIR” ACT will have on us if passed cannot be determined at this time, although the latest draft of the legislation did not appear favorable to us.

In connection with its review of the Form 10K annual report filed by the Company for the fiscal year ended 2004, and other filings made by the Company, with the Securities and Exchange Commission (the “SEC”), the staff of the SEC has provided us with its view that we should estimate the liability of the current outstanding asbestos claims against the Company’s subsidiary, Metalclad Insulation Corporation, as well as estimate the liability connected with future asbestos claims, and include the gross amount of those estimates as a liability on the Company’s balance sheet. The number represented by this estimate would be significant, and if included in our consolidated financial statements would reflect a sigmificant loss and a negative net worth. We have argued, among other things, that this would be an improper reflection of the Company’s true financial condition, since historically, all asbestos claims have been administered and paid by our insurers without our involvement, other than to oversee the activities of our insurers. Further, in spite of the claim of certain of our insurers that our policies of insurance are nearing exhaustion, as noted above, we believe that we have at least three to four years of insurance coverage for existing and future asbestos claims. If we were to accede to the view of the SEC staff, it would have a materially adverse affect on the Company and require us to restate our consolidated financial statements.  Notwithstanding the fact that our financial condition is not changed, the inclusion of the potential gross liability on our balance sheet, without the off-setting amount payable on claims by our insurers, would likely prevent us from obtaining or maintaining any bank financing, and could make bonding for insulation installation, maintenance and removal work difficult.  These developments could materially and adversely affect our sales and our ability to continue as a going concern.

The Company projects that its subsidiary, Metalclad Insulation Corporation, will be able to generate sufficient cash flows through operations to meet its cash requirements for at least the next twelve months. Without the transfer of cash from Metalclad Insulation Corporation, Entrx will need to obtain additional cash to meet its needs beyond August 2005, either through additional debt financing or the sale of some of its investments. The Company is not certain that cash will be available from either of these two sources. If the Company is required to obtain additional financing or sell any of its investments, it may not be on terms or at a price which is favorable to the Company.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our annual report for the year ended December 31, 2004. The accounting policies used in preparing our interim 2005 consolidated condensed financial statements are the same as those described in our annual report.

Our critical accounting policies are those both having the most impact to the reporting of our financial condition and results, and requiring significant judgments and estimates. Our critical accounting policies include those related to (a) revenue recognition, (b) investments in unconsolidated affiliates and (c) allowances for uncollectible notes and accounts receivable and (d) judgments and estimates used in determining the need for an accrual, and the amount, of our asbestos liability. Revenue recognition for fixed price insulation installation and asbestos abatement contracts are accounted for by the percentage-of-completion method, wherein costs and estimated earnings are included in revenues as the work is performed. If a loss on a fixed price contract is indicated, the entire amount of the estimated loss is accrued when known. Revenue recognition on time and material contracts is recognized based upon the amount of work performed. We have made investments in privately-held companies, which can still be considered to be in the startup or development stages. The investments at less than 20% of ownership are initially recorded at cost and the carrying value is evaluated quarterly. We monitor these investments for impairment and make appropriate reductions in carrying values if we determine an impairment charge is required based primarily on the financial condition and near-term prospects of these companies. These investments are inherently risky, as the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. Notes and accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on our evaluation of the financial condition of the noteholder or customer. Future changes in the financial condition of a noteholder or customer may require an adjustment to the allowance for uncollectible notes and accounts receivable. We offset proceeds received from our insurance carriers resulting from claims of personal injury allegedly related to asbestos exposure against the payment issued to the plaintiff. We never have access to the cash and the cash from the insurance company goes directly to the plaintiff. We never have control over any of the funds the insurance company issues to the plaintiff. Once a claim is settled, payment of the claim is normally made by the insurance carrier or carriers within 30 to 60 days. Changes in any of the judgments and estimates could have a material impact on our financial condition and results.

Recent Accounting Pronouncement

In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The Company does not expect the adoption of SFAS No. 154 to have a material effect on its consolidated financial statements.

Item 3.  Controls and Procedures

We carried out an evaluation, with the participation of our chief executive and chief financial officers, of the effectiveness, as of June 30, 2005, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, made at the end of the period, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission, and that there has been no significant change in such internal control, or other factors which could significantly affect such controls including any corrective actions with regard to significant deficiencies or material weaknesses, since our evaluation.

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

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

Asbestos-related Claims

Prior to 1975, we were engaged in the sale and installation of asbestos-related insulation materials, which has resulted in numerous claims of personal injury allegedly related to asbestos exposure. Some of these claims are being brought by the children and close relatives of persons who have died, allegedly as a result of the direct or indirect exposure to asbestos.

The number of asbestos-related cases which have been initiated naming us (primarily Metalclad Insulation Corporation) as a defendant had increased from 254 in 1999, to 527 in 2000 and to 725 in 2001. The number of cases filed decreased from 2001 to 590 in 2002, to 351 in 2003, and to 265 in 2004. There were 564 cases pending at June 30, 2005. At December 31, 2001, 2002, 2003, and 2004 there were, respectively, approximately 1,009, 988, 853, and 710 cases pending. Of the decrease from 710 cases pending at December 31, 2004 to 564 cases pending at June 30, 2005, were 80 cases which had been previously counted in error, so that the actual decrease over the six month period ended June 30, 2005 was 66 cases. There were 111 new claims made in the first six months of 2005, compared to 149 new claims made in the first six months of 2004.

Set forth below is a table for the six months ended June 31, 2005, and the years ended December 31, 2001, 2002, 2003 and 2004, which sets forth for each such period the approximate number of asbestos-related cases filed, the number of such cases resolved by dismissal or by trial, the number of such cases resolved by settlement, the total number of resolved cases, the number of filed cases pending at the end of such period, the total indemnity paid on all resolved cases, the average indemnity paid on all settled cases and the average indemnity paid on all resolved cases:

	2001	2002	2003	2004	Six Months ended June 30, 2005(2)
New cases filed	725	590	351	265	111
Defense Judgments and dismissals	162	382	311	311	203
Settled cases	158	229	175	97	54
Total resolved cases (1)	320	611	486	408	257	(2)
Pending cases (1)	1,009	988	853	710	564	(3)
Total indemnity payments	$8,486,348	$9,244,000	$10,618,700	$6,366,750	$4,383,500
Average indemnity paid on settled cases	$53,711	$40,366	$60,678	$65,637	$81,176
Average indemnity paid on all resolved cases	$26,520	$15,129	$21,849	$15,605	$17,056	(2)

(1)	Total resolved cases includes, and the number of pending cases excludes, cases which have been settled but which have not been closed for lack of final documentation or payment.
(2)
The average indemnity paid on resolved cases does not include, and the number of pending cases includes, a jury award rendered on March 22, 2005 and a judgment on that award rendered on April 4, 2005, finding Metalclad Insulation Corporation liable for $1,117,000 in damages, which is covered by insurance. The judgment is being appealed by our insurer.

(3)
Of the decrease from 710 cases pending at December 31, 2004 to 564 cases pending at June 30, 2005, were 80 cases which had been previously counted in error, so that the actual decrease over the six month period ended June 30, 2005 was 66 cases.

Although the number of claims made in 2002, 2003 and 2004 reflected a downward trend from 2001, and the number of cases pending on December 31, 2004 and June 30, 2005, dropped from those pending on December 31, 2003, it cannot be assumed that this trend will continue. The sympathies of juries, the aggressiveness of the plaintiff's bar, and the declining defendant base as a result of business failures, has also led to a trend of larger payments and settlements on settled cases.

Although defense costs are included in our insurance coverage, we expended $220,000, $174,000 and $304,000 in 2002, 2003 and 2004, respectively, and $41,000 and $67,000 during the three and six months ended June 30, 2005, respectively, to administer the asbestos claims. These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies. Total alleged damages are not ascertainable, in part because damage claims alleged are often made in terms of in excess of a particular number. Multiplying the average payment of resolved claims made in 2004 of $15,605, times all claims previously reported as existing at the end of 2004 (710), would yield an aggregate estimated potential liability of approximately $11,080,000, assuming the average payment stays the same and no new asbestos-related claims will be filed.

It is difficult to determine if we have adequate insurance to cover these claims. There are numerous insurance carriers who have issued a number of occurrence policies to us over a period extending from the late 1960’s through approximately 1985 that still provide coverage. After approximately 1985 the policies were issued with provisions which purport to exclude coverage for asbestos related claims. The terms of our insurance policies are complex, and coverage for many types of claims is limited as to the nature of the claim and the amount of coverage available. The Company can not determine with any type of accuracy a liability related to the asbestos claims and no amount of liability is a better estimate than any other amount. We believe an accrual for incurred but not reported claims is not appropriate. Unless the current trend of reducing claim occurrence continues and we do not experience a significant increase in the per claim settlement amounts, these claims will likely have a material adverse effect on our financial condition and business in the future. Because of our insurance coverage, we do not anticipate any adverse effect on our financial condition to develop for at least the next three to four years if current claims trends continue. Beyond that, however, the effect of those claims is uncertain.

On February 23, 2005 ACE Property & Casualty Company ("ACE"), Central National Insurance Company of Omaha ("Central National") and Industrial Underwriters Insurance Company ("Industrial"), which are all related entities, filed a declaratory relief lawsuit against Metalclad Insulation Corporation and a number of Metalclad's other liability insurers, in the Superior Court of the State of California, County of Los Angeles. ACE, Central National and Industrial issued umbrella and excess policies to Metalclad, which has sought and obtained from the plaintiffs both defense and indemnity under these policies for the asbestos lawsuits brought against Metalclad during the last four to five years. The lawsuit seeks declarations regarding a variety of coverage issues, but is centrally focused on issues involving whether historical and currently pending asbestos lawsuits brought against Metalclad are subject to either an "aggregate" limits of liability or separate "per occurrence" limits of liability. Whether any particular asbestos lawsuit is properly classified as being subject to an aggregate limit of liability depends upon whether or not the suit falls within the "products" or "completed operations" hazards found in most of the liability policies issued to Metalclad. Resolution of these classification issues will determine if, as ACE and Central National allege, their policies are nearing exhaustion of their aggregate limits and whether or not other Metalclad insurers who previously asserted they no longer owed any coverage obligations to Metalclad because of the claimed exhaustion of their aggregate limits, in fact, owe Metalclad additional coverage obligations. The lawsuit does not seek any monetary recovery from Metalclad. Nonetheless, we anticipate that we will incur attorneys fees and other associated litigation costs in defending the lawsuit and any counter claims made against us by any other insurers, and in prosecuting any claims we may seek to have adjudicated regarding our insurance coverage. In addition, this lawsuit may result in our incurring costs in connection with obligations we may have to indemnify some of our former insurers.

In 2003 and 2004 the Judiciary Committee of the United States Senate considered legislation to create a privately funded, publicly administered fund to provide the necessary resources for an asbestos injury claims resolution program, and is commonly referred to as the “FAIR” Act. In 2005, a draft of the “FAIR” Act was approved by the Judiciary Committee, but the bill has not been considered by the full Senate. The latest draft of the “FAIR” Act calls for the fund to be funded partially by asbestos defendant companies, of which the Company is one, and partially by insurance companies. The impact, if any, the “FAIR” Act will have on us if passed cannot be determined at this time although the latest draft of the legislation did not appear favorable to us.

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

In a related action, a default was entered against us in December, 2002, in favor of the same former employee referred to in the foregoing paragraph by the Mexican Federal Labor Arbitration Board, for an unspecified amount. The former employee was seeking in excess of $9,000,000 in damages as a result of his termination as an employee. The default was obtained without the proper notice being given to us, and was set aside in the quarter ended June 30, 2003. The Mexican Federal Labor Arbitration Board rendered a recommendation on December 13, 2004, to the effect that the former employee was entitled to an award of $350,000 from Entrx in connection with the termination of his employment. The award is in the form of a recommendation which has been affirmed by the Mexican Federal Court, but is only exercisable against assets of the Company located in Mexico. The Company has no assets in Mexico. The award does not represent a collectible judgment against the Company in the United States. The likelihood of any liability based upon this award is remote, and we therefore believe that there is no potential liability to the Company at December 31, 2004 or June 30, 2005. The Company intends to continue to pursue its claims against the same employee for breach of contract, fraud, collusion and other causes of action in connection with the 1999 sale of one of the Company’s operating businesses in Mexico.

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

On February 27, 2004, we filed an action in Orange County Superior Court against American Home, National Union and Meyers-Reynolds for breach of contract, breach of the covenant of good faith and fair dealing, declaratory relief, reformation, injunctive relief, negligent and intentional misrepresentation and breach of fiduciary duty. During the three months ended March 31, 2005, the Company recorded an accrual of $75,000 related to this dispute. On May 2, 2005, we reached a settlement in principal with American Home and National Union which will result in the payment by the Company to American Home of approximately $84,000 in the three months ended September 30, 2005. The Company is continuing to pursue its claims against its former insurance broker, Meyers-Reynolds, in this action.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

As discussed under Part I. - Item 2. “Management’s discussion and Analysis and Plan of Operation - Liquidity and Capital Resources”, the Company entered into a registration rights agreement with Pandora Select Partners, L.P., wherein the Company agreed to file a registration statement with the U.S. Securities and Exchange Commission covering the issuance or resale of shares of the Company’s common stock which may be issued to Pandora Select Partners, L.P. in connection with a note and warrant held by Pandora Select Partners, L.P. Failure to obtain the effectiveness of the registration statement on or before June 15, 2004, imposed upon the Company the Obligation to issue to Pandora Select Partners, L.P. five-year warrants to purchase the Company’s common stock at $1.44 per share, for a number of shares equal to 6,500 shares for each month past June 15, 2004, that the Company failed to obtain effectiveness of the registration statement, increased to 13,000 shares for each month past October 15, 2004, that the Company failed to obtain effectiveness of the registration statement. Since the Company failed to obtain effectiveness of the registration statement during the second quarter of 2005, it is obligated to issue warrants for the purchase of 39,000 shares of its common stock with respect to that quarter. The warrants will be issued to Pandora Select Partners, L.P. under the exemption from registration provided in Section 4(2) of the Securities Act of 1933. Pandora Select Partners, L.P. is an “accredited investor”, as defined in Rule 501 of the Securities Act of 1933, which is acquiring the warrants for investment without a view to redistribution.

Item 6.  Exhibits

Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTRX CORPORATION

Date: August 12, 2005	By:	/s/ Peter L. Hauser
Peter L. Hauser
Chief Executive Officer

Date: August 12, 2005	By:	/s/ Brian D. Niebur
Brian D. Niebur
Chief Financial Officer (Principal Accounting Officer)