Form 10QSB
period 2005-09-30
ENTRX CORP
filed 2005-11-14
CIK 13547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

As of November 3, 2005, the registrant had 7,651,147 shares outstanding of its Common Stock, $.10 par value.

Transitional Small Business Disclosure Format (check one):   Yes ☐  No ☒

ENTRX CORPORATION AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$669,247	$2,357,208
Available-for-sale securities	200,094	152,455
Accounts receivable, less allowance for doubtful accounts of $32,000 and $50,000 as of September 30, 2005 and December 31, 2004, respectively	2,618,331	2,013,342
Costs and estimated earnings in excess of billings on uncompleted contracts	160,618	305,057
Inventories	107,834	108,415
Prepaid expenses and other current assets	320,549	173,748
Other receivables	847,664	314,375
Total current assets	4,924,337	5,424,600

Property, plant and equipment, net	2,390,516	2,362,178
Investment in unconsolidated affiliates	1,615,889	1,615,889
Shareholder note receivable, net of allowance of $250,000 as of September 30, 2005 and December 31, 2004	1,246,370	1,246,370
Other assets	70,986	74,111
	$10,248,098	$10,723,148

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Note payable to bank	$1,000,000	$1,000,000
Current portion of convertible note payable, net of original issue discount	372,526	336,716
Current portion of capital lease obligation	–	11,955
Current portion of long-term debt	98,633	124,767
Current portion of mortgage payable	41,114	43,980
Accounts payable	616,937	524,048
Accrued expenses	1,595,488	1,040,575
Billings in excess of costs and estimated earnings on uncompleted contracts	94,745	39,457
Total current liabilities	3,819,443	3,121,498

Long-term debt, less current portion	73,106	94,358
Convertible note payable, net of original issue discount, less current portion	135,495	419,495
Mortgage payable, less current portion	1,469,005	1,496,501
Total liabilities	5,497,049	5,131,852

Shareholders’ equity:
Preferred stock, par value $1; 5,000,000 shares authorized; none issued	–	–
Common stock, par value $0.10; 80,000,000 shares authorized; 8,105,947 and 7,651,147 issued and outstanding, respectively, at both September 30, 2005 and December 31, 2004	810,595	810,595
Additional paid-in capital	70,284,621	70,263,161
Less treasury stock at cost, 454,800 shares at both September 30, 2005 and December 31, 2004	(380,765)	(380,765)
Accumulated deficit	(65,972,930)	(65,063,582)
Accumulated other comprehensive income (loss)	9,528	(38,113)
Total shareholders’ equity	4,751,049	5,591,296
	$10,248,098	$10,723,148

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Contract revenues	$3,577,236	$2,396,844	$10,634,691	$8,523,260

Contract costs and expenses	3,724,758	2,070,135	9,481,635	7,210,038

Gross margin (loss)	(147,522)	326,709	1,153,056	1,313,222

Operating expenses:
Selling, general and administrative	529,481	649,886	1,846,303	2,108,287
Gain on disposal of property, plant and equipment, net	(1,172)	(2,200)	(290)	(12,021)
Total operating expenses	528,309	647,686	1,846,013	2,096,266

Operating loss	(675,831)	(320,977)	(692,957)	(783,044)

Interest income	34,073	32,172	99,658	82,572
Interest expense	(104,723)	(99,989)	(316,049)	(306,769)
Insurance settlement	–	–	–	2,125,000

Net income (loss)	(746,481)	(388,794)	(909,348)	1,117,759

Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale securities	66,698	38,114	47,641	(40,448)

Comprehensive income (loss)	$(679,783)	$(350,680)	$(861,707)	$1,077,311

Weighted average number of common shares — basic	7,651,147	7,244,215	7,651,147	7,244,215

Weighted average number of common shares — diluted	7,651,147	7,244,215	7,651,147	7,326,371

Income (loss) per share of common stock — basic	$(0.10)	$(0.05)	$(0.12)	$0.15

Income (loss) per share of common stock — diluted	$(0.10)	$(0.05)	$(0.12)	$0.15

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2005	2004
	(unaudited)

Cash flows from operating activities:
Net income (loss)	$(909,348)	$1,117,759
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	150,077	129,609
Gain on disposal of property, plant and equipment, net	(290)	(12,021)
Change in allowance for doubtful accounts	(17,888)	–
Net interest income recorded on shareholder note receivable	22,058	7,011
Issuance of stock warrants for services	–	24,050
Issuance of stock warrants related to note payable	21,460	–
Amortization of original issue discount	93,789	93,875
Changes in operating assets and liabilities:
Accounts receivable, net	(587,101)	(218,003)
Costs and estimated earnings in excess of billings on uncompleted contracts	144,439	(64,186)
Inventories	581	(54,844)
Prepaid expenses and other current assets	(146,801)	(27,619)
Other receivables	(555,345)	7,564
Other assets	3,125	(5,876)
Accounts payable and accrued expenses	647,802	579,912
Billings in excess of costs and estimated earnings on uncompleted contracts	55,288	(65,132)
Net cash (used in) provided by operating activities	(1,078,154)	1,512,099

Cash flows from investing activities:
Capital expenditures	(188,450)	(62,328)
Proceeds from sale of property, plant and equipment	10,325	34,200
Net cash used in investing activities	(178,125)	(28,128)

Cash flows from financing activities:
Proceeds from long-term debt	73,176	54,748
Payments on long-term debt	(120,562)	(129,278)
Payments on convertible note payable	(341,979)	(174,830)
Payments on mortgage payable	(30,362)	(34,947)
Payments on capital lease obligation	(11,955)	(15,154)
Net cash used in financing activities	(431,682)	(299,461)

Increase (decrease) in cash and cash equivalents	(1,687,961)	1,184,510
Cash and cash equivalents at beginning of period	2,357,208	1,644,311
Cash and cash equivalents at end of period	$669,247	$2,828,821

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2005 and 2004
(Unaudited)

1.    The accompanying unaudited consolidated financial statements of Entrx Corporation and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management all adjustments, consisting of normal recurring items, necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

2.    Certain accounts in the previous quarter’s consolidated financial statements have been reclassified for comparative purposes to conform with the current quarter consolidated financial statements. The reclassifications had no effect on net income (loss) or shareholders’ equity.

3.    Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common stock related to stock options and warrants had been issued. Dilutive common equivalent shares have not been included in the computation of diluted net income (loss) per common share for the three and nine months ended September 30, 2005 and for the three months ended September 30, 2004 because their inclusion would be anti-dilutive. Weighted average shares outstanding-diluted for the nine month period ended September 30, 2004 includes 82,156 shares of dilutive securities. The Company uses the treasury method for calculating the dilutive effect of the stock options and warrants (using the average market price).

Following is a reconciliation of basic and diluted net income (loss) per common share for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income (loss)	$(746,481)	$(388,794)	$(909,348)	$1,117,759
Weighted average shares outstanding	7,651,147	7,244,215	7,651,147	7,244,215
Net income (loss) per common share - basic	$(0.10)	$(0.05)	$(0.12)	$0.15

Net income (loss) per common share - diluted:
Net income (loss)	$(746,481)	$(388,794)	$(909,348)	$1,117,759
Weighted average shares outstanding	7,651,147	7,244,215	7,651,147	7,244,215
Common stock equivalents	–	–	–	82,156
Weighted average shares and potential diluted shares outstanding	7,651,147	7,244,215	7,651,147	7,326,371
Net income (loss) per common share - diluted	$(0.10)	$(0.05)	$(0.12)	$0.15

For the three and nine months ended September 30, 2005, 3,591,040 shares attributable to outstanding stock options and warrants were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive. For the three and nine months ended September 30, 2004, 3,434,425 and 3,314,425 shares, respectively, attributable to outstanding stock options and warrants were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive. All common share equivalents are anti-dilutive in periods where the Company generates a net loss.

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

	Aggregate fair value	Gross unrealized gains	Gross unrealized losses	Cost
Available for sale securities - September 30, 2005	$200,094	$9,528	$–	$190,566

Available for sale securities - December 31, 2004	$152,455	$–	$(38,113)	$190,568

The Company's net unrealized holding gain was $66,698 and $38,114 for the three months ended September 30, 2005 and 2004, respectively, and the Company's net unrealized holding gain (loss) was $47,641 and $(40,448) for the nine months ended September 30, 2005 and 2004, respectively

On an ongoing basis, the Company evaluates its investments in available-for-sale securities to determine if a decline in fair value is other-than-temporary. When a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

The Company also has minority investments in privately held companies. These investments are included in investments in unconsolidated affiliates on the Consolidated Balance Sheets and are carried at cost unless the fair value of the investment below the cost basis is judged to be other-than-temporary. The Company monitors these investments for impairment and makes appropriate reductions in carrying values. At September 30, 2005 and December 31, 2004, the Company’s investments in unconsolidated affiliates consisted of an investment in Catalytic Solutions, Inc. valued at $859,000 and an investment in Clearwire Corporation valued at $756,889.

5.    Inventories, which consist principally of insulation products and related materials, are stated at the lower of cost (determined on the first-in, first-out method) or market.

6.    Accrued expenses consist of the following:

	September 30, 2005	December 31, 2004
Accrued interest	$8,109	$17,393
Wages, bonuses and payroll taxes	129,711	112,441
Union dues	164,076	152,895
Accounting and legal fees	33,000	28,000
Insurance	360,834	196,200
Insurance settlement reserve	375,000	375,000
Accrued loss on project	350,000	–
Other	174,758	158,646
	$1,595,488	$1,040,575

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

The Company applies APB No. 25 and related interpretations in accounting for its stock options and warrants. Accordingly, $5,854 and $0 of compensation cost has been recognized in the accompanying consolidated statements of operations and comprehensive income (loss) for the three months ended September 30, 2005 and 2004, respectively, and $21,460 and $0 of compensation cost has been recognized in the accompanying consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2005 and 2004, respectively. Had compensation costs for the Company's stock options and warrants been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net income (loss) and income (loss) per share would have been changed to the approximate pro forma amounts indicated below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004

Net income (loss):
As reported	$(746,481)	$(388,794)	$(909,348)	$1,117,759
Pro forma	(759,270)	(426,608)	(992,378)	956,839

Basic net income (loss) per share:
As reported	$(0.10)	$(0.05)	$(0.12)	$0.15
Pro forma	(0.10)	(0.06)	(0.13)	0.13

Diluted net income (loss) per share
As reported	$(0.10)	$(0.05)	$(0.12)	$0.15
Pro forma	(0.10)	(0.06)	(0.13)	0.13

Stock-based compensation:
As reported	$5,854	$–	$21,460	$–
Pro forma	12,789	37,814	83,030	160,920

The following significant assumptions were utilized to calculate the fair value information for options issued during the three and nine months ended September 30, 2005 and 2004 utilizing the Black-Scholes pricing model:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Risk Free interest rate	N/A	N/A	2.77%	2.96%
Expected life	N/A	N/A	3.0 years	3.0 years
Expected volatility	N/A	N/A	153%	121%
Expected dividends	N/A	N/A	–	–

8.    In June 2004, Metalclad Insulation Corporation, our wholly owned subsidiary, and Entrx Corporation, entered into a Settlement Agreement and Full Policy Release (the “Settlement Agreement”) releasing one of its insurers, Allstate Insurance Company (“Allstate”) from its policy obligations for a broad range of claims arising from injury or damage which may have occurred during the period March 15, 1980 to March 15, 1981, under an umbrella liability policy (the “Policy”). The Policy provided limits of $5,000,000 in the aggregate and per occurrence. Allstate claimed that liability under the Policy had not attached, and that regardless of that fact, an exclusion in the Policy barred coverage for virtually all claims of bodily injury from exposure to asbestos, which is of primary concern to Metalclad Insulation Corporation. Metalclad Insulation Corporation took the position that such asbestos coverage existed. The parties to the Settlement Agreement reached a compromise, whereby Metalclad Insulation Corporation received $2,500,000 in cash, and Metalclad Insulation Corporation and Entrx Corporation agreed to indemnify and hold harmless Allstate from all claims which could be alleged against the insurer respecting the policy, limited to $2,500,000 in amount. In February 2005, ACE Property & Casualty Company (and affiliated entities) commenced an action (the “Ace Lawsuit”) seeking declaratory relief to determine the extent of Metalclad Insulation Corporation’s insurance coverage for asbestos-related claims, including the effect of the Allstate Settlement Agreement on the insurance obligations of other insurers that have provided Metalclad Insulation Corporation with insurance coverage. On November 1, 2005, Metalclad Insulation Corporation received a cross complaint by Allstate, asking the court to determine the Company’s obligation to undertake and pay for the legal defense of Allstate in the ACE Lawsuit under the terms of the indemnification provisions of the Settlement Agreement. Metalclad has not accepted a tender by Allstate of the defense of the ACE Lawsuit, or its obligation to pay for such defense, and believes that it has no legal obligation to do so.

Based on past experience related to asbestos insurance coverage, we believe that the Settlement Agreement we entered into in June 2004, will result in a probable loss contingency for future insurance claims based on the indemnification provision in the Agreement. Although we are unable to estimate the exact amount of the loss, we believe at this time the reasonable estimate of the loss will not be less than $375,000 or more than $2,500,000 (the $2,500,000 represents the maximum loss we would have based on the indemnification provision in the Settlement Agreement). Based on the information available to us, no amount in this range appears at this time to be a better estimate than any other amount. The $375,000 estimated loss contingency noted in the above range represents 15% of the $2,500,000 we received and is based upon our attorney’s informal and general inquiries to an insurance company of the cost for us to purchase an insurance policy to cover the indemnification provision we entered into. We recorded a reserve of $375,000 at the time we entered into the Agreement and nothing has come to our attention that would require us to record a different estimate at September 30, 2005.

9.    During the nine months ended September 30, 2005, the Company recorded an expense of $84,000 related to the resolution of the Company’s dispute with American Home Assurance Company regarding a workers compensation insurance policy for the period of September 1, 2001 to September 1, 2002. The Company is continuing to pursue its claims against its former insurance broker, Meyers-Reynolds, regarding the workers compensation insurance policy. (See Part II, Item 1. Legal Proceedings - Claim Against Insurer)

10.    Sales for the three and nine months ended September 30, 2005 to i) Calpine Construction Management Company, Inc. (“Calpine”) were approximately $0 and $1,993,000, respectively, representing 0% and 18.7% of total revenues, respectively, ii) JE Merit Constructors, Inc. were approximately $1,045,000 and $2,015,000, respectively, representing 29.2% and 18.9% of total revenues, respectively and iii) Cleveland Wrecking Company were approximately $804,000 and $1,291,000, respectively, representing 22.5% and 12.1% of total revenues, respectively. Sales for the three and nine months ended September 30, 2004, to i) Southern California Edison Company (“SCE”) through our partnership, Curtom-Metalclad, were approximately $376,000 and $1,724,000, respectively, representing 15.7% and 20.2% of total revenues, respectively, ii) Shell Oil Products US were approximately $0 and $1,246,000, respectively, representing 0% and 14.6% of total revenues, respectively and iii) Calpine were approximately $707,000 and $707,000, respectively, representing 29.5% and 8.3% of total revenues, respectively. Accounts receivable from Calpine was approximately $435,000, accounts receivable from JE Merit Constructors, Inc. was approximately $653,000, and accounts receivable from Cleveland Wrecking Company was approximately $439,000, representing 16.4%, 24.6% and 16.6% of total accounts receivable, respectively, as of September 30, 2005.

11.    The Company recorded an anticipated loss of $650,000 on a single project in the three months ended September 30, 2005. The Company recorded a $350,000 accrued expense and decreased costs and estimated earnings in excess of billings on uncompleted contracts by $300,000 as the offsetting accounts with regard to the anticipated loss. The Company anticipates that due to cost overruns its expected costs to complete the project will exceed its revenue.

12.    In January of 2005, our operating subsidiary, Metalclad Insulation Corporation (“Metalclad”), renewed its line of credit financing from the Far East National Bank, Newport Beach, California. The line of credit is for up to $1,000,000, but subject to 80% of eligible accounts receivable as defined in the loan agreement. On October 28, 2005 the due date of line of credit was extended from October 28, 2005 until January 1, 2006. Whether Far East National Bank will be willing to renew this line of credit on January 1, 2006, when the line of credit is due, will be partially contingent upon our financial condition and compliance with certain loan covenants. Currently, the loan covenants require, among other things, that Metalclad maintain a current ratio in excess of 1.25 to 1, cash flow ratio in excess of 1.5 to 1, maintain a tangible net worth of not less than $3,000,000, a debt to worth ratio in excess of 2 to 1 and that Entrx Corporation maintain a tangible net worth of not less than $4,000,000. We were in compliance with all of the Far East National Bank loan covenants as of December 31, 2004, but were not in compliance with the minimum fixed coverage ratio as of September 30, 2005. The Company is seeking a waiver from Far East National Bank with regards to the non-compliance of the minimum fixed coverage ratio as of September 30, 2005. If we do not receive such waiver, the line of credit will become immediately due and it will be unlikely that the line of credit will be renewed. We may not be in compliance with all of the loan covenants on January 1, 2006, when the loan comes due, in which case Far East National Bank may not provide us with a renewal of our debt financing.

13.    In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The Company does not expect the adoption of SFAS No. 154 to have a material effect on its consolidated financial statements.

14.    Our subsidiary, Metalclad Insulation Corporation, continues to be engaged in lawsuits involving asbestos-related injury or potential injury claims. The 265 claims made in 2004 were down from the 725, 590 and 351 claims made in 2001, 2002 and 2003, respectively, although the average payment on these claims increased from $15,105 in 2002 to $21,760 in 2003 and decreased to $15,605 in 2004, they have increased to $22,625 for the nine months ended September 30, 2005. There were 154 new claims made in the first nine months of 2005, compared to 221 in the first nine months of 2004. There were 507 cases pending at September 30, 2005. These claims are currently defended and covered by insurance. We have projected that we have sufficient insurance to provide coverage for the next three to four years. This projection assumes that the current trend of a reducing number of new cases continues, and that the severity of each claim does not increase significantly. The projection also assumes that the insurance companies live up to what we believe their obligation to continue to cover our exposure with regards to these claims. Several affiliated insurance companies have brought a declaratory relief action against our subsidiary, Metalclad, as well as a number of other insurers, to resolve certain coverage issues. Whether we will be able to continue in business when our insurance coverage runs out is subject to a significant number of variables, which are impossible to predict. In addition, we paid approximately $304,000 and $175,000 in 2004 and 2003, respectively, and $50,000 and $116,000 during the three and nine months ended September 30, 2005, respectively, in legal fees to assess and monitor the asbestos-related claims, and to assess and monitor our insurance coverage and insurance company activities involving the defense and payment of these claims. We anticipate that this cost will continue.

15.    Supplemental disclosures of cash flow information:

Cash paid for interest was $210,084 and $306,769 for the nine months ended September 30, 2005 and 2004, respectively.

16.            Subsequent event

On October 25, 2005, the Company fully vested all currently outstanding stock options. There were 174,500 shares of the Company’s common stock which were unvested at the time. All options vested had exercise prices greater than the fair market value of the Company’s common stock on October 25, 2005. As defined in Financial Accounting Standards Board Interpretation (FIN) No. 44, “Accounting for Certain Transactions Involving Stock Compensation”, it was determined that there would be no compensation expense as a result of the acceleration of the vesting of the outstanding options.

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

Results of Operations: Three and Nine Months Ended September 30, 2005 and 2004

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

Summary

On June 22, 2004, Metalclad Insulation Corporation, our wholly owned subsidiary, and the Company, entered into a Settlement Agreement and Full Policy Release (the “Settlement Agreement”) releasing Allstate Insurance Company (“Allstate”) from its policy obligations for a broad range of claims arising from injury or damage which may have occurred during the period March 15, 1980 to March 15, 1981, under an umbrella liability policy (the “Policy”). Under the terms of the Settlement Agreement, Metalclad Insulation Corporation received $2,500,000 in cash, and Metalclad Insulation Corporation and Entrx Corporation agreed to indemnify and hold harmless Allstate from all claims which could be alleged against Allstate respecting the Policy, limited to $2,500,000 in amount. On November 1, 2005, Metalclad Insulation Corporation received a cross-complaint by Allstate in a declaratory judgment action (the “ACE Lawsuit”) originally brought by ACE Property & Casualty Company (and affiliated entities) in February 2005. Allstate’s cross complaint asks the court to determine the Company’s obligation to assume and pay the costs of Allstate’s defense in the Ace Lawsuit under the indemnification clause of the Settlement Agreement. See Part II, Item 1, “Legal Proceedings - Declaratory Judgment Action.”

Our revenues increased for the three and nine months ended September 30, 2005 as compared to the three and nine months ended September 30, 2004. The gross margin percentage decreased from 13.6% to (4.1)% for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, and decreased from 15.4% to 10.8% for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Revenues increased primarily due to the Company obtaining new maintenance contracts, and hiring additional project managers which allows the Company to bid on more projects. The gross margin percentage decreased for the three and nine months ended September 30, 2005 as compared with the three and nine months ended September 30, 2004 due to the Company recording an anticipated loss of $650,000 on a single project in the three months ended September 30, 2005. The Company recorded a $350,000 accrued expense and decreased costs and estimated earnings in excess of billings on uncompleted contracts by $300,000 as the offsetting accounts with regard to the anticipated loss. The Company anticipates that due to cost overruns its expected costs to complete the project will exceed its revenue.

We had a net loss of $746,000 for the three months ended September 30, 2005 as compared to a net loss of $389,000 for the three months ended September 30, 2004, and a net loss of $909,000 for the nine months ended September 30, 2005 as compared to net income of $1,118,000 for the nine months ended September 30, 2004. The net income for the nine months ended September 30, 2004 was primarily due to the Settlement Agreement with the insurance company, net of the reserve established. The net losses for the three and nine months ended September 30, 2005 include a charge of $650,000 related to an anticipated loss on a single project. While we expect an improvement in our overall operating results, we still project an operating loss for 2005.

In an effort to increase shareholder value and to diversify from our insulation services business, we have made equity investments in several companies that are not in the insulation services business and which we believed had the ability to provide acceptable return on our investments. We currently have investments in two privately-held companies, Catalytic Solutions, Inc. and Clearwire Corporation, which we value at $859,000 and $757,000, respectively. Both of these companies are in the early stages of their business development. Our investments represent less than 5% ownership in each company and represent approximately 15.3% and 15.1% of the Company’s total assets at September 30, 2005 and December 31, 2004, respectively. Catalytic Solutions, Inc. manufactures and delivers proprietary technology that improves the performance and reduces the cost of catalytic converters. Clearwire Corporation is a provider of non-line-of-sight plug-and-play broadband wireless access systems. Either or both of these investments could be impaired in the future. See “Liquidity and Capital Resources.” We also own 190,566 shares of the common stock of VioQuest Pharmaceuticals, Inc., the common stock of which is publicly traded on the NASD Bulletin Board under the symbol “VQPH”. Of the 190,566 shares, 75,000 shares are subject to options exercisable by three current and former members of our Board of Directors at $1.25 per share. There is no market for the securities of Catalytic Solutions, Inc. or Clearwire Corporation. None of the shares of VioQuest Pharmaceuticals, Inc. may be sold by Entrx or any of its affiliates without registration under the Securities Act of 1933, or the availability of an exemption from such registration requirement.

In January of 2005, our operating subsidiary, Metalclad Insulation Corporation (“Metalclad”), renewed its line of credit financing from the Far East National Bank, Newport Beach, California. The line of credit is for up to $1,000,000, but subject to 80% of eligible accounts receivable as defined in the loan agreement. On October 28, 2005 the due date of line of credit was extended from October 28, 2005 until January 1, 2006. Whether Far East National Bank will be willing to renew this line of credit on January 1, 2006, when the line of credit is due, will be partially contingent upon our financial condition and compliance with certain loan covenants. Currently, the loan covenants require, among other things, that Metalclad maintain a current ratio in excess of 1.25 to 1, cash flow ratio in excess of 1.5 to 1, maintain a tangible net worth of not less than $3,000,000, a debt to worth ratio in excess of 2 to 1 and that Entrx Corporation maintain a tangible net worth of not less than $4,000,000. We were in compliance with all of the Far East National Bank loan covenants as of December 31, 2004, but were not in compliance with the minimum fixed coverage ratio as of September 30, 2005. The Company is seeking a waiver from Far East National Bank with regards to the non-compliance of the minimum fixed coverage ratio as of September 30, 2005. If we do not receive such waiver, the line of credit will become immediately due and it will be unlikely that the line of credit will be renewed. We may not be in compliance with all of the loan covenants on January 1, 2006, when the loan comes due, in which case Far East National Bank may not provide us with a renewal of our debt financing.

Our subsidiary, Metalclad Insulation Corporation, continues to be engaged in lawsuits involving asbestos-related injury or potential injury claims. The 265 claims made in 2004 were down from the 725, 590 and 351 claims made in 2001, 2002 and 2003, respectively, although the average payment on these claims increased from $15,105 in 2002 to $21,760 in 2003 and decreased to $15,605 in 2004, they increased to $22,625 for the nine months ended September 30, 2005. There were 154 new claims made in the first nine months of 2005, compared to 221 in the first nine months of 2004. There were 507 cases pending at September 30, 2005. These claims are currently defended and covered by insurance. We have projected that we have sufficient insurance to provide coverage for the next three to four years. This projection assumes that the current trend of a reducing number of new cases continues, and that the severity of each claim does not increase significantly. The projection also assumes that the insurance companies live up to what we believe their obligation to continue to cover our exposure with regards to these claims. Several affiliated insurance companies have brought a declaratory relief action against our subsidiary, Metalclad, as well as a number of other insurers, to resolve certain coverage issues. (See “Part II Item 1 - Legal Proceedings - Asbestos-related Claims”) Whether we will be able to continue in business when our insurance coverage runs out is subject to a significant number of variables, which are impossible to predict. In addition, we paid approximately $304,000 and $175,000 in 2004 and 2003, respectively, and $50,000 and $116,000 during the three and nine months ended September 30, 2005, respectively, in legal fees to assess and monitor the asbestos-related claims, and to assess and monitor our insurance coverage and insurance company activities involving the defense and payment of these claims. We anticipate that this cost will continue.

Revenue

Revenue for the three months ended September 30 2005 was $3,577,000, an increase as compared to $2,397,000 for the three months ended September 30, 2004. Revenue for the nine months ended September 30 2005 was $10,635,000, an increase as compared to $8,523,000 for the nine months ended September 30, 2004. Revenues increased during the three and nine months ended September 30, 2005 due to the Company obtaining new maintenance contracts and the Company hiring additional project managers which allows the Company to bid on more projects compared to the year ago period.

Cost of Revenue and Gross Margin

Cost of revenue was $3,725,000 for the three months ended September 30, 2005, as compared to $2,070,000 for the three months ended September 30, 2004. The gross margin (loss) percentage was approximately (4.1)% for the three months ended September 30, 2005 as compared to 13.6% for the three months ended September 30, 2004. Cost of revenue was $9,482,000 for the nine months ended September 30, 2005, as compared to $7,210,000 for the nine months ended September 30, 2004. The gross margin percentage was approximately 10.8% for the nine months ended September 30, 2005 as compared to 15.4% for the nine months ended September 30, 2004. The decrease in the gross margin percentage during the three and nine months ended September 30, 2005 as compared with the three and nine months ended September 30, 2004 is primarily the result of the Company recording a charge of $650,000 related to an anticipated loss on a project, partially offset by the Company concentrating on securing higher margin projects during the three and nine months ended September 30, 2005 as compared with September 30, 2004. The increase in the cost of revenues for the three and nine months ended September 30, 2005 as compared to the three and nine months ended September 30, 2004 was primarily due to higher revenues as discussed above as well as the result of the Company recording a charge of $650,000 related to an anticipated loss on a project. The Company anticipates that due to cost overruns its expected costs to complete the project will exceed its revenue.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended September 30, 2005 were $529,000 as compared to $650,000 for the comparable period ended September 30, 2004, a decrease of 18.5%. Selling, general and administrative expenses for the nine months ended September 30, 2005 were $1,846,000 as compared to $2,108,000 for the comparable period ended September 30, 2004, a decrease of 12.4%. The decrease for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, was primarily due to decreases in legal, consulting, rent and labor expenses. The decrease for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, was primarily due to a decrease in legal expenses, salary expense, consulting expense and rent expense, partially offset by an increase in workers compensation expense related to the settlement with American Home Assurance Company.

Interest Income and Expense

Net interest expense for the three months ended September 30, 2005 was $71,000 as compared to net interest expense of $68,000 for the three months ended September 30, 2004. Net interest expense for the nine months ended September 30, 2005 was $216,000 as compared to net interest expense of $224,000 for the nine months ended September 30, 2004.

Net Income (Loss)

We had a net loss of $746,000 (or a basic loss of $0.10 per share) and a net loss of $389,000 (or a basic loss of $0.05 per share) for the three months ended September 30, 2005 and 2004, respectively. We had a net loss of $909,000 (or a basic loss of $0.12 per share) and net income of $1,118,000 (or basic earnings of $0.15 per share) for the nine months ended September 30, 2005 and 2004, respectively.

Liquidity and Capital Resources

As of September 30, 2005, we had $669,000 in cash and cash equivalents and $200,000 in available-for-sale securities. The Company had working capital of $1,105,000 as of September 30, 2005.

On January 27, 2005, our subsidiary, Metalclad Insulation Corporation, renewed its line of credit with Far East National Bank, Newport Beach, California. The renewed line of credit is for up to $1,000,000, subject to 80% of eligible accounts receivable as defined in the loan agreement, and bears interest at a floating rate based upon the bank’s prime rate plus 1.5%. The new line of credit agreement with Far East National Bank originally matured on October 28, 2005, but in October 2005 the maturity date was extended to January 1, 2006. Whether Far East National Bank will be willing to renew this line of credit on January 1, 2006, when the line of credit is due, will be partially contingent upon our financial condition and compliance with certain loan covenants. The line of credit is collateralized by certain assets of the Company and personally guaranteed by the Company’s former CEO, Wayne Mills. At September 30, 2005, the Company had $1,000,000 outstanding on the line of credit.

Under the loan agreement with Far East National Bank we have made a number of warranties, representations and covenants, which if violated, would constitute an event of default under the loan agreement and allow Far East National Bank to call the loan immediately due. The warranties and representations relate to, among other things, the organization of the Company, the accuracy of the Company’s consolidated financial statements, litigation against the Company, and the filing and paying of taxes. The covenants relate to, among other things, the Company’s agreement to properly maintain its books and records, and to furnish Far East National Bank with periodic financial statements; and require, among other things, that Metalclad Insulation Corporation maintain a current ratio in excess of 1.25 to 1, a cash flow ratio in excess of 1.5 to 1, a tangible net worth of not less than $3,000,000, and a debt to worth ratio in excess of 2 to 1, and that Entrx Corporation maintain a tangible net worth of not less than $4,000,000. The covenants relating to financial statements and financial ratios are, in most cases, measurable quarterly and relate to Metalclad Insulation Corporation. In addition, there are covenants requiring certain insurance coverage, compliance with applicable laws and regulations, the payment of taxes and the observance of other matters. As of September 30, 2005, the last period a compliance check of the covenants was required, we were in compliance with the representations, warranties and covenants in the loan agreement with Far East National Bank, except for the minimum fixed coverage ratio covenant. The Company is seeking a waiver from Far East National Bank with regards to the non-compliance of the minimum fixed coverage ratio as of September 30, 2005. If we do not receive such waiver, the line of credit will become immediately due and it will be unlikely that the line of credit will be renewed.

In December 2003, we issued a $1,300,000, 10% convertible promissory note to Pandora Select Partners L.P. The note is payable interest only through April 15, 2004, and thereafter is payable in equal monthly installments over the next 33 months. The note is convertible by the noteholder into common stock of the Company at $1.35 per share, and allows us, subject to certain conditions and limitations, to make monthly installment payments with our common stock at a price per share approximating the then market value. In connection with the financing we paid a 3% origination fee, issued a five year warrant for the purchase of 400,000 shares of the Company’s common stock at $1.50 per share (adjusted to $1.44), and granted the noteholder a security interest in 249,200 shares of NextNet Wireless, Inc. Series A Preferred Stock (which are now convertible into 174,440 warrants to purchase Clearwire common stock), and 33,800 shares of Catalytic Solutions, Inc. Series C Preferred Stock, owned by the Company. The proceeds of $1,300,000 were allocated between the note, and the fair value of the warrants based on using the Black Scholes pricing model. The resulting original issue discount, the fair value of the warrant, and the beneficial conversion of the note payable into common stock as defined in EITF 00-27 ("Application of Issue No. 98-5 to Certain Convertible Instruments"), is being amortized over the life of the note using the straight-line method, which approximates the interest method. In addition, we entered into a registration rights agreement whereby we agreed to file a registration statement with the U.S. Securities and Exchange Commission, covering the issuance or resale of the shares of the Company’s common stock which may be issued in connection with the note and warrant issued to the noteholder. The note, the warrant and the registration rights agreement have cross default provisions. The registration statement was filed on April 30, 2004, but has not been made effective. The note is personally guaranteed by the Company’s former President, Wayne W. Mills, for which he was not compensated.

Cash used in operations was $1,078,000 for the nine months ended September 30, 2005 compared with cash provided by operations of $1,512,000 for the nine months ended September 30, 2004. For the nine months ended September 30, 2005 the negative cash flow from operations was primarily the result of funding our operating loss, an increase in accounts receivable and an increase in other receivables. The increase in other receivables is primarily related to cash held by our bonding company as security for completion bonds on some of our projects. These uses of cash were partially offset by non-cash charges for depreciation and amortization and an increase in accounts payable and accrued expenses.  For the nine months ended September 30, 2004 the positive cash flow from operations was primarily the result of the Agreement releasing one of our insurers from its policy obligations and a decrease in accounts receivable, partially offset by a decrease in billings in excess of costs and estimated earnings on uncompleted contracts.

Net investing activities used $178,000 and $28,000 of cash in the nine months ended September 30, 2005 and 2004, respectively. For both the nine months ended September 30, 2005 and 2004, we used cash for capital expenditures, primarily at our subsidiary, Metalclad Insulation Corporation. During the nine months ended September 30, 2005 and 2004, cash was provided by proceeds from sales of assets.

Cash used in financing activities totaled $432,000 for the nine months ended September 30, 2005 compared with cash used in financing activities of $299,000 for the comparable period in 2004. During the nine months ended September 30, 2005, we used cash for payments on our convertible note payable, payments on our capital lease obligation and payments on our mortgage payable. During the nine months ended September 30, 2004, we used cash for payments on long-term debt, convertible note payable, mortgage payable and our capital lease obligation. Payments on long-term borrowings used $120,000 and $129,000 of cash in the nine months ended September 30, 2005 and 2004, respectively.

Prior to 1975, we were engaged in the sale and installation of asbestos-related insulation materials, which has resulted in numerous claims of personal injury allegedly related to asbestos exposure. Some of these claims are being brought by the children and close relatives of persons who have died, alleging personal injury as a result of the direct or indirect exposure to asbestos.

The number of asbestos-related cases which have been initiated naming us (primarily Metalclad Insulation Corporation) as a defendant had increased from approximately 254 in 1999, to 527 in 2000 and to 725 in 2001. The number of cases filed decreased from 2001, to approximately 590 in 2002, to 351 in 2003, and to 265 in 2004. There were 154 new claims made in the first nine months of 2005, compared to 221 in the first nine months of 2004. There were 507 cases pending at September 30, 2005. At December 31, 2001, 2002, 2003, and 2004 there were, respectively, approximately 1,009, 988, 853 and 710 cases pending. Of the decrease from 710 cases pending at December 31, 2004 to 507 at September 30, 2005, were 80 cases which had been previously counted in error, so that the actual decrease over that nine month period was 123 cases.

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

Although defense costs are included in our insurance coverage, we expended $220,000, $174,000 and $304,000 in 2002, 2003 and 2004, respectively, and $50,000 and $116,000 during the three and nine months ended September 30, 2005, respectively, to administer the asbestos claims. These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies. Total alleged damages are not ascertainable, in part because damage claims alleged are often made in terms of in excess of a particular number. Multiplying the average payment of resolved claims made in 2004 of $15,605, times all claims previously reported as existing at the end of 2004 (710), would yield an aggregate estimated potential liability of approximately $11,080,000, assuming the average payment stays the same and no new asbestos-related claims will be filed.

It is difficult to determine if we have adequate insurance to cover these claims. There are numerous insurance carriers who have issued a number of occurrence policies to us over a period extending from the late 1960’s through approximately 1985 that still provide coverage. After approximately 1985 the policies were issued with provisions which purport to exclude coverage for asbestos related claims. The terms of our insurance policies are complex, and coverage for many types of claims is limited as to the nature of the claim and the amount of coverage available. The Company can not determine with any type of accuracy a liability related to the asbestos claims and no amount of liability is a better estimate than any other amount. We believe an accrual for incurred but not reported claims is not appropriate. Unless the current trend of reducing claim occurrence continues and we do not experience a significant increase in the per claim settlement amounts, these claims will likely have a material adverse effect on our financial condition and business in the future. Because of our insurance coverage, we do not anticipate any adverse effect on our financial condition to develop for at least the next three to four years if current claims trends continue and the severity of each claim does not increase significantly. Beyond that, however, the effect of those claims is uncertain and our estimate of insurance coverage is disputed.

On February 23, 2005 ACE Property & Casualty Company ("ACE"), Central National Insurance Company of Omaha ("Central National") and Industrial Underwriters Insurance Company ("Industrial"), which are all related entities, filed a declaratory relief lawsuit (the “ACE Lawsuit”) against Metalclad Insulation Corporation (“Metalclad”) and a number of Metalclad's other liability insurers, in the Superior Court of the State of California, County of Los Angeles. ACE, Central National and Industrial issued umbrella and excess policies to Metalclad, which has sought and obtained from the plaintiffs both defense and indemnity under these policies for the asbestos lawsuits brought against Metalclad during the last four to five years. The ACE Lawsuit seeks declarations regarding a variety of coverage issues, but is centrally focused on issues involving whether historical and currently pending asbestos lawsuits brought against Metalclad are subject to either an "aggregate" limits of liability or separate "per occurrence" limits of liability. Whether any particular asbestos lawsuit is properly classified as being subject to an aggregate limit of liability depends upon whether or not the suit falls within the "products" or "completed operations" hazards found in most of the liability policies issued to Metalclad. Resolution of these classification issues will determine if, as ACE and Central National allege, their policies are nearing exhaustion of their aggregate limits and whether or not other Metalclad insurers who previously asserted they no longer owed any coverage obligations to Metalclad because of the claimed exhaustion of their aggregate limits, in fact, owe Metalclad additional coverage obligations. The ACE Lawsuit does not seek any monetary recovery from Metalclad. Nonetheless, we anticipate that we will incur attorneys fees and other associated litigation costs in defending the ACE Lawsuit and any counter claims made against us by any other insurers, and in prosecuting any claims we may seek to have adjudicated regarding our insurance coverage. In addition, the ACE Lawsuit could result in our incurring costs in connection with obligations we may have to indemnify one of our former insurers, Allstate Insurance Company (“Allstate”) under the Settlement Agreement discussed under “Results of Operations: Three and Nine Months Ended September 30, 2005 and 2004 - Summary” above. Allstate filed against Metalclad a cross claim in the ACE Lawsuit in October, 2005, asking the court to determine the Company’s obligation to indemnify Allstate for its legal fees expended in defending its position in the ACE Lawsuit, as discussed under Part II, Item 1, “Legal Proceedings - Declaratory Judgment Action.”

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

In connection with its review of the Form 10K annual report filed by the Company for the fiscal year ended 2004, and other filings made by the Company, with the Securities and Exchange Commission (the “SEC”), the staff of the SEC has provided us with its view that we should estimate the liability of the current outstanding asbestos claims against the Company’s subsidiary, Metalclad Insulation Corporation, as well as estimate the liability connected with future asbestos claims, and include the gross amount of those estimates as a liability on the Company’s balance sheet. The number represented by this estimate would be significant, and if included in our consolidated financial statements would reflect a significant loss and a negative net worth. We have argued, among other things, that this would be an improper reflection of the Company’s true financial condition, since historically, all asbestos claims have been administered and paid by our insurers without our involvement, other than to oversee the activities of our insurers. Further, in spite of the claim of certain of our insurers that our policies of insurance are nearing exhaustion, as noted above, we believe that we have at least three to four years of insurance coverage for existing and future asbestos claims. If we were to accede to the view of the SEC staff, it would have a materially adverse affect on the Company and require us to restate our consolidated financial statements. Notwithstanding the fact that our financial condition is not changed, the inclusion of the potential gross liability on our balance sheet, without the off-setting amount payable on claims by our insurers, would likely prevent us from obtaining or maintaining any bank financing, and could make bonding for insulation installation, maintenance and removal work difficult. These developments could materially and adversely affect our sales and our ability to continue as a going concern.

The Company projects that its subsidiary, Metalclad Insulation Corporation, will be able to generate sufficient cash flows through operations to meet its cash requirements for at least the next six months. Without the transfer of cash from Metalclad Insulation Corporation, Entrx will need to obtain additional cash to meet its needs beyond November 2005, either through additional debt financing or the sale of some of its investments. The Company is not certain that cash will be available from either of these two sources. If the Company is required to obtain additional financing or sell any of its investments, it may not be on terms or at a price which is favorable to the Company.

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

Item 3. Controls and Procedures

We carried out an evaluation, with the participation of our chief executive and chief financial officers, of the effectiveness, as of September 30, 2005, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, made at the end of the period, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission, and that there has been no significant change in such internal control, or other factors which could significantly affect such controls including any corrective actions with regard to significant deficiencies or material weaknesses, since our evaluation.

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

The number of asbestos-related cases which have been initiated naming us (primarily Metalclad Insulation Corporation) as a defendant had increased from 254 in 1999, to 527 in 2000 and to 725 in 2001. The number of cases filed decreased from 2001 to 590 in 2002, to 351 in 2003, and to 265 in 2004. There were 507 cases pending at September 30, 2005. At December 31, 2001, 2002, 2003, and 2004 there were, respectively, approximately 1,009, 988, 853, and 710 cases pending. Of the decrease from 710 cases pending at December 31, 2004 to 507 cases pending at September 30, 2005, were 80 cases which had been previously counted in error, so that the actual decrease over the nine month period ended September 30, 2005 was 123 cases. There were 154 new claims made in the first nine months of 2005, compared to 221 new claims made in the first nine months of 2004.

Set forth below is a table for the nine months ended September 30, 2005, and the years ended December 31, 2001, 2002, 2003 and 2004, which sets forth for each such period the approximate number of asbestos-related cases filed, the number of such cases resolved by dismissal or by trial, the number of such cases resolved by settlement, the total number of resolved cases, the number of filed cases pending at the end of such period, the total indemnity paid on all resolved cases, the average indemnity paid on all settled cases and the average indemnity paid on all resolved cases:
	2001	2002	2003	2004	Nine Months ended Sept. 30, 2005(2)
New cases filed	725	590	351	265	154
Defense Judgments and dismissals	162	382	311	311	258
Settled cases	158	229	175	97	99
Total resolved cases (1)	320	611	486	408	357(2)
Pending cases (1)	1,009	988	853	710	507(3)
Total indemnity payments	$8,486,348	$9,244,000	$10,618,700	$6,366,750	$8,077,250
Average indemnity paid on settled cases	$53,711	$40,366	$60,678	$65,637	$81,588
Average indemnity paid on all resolved cases	$26,520	$15,129	$21,849	$15,605	$22,625(2)

(1)	Total resolved cases includes, and the number of pending cases excludes, cases which have been settled but which have not been closed for lack of final documentation or payment.
(2)
The average indemnity paid on resolved cases does not include, and the number of pending cases includes, a jury award rendered on March 22, 2005 and a judgment on that award rendered on April 4, 2005, finding Metalclad Insulation Corporation liable for $1,117,000 in damages, which is covered by insurance. The judgment is being appealed by our insurer.

(3)
Of the decrease from 710 cases pending at December 31, 2004 to 507 cases pending at September 30, 2005, were 80 cases which had been previously counted in error, so that the actual decrease over the nine month period ended September 30, 2005 was 123 cases.

Although the number of claims made in 2002, 2003 and 2004 reflected a downward trend from 2001, and the number of cases pending on December 31, 2004 and September 30, 2005, dropped from those pending on December 31, 2003, it cannot be assumed that this trend will continue. The sympathies of juries, the aggressiveness of the plaintiff's bar, and the declining defendant base as a result of business failures, has also led to a trend of larger payments and settlements on settled cases.

Although defense costs are included in our insurance coverage, we expended $220,000, $174,000 and $304,000 in 2002, 2003 and 2004, respectively, and $50,000 and $116,000 during the three and nine months ended September 30, 2005, respectively, to administer the asbestos claims. These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies. Total alleged damages are not ascertainable, in part because damage claims alleged are often made in terms of in excess of a particular number. Multiplying the average payment of resolved claims made in 2004 of $15,605, times all claims previously reported as existing at the end of 2004 (710), would yield an aggregate estimated potential liability of approximately $11,080,000, assuming the average payment stays the same and no new asbestos-related claims will be filed.

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

Legal Proceedings - Declaratory Judgment Action

On February 23, 2005 ACE Property & Casualty Company ("ACE"), Central National Insurance Company of Omaha ("Central National") and Industrial Underwriters Insurance Company ("Industrial"), which are all related entities, filed a declaratory relief lawsuit (“the ACE Lawsuit”) against Metalclad Insulation Corporation (“Metalclad”) and a number of Metalclad's other liability insurers, in the Superior Court of the State of California, County of Los Angeles. ACE, Central National and Industrial issued umbrella and excess policies to Metalclad, which has sought and obtained from the plaintiffs both defense and indemnity under these policies for the asbestos lawsuits brought against Metalclad during the last four to five years. The ACE Lawsuit seeks declarations regarding a variety of coverage issues, but is centrally focused on issues involving whether historical and currently pending asbestos lawsuits brought against Metalclad are subject to either an "aggregate" limits of liability or separate "per occurrence" limits of liability. Whether any particular asbestos lawsuit is properly classified as being subject to an aggregate limit of liability depends upon whether or not the suit falls within the "products" or "completed operations" hazards found in most of the liability policies issued to Metalclad. Resolution of these classification issues will determine if, as ACE and Central National allege, their policies are nearing exhaustion of their aggregate limits and whether or not other Metalclad insurers who previously asserted they no longer owed any coverage obligations to Metalclad because of the claimed exhaustion of their aggregate limits, in fact, owe Metalclad additional coverage obligations. The ACE Lawsuit also seeks to determine the effect of the Settlement Agreement (as discussed under Part 2, Item 2 (“Management’s Discussion and Analysis of Plan of Operation - Result of Operations: Three and Nine Months Ended September 30, 2005 and 2004 - Summary”) between the Company and Allstate on the insurance obligations of various other insurers of Metalclad, and the effect of the “asbestos exclusion” in the Allstate policy. The ACE Lawsuit does not seek any monetary recovery from Metalclad. Nonetheless, we anticipate that we will incur attorneys fees and other associated litigation costs in defending the lawsuit and any counter claims made against us by any other insurers, and in prosecuting any claims we may seek to have adjudicated regarding our insurance coverage. In addition, the ACE Lawsuit may result in our incurring costs in connection with obligations we may have to indemnify Allstate under the Settlement Agreement. Allstate, in a cross-complaint filed against Metalclad Insulation Corporation in October, 2005, asked the court to determine the Company’s obligation to assume and pay for the defense of Allstate in the ACE Lawsuit under the Company’s indemnification obligations in the Settlement Agreement. The Company does not believe that it has any legal obligation to assume or pay for such defense.

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

In a related action, a default was entered against us in December, 2002, in favor of the same former employee referred to in the foregoing paragraph by the Mexican Federal Labor Arbitration Board, for an unspecified amount. The former employee was seeking in excess of $9,000,000 in damages as a result of his termination as an employee. The default was obtained without the proper notice being given to us, and was set aside in the quarter ended June 30, 2003. The Mexican Federal Labor Arbitration Board rendered a recommendation on December 13, 2004, to the effect that the former employee was entitled to an award of $350,000 from Entrx in connection with the termination of his employment. The award is in the form of a recommendation which has been affirmed by the Mexican Federal Court, but is only exercisable against assets of the Company located in Mexico. The Company has no assets in Mexico. The award does not represent a collectible judgment against the Company in the United States. The likelihood of any liability based upon this award is remote, and we therefore believe that there is no potential liability to the Company at December 31, 2004 or September 30, 2005. The Company intends to continue to pursue its claims against the same employee for breach of contract, fraud, collusion and other causes of action in connection with the 1999 sale of one of the Company’s operating businesses in Mexico.

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

On February 27, 2004, we filed an action in Orange County Superior Court against American Home, National Union and Meyers-Reynolds for breach of contract, breach of the covenant of good faith and fair dealing, declaratory relief, reformation, injunctive relief, negligent and intentional misrepresentation and breach of fiduciary duty. During the three months ended March 31, 2005, the Company recorded an accrual of $75,000 related to this dispute. On May 2, 2005, we reached a settlement in principal with American Home and National Union which will result in the payment by the Company to American Home of approximately $84,000 in the three months ended December 31, 2005. The Company is continuing to pursue its claims against its former insurance broker, Meyers-Reynolds, in this action.

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

ENTRX CORPORATION

Date: November 14, 2005	By:	/s/ Peter L. Hauser

Peter L. Hauser Chief Executive Officer

Date: November 14, 2005	By:	/s/ Brian D. Niebur

Brian D. Niebur Chief Financial Officer (Principal Accounting Officer)