Form 10-K/A
period 2004-12-31
ENTRX CORP
filed 2006-05-19
CIK 13547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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
Yes ☐  No ☒

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

EXPLANATORY NOTE

The amendment is being filed solely to revise the disclosure continued in Item 9A of Form 10-K for the year ended December 31, 2004 to include an explicit statement in the disclosure that it is management’s conclusion that our disclosure controls and procedures were effective as of the end of the fiscal year.

We have not reevaluated our disclosure controls and procedures as of the date of this Amendment No. 1 or modified or updated other disclosures presented in the original report on Form 10-K. This Form 10-K/A generally does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on March 31, 2005. You should not deem the filing of this Amendment to be an admission that our Original Filing, when made, included any known, untrue statement of material fact or knowingly omitted to state a material fact necessary to make a statement in the Original Filing not misleading. Accordingly, this Form 10-K/A should be read in conjunction with our filings made subsequent to the filing of the original Form 10-K. With this Amendment No. 1 our Chief Executive Officer and Chief Financial Officer have also issued their certifications required by Rule 13a-14 of the Securities Exchange Act of 1934.

ITEM 9A.	CONTROLS AND PROCEDURES

We carried out an evaluation, with the participation of our chief executive and chief financial officers, of the effectiveness, as of December 31, 2004, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, made at the end of the period, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and that there has been no significant change in such internal control during our last fiscal quarter ended December 31, 2004, or other factors which could significantly affect such controls including any corrective actions with regard to significant deficiencies or material weaknesses, since our evaluation.

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

In addition, our management with the participation of our principal executive officer and principal financial officer or persons performing similar functions has determined that no change in our internal control over financial reporting occurred during the fourth quarter of our fiscal year ended December 31, 2004 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits

Exhibits	Title of Document

31.1	Chief Executive Officer’s Certification Under Rule 13a-14 of the Securities Exchange Act of 1934 (filed herewith).

31.2	Chief Financial Officer’s Certification Under Rule 13a-14 of the Securities Exchange Act of 1934 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTRX CORPORATION

Date: May 19, 2006	By:	/s/ Peter L. Hauser
Peter L. Hauser
Chief Executive Officer

Date: May 19, 2006	By:	/s/ Brian D. Niebur
Brian D. Niebur
Chief Financial Officer (Principal Accounting Officer)