Form 10QSB/A
period 2005-06-30
ENTRX CORP
filed 2006-05-19
CIK 13547

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

EXPLANATORY NOTE

The amendment is being filed solely to revise the disclosure continued in Item 3 of Form 10-QSB for the quarter ended June 30, 2005 to include an explicit statement in the disclosure that it is management’s conclusion that our disclosure controls and procedures were effective as of the end of the quarter.

We have not reevaluated our disclosure controls and procedures as of the date of this Amendment No. 1 or modified or updated other disclosures presented in the original report on Form 10-QSB. This Form 10-QSB generally does not reflect events occurring after the filing of the Form 10-QSB or modify or update those disclosures affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-QSB on August 12, 2005. You should not deem the filing of this Amendment to be an admission that our Original Filing, when made, included any known, untrue statement of material fact or knowingly omitted to state a material fact necessary to make a statement in the Original Filing not misleading. Accordingly, this Form 10-QSB should be read in conjunction with our filings made subsequent to the filing of the original Form 10-QSB. With this Amendment No. 1 our Chief Executive Officer and Chief Financial Officer have also issued their certifications required by Rule 13a-14 of the Securities Exchange Act of 1934.

ITEM 3.	CONTROLS AND PROCEDURES

We carried out an evaluation, with the participation of our chief executive and chief financial officers, of the effectiveness, as of June 30, 2005, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, made at the end of the period, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and that there has been no significant change in such internal control during our last fiscal quarter ended June 30, 2005, or other factors which could significantly affect such controls including any corrective actions with regard to significant deficiencies or material weaknesses, since our evaluation.

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

In addition, our management with the participation of our principal executive officer and principal financial officer or persons similar functions has determined that no change in our internal control over financial reporting occurred during the quarter ended June 30, 2005 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect control over financial reporting.

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