Form 10KSB
period 2005-12-31
ENTRX CORP
filed 2006-05-22
CIK 13547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock -- $.10 Par Value
(Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒
Check if there is no disclosure of delinquent filers in response to Items 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The Company’s revenues from operations for the fiscal year ended December 31, 2005 totaled $14,711,095.

The aggregate market value of the common stock held by nonaffiliates of the registrant as of May 16, 2006 was approximately $839,956 based on the average of the closing bid and asked price of the registrant’s common stock on such date. The number of shares outstanding of the registrant’s common stock, as of May 13, 2006 was 7,951,147.

Transitional Small Business Issuer Format (Check One):

Yes ☐ No ☒

All statements, other than statements of historical fact, included in this Form 10-KSB, including without limitation the statements under “Management’s Discussion and Analysis or Plan of Operation” and “Description of Business” are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Entrx Corporation (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-KSB. Such potential risks and uncertainties include, without limitation; the outcome of existing litigation; competitive pricing and other pressures from other businesses in the Company’s markets; the accuracy of the Company’s estimate of future liability for asbestos-related injury claims; the adequacy of insurance, including the adequacy of insurance to cover current and future asbestos-related injury claims; the valuation of the Company’s investments; collectibility of a loan due from an affiliate of a principal shareholder; economic conditions generally and in the Company’s primary markets; availability of capital; the adequacy of the Company’s cash and cash equivalents; the cost of labor; the accuracy of the Company’s cost analysis for fixed price contracts; and other risk factors detailed herein and in other of the Company’s filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this Form 10-KSB and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements.

References to “we”, “us”, “our”, “the registrant”, “Entrx” and “the Company” in this annual report on Form
10KSB shall mean or refer to Entrx Corporation and its consolidated subsidiary, Metalclad Insulation Corporation, unless the context in which those words are used would indicate a different meaning.

ITEM 1. DESCRIPTION OF BUSINESS

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

If a project involves the removal of asbestos containing materials, we first treat the material with water and a wetting agent to minimize fiber release. Dry removal is conducted in special cases where wetting is not feasible, provided Environmental Protection Agency ("EPA") approval is obtained. Our workers also remove asbestos laden pipe insulation by cutting the wrapping into sections in an enclosed containment area or utilizing special "glovebags" which provide containment around the section of pipe where the insulation is being removed. In some instances, the Company performs asbestos removal and provides related re-insulation contracting services, including insulation material sales; in other cases, the Company performs only asbestos removal services.

Insulation Contracts. We normally enter into service contracts on either a “cost plus” or “fixed-price” basis, either through competitive bids or direct negotiations.

Cost plus contracts, sometimes referred to as "time and materials" contracts, generally provide for reimbursement of our costs incurred on a particular project, including labor and materials, plus the payment of a fee normally equal to a percentage of these costs. These contracts generally provide for monthly payments covering both reimbursements for costs incurred to date and a portion of the fee based upon the amount of work performed and are customarily not subject to retention of fees or costs.

Fixed-price contracts generally require that we perform all work for an agreed upon price, often by a specified date. Such contracts usually provide for increases in the contract price if our construction costs increase due to changes in or delays of the project initiated or caused by the customer or owner. However, absent causes resulting in increases in contract prices, we take certain risks, including the risk that our costs associated with the project exceed the agreed upon price. Our failure to accurately predict the extent of the effort required and cost of labor on one insulation removal project commenced on April 18, 2005, resulted in a loss of $1,050,000 during 2005. Under these fixed-price contracts we normally receive periodic payments based on the work performed to a particular date, less certain retentions. The amounts retained are held by the customer pending either satisfactory completion of our work or, in some cases, satisfactory completion of the entire project.

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

Operations and Employee Safety. All contract work is performed by trained personnel, and supervised by project managers trained and experienced in both construction and asbestos abatement. Each employee involved in asbestos abatement must complete a general training and safety program conducted by the Company or union affiliation. Training topics include approved work procedures, instruction on protective equipment and personal safety, dangers of asbestos, methods for controlling friable asbestos and asbestos transportation and handling procedures. In addition, all full-time employees engaged in asbestos abatement activities are required to attend a minimum four-day course approved by the EPA and the Occupational Safety and Health Administration ("OSHA"), and all supervisors of abatement projects are required to attend an eight-hour first aid/CPR/safety course and an eight-hour EPA/AHERA refresher course annually. At December 31, 2005, one of our full-time salaried employees and 47 hourly employees had been trained and certified as "competent individuals" under EPA regulations relating to the training of asbestos abatement workers. All employees are issued detailed training materials. We typically conduct a job safety analysis in the job bidding stage.

We require the use of protective equipment on all projects, and sponsor periodic medical examinations of all of our hourly field employees. During removal procedures, asbestos containing material is generally treated to minimize fiber release, and filtration devices are used to reduce contamination levels. Air monitoring to determine asbestos fiber contamination levels is conducted on all abatement projects involving the removal of friable asbestos. We have a comprehensive policy and procedure manual that covers all activities of an asbestos abatement project, and the specific responsibilities and implementation of procedures and policies to be followed on each project. The manual is reviewed periodically by management and updated to insure compliance with federal, state, and local regulations, to include information from in-house project review findings, and to include updated information regarding industry practices. To separate our responsibilities and limit our liability, we utilize unaffiliated third party laboratories for asbestos sampling analysis, and licensed independent waste haulers for the transportation and disposal of asbestos waste.

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

Our marketing and sales effort emphasizes our experience, reputation for timely performance, and knowledge of the insulation and asbestos abatement industry. We are a member of the Western Insulation Contractors Association and various local business associations.

Curtom-Metalclad Joint Venture. In 1989, Metalclad Insulation Corporation entered into a joint venture with a minority service firm, known as Curtom Building & Development Corporation (“Curtom Building”), which was designated as qualifying for preferential contract bidding because of minority status, by Metropolitan Transportation Authority, and until September 2005, by Supplier Clearinghouse. Metalclad Insulation Corporation owns a 49% interest in the joint venture. The joint venture, known as "Curtom-Metalclad," submits bids for insulation and asbestos abatement services. When contracts are obtained by the joint venture, we perform the work specified in the contract as a subcontractor to the joint venture. The joint venture agreement, as amended, provides that Curtom-Metalclad will receive 2.5% of revenues obtained by Metalclad Insulation Corporation as a subcontractor, of which 80% will be distributed to Curtom Building and 20% will be retained by Curtom-Metalclad. We retain the remaining revenues. Sales for the year ended December 31, 2005 for Curtom-Metalclad projects were approximately $1,418,000 or 9.6% of our revenue, compared to $3,457,000 or 26.6% of revenue in 2004. While the revenues and gross profit from the subcontracts we perform for Curtom-Metalclad are significant to us, the joint venture of Curtom-Metalclad has no material assets, liabilities or earnings. The termination of the Curtom-Metalclad joint venture and the loss of revenues that joint venture generates, could have a material adverse affect on us. In accordance with FIN 46 “Consolidation of Variable Interest Entities”, as amended by FIN 46R, we have consolidated Curtom-Metalclad since we have determined we are the primary beneficiary as defined by FIN 46R.

Customers. Our customers are generally either industrial or commercial. The industrial customers are predominately public utilities (power, natural gas and water/water treatment), major oil companies for oil refineries and petrochemical plants, chemical and food processors, other heavy manufacturers, and engineering/construction companies. The commercial customers are primarily government agencies, schools, hospitals, commercial and light manufacturing companies, and the general or mechanical construction contractors. During 2005, JE Merit Constructors, Inc. accounted for 19.1% of our revenues and Calpine Construction Management Company, Inc. accounted for 13.4% of our revenues. We cannot project whether a significant portion of our revenues will be derived from these customers in 2006. It is often the case in our business that a customer that represented over 10% of our revenues in one year would not represent over 10% of our revenues in the following year. (See Note 18 to the Consolidated Financial Statements.)

Competition. Competition in the insulation contracting services business is intense and is expected to remain intense in the foreseeable future. Competition includes a few national and regional companies that provide integrated services, and many regional and local companies that provide insulation and asbestos abatement specialty contracting services similar to the Company. Many of the national and regional competitors providing integrated services are well established and have substantially greater marketing, financial, and technological resources than we do. The regional and local specialty contracting companies, which compete with us, either provide one service or they provide integrated services by subcontracting part of their services to other companies. We believe that the primary competitive factors for our services are price, technical performance and reliability. We obtain a significant number of our insulation service contracts through the competitive bidding process. We believe that our bids are generally competitively priced. Our policy is to bid all projects with the expectation of a reasonable gross profit.

Backlog. Our backlog for insulation services at December 31, 2005 and December 31, 2004 was $10,120,000 and $9,003,000, respectively. Backlog is calculated in terms of estimated revenues on fixed-price and cost-plus projects in progress or for which contracts have been executed. Approximately 76% of our backlog is under cost-plus contracts. Our backlog as of any date is not necessarily indicative of future revenues. We estimate that our entire backlog as of December 31, 2005 will be completed during the next eighteen months.

Insurance and Bonding.

General Liability. Our combined general liability and contractor pollution insurance policy provides base coverage of $1,000,000 per occurrence and excess liability coverage of $10,000,000.

Performance Bonds. While our current insulation and asbestos abatement services customers generally do not require performance bonds, an increasing number of customers have requested such bonds. While the changes in the bonding industry have made it more difficult to obtain performance bonds, we believe that our current bonding arrangements are adequate for our anticipated future needs.

Asbestos Insurance Coverage. Prior to 1975, the Company was engaged in the sale and installation of asbestos-related insulation materials, which has resulted in numerous claims of personal injury allegedly related to asbestos exposure. Many of these claims are now being brought by the children and close relatives of persons who have died, allegedly as a result of the direct or indirect exposure to asbestos. To date all of the asbestos-related injury claims have been defended and paid by our insurance carriers.

Based on the trend of reducing asbestos-related injury claims made against the Company over the past four years, we project that 533 asbestos-related injury claims will be made against the Company in the future, in addition to the 507 claims existing as of December 31, 2005, totaling 1,040 claims. Multiplying the average indemnity paid per resolved claim over the past five years of $20,056, times 1,040, we project the probable future indemnity to be paid on those claims to be equal to approximately $21 million. In addition, multiplying an estimated cost (which cost is included within the limits of our insurance coverage) of defense per resolved claim of approximately $13,500 times 1,040, we project the probable future defense costs to equal approximately $14 million. See Item 3 - “Legal Proceedings - Asbestos-related Claims.”

There are numerous insurance carriers which have issued a number of policies to us over a period extending from approximately 1967 through approximately 1985 that still provide coverage for asbestos-related injury claims. After approximately 1985 the policies were issued with provisions which purport to exclude coverage for asbestos related claims. The terms of our insurance policies are complex, and coverage for many types of claims is limited as to the nature of the claim and the amount of coverage available. It is clear, however, under California law, where the substantial majority of the asbestos-related injury claims are litigated, that all of those policies cover any asbestos-related injury occurring during the 1967 through 1985 period when these policies were in force.

We have engaged legal counsel to review all of our known insurance policies, and to provide us with the amount of coverage which such counsel believes to be probable under those policies for current and future asbestos-related injury claims against us. Such legal counsel has provided us with its opinion of the minimum probable coverage available to satisfy asbestos-related injury claims, which significantly exceeds our estimated $35,000,000 liability for such claims at December 31, 2005.

On February 23, 2005 ACE Property & Casualty Company ("ACE"), Central National Insurance Company of Omaha ("Central National") and Industrial Underwriters Insurance Company ("Industrial"), which are all related entities, filed a declaratory relief lawsuit (“the ACE Lawsuit”) against Metalclad Insulation Corporation (“Metalclad”) and a number of Metalclad's other liability insurers, in the Superior Court of the State of California, County of Los Angeles. ACE, Central National and Industrial issued umbrella and excess policies to Metalclad, which has sought and obtained from the plaintiffs both defense and indemnity under these policies for the asbestos lawsuits brought against Metalclad during the last four to five years. The ACE Lawsuit seeks declarations regarding a variety of coverage issues, but is centrally focused on issues involving whether historical and currently pending asbestos lawsuits brought against Metalclad are subject to either an "aggregate" limits of liability or separate "per occurrence" limits of liability. Whether any particular asbestos lawsuit is properly classified as being subject to an aggregate limit of liability depends upon whether or not the suit falls within the "products" or "completed operations" hazards found in most of the liability policies issued to Metalclad. Resolution of these classification issues will determine if, as ACE and Central National allege, their policies are nearing exhaustion of their aggregate limits and whether or not other Metalclad insurers who previously asserted they no longer owed any coverage obligations to Metalclad because of the claimed exhaustion of their aggregate limits, in fact, owe Metalclad additional coverage obligations. The ACE Lawsuit also seeks to determine the effect of the Settlement Agreement (as discussed below) between the Company and Allstate Insurance Company on the insurance obligations of various other insurers of Metalclad, and the effect of the “asbestos exclusion” in the Allstate policy. The ACE Lawsuit does not seek any monetary recovery from Metalclad. Nonetheless, we anticipate that we will incur attorneys’ fees and other associated litigation costs in defending the lawsuit and any counter claims made against us by any other insurers, and in prosecuting any claims we may seek to have adjudicated regarding our insurance coverage. In addition, the ACE Lawsuit may result in our incurring costs in connection with obligations we may have to indemnify Allstate under the Settlement Agreement. Allstate, in a cross-complaint filed against Metalclad Insulation Corporation in October, 2005, asked the court to determine the Company’s obligation to assume and pay for the defense of Allstate in the ACE Lawsuit under the Company’s indemnification obligations in the Settlement Agreement. The Company is taking the position that it has no legal obligation to assume or pay for such defense.

Insurance Policy Settlement. In June 2004, Metalclad Insulation Corporation, our wholly owned subsidiary, and Entrx Corporation, entered into a Settlement Agreement and Full Policy Release (the “Agreement”) releasing Allstate Insurance Company from its policy obligations for a broad range of claims arising from injury or damage which may have occurred during the period March 15, 1980 to March 15, 1981, under an umbrella liability policy (the “Policy”). The Policy provided limits of $5,000,000 in the aggregate and per occurrence. Allstate claimed that liability under the Policy had not attached, and that regardless of that fact, an exclusion in the Policy barred coverage for virtually all claims of bodily injury from exposure to asbestos, which is of primary concern to Metalclad Insulation Corporation. Metalclad Insulation Corporation took the position that such asbestos coverage existed. The parties to the Agreement reached a compromise, whereby Metalclad Insulation Corporation received $2,500,000 in cash, and Metalclad Insulation Corporation and Entrx Corporation agreed to indemnify and hold harmless Allstate from all claims which could be alleged against the insurer respecting the policy, limited to $2,500,000 in amount. Based on past experience related to asbestos insurance coverage, we believe that the Agreement we entered into in June 2004, will result in a probable loss contingency for future insurance claims based on the indemnification provision in the Agreement. Although we are unable to estimate the exact amount of the loss, we believe at this time the reasonable estimate of the loss will not be less than $375,000 or more than $2,500,000 (the $2,500,000 represents the maximum loss we would have based on the indemnification provision in the Agreement). Based on the information available to us, no amount in this range appears at this time to be a better estimate than any other amount. The $375,000 estimated loss contingency noted in the above range represents 15% of the $2,500,000 we received and is based upon our attorney’s informal and general inquiries to an insurance company of the cost for us to purchase an insurance policy to cover the indemnification provision we entered into. We recorded a reserve of $375,000 at the time we entered into the Agreement and nothing has come to our attention that would require us to record a different estimate at December 31, 2005.

Employees.

As of December 31, 2005, we had two part-time salaried employees in our executive offices and 11 full-time salaried employees in our insulation business in California, for a total of 13 employees. These included three executive officers, project managers/estimators, purchasing, accounting, and office staff.

As of December 31, 2005, our subsidiary, Metalclad Insulation Corporation, employed approximately 124 hourly employees for insulation contracting services, nearly all of whom are members of the International Association of Heat and Frost Insulators and Asbestos Workers ("AFL-CIO") or Laborers Local Union 300, which makes the hourly employees available to us from time to time. Metalclad Insulation Corporation is a party to agreements with local chapters of various trade unions. The number of hourly employees employed by us fluctuates depending upon the number and size of projects that we have under construction at any particular time. It has been our experience that hourly employees are generally available for our projects, and we have continuously employed a number of hourly employees on various projects over an extended period of time. We consider our relations with our hourly employees and the unions representing them to be good, and have not experienced any recent work stoppages due to strikes by such employees. Additionally, the trade union agreements we are a party to include no strike, no work stoppage provisions. In August, 2004 a new “Basic Agreement” was signed with Local No. 5 of the International Association of Heat and Frost Insulators and Asbestos Workers that expires in September 2008. The “Basic Agreement” included a “Maintenance Agreement” as an addendum. Approximately 95% of our hourly employees are covered by the Local No. 5 agreement. An agreement with the Laborers Local 300 was signed in January 2004 and expires in December 2006. Approximately 5% of our hourly employees are covered by the Labors Local 300 agreement.

Government Regulation

Insulation Services and Material Sales Regulation. As a general and insulation specialty contractor, we are subject to regulation requiring us to obtain licenses from several state and municipal agencies. Other than licensing, our industrial insulation services and material sales business is not subject to material or significant regulation.

Asbestos Abatement Regulation. Asbestos abatement operations are subject to regulation by federal, state, and local governmental authorities, including OSHA and the EPA. In general, OSHA regulations set maximum asbestos fiber exposure levels applicable to employees, and the EPA regulations provide asbestos fiber emission control standards. The EPA requires use of accredited persons for both inspection and abatement. In addition, a number of states have promulgated regulations setting forth such requirements as registration or licensing of asbestos abatement contractors, training courses for workers, notification of intent to undertake abatement projects and various types of approvals from designated entities. Transportation and disposal activities are also regulated.

OSHA has promulgated regulations specifying airborne asbestos fiber exposure standards for asbestos workers, engineering and administrative controls, workplace practices, and medical surveillance and worker protection requirements. OSHA's construction standards require companies removing asbestos on construction sites to utilize specified control methods to limit employee exposure to airborne asbestos fibers, to conduct air monitoring, to provide decontamination units and to appropriately supervise operations. EPA regulations restrict the use of spray applied asbestos containing material (“ACM”) and asbestos insulation, establish procedures for handling ACM during demolition and renovations, and prohibit visible emissions during removal, transportation and disposal of ACM.

We believe that we are substantially in compliance with all regulations relating to our asbestos abatement operations, and currently have all material government permits, licenses, qualifications and approvals required for our operations.

ITEM 2. DESCRIPTION OF PROPERTY

Our executive offices are located in Minneapolis, Minnesota, which consists of approximately 2,400 square feet leased at a current rate of $2,000 per month, on a month-to-month basis.

Our wholly owned subsidiary, Metalclad Insulation Corporation, is housed in a facility in Anaheim, California. This facility consists of 26,000 square feet of office and warehouse space. We purchased this facility in May 2002, for $2,047,000, and sold the facility on April 20, 2006, for $3,900,000. The Company has leased the building back for eight months at $21,800 per month, while it seeks a new facility to lease.

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

The number of asbestos-related cases which have been initiated naming us (primarily our subsidiary, Metalclad Insulation Corporation) as a defendant had increased from approximately 254 in 1999 to 527 in 2000 and 725 in 2001. The number of cases filed decreased after 2001 to 590 in 2002, to 351 in 2003, to 265 in 2004 and to 199 in 2005. At December 31, 2001, 2002, 2003, 2004 and 2005, there were, respectively, approximately 1,009, 988, 853, 710 and 507 cases pending. Of the decrease from 710 cases pending at December 31, 2004 to 507 cases pending at December 31, 2005, were 80 cases which had been previously counted in error, so that the actual decrease for the year ended December 31, 2005 was 123 cases. To date all of our asbestos-related injury claims have been paid and defended by our insurance carriers. See Item 1 - “Description of Business - Insurance and Bonding.”

Set forth below is a table for the years ended December 31, 2001, 2002, 2003, 2004 and 2005, which sets forth for each such period the approximate number of asbestos-related cases filed, the number of such cases resolved by dismissal or by trial, the number of such cases resolved by settlement, the total number of resolved cases, the number of filed cases pending at the end of such period, the total indemnity paid on all resolved cases, the average indemnity paid on all settled cases and the average indemnity paid on all resolved cases:

	2001	2002	2003	2004	2005(2)
New cases filed	725	590	351	265	199
Defense Judgments and dismissals	162	382	311	311	294
Settled cases	158	229	175	97	108
Total resolved cases (1)	320	611	486	408	402(2)
Pending cases (1)	1,009	988	853	710	507(3)
Total indemnity payments	$8,486,348	$9,244,000	$10,618,700	$6,366,750	$8,513,750
Average indemnity paid on settled cases	$53,711	$40,366	$60,678	$65,637	$78,831
Average indemnity paid on all resolved cases	$26,520	$15,129	$21,849	$15,605	$21,178(2)

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
(3)      Of the decrease from 710 cases pending at December 31, 2004 to 507 cases pending at December 31, 2005, were 80 cases which had been previously counted in error, so that the actual decrease over the year ended December 31, 2005 was 123 cases.

The number of asbestos-related claims made against the Company since 2001 has reflected a relatively consistent downward trend from 2002 through 2005, as has the number of cases pending at the end of those years. We believe that it is probable that this trend will continue, although such continuance cannot be assured. The average indemnity paid on all resolved claims has fluctuated over the past five-year period ended December 31, 2005 from a high of $26,520 in 2001, to a low of $15,129 in 2002, with an average indemnity payment of $20,056 over the same five-year period. We believe that the sympathies of juries, the aggressiveness of the plaintiffs’ bar and the declining base of potential defendants as the result of business failures, have tended to increase payments on resolved cases. This tendency, we believe, has been mitigated by the declining pool of claimants resulting from death, and the likelihood that the most meritorious claims have been ferreted out by plaintiffs’ attorneys and that the newer cases being brought are not as meritorious nor do they have as high a potential for damages as do cases which were brought earlier. We have no reason to believe, therefore, that the average future indemnity payments or direct defense costs will increase materially in the future.

In addition, direct defense costs per resolved claim have increased from $9,407 in 2001 to $12,240 in 2005. We believe that these defense costs increased as a result of a change in legal counsel in 2004, and the more aggressive defense posture taken by new legal counsel since that change. We do not believe that the defense costs will increase materially in the future, and we are projecting those costs to be approximately $13,500 per claim.

Based on the trend of reducing asbestos-related injury claims made against the Company over the past four years, we project that approximately 533 asbestos-related injury claims will be made against the Company in the future, in addition to the 507 claims existing as of December 31, 2005, totaling 1,040 claims. Multiplying the average indemnity per resolved claim over the past five years of $20,056, times 1,040, we project the probable future indemnity to be paid on those claims after December 31, 2005 to be equal to approximately $21 million. In addition, multiplying an estimated cost of defense per resolved claim of approximately $13,500 times 1,040, we project the probable future defense costs to equal approximately $14 million. Accordingly, our total estimated asbestos-related future liability at December 31, 2005 was $35 million. After estimating our asbestos-related liabilities as of December 31, 2005, and by adopting a methodology similar to that described above, we estimated our future asbestos-related liability to be $48.5 million at December 31, 2004, which was consistent with actual results. These estimated liabilities are included as liabilities on our 2004 and 2005 balance sheets.

We intend to re-evaluate our estimate of future liability for asbestos-related claims at the end of each fiscal year. We estimate that the effects of economic inflation on either the average indemnity payment or the projected direct legal expenses will be approximately equal to a discount rate applied to or future liability based on the time value of money. It is probable that we have adequate insurance to cover current and future asbestos-related claims, although such coverage cannot be assured. See Item 1 - “Description of Business - Insurance and Bonding.”

Although defense costs are included in our insurance coverage, we expended $220,000, $174,000, $304,000 and $188,000 in 2002, 2003, 2004 and 2005, respectively, to administer the asbestos claims. These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies. These costs are expenses as incurred.

On February 23, 2005 ACE Property & Casualty Company ("ACE"), Central National Insurance Company of Omaha ("Central National") and Industrial Underwriters Insurance Company ("Industrial"), which are all related entities, filed a declaratory relief lawsuit (“the ACE Lawsuit”) against Metalclad Insulation Corporation (“Metalclad”) and a number of Metalclad's other liability insurers, in the Superior Court of the State of California, County of Los Angeles. ACE, Central National and Industrial issued umbrella and excess policies to Metalclad, which has sought and obtained from the plaintiffs both defense and indemnity under these policies for the asbestos lawsuits brought against Metalclad during the last four to five years. The ACE Lawsuit seeks declarations regarding a variety of coverage issues, but is centrally focused on issues involving whether historical and currently pending asbestos lawsuits brought against Metalclad are subject to either an "aggregate" limits of liability or separate "per occurrence" limits of liability. Whether any particular asbestos lawsuit is properly classified as being subject to an aggregate limit of liability depends upon whether or not the suit falls within the "products" or "completed operations" hazards found in most of the liability policies issued to Metalclad. Resolution of these classification issues will determine if, as ACE and Central National allege, their policies are nearing exhaustion of their aggregate limits and whether or not other Metalclad insurers who previously asserted they no longer owed any coverage obligations to Metalclad because of the claimed exhaustion of their aggregate limits, in fact, owe Metalclad additional coverage obligations. The ACE Lawsuit also seeks to determine the effect of the Settlement Agreement (as discussed under Part 2, Item 6 “Management’s Discussion and Analysis of Plan of Operation”) between the Company and Allstate Insurance Company on the insurance obligations of various other insurers of Metalclad, and the effect of the “asbestos exclusion” in the Allstate policy. The ACE Lawsuit does not seek any monetary recovery from Metalclad. Nonetheless, we anticipate that we will incur attorneys’ fees and other associated litigation costs in defending the lawsuit and any counter claims made against us by any other insurers, and in prosecuting any claims we may seek to have adjudicated regarding our insurance coverage. In addition, the ACE Lawsuit may result in our incurring costs in connection with obligations we may have to indemnify Allstate under the Settlement Agreement. Allstate, in a cross-complaint filed against Metalclad Insulation Corporation in October, 2005, asked the court to determine the Company’s obligation to assume and pay for the defense of Allstate in the ACE Lawsuit under the Company’s indemnification obligations in the Settlement Agreement. The Company is taking the position that it has no legal obligation to assume or pay for such defense.

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

In a related action, a default was entered against us in December, 2002, in favor of the same former employee referred to in the foregoing paragraph by the Mexican Federal Labor Arbitration Board, for an unspecified amount. The former employee was seeking in excess of $9,000,000 in damages as a result of his termination as an employee. The default was obtained without the proper notice being given to us, and was set aside in the quarter ended June 30, 2003. The Mexican Federal Labor Arbitration Board rendered a recommendation on December 13, 2004, to the effect that the former employee was entitled to an award of $350,000 from Entrx in connection with the termination of his employment. The award is in the form of a recommendation which has been affirmed by the Mexican Federal Court, but is only exercisable against assets of the Company located in Mexico. The Company has no assets in Mexico. The award does not represent a collectible judgment against the Company in the United States. Since the Company has no assets in Mexico, the likelihood of any liability based upon this award is remote, and we therefore believe that there is no potential liability to the Company at December 31, 2005 or 2004. The Company intends to continue to pursue its claims against the same employee for breach of contract, fraud, collusion and other causes of action in connection with the 1999 sale of one of the Company’s operating businesses in Mexico.

Claim Against Insurer

In August of 2001, Metalclad Insulation Corporation purchased a workers’ compensation policy from American Home Assurance Company (“American Home”), an American International Group (“AIG”) company, for the period of September 1, 2001 to September 1, 2002. The premium for the workers’ compensation policy was to be calculated retrospectively. The American Home policy required Metalclad to pay an initial estimated premium, but Metalclad’s premium is recalculated periodically, through March 1, 2006, based on actual workers’ compensation losses incurred. Metalclad also provided American Home with collateralized security for future premium adjustments in the form of a letter of credit and cash.

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

On February 27, 2004, we filed an action in Orange County Superior Court against American Home, National Union and Meyers-Reynolds for breach of contract, breach of the covenant of good faith and fair dealing, declaratory relief, reformation, injunctive relief, negligent and intentional misrepresentation and breach of fiduciary duty. During the three months ended March 31, 2005, the Company recorded an accrual of $75,000 related to this dispute. On May 2, 2005, we reached a settlement in principal with American Home and National Union which resulted in the payment by the Company to American Home of approximately $39,000 in the three months ended December 31, 2005 and will result in the Company paying an additional $45,000 in the three months ended June 30, 2006 which has been accrued at December 31, 2005. The Company is continuing to pursue its claims against its former insurance broker, Meyers-Reynolds, in this action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

During the year ended December 31, 2004 and until February 15, 2005, our Common Stock was traded on The Nasdaq SmallCap Market under the symbol "ENTX." Since February 16, 2005 our common stock has traded on the pink sheets under the symbol ENTX.PK. The following table sets forth, for the fiscal periods indicated, the high and low bid prices for the Common Stock as reported by Nasdaq and in the pink sheets. The bid prices represent prices between broker-dealers and don’t include retail mark-ups and mark-downs or any commissions to the dealer. These bid prices may not reflect actual transactions.

	Bid Price
	High	Low
Fiscal Year Ended December 31, 2004
Quarter Ended March 31, 2004	$1.88	$0.95
Quarter Ended June 30, 2004	1.35	0.70
Quarter Ended September 30, 2004	0.92	0.30
Quarter Ended December 31, 2004	0.85	0.34

Fiscal Year Ended December 31, 2005
Quarter Ended March 31, 2005	$0.57	$0.29
Quarter Ended June 30, 2005	0.31	0.11
Quarter Ended September 30, 2005	0.31	0.20
Quarter Ended December 31, 2005	0.25	0.15

As of March 13, 2006, the closing bid price for the common shares in the pink sheets was $0.13.

On December 14, 2004, the Company received a notice from the NASDAQ Stock Market that its common stock was no longer eligible to be listed on the NASDAQ Small Cap Market. This is because the bid price of Entrx’s common stock closed below $1.00 per share for 30 consecutive business days prior to June 14, 2004, and therefore did not meet the continuing inclusion criteria set forth in NASDAQ Marketplace Rule 4310(c)(4). In accordance with NASDAQ Marketplace Rule 4310(c)(8)(D), Entrx was provided 180 calendar days, or until December 13, 2004, to come back into compliance with the $1.00 per share minimum closing bid requirement. The closing bid price of Entrx’s common stock did not exceed $1.00 per share during that 180-day period, and the Company was, accordingly, notified that its common stock would be delisted from the NASDAQ Small Cap Market at the opening of business on December 23, 2004. The Company unsuccessfully appealed NASDAQ’s determination to a NASDAQ Listing Qualifications Panel, which stayed the delisting of Entrx’s common stock until the opening of business on February 16, 2005. Since February 16, 2005, the Company’s common stock has been trading on the pink sheets.

Shareholders of Record

As of March 13, 2006, the approximate number of record holders of our Common Stock was 1,550.

Dividends

We have not paid any cash dividends on our Common Stock since our incorporation, and anticipate that, for the foreseeable future, earnings, if any, will continue to be retained for use in our business.

Unregistered Sales of Securities

The following table sets forth certain information regarding the sale of common stock by the Company during the calendar year 2005 in transactions which were not registered under the Securities Act of 1933 (the “Act”).

Date of Sale	Number of Shares Sold	Person(s) to Whom Sold	Consideration Paid	Exemption from Registration Relied Upon Under the Act(1)
1/3/2005	Options for 55,000 Shares	Members of the Board of Directors of Entrx Corporation (4 members)	Services as directors	Section 4(2) of the Securities Act of 1933, as a transaction not involving a public offering.
Various times 1/1/05 - 11/23/05	Warrants for 133,467 Shares	Pandora Select Partners L.P.	Penalty for registration not being declared effective by June 1, 2004.	Section 4(2) of the Securities Act of 1933, as a transaction not involving a public offering.
11/23/05	300,000 Shares	Pandora Select Partners L.P.	Exchanged for warrants held by Pandora for the purchase of 598,467 shares of common stock	Section 4(2) of the Securities Act of 1933, as a transaction not involving a public offering.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Summary.

Our revenues increased from $12,996,000 in 2004 to $14,711,000 in 2005. Gross margin percentage decreased from 14.7% in 2004 to 10.3% in 2005. Revenues increased primarily due to the Company obtaining new maintenance contracts, and hiring additional project managers which allows the Company to bid on more projects. The gross margin percentage decreased for 2005 as compared with 2004 due to the Company recording an anticipated loss of $1,050,000 on a single project in 2005. The Company recorded a $404,000 accrued expense with regard to the anticipated loss. The Company anticipates that due to cost overruns its expected costs to complete the project will exceed its revenue. We anticipate that our revenues will continue to increase in 2006 due to the increase in our backlog at December 31, 2005 as compared to December 31, 2004, and anticipate that gross margin percentages in 2006 will increase from those of 2005.

We had a net loss of $1,743,000 in 2005 primarily due to the $1,050,000 loss recorded on a project and $409,000 related to the impairment charge on an investment in a privately-held company. We had net income of $611,000 in 2004, which included income of $2,125,000 related to a settlement with one of our insurers, expense of $250,000 related to a reserve established against a note receivable from a shareholder and an expense of $141,000 as the result of an impairment charge on one of our investments in a privately-held company. Without the insurance settlement we would have had an operating loss for the year. While we anticipate an improvement in overall operating results in 2006, we still project an operating loss for 2006 on a consolidated basis.

In an effort to increase shareholder value and to diversify from our insulation services business, we have made equity investments in several companies that are not in the insulation services business and which we believed had the ability to provide acceptable return on our investments. We currently have investments in two privately-held companies, Catalytic Solutions, Inc. and Clearwire Corporation, which we value at $450,000 and $757,000, respectively. Both of these companies are in the early stages of their business development. Our investments represent less than 5% ownership in each company and represent approximately 12.8% and 15.1% of the Company’s total assets at December 31, 2005 and 2004, respectively. Catalytic Solutions, Inc. manufactures and delivers proprietary technology that improves the performance and reduces the cost of catalytic converters. Clearwire Corporation is a provider of non-line-of-sight plug-and-play broadband wireless access systems. Either or both of these investments could be impaired in the future. See “Liquidity and Capital Resources.” We also own 190,566 shares of the common stock of VioQuest Pharmaceuticals, Inc., the common stock of which is publicly traded on the NASD Bulletin Board under the symbol “VQPH”. Of the 190,566 shares, 75,000 shares are subject to options exercisable by three current and former members of our Board of Directors at $1.25 per share. There is no market for the securities of Catalytic Solutions, Inc. or Clearwire Corporation.

In January of 2005, our operating subsidiary, Metalclad Insulation Corporation (“Metalclad”), renewed its line of credit financing from the Far East National Bank, Newport Beach, California. The line of credit is for up to $1,000,000, but subject to 80% of eligible accounts receivable as defined in the loan agreement. On October 28, 2005 the due date of the line of credit was extended from October 28, 2005 until January 1, 2006 and in December 2005 was further extended until May 1, 2006. We paid the full amount due on the line of credit when we sold our operating facilities in Anaheim, California, on April 20, 2006.

On June 22, 2004, Metalclad Insulation Corporation, our wholly owned subsidiary, and the Company, entered into a Settlement Agreement and Full Policy Release (the “Settlement Agreement”) releasing Allstate Insurance Company (“Allstate”) from its policy obligations for a broad range of claims arising from injury or damage which may have occurred during the period March 15, 1980 to March 15, 1981, under an umbrella liability policy (the “Policy”). Under the terms of the Settlement Agreement, Metalclad Insulation Corporation received $2,500,000 in cash, and Metalclad Insulation Corporation and Entrx Corporation agreed to indemnify and hold harmless Allstate from all claims which could be alleged against Allstate respecting the Policy, limited to $2,500,000 in amount. On November 1, 2005, Metalclad Insulation Corporation received a cross-complaint by Allstate in a declaratory judgment action (the “ACE Lawsuit”) originally brought by ACE Property & Casualty Company (and affiliated entities) in February 2005. Allstate’s cross complaint asks the court to determine the Company’s obligation to assume and pay the costs of Allstate’s defense in the Ace Lawsuit under the indemnification clause of the Settlement Agreement. See Part I, Item 3, “Legal Proceedings - Asbestos Related Claims.”

Our subsidiary, Metalclad Insulation Corporation, continues to be engaged in lawsuits involving asbestos-related injury or potential injury claims. The 199 claims made in 2005 were down from the 725, 590, 351 and 265 claims made in 2001, 2002, 2003 and 2004, respectively. The average indemnity payment on all resolved during each of said years has fluctuated from a high of $26,520 in 2001, to a low of $15,129 in 2002, and was $21,178 in 2005. These claims are currently defended and covered by insurance. We have projected that our future liability for currently outstanding and estimated future asbestos-related claims was approximately $35,000,000 at December 31, 2005, and $48,500,000 at December 31, 2004. We have determined that it is probable that we have sufficient insurance to provide coverage for both current and future projected asbestos-related injury claims. This determination assumes that the current trend of reducing asbestos-related injury claims will continue and that the average indemnity and direct legal costs of each resolved claim will not materially increase. The determination also assumes that the insurance companies live up to what we believe is their obligation to continue to cover our exposure with regards to these claims. Several affiliated insurance companies have brought a declaratory relief action against our subsidiary, Metalclad, as well as a number of other insurers, to resolve certain coverage issues. (See Item 3, “Legal Proceedings - Asbestos-related Claims”) In addition, we paid approximately $188,000, $304,000 and $175,000 in 2005, 2004 and 2003, respectively, in legal fees to assess and monitor the asbestos-related claims, and to assess and monitor our insurance coverage and insurance company activities involving the defense and payment of these claims. We anticipate that this cost will continue.

Results of Operations

General. Our revenues have been generated primarily from insulation services and sales of insulation products and related materials in the United States.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004.

Revenue. Total revenues were $14,711,000 in 2005 as compared to $12,996,000 for 2004, an increase of 13.2%. The increase from 2005 to 2004 was primarily a result of the Company obtaining new maintenance contracts, and hiring additional project managers which allows the Company to bid on more projects in 2005 and which ultimately increased the number of jobs in which we were the winning bidder.

Cost of Revenue and Gross Margin. Total cost of revenue for the year ended December 31, 2005 was $13,199,000 as compared to $11,083,000 for the year ended December 31, 2004, an increase of 19.1%. The gross margin as a percentage of revenue was approximately 10.3% for the year ended December 31, 2005 compared to 14.7% for the year ended December 31, 2004. The decrease in the gross margin percentage during the year ended December 31, 2005 as compared with the year ended December 31, 2004 is primarily the result of the Company recording a charge of $1,050,000 related to an anticipated loss on a project, partially offset by the Company concentrating on securing higher margin projects during the year ended December 31, 2005 as compared with December 31, 2004. The increase in the cost of revenues for the year ended December 31, 2005 as compared to the year ended December 31, 2004 was primarily due to higher revenues as discussed above as well as the result of the Company recording a charge of $1,050,000 related to an anticipated loss on a project. The Company anticipates that due to cost overruns its expected costs to complete the project will exceed its revenue.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $2,425,000 for the year ended December 31, 2005 as compared to $2,728,000 for the year ended December 31, 2004, a decrease of 11.1% due primarily to a decreases in legal expenses, salary and employee related expenses, consulting expense, shareholder reporting expenses and rent expense, partially offset by an increase in workers compensation expense related to the settlement with American Home Assurance Company and an increase in auto expense primarily related to increased fuel costs.

Other Operating Expense. For the year ended December 31, 2004, we established a reserve of $250,000 against the note receivable from Blake Capital Partners, LLC (“Blake”). The reserve was established based upon the Company’s estimate of the collectibility of the note receivable. Blake is a limited liability company wholly-owned by Wayne W. Mills, the Company’s former (prior to October 15, 2004) President and Chief Executive Officer. The collateral on the note consists of 500,000 shares of the Company’s common stock and 250,000 shares of the $0.01 par value common stock of VioQuest Pharmaceuticals, Inc. (OTC Bulletin Board: VQPH). (See “Liquidity and Capital Resources” under this Item 6 below).

Interest Income and Expense. Interest expense for the year ended December 31, 2005 was $555,000 as compared with interest expense of $438,000 for the year ended December 31, 2004. The increase in 2005 as compared to 2004 was primarily due to expensing the remaining $148,325 of original issue discount, the fair value of the warrant, and the beneficial conversion of the note payable into common stock related to a convertible note payable which the Company issued in December 2003 for $1,300,000, partially offset by a decrease in the interest on the note due to a decrease of the average outstanding balance on the convertible note in 2005. Interest income increased from $117,000 in the year ended December 31, 2004 to $132,000 in the year ended December 31, 2005, primarily due to an increase in the prime rate on the loan to Blake Capital Partners, LLC (an affiliate of Wayne W. Mills, the Company’s former President and Chief Executive Officer) since the amendment of the note on November 1, 2003.

Other Income and Expense. Income related to an insurance settlement for the year ended December 31, 2004 was $2,125,000. The income was due to a settlement agreement we entered into in June 2004 releasing one of our insurers from its policy obligations, and was net of a reserve of $375,000. Based on past experience related to asbestos insurance coverage, we believe that the settlement agreement will result in a probable loss contingency for future insurance claims based on the indemnification provision in that agreement. Although we are unable to estimate the exact amount of the loss, we believe at this time the reasonable estimate of the loss will not be less than $375,000 or more than $2,500,000 (the $2,500,000 represents the maximum loss we would have based on the indemnification provision in the Agreement). Based on the information available to us, no amount in this range appears at this time to be a better estimate than any other amount. The $375,000 estimated loss contingency noted in the above range represents 15% of the $2,500,000 we received and is based upon our attorney’s informal and general inquiries to an insurance company of the cost for us to purchase an insurance policy to cover the indemnification provision we entered into. We recorded a reserve of $375,000 at the time we entered into the Agreement and nothing has come to our attention that would require us to record a different estimate at December 31, 2005. The adequacy of the reserve will be evaluated quarterly since an insurance policy has not been purchased.

In an effort to increase shareholder value and to diversify from our insulation services business, we have made equity investments in several companies that are not in the insulation services business and which we believed had the ability to provide acceptable return on our investments. For the year ended December 31, 2005 we recognized an impairment charge of $409,000 related to our investment in Catalytic Solutions, Inc. and for the year ended December 31, 2004, we recognized an impairment charge of $141,000 related to the same investment. The impairment charges were due to the decline in the fair value below the cost basis that was judged to be other than temporary.

Net Income (Loss). We experienced a net loss of $1,743,000 (or a loss of $0.23 per share) for the year ended December 31, 2005, as compared to net income of $611,000 (or income of $0.08 per share) for the comparable period ended December 31, 2004. The net loss of $1,743,000 for the year ended December 2005 includes $1,050,000 related to an anticipated loss on a project and $409,000 related to an impairment charge on one of our investments in a privately-held company. The net income of $611,000 for the year ended December 31, 2004 included income of $2,125,000 related to an insurance settlement, expense of $250,000 related to a reserve established against a note receivable from a shareholder and an expense of $141,000 as the result of an impairment charge on one of our investments in a privately-held company.

Liquidity and Capital Resources

As of December 31, 2005, we had $413,000 in cash and cash equivalents and $143,000 in available-for-sale securities. The Company had working capital of $557,000 as of December 31, 2005.

On January 27, 2005, our subsidiary, Metalclad Insulation Corporation, renewed its line of credit with Far East National Bank, Newport Beach, California, originally obtained in 2003. The renewed line of credit is for up to $1,000,000, subject to 80% of eligible accounts receivable as defined in the loan agreement, and bears interest at a floating rate based upon the bank’s prime rate plus 1.5% (8.75% at December 31, 2005). The new line of credit agreement with Far East National Bank originally matured on October 28, 2005, but in October 2005 the maturity date was extended to January 1, 2006 and further extended to May 1, 2006 in December 2005. Metalclad Insulation Corporation also obtained a $1,596,000 mortgage on the building from Far East that matured in October 2008, and bears interest at a floating rate based upon the bank’s prime rate plus 1% (8.25% at December 31, 2005). The line of credit was collateralized by certain assets of the Company, including the Company’s operating facilities in Anaheim, California, and both the line of credit and mortgage were personally guaranteed by the Company’s former President and Chief Executive Officer, Wayne Mills, who received a fee for such guarantees of $92,880. At December 31, 2005, the Company had $775,000 outstanding on the line of credit and $1,500,678 due on the mortgage.

Under the loan agreement with Far East National Bank we made a number of warranties, representations and covenants, which if violated, would constitute an event of default under the loan agreement and allow Far East National Bank to call the loan immediately due. The warranties and representations related to, among other things, the organization of the Company, the accuracy of the Company’s consolidated financial statements, litigation against the Company, and the filing and paying of taxes. The covenants related to, among other things, the Company’s agreement to properly maintain its books and records, and to furnish Far East National Bank with periodic financial statements; and required, among other things, that Metalclad Insulation Corporation maintain a current ratio in excess of 1.25 to 1, a cash flow ratio in excess of 1.5 to 1, a tangible net worth of not less than $3,000,000, and a debt to worth ratio in excess of 2 to 1, and that Entrx Corporation maintain a tangible net worth of not less than $4,000,000. The covenants relating to financial statements and financial ratios were, in most cases, measurable quarterly and related to Metalclad Insulation Corporation. In addition, there were covenants requiring certain insurance coverage, compliance with applicable laws and regulations, the payment of taxes and the observance of other matters. As of December 31, 2005, the last period a compliance check of the covenants was required, we were in compliance with the representations, warranties and covenants in the loan agreement with Far East National Bank, except for the minimum cash flow ratio covenant and the covenant requiring Entrx Corporation to maintain a tangible net worth of not less than $4,000,000. The Company received a waiver from Far East National Bank with regards to the non-compliance of the minimum cash flow ratio as of December 31, 2005, and sought a waiver for the non-compliance of the Entrx Corporation tangible net worth covenant.

On April 20, 2006, however, Metalclad Insulation Corporation sold its Anaheim, California facilities for $3,900,000, and paid off its line of credit to the Far East National Bank in the amount of $1,000,000 and the mortgage held by the Far East National Bank on its Anaheim property in the amount of $1,500,093. The Company may seek another line of credit in the future.

In April 2006, the net cash proceeds to the Company related to the sale of the building was approximately $1,060,000.

Cash used by continuing operations was $950,000 for 2005, compared with cash provided by continuing operations of $991,000 in 2004. For the year ended December 31, 2005 the negative cash flow from operations was primarily the result of funding our operating loss, an increase in accounts receivable and an increase in other receivables. The increase in other receivables is primarily related to cash held by our bonding company as security for completion bonds on some of our projects. These uses of cash were partially offset by non-cash charges for depreciation and amortization, impairment charge on an investment in a privately-held company and the amortization of original issue discount. The uses of cash were also partially offset by a decrease in costs and estimated earnings in excess of billings on uncompleted contracts, and increases in billings in excess of costs and estimated earnings on uncompleted contracts and accounts payable and accrued expenses. Our net income in 2004 (which included an insurance settlement of $2,125,000, net of a $375,000 reserve) and non-cash expenses for depreciation and amortization, an allowance on shareholder note receivable and an impairment charge on one of our investments in a privately-held company provided a positive cash flow in the year ended December 31, 2004. In addition, $308,000 of cash was also provided from continuing operations in 2004 due to an increase in accounts payable and accrued expenses primarily related to reserve established on the insurance settlement. An increase in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts used cash in the year ended December 31, 2004. A decrease in billings in excess of costs and estimated earnings on uncompleted contracts used $200,000 of cash in the year ended December 31, 2004.

Net investing activities used $181,000 of cash in the year ended December 31, 2005, and used $53,000 of cash in 2004. Additions to property and equipment used $194,000 and $87,000 in 2005 and 2004, respectively, primarily for our subsidiary, Metalclad Insulation Corporation. In 2005 and 2004, proceeds from sales of assets provided cash of $12,766 and $34,200, respectively.

Cash used by financing activities totaled $812,000 in 2005 compared with cash used by financing activities of $226,000 in 2004. Long-term borrowings provided $73,000 and $78,000 of cash in 2005 and 2004, and payments on long-term borrowings used $147,000 and $156,000 of cash in 2005 and 2004. Payments on the convertible note payable used $462,000 of cash in 2005, and $283,000 of cash in 2004. The sale of common stock provided $200,000 of cash in 2004.

In December 2003, we issued a $1,300,000, 10% convertible promissory note to Pandora Select Partners L.P. The note was payable interest only through April 15, 2004, and thereafter is payable in equal monthly installments over the next 33 months. The note was convertible by the noteholder into common stock of the Company at $1.35 per share, and allowed us, subject to certain conditions and limitations, to make monthly installment payments with our common stock at a price per share approximating the then market value. In connection with the financing we paid a 3% origination fee, issued a five year warrant for the purchase of 400,000 shares of the Company’s common stock at $1.50 per share (adjusted to $1.44), and granted the noteholder a security interest in 249,200 shares of NextNet Wireless, Inc. Series A Preferred Stock (which have been converted into 173,892 warrants to purchase Clearwire class A common stock), and 33,800 shares of Catalytic Solutions, Inc. Series C Preferred Stock, owned by the Company. The proceeds of $1,300,000 were allocated between the note, and the fair value of the warrants based on using the Black Scholes pricing model. The resulting original issue discount, the fair value of the warrant, and the beneficial conversion of the note payable into common stock as defined in EITF 00-27 ("Application of Issue No. 98-5 to Certain Convertible Instruments"), was being amortized over the life of the note using the straight-line method, which approximates the interest method. In addition, we entered into a registration rights agreement whereby we agreed to file a registration statement with the U.S. Securities and Exchange Commission, covering the issuance or resale of the shares of the Company’s common stock which may be issued in connection with the note and warrant issued to the noteholder. The note, the warrant and the registration rights agreement had cross default provisions. The note is personally guaranteed by the Company’s former President and Chief Executive Officer, Wayne W. Mills, for which he was not compensated. In November 2005, the Company and the noteholder reached an agreement whereby the Company was to issue the noteholder 300,000 shares of the Company’s common stock in exchange for all of the warrants issued to the noteholder, and an amendment to the note which eliminated the right of the noteholder to convert the note into the Company’s common stock. Under that agreement, the right of the Company to pay any amount due under the note by issuance of the Company’s common stock was eliminated and the registration rights agreement was also cancelled. The 300,000 shares of common stock issued to the noteholder had a value of $54,900 based upon the average price of the stock for the 5 days preceding and the five days following the date of the agreement. As a result of the cancellation of the warrants and the conversion provision, we expensed the remaining $148,325 of original issue discount, the fair value of the warrant, and the beneficial conversion of the note payable into common stock since this value exceeded the value of the 300,000 shares of common stock issued to the noteholder. (See Note 10 to consolidated financial statements and Item 8B. - “Other Information.”)

In 2001, $1,255,000 was loaned to an affiliate of Wayne W. Mills, Blake Capital Partners, under a note (“Note”) secured by 500,000 shares of the Company’s common stock and any dividends received on those shares. At the time the loan was made, Mr. Mills was a principal shareholder of the Company, and was subsequently elected as the Company’s President and Chief Executive Officer. In November 2003, the Board of Directors of the Company negotiated an amendment to the security agreement (the “Amended and Restated Security Agreement”) which it believed to be beneficial to the Company. The Note as amended (the “New Note”) is in the principal amount of $1,496,370, and now provides for an October 31, 2007 due date, with interest at 2% over the prime rate established by Wells Fargo Bank, NA in Minneapolis, Minnesota, adjusted on March 1 and September 1 of each year, instead of the 12% rate established in the Note. Interest only is payable commencing March 1, 2004, and at the end of each six-month period thereafter. The New Note is with full recourse to Blake Capital Partners, which has minimal assets, other than 500,000 common shares of the Company’s common stock and 250,000 shares of VioQuest Pharmaceuticals, Inc., all of which are being held by the Company as collateral for the New Note. The Amended and Restated Security Agreement, unlike the original Security Agreement, does not require us, or permit Blake Capital Partners or Mr. Mills, to cancel the shares of the Company’s common stock held as collateral as full payment of the loan, or require us to apply the value of those cancelled shares at $2.50 per share against the principal balance of the amounts due. In addition, Mr. Mills has personally guaranteed the repayment of the New Note. Other financial obligations of Mr. Mills, including his guarantees of approximately $3,557,000 of our debt (not including the New Note) as of December 31, 2004, could impair his ability to fulfill his obligations as a guarantor of the New Note. Any amounts paid by Mr. Mills on his guarantees of our debt would reduce the obligations of Blake Capital Partners and Mr. Mills on the New Note by the same amount.

Prior to 1975, we were engaged in the sale and installation of asbestos-related insulation materials, which has resulted in numerous claims of personal injury allegedly related to asbestos exposure. Many of these claims are now being brought by the children and close relatives of persons who have died, allegedly as a result of the direct or indirect exposure to asbestos. To date, all of the asbestos-related injury claims have been defended and paid by our insurance carriers.

The number of asbestos-related cases which have been initiated naming us (primarily our subsidiary, Metalclad Insulation Corporation) as a defendant had increased from approximately 254 in 1999 to 527 in 2000 and 725 in 2001. The number of cases filed decreased after 2001 to 590 in 2002, to 351 in 2003, to 265 in 2004 and to 199 in 2005. At December 31, 2001, 2002, 2003, 2004 and 2005, there were, respectively, approximately 1,009, 988, 853, 710 and 507 cases pending. Of the decrease from 710 cases pending at December 31, 2004 to 507 cases pending at December 31, 2005, were 80 cases which had been previously counted in error, so that the actual decrease for the year ended December 31, 2005 was 123 cases.

Set forth below is a table for the years ended December 31, 2001, 2002, 2003, 2004 and 2005, which sets forth for each such period the approximate number of asbestos-related cases filed, the number of such cases resolved by dismissal or by trial, the number of such cases resolved by settlement, the total number of resolved cases, the number of filed cases pending at the end of such period, the total indemnity paid on all resolved cases, the average indemnity paid on all settled cases and the average indemnity paid on all resolved cases:

	2001	2002	2003	2004	2005(2)
New cases filed	725	590	351	265	199
Defense Judgments and dismissals	162	382	311	311	294
Settled cases	158	229	175	97	108
Total resolved cases (1)	320	611	486	408	402(2)
Pending cases (1)	1,009	988	853	710	507(3)
Total indemnity payments	$8,486,348	$9,244,000	$10,618,700	$6,366,750	$8,513,750
Average indemnity paid on settled cases	$53,711	$40,366	$60,678	$65,637	$78,831
Average indemnity paid on all resolved cases	$26,520	$15,129	$21,849	$15,605	$21,178(2)

(1)	Total resolved cases includes, and the number of pending cases excludes, cases which have been settled but which have not been closed for lack of final documentation or payment.
(2)     The average indemnity paid on resolved cases does not include, and the number of pending cases includes, a jury award rendered on March 22, 2005 and a judgment on that award rendered on April 4, 2005, finding Metalclad Insulation Corporation liable for $1,117,000 in damages, which is covered by insurance. The judgment is being appealed by our insurer.
(3)      Of the decrease from 710 cases pending at December 31, 2004 to 507cases pending at December 31, 2005, were 80 cases which had been previously counted in error, so that the actual decrease over the year ended December 31, 2005 was 123 cases.

The number of asbestos-related claims made against the Company since 2001 has reflected a relatively consistent downward trend from 2002 through 2005, as has the number of cases pending at the end of those years. We believe that it is probable that this trend will continue, although such continuance cannot be assured. The average indemnity paid on all resolved claims has fluctuated over the past five-year period ended December 31, 2005 from a high of $26,520 in 2001, to a low of $15,129 in 2002, with an average indemnity payment of $20,056 over the same five-year period. We believe that the sympathies of juries, the aggressiveness of the plaintiffs’ bar and the declining base of potential defendants as the result of business failures, have tended to increase payments on resolved cases. This tendency, we believe, has been mitigated by the declining pool of claimants resulting from death, and the likelihood that the most meritorious claims have been ferreted out by plaintiffs’ attorneys and that the newer cases being brought are not as meritorious nor do they have as high a potential for damages as do cases which were brought earlier. We have no reason to believe, therefore, that the average future indemnity payments will increase materially in the future.

In addition, direct defense costs per resolved claim have increased from $9,407 in 2001 to $12,240 in 2005. We believe that these defense costs increased as a result of a change in legal counsel in 2004, and the more aggressive defense posture taken by new legal counsel since that change. We do not believe that the defense costs will increase materially in the future, and are projecting those costs to be approximately $13,500 per claim.

Based on the trend of reducing asbestos-related injury claims made against the Company over the past four years, we project that approximately 533 asbestos-related injury claims will be made against the Company in the future, in addition to the 507 claims existing as of December 31, 2005, totaling 1,040 claims. Multiplying the average indemnity per resolved claim over the past five years of $20,056, times 1,040, we project the probable future indemnity to be paid on those claims after December 31, 2005 to be equal to approximately $21 million. In addition, multiplying an estimated cost of defense per resolved claim of approximately $13,500 times 1,040, we project the probable future defense costs to equal approximately $14 million. Accordingly, our total estimated future asbestos-related liability at December 31, 2005 was $35 million. After estimating our asbestos-related liabilities as of December 31, 2005, and by adopting a methodology similar to that described above, we estimated our future asbestos-related liability to be $48.5 million at December 31, 2004, which was consistent with actual results. These estimated liabilities are included as liabilities on our 2004 and 2005 balance sheets.

We intend to re-evaluate our estimate of future liability for asbestos claims at the end of each fiscal year. We estimate that the effects of economic inflation on either the average indemnity payment or the projected direct legal expenses will be approximately equal to a discount rate applied to our future liability based upon the time value of money. It is probable that we have adequate insurance to cover current and future asbestos-related claims, although such coverage cannot be assured. See Item 1 - “Description of Business - Insurance and Bonding.”

Although defense costs are included in our insurance coverage, we expended $220,000, $174,000, $304,000 and $188,000 in 2002, 2003, 2004 and 2005, respectively, to administer the asbestos claims, which is not covered by any insurance. These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies. These costs are expensed as incurred.

There are numerous insurance carriers which have issued a number of policies to us over a period extending from approximately 1967 through approximately 1985 that still provide coverage for asbestos-related injury claims. After approximately 1985 the policies were issued with provisions which purport to exclude coverage for asbestos related claims. The terms of our insurance policies are complex, and coverage for many types of claims is limited as to the nature of the claim and the amount of coverage available. It is clear, however, under California law, where the substantial majority of the asbestos-related injury claims are litigated, that all of those policies cover any asbestos-related injury occurring during the 1967 through 1985 period when these policies were in force.

We have engaged legal counsel to review all of our known insurance policies, and to provide us with the amount of coverage which such counsel believes to be probable under those policies for current and future asbestos-related injury claims against us. Such legal counsel has provided us with its opinion of the minimum probable insurance coverage available to satisfy asbestos-related injury claims, which significantly exceeds our estimated $35 million future liability for such claims as of December 31, 2005. Accordingly, we have included $35,000,000 and $48,500,000 of such insurance coverage receivable as an asset on our 2005 and 2004 balance sheets, respectively, off-setting our projected liability for current and future asbestos-related claims which is reflected as a liability on such balance sheets.

On February 23, 2005 ACE Property & Casualty Company ("ACE"), Central National Insurance Company of Omaha ("Central National") and Industrial Underwriters Insurance Company ("Industrial"), which are all related entities, filed a declaratory relief lawsuit (“the ACE Lawsuit”) against Metalclad Insulation Corporation (“Metalclad”) and a number of Metalclad's other liability insurers, in the Superior Court of the State of California, County of Los Angeles. ACE, Central National and Industrial issued umbrella and excess policies to Metalclad, which has sought and obtained from the plaintiffs both defense and indemnity under these policies for the asbestos lawsuits brought against Metalclad during the last four to five years. The ACE Lawsuit seeks declarations regarding a variety of coverage issues, but is centrally focused on issues involving whether historical and currently pending asbestos lawsuits brought against Metalclad are subject to either an "aggregate" limits of liability or separate "per occurrence" limits of liability. Whether any particular asbestos lawsuit is properly classified as being subject to an aggregate limit of liability depends upon whether or not the suit falls within the "products" or "completed operations" hazards found in most of the liability policies issued to Metalclad. Resolution of these classification issues will determine if, as ACE and Central National allege, their policies are nearing exhaustion of their aggregate limits and whether or not other Metalclad insurers who previously asserted they no longer owed any coverage obligations to Metalclad because of the claimed exhaustion of their aggregate limits, in fact, owe Metalclad additional coverage obligations. The ACE Lawsuit also seeks to determine the effect of the Settlement Agreement (as discussed under Part 2, Item 6 “Management’s Discussion and Analysis of Plan of Operation”) between the Company and Allstate Insurance Company on the insurance obligations of various other insurers of Metalclad, and the effect of the “asbestos exclusion” in the Allstate policy. The ACE Lawsuit does not seek any monetary recovery from Metalclad. Nonetheless, we anticipate that we will incur attorneys’ fees and other associated litigation costs in defending the lawsuit and any counter claims made against us by any other insurers, and in prosecuting any claims we may seek to have adjudicated regarding our insurance coverage. In addition, the ACE Lawsuit may result in our incurring costs in connection with obligations we may have to indemnify Allstate under the Settlement Agreement. Allstate, in a cross-complaint filed against Metalclad Insulation Corporation in October, 2005, asked the court to determine the Company’s obligation to assume and pay for the defense of Allstate in the ACE Lawsuit under the Company’s indemnification obligations in the Settlement Agreement. The Company does not believe that it has any legal obligation to assume or pay for such defense.

In 2003 and 2004 the Judiciary Committee of the United States Senate considered legislation to create a privately funded, publicly administered fund to provide the necessary resources for an asbestos injury claims resolution program, and is commonly referred to as the “FAIR” Act. In 2005, a draft of the “FAIR” Act was approved by the Judiciary Committee, but the bill was rejected by the full Senate in February 2006, when a cloture motion on the bill was withdrawn. The latest draft of the “FAIR” Act calls for the fund to be funded partially by asbestos defendant companies, of which the Company is one, and partially by insurance companies. The bill could be reconsidered by the Senate in the future. The impact, if any, the “FAIR” Act will have on us if passed cannot be determined at this time although the latest draft of the legislation did not appear favorable to us.

The following summarizes our contractual obligations at December 31, 2005. The long-term debt consists of various notes payable to a finance company for vehicles used in the ordinary course of the Company’s insulation business (See Note 12).

	Total	1 Year or Less	1-3 Years	4-5 Years	Over 5 Years
Long-term debt	$145,169	$85,875	$59,294	$-	$-
Note payable to bank	775,000	775,000	-	-	-
Mortgage payable	1,500,678	39,946	1,460,732	-	-
Note payable	554,969	510,121	44,848	-	-
Estimated interest payments(1)	378,102	160,429	217,673	-	-
Total	$3,353,918	$1,571,371	$1,782,547	$-	$-

(1) The interest rate on the Company’s mortgage with Far East National Bank is a floating rate based upon the bank’s prime rate plus 1%. For purposes of calculating the estimated interest payments, the Company used the interest rate on December 31, 2005, which was 8.25%.

During 2005 and 2004, we did not pay or declare any cash dividends and do not intend to pay any cash dividends in the near future.

The Company projects that cash flow generated through the operations of its subsidiary, Metalclad Insulation Corporation, and the net cash proceeds from the sale of its property in Anaheim, California, of approximately $950,000, will be sufficient to meet the Company’s cash requirements for at least the next twelve months.

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

Significant Accounting Policies

Our critical accounting policies are those both having the most impact to the reporting of our financial condition and results, and requiring significant judgments and estimates. Our critical accounting policies include those related to (a) revenue recognition, (b) investments in unconsolidated affiliates, (c) allowances for uncollectible notes and accounts receivable, (d) judgments and estimates used in determining the need for an accrual, and the amount, of our asbestos liability, and (e) evaluation and estimates of our probable insurance coverage for asbestos-related claims. Revenue recognition for fixed price insulation installation and asbestos abatement contracts are accounted for by the percentage-of-completion method, wherein costs and estimated earnings are included in revenues as the work is performed. If a loss on a fixed price contract is indicated, the entire amount of the estimated loss is accrued when known. Revenue recognition on time and material contracts is recognized based upon the amount of work performed. We have made investments in privately-held companies, which can still be considered to be in the startup or development stages. The investments at less than 20% of ownership are initially recorded at cost and the carrying value is evaluated quarterly. We monitor these investments for impairment and make appropriate reductions in carrying values if we determine an impairment charge is required based primarily on the financial condition and near-term prospects of these companies. These investments are inherently risky, as the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. Notes and accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on our evaluation of the financial condition of the noteholder or customer. Future changes in the financial condition of a noteholder or customer may require an adjustment to the allowance for uncollectible notes and accounts receivable. We have estimated the probable amount of future claims and defense costs related to our asbestos liability, and the probable amount of insurance coverage related to those claims and costs, and have recorded these estimates as insurance claims receivable and reserve for asbestos liability claims, respectively, in our financial statements. We never have access to the cash, and the cash from the insurance companies goes directly to pay successful plaintiffs and defense attorneys. We never have control over any of the funds the insurance company issues to the plaintiff. Once a claim is settled, payment of the claim is normally made by the insurance carrier or carriers within 30 to 60 days. Changes in any of the judgments and estimates could have a material impact on our financial condition and results.

New Accounting Pronouncements

In December 2004, the FASB issued a revision of SFAS No. 123, "Accounting for Stock-Based Compensation", (SFAS No. 123R). SFAS No. 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." SFAS 123R is effective as of the beginning of the Company's first fiscal year beginning after June 15, 2005. The Company’s adoption of SFAS No. 123R fair value method is not expected to have an impact in 2006 since all of the Company’s outstanding stock options are fully vested at December 31, 2005.

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

Item 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
Entrx Corporation and subsidiaries
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Entrx Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entrx Corporation and subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its consolidated balance sheet as of December 31, 2004 to reflect the Company’s change in accounting for asbestos-related injury claims.

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota
February 3, 2006 (except as to Notes 2, 8, 11, 13, 19 and 22, as to which the date is April 21, 2006)

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2005	December 31, 2004 (Restated)
ASSETS
Current assets:
Cash and cash equivalents	$413,395	$2,357,208
Available-for-sale securities	142,925	152,455
Accounts receivable, less allowance for doubtful accounts of $11,000 and $50,000 as of December 31, 2005 and 2004, respectively	2,916,505	2,013,342
Costs and estimated earnings in excess of billings on uncompleted contracts	193,231	305,057
Inventories	135,391	108,415
Prepaid expenses and other current assets	243,364	173,748
Insurance claims receivable	8,000,000	13,500,000
Other receivables	540,136	314,375
Total current assets	12,584,947	18,924,600

Property, plant and equipment, net	363,910	355,951
Assets held for sale, net	1,979,047	2,006,227
Investment in unconsolidated affiliates	1,206,889	1,615,889
Shareholder note receivable, net of allowance of $250,000 as of December 31, 2005 and 2004	1,246,370	1,246,370
Insurance claims receivable	27,000,000	35,000,000
Other assets	75,596	74,111
	$44,456,759	$59,223,148

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Note payable to bank	$775,000	$1,000,000
Current portion of note payable	510,121	336,716
Current portion of capital lease obligation	-	11,955
Current portion of long-term debt	85,875	124,767
Current portion of mortgage payable	39,946	43,980
Accounts payable	746,057	524,048
Accrued expenses	1,694,607	1,040,575
Reserve for asbestos liability claims	8,000,000	13,500,000
Billings in excess of costs and estimated earnings on uncompleted contracts	176,641	39,457
Total current liabilities	12,028,247	16,621,498

Long-term debt, less current portion	59,294	94,358
Note payable, less current portion	44,848	419,495
Reserve for asbestos liability claims	27,000,000	35,000,000
Mortgage payable, less current portion	1,460,732	1,496,501
Total liabilities	40,593,121	53,631,852

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $1; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $.10; 80,000,000 shares authorized; 8,405,947 and 7,951,147 issued and outstanding, respectively, as of December 31, 2005, and 8,105,947 and 7,651,147 issued and outstanding, respectively, as of December 31, 2004	840,595	810,595
Additional paid-in capital	70,257,746	70,263,161
Less treasury stock at cost, 454,800 shares as of December 31, 2005 and 2004	(380,765)	(380,765)
Accumulated deficit	(66,806,297)	(65,063,582)
Accumulated other comprehensive loss	(47,641)	(38,113)
Total shareholders’ equity	3,863,638	5,591,296
	$44,456,759	$59,223,148
See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2005	2004

Contract revenues	$14,711,095	$12,996,280

Contract costs and expenses	13,199,468	11,082,776

Gross margin	1,511,627	1,913,504

Operating expenses:
Selling, general and administrative	2,424,764	2,727,877
Change in allowance on shareholder note receivable	-	250,000
Gain on disposal of property, plant and equipment, net	(1,816)	(12,021)
Total operating expenses	2,422,948	2,965,856

Operating loss	(911,321)	(1,052,352)

Interest income	132,187	117,148
Interest expense	(554,581)	(438,209)
Insurance settlement, net of reserve	-	2,125,000
Impairment charge on investment in privately-held companies	(409,000)	(141,000)

Net income (loss)	(1,742,715)	610,587

Other comprehensive loss
Unrealized losses on available-for-sale securities	(9,528)	(126,203)

Comprehensive income (loss)	$(1,752,243)	$484,384

Weighted average number of common shares — basic	7,683,202	7,331,203

Weighted average number of common shares — diluted	7,683,202	7,405,564

Basic net income (loss) per common share	$(0.23)	$0.08

Diluted net income (loss) per common share	$(0.23)	$0.08

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2005 and 2004

	Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Income (loss)	Equity

Balance at December 31, 2003	7,244,215	$769,901	$70,047,305	454,800	$(380,765)	$(65,674,169)	$88,090	$4,850,362

Unrealized loss on available-for-sale securities	-	-	-	-	-	-	(126,203)	(126,203)
Stock warrants issued for services	-	-	24,050	-	-	-	-	24,050
Stock warrants issued related to note payable	-	-	32,500	-	-	-	-	32,500
Sale of common stock	400,000	40,000	160,000	-	-	-	-	200,000
Additional shares of common stock due to correction of stock transfer agent report	6,932	694	(694)	-	-	-	-	-
Net income	-	-	-	-	-	610,587	-	610,587

Balance at December 31, 2004	7,651,147	810,595	70,263,161	454,800	(380,765)	(65,063,582)	(38,113)	5,591,296

Unrealized loss on available-for-sale securities	-	-	-	-	-	-	(9,528)	(9,528)
Stock warrants issued related to note payable	-	-	24,585	-	-	-	-	24,585
Common stock issued in exchange for warrants	300,000	30,000	(30,000)	-	-	-	-	-
Net loss	-	-	-	-	-	(1,742,715)	-	(1,742,715)

Balance at December 31, 2005	7,951,147	$840,595	$70,257,746	454,800	$(380,765)	$(66,806,297)	$(47,641)	$3,863,638

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(1,742,715)	$610,587
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	202,308	175,038
Gain on disposal of property, plant and equipment	(1,816)	(12,021)
Impairment charge on investment in privately-held companies	409,000	141,000
Change in allowance for doubtful accounts	(39,388)	(13,636)
Allowance on shareholder note receivable	-	250,000
Net interest income recorded on shareholder note receivable	(10,001)	(17,505)
Issuance of stock warrants for services	-	24,050
Amortization of original issue discount	260,525	125,139
Issuance of stock warrants related to note payable	24,585	32,500
Changes in operating assets and liabilities:
Accounts receivable, net	(863,775)	(280,825)
Costs and estimated earnings in excess of billings on uncompleted contracts	111,826	(125,403)
Inventories	(26,976)	26,408
Prepaid expenses and other current assets	(69,616)	50,641
Other receivables	(215,758)	(94,075)
Other assets	(1,485)	(7,751)
Accounts payable and accrued expenses	876,041	307,685
Billings in excess of costs and estimated earnings on uncompleted contracts	137,184	(200,493)
Net cash provided by (used in) operating activities	(950,061)	991,339

Cash flows from investing activities:
Capital expenditures	(194,037)	(87,111)
Proceeds from sale of property, plant and equipment	12,766	34,200
Net cash used in investing activities	(181,271)	(52,911)

Cash flows from financing activities:
Proceeds from long-term debt	73,176	77,955
Net repayments on note payable to bank	(225,000)	-
Payments on long-term debt	(147,132)	(155,653)
Payments on note payable	(461,767)	(283,265)
Payments on mortgage payable	(39,803)	(46,047)
Payments on capital lease obligation	(11,955)	(18,521)
Proceeds from sale of common stock	-	200,000
Net cash used in financing activities	(812,481)	(225,531)

Increase (decrease) in cash and cash equivalents	(1,943,813)	712,897
Cash and cash equivalents at beginning of year	2,357,208	1,644,311
Cash and cash equivalents at end of year	$413,395	$2,357,208
See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 1 – DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Entrx Corporation (the “Company”) is engaged in insulation services, including asbestos abatement and material sales, to customers primarily in California (the “Insulation Business”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned and majority-owned subsidiaries, and the accounts of Curtom-Metalclad pursuant to Financial Accounting Standards Board (FASB) Interpretation 46, “Consolidation of Variable Interest Entities” (see Note 3). Significant intercompany accounts and transactions have been eliminated in consolidation.

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

	Aggregate fair value	Gross unrealized gains	Gross unrealized losses	Cost
Available for sale securities – December 31, 2005	$142,925	$-	$(47,641)	$190,566
Available for sale securities – December 31, 2004	$152,455	$-	$(38,113)	$190,568

The Company's net unrealized holding loss was $9,528 and $126,203 for the years ended December 31, 2005 and 2004, respectively.

On an ongoing basis, the Company evaluates its investments in available-for-sale securities to determine if a decline in fair value is other-than-temporary. When a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. Based on the investment and volatility of common stock in a publicly-traded company and the ability and the intent of the Company to hold the investment until a recovery of fair value, the Company believes that the cost of the investment is recoverable within a reasonable period of time. The Company also reviewed the stock price history of the investment and noted that for approximately 23% of the trading days in 2005, the investment’s stock price was greater than or equal to the Company’s cost basis in the investment. Therefore, the impairment was not considered other-than-temporary at December 31, 2005.

The following table shows the gross unrealized losses and fair value of Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005.

	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable equity securities	$142,925	$(47,641)	$-	$-	$142,925	$(47,641)
Total	$142,925	$(47,641)	$-	$-	$142,925	$(47,641)

The Company also has minority investments in privately held companies. These investments are included in investments in unconsolidated affiliates on the Consolidated Balance Sheets and are carried at cost unless the fair value of the investment below the cost basis is judged to be other-than-temporary. The Company monitors these investments for impairment and makes appropriate reductions in carrying values. (See Note 6)

Accounts Receivable

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

Financial Instruments

The carrying amounts for all financial instruments approximate fair value. The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments. The fair value of long-term debt, note payable to bank, convertible note payable, mortgage payable and capital lease obligation approximates the carrying amounts based upon the Company's expected borrowing rate for debt with similar remaining maturities and comparable risk.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs totaled approximately $850 and $0 for the years ended December 31, 2005 and 2004, respectively.

Revenue Recognition

Fixed price insulation installation and asbestos abatement contracts are accounted for by the percentage-of-completion method wherein costs and estimated earnings are included in revenues as the work is performed. If a loss on a fixed price contract is indicated, the entire amount of the estimated loss is accrued when known. The Company recorded anticipated losses of $1,112,000 on three projects in the year ended December 31, 2005. The Company recorded $466,000 of accrued expense related to the anticipated losses at December 31, 2005. The Company anticipates that due to cost overruns its expected costs to complete the project will exceed its revenue. Time and material contracts are accounted for under a cost plus fee basis. Retentions by customers under contract terms are due at contract completion. The Company did not have any claims revenue during the years ended December 31, 2005 and 2004.

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

Income/Loss Per Share

The Company computes income (loss) per share in accordance with Statement of Financial Accounting Standards (“SFAS”) 128, “Earnings Per Share”. This statement requires the presentation of both basic and diluted net income (loss) per share for financial statement purposes. Basic net income (loss) per share is computed by dividing the net income (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted net income (loss) per share includes the effect of the potential shares outstanding, including dilutive stock options, warrants and convertible debt using the treasury stock method. Weighted average shares outstanding-diluted for the year ended December 31, 2004 includes 74,361 shares of dilutive securities. Options and warrants totaling 3,009,040 and 3,322,570 were excluded from the computation of diluted earnings per share for the years ended December 31, 2005 and 2004, respectively, as their effect was antidilutive. Following is a reconciliation of basic and diluted net income (loss) per share:

	2005	2004
Basic net income (loss) per common share
Net income (loss)	$(1,742,715)	$610,587
Weighted average shares outstanding	7,683,202	7,331,203
Basic net income (loss) per common share	$(0.23)	$0.08

Diluted net income (loss) per common share
Net income (loss)	$(1,742,715)	$610,587
Weighted average shares outstanding	7,683,202	7,331,203
Effect of diluted securities	-	74,361
Weighted average shares outstanding	7,683,202	7,405,564
Diluted net income (loss) per common share	$(0.23)	$0.08

Legal Costs

The Company expenses its legal costs as incurred.

Stock-Based Compensation

In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock. The Company's general policy is to grant stock options and warrants at fair value at the date of grant. Options and warrants issued to employees are recorded at fair value, as required by SFAS No. 123 “Accounting for Stock Based Compensation” (Statement 123), using the Black-Scholes pricing model. The Company adopted the disclosure-only requirement of SFAS No. 148, “Stock Based Compensation.”

The Company applies APB No. 25 and related interpretations in accounting for its stock options and warrants. Accordingly, $24,585 and $56,550 of compensation cost has been recognized in the accompanying consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2005 and 2004, respectively. Had compensation costs for the Company's stock options and warrants been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net income (loss) and income (loss) per share would have been changed to the approximate pro forma amounts indicated below:

	Year Ended December 31,
	2005	2004

Net income (loss):
As reported	$(1,742,715)	$610,587
Pro forma	(1,838,533)	407,726

Basic net income (loss) per common share
As reported	$(0.23)	$0.08
Pro forma	(0.24)	0.06

Diluted net income (loss) per common share
As reported	$(0.23)	$0.08
Pro forma	(0.24)	0.06

Stock-based compensation
As reported	$24,585	$56,550
Pro forma	179,524	202,861

The following significant assumptions were utilized to calculate the fair value information presented utilizing the Black-Scholes pricing model:

	Year Ended December 31,
	2005	2004
Risk free interest rate	2.77%	3.25%
Expected life	3.00 years	4.67 years
Expected volatility	153%	135%
Expected dividends	-	-
Weighted average fair value of options granted	$0.43	$0.41

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

Comprehensive Income

SFAS 130, “Reporting Comprehensive Income” establishes rules for the reporting of comprehensive income (loss) and its components. Comprehensive income (loss) consists of net income (loss), and unrealized gains (losses) on available-for-sale securities. During the years ended December 31, 2005 and 2004, the Company recorded other comprehensive loss of $9,528 and $126,203, respectively, for unrealized losses on available-for-sale securities. Since the Company has various net operating loss carry forwards, the amounts related to other comprehensive income (loss) for all periods presented are shown without any income tax provision or benefit.

New Accounting Pronouncements

In December 2004, the FASB issued a revision of SFAS No. 123, "Accounting for Stock-Based Compensation", (SFAS No. 123R). SFAS No. 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." SFAS 123R is effective as of the beginning of the Company's first fiscal year beginning after June 15, 2005. The Company’s adoption of SFAS No. 123R fair value method is not expected to have an impact in 2006 since all of the Company’s outstanding stock options are fully vested at December 31, 2005. On October 25, 2005, the Company fully vested all currently outstanding stock options. There were 174,500 shares of the Company’s common stock which were unvested at the time. All options vested had exercise prices greater than the fair market value of the Company’s common stock on October 25, 2005. The purpose of the accelerated vesting was to enable the Company to avoid recognizing in its statement of operations non-cash compensation expense associated with these options in future periods.

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

Reclassifications

Certain reclassifications have been made to the prior year consolidated financial statements to conform with the current year presentation. These reclassifications had no effect on the net loss or shareholders’ equity.

NOTE 2 – PRIOR PERIOD RESTATEMENT

Following a review of the Company’s accounting for asbestos-related injury claims the Company changed its method of accounting for such claims. To reflect this change, the Company has restated its consolidated balance sheet as of December 31, 2004.

Historically, the Company offset estimated proceeds from its insurance carriers resulting from claims of personal injury allegedly related to asbestos exposure against the estimated liabilities related to such claims. To date, all of the asbestos-related injury claims have been defended and paid by the Company’s insurance carriers. The Company never has access to the cash and the cash from the insurance company goes directly to the plaintiff. The Company never has control over any of the funds the insurance company issues to the plaintiff. The Company has revised its accounting to record the estimated liabilities related to asbestos-related injury claims independently from the insurance claim receivable.

Below is a summary of the impact of this change on each financial statement line item in the Company’s consolidated balance sheet as of December 31, 2004. The Company did not present a summary of the impact of the restatement on the consolidated statements of operations and comprehensive income (loss), the consolidated statements of shareholders’ equity or the consolidated statements of cash flows as the impact for 2004 and prior years is zero.

Consolidated Balance Sheet Line Item	As of December 31, 2004 as previously reported	As of December 31, 2004 as restated
Insurance claims receivable - current	$-	$13,500,000
Insurance claims receivable - non-current	-	35,000,000
Reserve for asbestos liability claims - current	-	13,500,000
Reserve for asbestos liability claims - non-current	-	35,000,000

NOTE 3 – CURTOM-METALCLAD

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

In January 2003, FASB issued FASB Interpretation 46, “Consolidation of Variable Interest Entities, and an Interpretation of ARB No. 51” (FIN 46). In December 2003, the FASB modified FIN 46 to FIN 46R to make certain technical corrections and address certain implementation issues that had arisen. FIN 46R provides a new framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements.

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

FIN 46R requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a variable interest holder) is obligated to absorb a majority of the risk of loss from the VIE's activities, is entitled to receive a majority of the VIE's residual returns (if no party absorbs a majority of the VIE's losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE's assets, liabilities and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest.

FIN 46R also requires disclosures about VIEs that the variable interest holder is not required to consolidate but in which it has a significant variable interest. FIN 46R was effective immediately for VIEs created after January 31, 2003. The provisions of FIN 46, as originally issued, were adopted as of January 1, 2002 for the Company's interests in VIEs that are special purpose entities (SPEs). Curtom-Metalclad was deemed to be a SPE and, as such, the Company consolidated Curtom-Metalclad as of January 1, 2002 since the Company was deemed to be the primary beneficiary. The adoption of FIN 46R (for interests in SPEs, i.e. Curtom-Metalclad) on January 1, 2002 was immaterial since the Company performed 100% of the work for Curtom-Metalclad and assets were less than $20,000.

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at December 31:

	2005	2004
Billed
Completed contracts	$772,090	$445,929
Contracts in process	718,788	596,061
Time and material work	1,174,994	806,389
Material sales	38,908	28,410
Unbilled retainage	222,337	186,553
	2,927,117	2,063,342
Less: Allowance for doubtful accounts	(10,612)	(50,000)
	$2,916,505	$2,013,342

NOTE 5 – COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consisted of the following at December 31:

	2005	2004
Costs incurred on uncompleted contracts	$7,157,528	$2,061,896
Estimated earnings	1,593,335	359,131
	8,750,863	2,421,027
Less billings to date	(8,734,273)	(2,155,427)
	$16,590	$265,600

The above information is presented in the balance sheet as follows:

	2005	2004
Costs and estimated earnings in excess of billings on uncompleted contracts	$193,231	$305,057
Billings in excess of costs and estimated earnings on uncompleted contracts	(176,641)	(39,457)
	$16,590	$265,600

NOTE 6 – INVESTMENTS IN UNCONSOLIDATED AFFILIATES

In November 2001, the Company purchased 56,338 shares of Series C Convertible Preferred Stock of Catalytic Solutions, Inc. (“Catalytic Solutions”) for $1,000,000. Catalytic Solutions is a privately held materials science technology company focused on applying its technology to improve the performance and reduce the cost of automotive catalytic converters. Each preferred share may be converted into 1.13625 shares of common stock at any time by the Company, subject to customary adjustments for stock splits, stock combinations, stock dividends, reclassifications and the like. All preferred shares will automatically convert into fully paid and nonassessable shares of common stock (1) if Catalytic Solutions closes a firmly underwritten public offering of shares of common stock with aggregate net proceeds of at least $20 million and a per share public offering price of at least 1.5 times the per share purchase price of the preferred shares or (2) upon the consent or agreement of the holders of a majority of the outstanding shares of Series C Preferred Stock. In December 2005, the Company received information from Catalytic that Catalytic intended to do a $10,000,000 to $15,000,000 subordinated secured convertible promissory note financing (the “New Financing”). The New Financing is being done through a rights offering to current shareholders and includes a “pay-to-play” provision. The pay-to-play provision requires all preferred shareholders to participate in the New Financing on a pro-rata basis. If a preferred shareholder elects not to participate in the New Financing, that shareholder’s preferred shares will be converted into common shares. The New Financing closed in January 2006 and the Company elected not to participate. The Company’s Series C Convertible Preferred Stock of Catalytic Solutions therefore are converted into common stock of Catalytic Solutions. In evaluating the carrying value of our investment in Catalytic Solutions we consider whether there has been an “impairment indicator” as discussed in Emerging Issues Task Force 03-1 and determined that there had been an impairment indicator during each of the years ended December 31, 2005 and 2004. The Company determined there had been an other-than-temporary decline in the fair value of its investment below the cost and recorded an impairment charge of $409,000 and $141,000 during the years ended December 31, 2005 and 2004, respectively.

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

Under the terms of the merger, the Company received warrants to purchase 289,825 shares of the class A common stock of Clearwire in exchange for the 415,340 shares of Series A Preferred Stock that it owned of NextNet. The warrants the Company received from Clearwire have an exercise price of $4.00 per share, are immediately exercisable and have a term which terminates after the earlier of six years or upon the occurrence of certain events which gives the holders of the warrant liquidity with respect to the underlying common stock. Based upon the foregoing, the Company determined that there had been an other-than-temporary decline in the fair value of its investment below the cost and recorded an impairment charge of $1,000,000 for the year ended December 31, 2003. The Company valued the warrants received using the Black-Scholes pricing model using 113% as the volatility, 1.24% as the risk free interest rate, an expected life of six years, $3.28 as the stock price and no expected dividends. The Company has not obtained, and will not obtain, an independent appraisal of the value of the warrants. In evaluating the carrying value of our investment in Clearwire we consider whether there has been an “impairment indicator” as discussed in Emerging Issues Task Force 03-1. We determined that there had not been an impairment indicator during the years ended December 31, 2005 and 2004.

The Company’s investments in unconsolidated affiliates consisted of the following:

	December 31,
	2005	2004
Clearwire Corporation	$756,889	$756,889
Catalytic Solutions, Inc.	450,000	859,000
	$1,206,889	$1,615,889

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
	2005	2004
Machinery and equipment	$525,841	$403,942
Automotive equipment	499,853	513,381
	1,025,694	917,323

Less accumulated depreciation and amortization	(661,784)	(561,372)
	$363,910	$355,951

Depreciation and amortization expense for the years ended December 31, 2005 and 2004 was $202,308 and $175,038, respectively.

NOTE 8 – ASSETS HELD FOR SALE

Due to the increase in real estate value in southern California and the resulting increase in the Company’s equity in its facility, in December 2005 the Company signed an agreement to sell its facilities in Anaheim, California for $3,900,000. It is anticipated that the sale of the building will be completed in April 2006. The building, land and building improvements have a carrying value of $2,080,082 as of December 31, 2005 and 2004 and accumulated depreciation of $101,035 and $73,855 as of December 31, 2005 and 2004, respectively, with an estimated gain on the sale of $1,738,000 and are considered held for sale. The Company will be leasing the facilities back for eight months and will recognize the gain on the sale in the three months ended June 30, 2006. The Company has a mortgage on the building of $1,500,678 as of December 31, 2005, that will be repaid upon the sale of the building. In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company has classified the building and land as assets held for sale on the balance sheets. The Company subsequently sold the building, land and building improvements in April 2006 (see Note 22).

NOTE 9 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2005	2004
Accrued interest	$3,344	$17,393
Wages, bonuses and taxes	135,858	112,441
Union dues	197,972	152,895
Accounting and legal fees	85,000	28,000
Insurance	256,084	196,200
Insurance settlement reserve	375,000	375,000
Accrued loss on projects	466,002	-
Other	175,347	158,646
	$1,694,607	$1,040,575

NOTE 10 – NOTE PAYABLE

In December 2003, the Company issued a $1,300,000, 10% convertible promissory note (effective interest rate of 39.3%). The note required interest only payments through April 15, 2004, and thereafter is payable in equal monthly installments over the next 33 months. The note was convertible by the noteholder into common stock of the Company at $1.35 per share, and allowed the Company, subject to certain conditions and limitations, to make monthly installment payments with its common stock at a price per share approximating the then market value. In connection with the financing the Company paid a 3% origination fee, issued a five year warrant for the purchase of 400,000 shares of the Company’s common stock at $1.50 per share, and granted the noteholder a security interest in 249,200 shares of NextNet Wireless, Inc. Series A Preferred Stock (which have been converted into 173,892 warrants to purchase Clearwire class A common stock), and 33,800 shares of Catalytic Solutions, Inc. Series C Preferred Stock, owned by the Company. The proceeds of $1,300,000 were allocated between the note, and the fair value of the warrants based on using the Black Scholes pricing model. The resulting original issue discount, the fair value of the warrants, and the beneficial conversion of the note payable into common stock as defined in EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", was being amortized over the life of the note using the straight-line method, which approximates the interest method. In addition, we entered into a registration rights agreement whereby the Company agreed to file a registration statement with the U.S. Securities and Exchange Commission, covering the issuance or resale of the shares of the Company’s common stock which may be issued in connection with the note and warrants issued to the noteholder. The Company failed to have the registration effective by June 1, 2004 and was issuing the noteholder warrants on a monthly basis as a penalty. During the year ended December 31, 2004, the Company issued 65,000 fully-vested four-year warrants with an exercise price of $1.44. These warrants were valued at $32,500 using the Black-Scholes pricing model and expensed on the consolidated statement of operations. During the year ended December 31, 2005, the Company issued 133,467 fully-vested four-year warrants with an exercise price of $1.44. These warrants were valued at $24,585 using the Black-Scholes pricing model and expensed on the consolidated statement of operations. The note, the warrant and the registration rights agreement had cross default provisions. The note is personally guaranteed by Wayne Mills, the Company’s former President and Chief Executive Officer. In November 2005 the Company and the noteholder reached an agreement whereby the Company agreed to issue the noteholder 300,000 shares of the Company’s common stock in exchange for all of the warrants issued to the noteholder and an amendment to the note which eliminated the right of the noteholder to convert the note into the Company’s common stock. Under that agreement the right of the Company to pay any amount due under the note by issuance of the Company’s common stock was eliminated and the registration rights agreement was also cancelled. The 300,000 shares of common stock issued to the noteholder had a value of $54,900 based upon the average price of the stock for the five days preceding and the five days following the date of the agreement. As a result of the cancellation of the warrants and the conversion provision, the Company expensed the remaining $148,325 of original issue discount, the fair value of the warrant, and the beneficial conversion of the note payable into common since this value exceeded the value of the 300,000 shares of common stock issued to the noteholder. Principal maturities on the note are as follows:

Year ending December 31,

2006	$510,121
2007	44,848
Total	554,969

Less current portion	(510,121)
Long-term debt, net	$44,848

NOTE 11 – NOTE PAYABLE TO BANK

The Company, through its subsidiary Metalclad Insulation Corporation, had a line of credit agreement with Far East National Bank which originally matured on October 28, 2004, which maturity date was extended to December 1, 2004, was further extended to January 14, 2005 and was further extended to January 27, 2005, bore interest at a floating rate based upon the bank’s prime rate plus 1% (6.25% at December 31, 2004). The line of credit was collateralized by certain assets of the Company and personally guaranteed by the Company’s former President and Chief Executive Officer, Wayne Mills. Borrowings under the agreement were limited to $1,000,000 plus the amount of cash collateral posted, up to $500,000, in the form of a certificate of deposit at the bank.

On January 27, 2005, we renewed our line of credit with Far East National Bank. The renewed line of credit is for up to $1,000,000, subject to 80% of eligible accounts receivable as defined in the loan agreement, and bears interest at a floating rate based upon the bank’s prime rate plus 1.5% (8.75% at December 31, 2005). The line of credit is collateralized by certain assets of the Company and personally guaranteed by the Company’s former President and Chief Executive Officer, Wayne Mills. The new line of credit agreement with Far East National Bank originally matured on October 28, 2005, but in October 2005 the maturity date was extended to January 1, 2006 and further extended to May 1, 2006.

At December 31, 2005 and 2004, $775,000 and $1,000,000, respectively, was outstanding on the credit agreement with available borrowings of $225,000 and $0, respectively. The loan terms stipulate that the Company maintain compliance with certain financial covenants and ratios. At December 31, 2004, the Company was in compliance with these covenants, but as of December 31, 2005 was not in compliance with the minimum cash flow ratio and the covenant requiring Entrx Corporation to maintain a tangible net worth of not less than $4,000,000. The Company received a waiver from Far East National Bank through April 3, 2006 with regards to the non-compliance of the minimum cash flow ratio as of December 31, 2005, and at December 31, 2005 was seeking a waiver for the non-compliance of the Entrx Corporation tangible net worth covenant. The debt was paid off on April 20, 2006; therefore no additional waivers were obtained (see Note 22).

NOTE 12 – LONG-TERM DEBT

Long-term debt consists of various notes payable to finance companies for vehicles used in the ordinary course of the Company’s insulation business. The notes are collateralized by the vehicles and bear interest at rates ranging from 0% to 8.99% for periods of 36 to 60 months with the last payment due in 2008. Principal maturities over the next five years are as follows:

Year ending December 31,

2006	$85,875
2007	49,914
2008	9,380
Totals	145,169

Less current portion	(85,875)
Long-term portion	$59,294

NOTE 13 – MORTGAGE PAYABLE

In November 2003, the Company’s subsidiary, Metalclad Insulation Corporation, refinanced the facilities in Anaheim, California housing the industrial insulation services operations. Metalclad Insulation Corporation obtained a $1,596,000 mortgage on the building from Far East National Bank, Los Angeles, California that matures in October 2008 and bears interest at a floating rate based upon the bank’s prime rate plus 1% (5.00% on the date of the loan). On December 31, 2005 and 2004 the interest rate was 8.25% and 6.25%, respectively. The mortgage is guaranteed by the Company’s former President and Chief Executive Officer, Wayne Mills. At December 31, 2005, the remaining balance on the mortgage was $1,500,678 and was paid off on April 20, 2006 (see Note 22). The mortgage is collateralized by the building (See Note 8). The line of credit agreement and the mortgage with Far East include cross default provisions. Principal maturities on the mortgage are as follows:

Year ending December 31,

2006	$39,946
2007	43,369
2008	1,417,363

Totals	1,500,678

Less current portion	(39,946)
Long-term portion	$1,460,732

NOTE 14 – CAPITAL LEASE OBLIGATION

During the year ended December 31, 2003, the Company entered into a lease agreement for the use of equipment. The lease agreement expired and was paid in full in July, 2005. The lease was recorded as a capital lease obligation and bore interest at 13.3%. The obligation was collateralized by the property under lease. The total cost of the leased equipment was $35,288 and accumulated amortization on the leased equipment was $17,056 and $9,998 at December 31, 2005 and 2004, respectively.

NOTE 15 - INCOME TAXES

The major deferred tax items are as follows:

	December 31,
	2005	2004
Assets:
Allowances established against realization of certain assets	$1,271,000	$494,000
Net operating loss carryforwards	13,347,000	13,083,000
Liabilities:
Accrued liabilities and other	(32,000)	(65,000)
	14,586,000	13,512,000
Valuation allowance	(14,586,000)	(13,512,000)
	$-	$-

The change in valuation allowance was $1,074,000 and $(575,000) for the years ended December 31, 2005 and 2004, respectively.

Income tax computed at the U.S. federal statutory rate reconciled to the effective tax rate is as follows for the years ended December 31:

	2005	2004
Federal statutory tax rate benefits	(35.0%)	35.0%
State tax, net of federal benefit	(5.0%)	5.0%
Change in valuation allowance	39.0%	(42.4%)
Permanent differences	1.0%	2.4%
Effective tax rate	0.0%	0.0%

At December 31, 2005, the Company has available for U.S. federal income tax purposes net operating loss carry-forwards of approximately $33,367,000. These carryforwards expire in the years 2010 through 2025. The ultimate utilization of the net operating loss carryforwards may be limited in the future due to changes in the ownership of the Company. This limitation, if applicable, has not been determined by the Company.

The realization of the Company’s deferred tax assets is dependent upon the Company’s ability to generate taxable income in the future. The Company has recorded a 100% valuation allowance against all of the deferred tax assets due to the uncertainty regarding their realizability.

NOTE 16 - SHAREHOLDERS’ EQUITY

Stock Options

On August 18, 1992, the Company adopted an omnibus stock option plan (the “1992 Plan”) which authorized options to acquire 160,000 shares of the Company’s common stock. At December 31, 2005, there were options outstanding under the 1992 Plan for 1,750 shares, and no shares available for grant. These options will expire 10 years from the date of grant. Under the terms of the plan, the Board of Directors may grant options and other stock-based awards to key employees to purchase shares of the Company’s common stock. The options are exercisable at such times, in installments or otherwise, as the Board of Directors may determine.

On March 24, 1993, the Company adopted an omnibus stock option plan (the “1993 Plan”) which authorized options to acquire 100,000 shares of the Company’s common stock. The terms of the 1993 Plan are the same as the 1992 Plan. At December 31, 2005, there were options outstanding under the 1993 Plan for 5,890 shares, and no shares available for grant. These options expire 10 years from the date of the grant. Under the terms of the plan, the Board of Directors had the authority to grant options and other stock-based awards to key employees to purchase shares of the Company’s common stock. The options were exercisable at such times, in installments or otherwise, as the Board of Directors determined.

On May 15, 1997, the Company adopted an omnibus stock option plan (the “1997 Plan”) which authorized options to acquire 600,000 shares of the Company’s common stock. At December 31, 2005, there were 450,000 options outstanding under this plan and 150,000 options available for grant. These options expire 10 years from the date of the grant. Under the terms of the plan, the Board of Directors may grant options and other stock-based awards to key employees to purchase shares of the Company’s common stock. The options are exercisable at such times, in installments or otherwise, as the Board of Directors may determine.

On November 20, 2001, the Company adopted an omnibus stock option plan (the “2000 Plan”) which authorized options to acquire 2,000,000 shares of the Company’s stock. At December 31, 2005, there were options outstanding under the 2000 plan for 1,676,400 shares and 323,600 shares available for grant. These options expire 10 years from date of grant. The terms of the 2000 Plan are the same as the 1997 Plan. Under the terms of the plan, the stock option committee may grant options and other stock-based awards to key employees and members of the board of directors to purchase shares of the Company’s common stock. The options are exercisable at such times, in installments or otherwise, as the stock option committee may determine.

At December 31, 2005, there were options, that were granted outside of the stock option plans, outstanding to acquire 100,000 shares of the Company’s stock.

On October 25, 2005, the Company fully vested all currently outstanding stock options. There were 174,500 shares of the Company’s common stock which were unvested at the time. All options vested had exercise prices greater than the fair market value of the Company’s common stock on October 25, 2005. The purpose of the accelerated vesting was to enable the Company to avoid recognizing in its statement of operations non-cash compensation expense associated with these options in future periods. As defined in Financial Accounting Standards Board Interpretation (FIN) No.44, "Accounting for Certain Transactions Involving Stock Compensation", it was determined that there would be no compensation expense as a result of the acceleration of the vesting of the outstanding options.

The following is a summary of options granted:

	Year Ended December 31,
	2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of the year	2,382,570	$4.13	2,297,400	$4.31
Granted	55,000	0.55	240,000	0.59
Exercised	-	-	-	-
Canceled	(203,530)	14.56	(154,830)	1.35
Options outstanding at end of the year	2,234,040	$3.09	2,382,570	$4.13

Options Exercisable	2,234,040	$3.09	2,109,470	$4.47

Options Outstanding				Options Exercisable
Range of exercise prices	Number outstanding as of 12/31/05	Weighted average remaining contractual life in years	Weighted average exercise price	Number exercisable as of 12/31/05	Weighted average exercise price
$0.50	250,000	3.89	$0.50	250,000	$0.50
$0.55 - $1.20	213,000	4.14	$0.87	213,000	$0.87
$2.00	510,000	5.44	$2.00	510,000	$2.00
$2.50	283,400	3.09	$2.50	283,400	$2.50
$3.00	870,000	4.39	$3.00	870,000	$3.00
$12.50 - $45.00	107,640	1.62	$20.94	107,640	$20.94
$0.50 - $45.00	2,234,040	4.25	$3.09	2,234,040	$3.09

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

Stock Purchase Warrants

In connection with various debt offerings, stock placements and services provided, the Company has issued various stock purchase warrants. All such warrants were issued at prices which approximated or exceeded fair market value of the Company’s common stock at the date of grant and are exercisable at dates varying from immediately to nine years. The Company issued a consultant a five-year warrant to purchase 50,000 shares of the Company’s common stock during the year ended December 31, 2004 and recognized $24,050 of expense related to the warrant. The Company issued five-year warrants to purchase 133,467 and 65,000 shares of the Company’s common stock to Pandora Select Partners, L.P. (“Pandora”) during the years ended December 31, 2005 and 2004, respectively, and recognized $24,586 and $32,500 of expense related to the warrants, respectively. The warrants were issued to Pandora as a penalty for failing to have an agreed upon registration statement declared effect by June 1, 2004. In November 2005, the Company and Pandora reached an agreement whereby the Company issued Pandora 300,000 shares of the Company’s common stock in exchange for all of the warrants issued to Pandora (See Note 10). At December 31, 2005 and 2004, the weighted average exercise price for warrants outstanding was $1.39 and $1.41, respectively, expiring through July, 2009.

Summarized information for stock purchase warrants is as follows:

	Number of Warrants	Price per share

Warrants outstanding at December 31, 2003	1,150,680	$0.50 - $3.50
Issued	115,000	$0.75 - $1.44
Expired	(25,680)	$3.50

Warrants outstanding at December 31, 2004	1,240,000	$0.50 - $1.50
Issued	133,467	$1.44
Cancelled	(598,467)	$1.44

Warrants outstanding at December 31, 2005	775,000	$0.50 - $1.50

Common Stock

During the year ended December 31, 2004, the Company sold 400,000 shares for a total of $200,000.

During the year ended December 31, 2005, the Company agreed to issue 300,000 shares to Pandora in exchange for the warrants to purchase 598,467 shares of the Company’s common stock. The 300,000 shares of common stock issued to Pandora had a value of $54,900 based upon the average price of the stock for the five days preceding and the five days following the date of the agreement. As a result of the cancellation of the warrants and the conversion provision, the Company expensed the remaining $148,325 of original issue discount, the fair value of the warrant, and the beneficial conversion of the note payable into common stock in November 2005 since this value exceeded the value of the 300,000 shares of common stock issued to Pandora.

NOTE 17 - EMPLOYEE BENEFIT PLANS

Effective January 1, 1990, the Company established a contributory profit sharing and thrift plan for all salaried employees. Discretionary matching contributions may be made by the Company based upon participant contributions, within limits provided for in the plan. No Company contributions were made in the years ended December 31, 2005 and 2004.

Additionally, the Company participates in several multi-employer plans, which provide defined benefits to union employees of its participating companies. The Company makes contributions determined in accordance with the provisions of negotiated labor contracts. Company contributions were $407,170 and $413,965 for the years ended December 31, 2005 and 2004, respectively.

NOTE 18 - SIGNIFICANT CUSTOMERS

Sales for the year ended December 31, 2005 to Calpine Construction Management Company, Inc. (“Calpine”) were approximately $1,978,000, representing 13.4% of total revenues and to JE Merit Constructors, Inc. were approximately $2,802,000 representing 19.1% of total revenues. Accounts receivable from Cleveland Wrecking Company was approximately $444,000 at December 31, 2005 and accounts receivable from JE Merit Constructors, Inc. was approximately $495,000.

Sales for the year ended December 31, 2004 to Southern California Edison Company (“SCE”) under the strategic alliance program with Curtom-Metalclad were approximately $2,725,000. Additionally, the Company had sales of approximately $1,701,000 to Calpine during the year ended December 31, 2004. Accounts receivable from Calpine was approximately $701,000 as of December 31, 2004 and accounts receivable from JE Merit Constructors, Inc. was approximately $233,000.

It is the nature of the Company’s business that a significant customer in one year may not be a significant customer in a succeeding year.

NOTE 19 - COMMITMENTS AND CONTINGENCIES

Collective Bargaining Agreements

Approximately 90% of the Company’s employees are covered under collective Bargaining Agreements. One agreement, the “Maintenance Agreement” with Local No. 5 of the International Association of Heat and Frost Insulators and Asbestos Workers expired in December 2003. The “Basic Agreement” with Local No. 5 of the International Association of Heat and Frost Insulators and Asbestos Workers expired in August 2004. In August, 2004 a new “Basic Agreement” was signed with Local No. 5 that expires in September 2008. The new “Basic Agreement” included the “Maintenance Agreement” as an addendum. Approximately 95% of the Company’s hourly employees are covered by the Local No. 5 agreement. An agreement with the Laborers Local 300 was signed in January 2004 and expires in December 2006. Approximately 5% of the Company’s hourly employees are covered by the Labors Local 300 agreement.

Leases

In February 2002, the headquarters of the Company was moved to Minneapolis, Minnesota. The Company is leasing the Minneapolis facility on a month-to-month basis.

Total rent expense under operating leases was $34,887 and $67,631 for the years ended December 31, 2005 and 2004, respectively. There are no future minimum non-cancelable lease commitments. Due to the sale of the Company’s facilities in Anaheim, California on April 20, 2006, the Company is leasing the facilities back for eight months at a market rate of $21,800 per month.

Litigation

Prior to 1975, we were engaged in the sale and installation of asbestos-related insulation materials, which has resulted in numerous claims of personal injury allegedly related to asbestos exposure. Many of these claims are now being brought by the children and close relatives of persons who have died, allegedly as a result of the direct or indirect exposure to asbestos. To date, all of the asbestos-related injury claims have been defended and paid by our insurance carriers.

The number of asbestos-related cases which have been initiated naming us (primarily our subsidiary, Metalclad Insulation Corporation) as a defendant had increased from approximately 254 in 1999 to 527 in 2000 and 725 in 2001. The number of cases filed decreased after 2001 to 590 in 2002, to 351 in 2003, to 265 in 2004 and to 199 in 2005. At December 31, 2001, 2002, 2003, 2004 and 2005, there were, respectively, approximately 1,009, 988, 853, 710 and 507 cases pending. Of the decrease from 710 cases pending at December 31, 2004 to 507 cases pending at December 31, 2005, were 80 cases which had been previously counted in error, so that the actual decrease for the year ended December 31, 2005 was 123 cases.

Set forth below is a table for the years ended December 31, 2001, 2002, 2003, 2004 and 2005, which sets forth for each such period the approximate number of asbestos-related cases filed, the number of such cases resolved by dismissal or by trial, the number of such cases resolved by settlement, the total number of resolved cases, the number of filed cases pending at the end of such period, the total indemnity paid on all resolved cases, the average indemnity paid on all settled cases and the average indemnity paid on all resolved cases:

	2001	2002	2003	2004	2005(2)
New cases filed	725	590	351	265	199
Defense Judgments and dismissals	162	382	311	311	294
Settled cases	158	229	175	97	108
Total resolved cases (1)	320	611	486	408	402(2)
Pending cases (1)	1,009	988	853	710	507(3)
Total indemnity payments	$8,486,348	$9,244,000	$10,618,700	$6,366,750	$8,513,750
Average indemnity paid on settled cases	$53,711	$40,366	$60,678	$65,637	$78,831
Average indemnity paid on all resolved cases	$26,520	$15,129	$21,849	$15,605	$21,178(2)

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
(3) Of the decrease from 710 cases pending at December 31, 2004 to 507 cases pending at December 31, 2005, were 80 cases which had been previously counted in error, so that the actual decrease over the year ended December 31, 2005 was 123 cases.

The number of asbestos-related claims made against the Company since 2001 has reflected a relatively consistent downward trend from 2002 through 2005, as has the number of cases pending at the end of those years. We believe that it is probable that this trend will continue, although such continuance cannot be assured. The average indemnity paid on all resolved claims has fluctuated over the past five-year period ended December 31, 2005 from a high of $26,520 in 2001, to a low of $15,129 in 2002, with an average indemnity payment of $20,056 over the same five-year period. We believe that the sympathies of juries, the aggressiveness of the plaintiffs’ bar and the declining base of potential defendants as the result of business failures, have tended to increase payments on resolved cases. This tendency, we believe, has been mitigated by the declining pool of claimants resulting from death, and the likelihood that the most meritorious claims have been ferreted out by plaintiffs’ attorneys and that the newer cases being brought are not as meritorious nor do they have as high a potential for damages as do cases which were brought earlier. We have no reason to believe, therefore, that the average future indemnity payments will increase materially in the future.

In addition, direct defense costs per resolved claim have increased from $9,407 in 2001 to $12,240 in 2005. We believe that these defense costs increased as a result of a change in legal counsel in 2004, and the more aggressive defense posture taken by new legal counsel since that change. We do not believe that the defense costs will increase materially in the future, and are projecting those costs to be approximately $13,500 per claim.

Based on the trend of reducing asbestos-related injury claims made against the Company over the past four years, we project that approximately 533 asbestos-related injury claims will be made against the Company in the future, in addition to the 507 claims existing as of December 31, 2005, totaling 1,040 claims. Multiplying the average indemnity per resolved claim over the past five years of $20,056, times 1,040, we project the probable future indemnity to be paid on those claims after December 31, 2005 to be equal to approximately $21 million. In addition, multiplying an estimated cost of defense per resolved claim of approximately $13,500 times 1,040, we project the probable future defense costs to equal approximately $14 million. Accordingly, our total estimated future asbestos-related liability at December 31, 2005 was $35 million. After estimating our asbestos-related liabilities as of December 31, 2005, and by adopting a methodology similar to that described above, we estimated our future asbestos-related liability to be $48.5 million at December 31, 2004, which was consistent with actual results. These estimated liabilities are included as liabilities on our 2004 and 2005 balance sheets.

We intend to re-evaluate our estimate of future liability for asbestos claims at the end of each fiscal year. We estimate that the effects of economic inflation on either the average indemnity payment or the projected direct legal expenses will be approximately equal to a discount rate applied to our future liability based upon the time value of money. It is probable that we have adequate insurance to cover current and future asbestos-related claims, although such coverage cannot be assured. See Item 1 –“Description of Business – Insurance and Bonding.”

Although defense costs are included in our insurance coverage, we expended $220,000, $174,000, $304,000 and $188,000 in 2002, 2003, 2004 and 2005, respectively, to administer the asbestos claims, which is not covered by any insurance. These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies. These costs are expensed as incurred.”

There are numerous insurance carriers which have issued a number of policies to us over a period extending from approximately 1967 through approximately 1985 that still provide coverage for asbestos-related injury claims. After approximately 1985 the policies were issued with provisions which purport to exclude coverage for asbestos related claims. The terms of our insurance policies are complex, and coverage for many types of claims is limited as to the nature of the claim and the amount of coverage available. It is clear, however, under California law, where the substantial majority of the asbestos-related injury claims are litigated, that all of those policies cover any asbestos-related injury occurring during the 1967 through 1985 period when these policies were in force.

We have engaged legal counsel to review all of our known insurance policies, and to provide us with the amount of coverage which such counsel believes to be probable under those policies for current and future asbestos-related injury claims against us. Such legal counsel has provided us with its opinion of the minimum probable insurance coverage available to satisfy asbestos-related injury claims, which significantly exceeds our estimated $35 million future liability for such claims as of December 31, 2005.

On February 23, 2005 ACE Property & Casualty Company ("ACE"), Central National Insurance Company of Omaha ("Central National") and Industrial Underwriters Insurance Company ("Industrial"), which are all related entities, filed a declaratory relief lawsuit (“the ACE Lawsuit”) against Metalclad Insulation Corporation (“Metalclad”) and a number of Metalclad's other liability insurers, in the Superior Court of the State of California, County of Los Angeles. ACE, Central National and Industrial issued umbrella and excess policies to Metalclad, which has sought and obtained from the plaintiffs both defense and indemnity under these policies for the asbestos lawsuits brought against Metalclad during the last four to five years. The ACE Lawsuit seeks declarations regarding a variety of coverage issues, but is centrally focused on issues involving whether historical and currently pending asbestos lawsuits brought against Metalclad are subject to either an "aggregate" limits of liability or separate "per occurrence" limits of liability. Whether any particular asbestos lawsuit is properly classified as being subject to an aggregate limit of liability depends upon whether or not the suit falls within the "products" or "completed operations" hazards found in most of the liability policies issued to Metalclad. Resolution of these classification issues will determine if, as ACE and Central National allege, their policies are nearing exhaustion of their aggregate limits and whether or not other Metalclad insurers who previously asserted they no longer owed any coverage obligations to Metalclad because of the claimed exhaustion of their aggregate limits, in fact, owe Metalclad additional coverage obligations. The ACE Lawsuit also seeks to determine the effect of the Settlement Agreement (as discussed under Part 2, Item 6 (“Management’s Discussion and Analysis of Plan of Operation”) between the Company and Allstate Insurance Company on the insurance obligations of various other insurers of Metalclad, and the effect of the “asbestos exclusion” in the Allstate policy. The ACE Lawsuit does not seek any monetary recovery from Metalclad. Nonetheless, we anticipate that we will incur attorneys’ fees and other associated litigation costs in defending the lawsuit and any counter claims made against us by any other insurers, and in prosecuting any claims we may seek to have adjudicated regarding our insurance coverage. In addition, the ACE Lawsuit may result in our incurring costs in connection with obligations we may have to indemnify Allstate under the Settlement Agreement. Allstate, in a cross-complaint filed against Metalclad Insulation Corporation in October, 2005, asked the court to determine the Company’s obligation to assume and pay for the defense of Allstate in the ACE Lawsuit under the Company’s indemnification obligations in the Settlement Agreement. The Company is taking the position that it has no legal obligation to assume or pay for such defense.

In 2003 and 2004 the Judiciary Committee of the United States Senate considered legislation to create a privately funded, publicly administered fund to provide the necessary resources for an asbestos injury claims resolution program, and is commonly referred to as the “FAIR” Act. In 2005, a draft of the “FAIR” Act was approved by the Judiciary Committee, but was rejected by the full Senate in February 2006, when a cloture motion on the bill was withdrawn. The latest draft of the “FAIR” Act calls for the fund to be funded partially by asbestos defendant companies, of which the Company is one, and partially by insurance companies. The bill could be reconsidered by the Senate in the future. The impact, if any, the “FAIR” Act will have on us if passed cannot be determined at this time although the latest draft of the legislation did not appear favorable to us.

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

In a related action, a default was entered against us in December, 2002, in favor of the same former employee referred to in the foregoing paragraph by the Mexican Federal Labor Arbitration Board, for an unspecified amount. The former employee was seeking in excess of $9,000,000 in damages as a result of his termination as an employee. The default was obtained without the proper notice being given to us, and was set aside in the quarter ended June 30, 2003. The Mexican Federal Labor Arbitration Board rendered a recommendation on December 13, 2004, to the effect that the former employee was entitled to an award of $350,000 from Entrx in connection with the termination of his employment. The award is in the form of a recommendation which has been affirmed by the Mexican Federal Court, but is only exercisable against assets of the Company located in Mexico. The Company has no assets in Mexico. The award does not represent a collectible judgment against the Company in the United States. The likelihood of any liability based upon this award is remote, and we therefore believe that there is no potential liability to the Company at December 31, 2005 or 2004. The Company intends to continue to pursue its claims against the same employee for breach of contract, fraud, collusion and other causes of action in connection with the 1999 sale of one of the Company’s operating businesses in Mexico.

In August of 2001, Metalclad Insulation Corporation purchased a workers’ compensation policy from American Home Assurance Company (“American Home”), an American International Group (“AIG”) company, for the period of September 1, 2001 to September 1, 2002. The premium for the workers’ compensation policy was to be calculated retrospectively. The American Home policy required Metalclad to pay an initial estimated premium, but Metalclad’s premium is recalculated periodically, through March 1, 2006, based on actual workers’ compensation losses incurred. Metalclad also provided American Home with collateralized security for future premium adjustments in the form of a letter of credit and cash.

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

On February 27, 2004, we filed an action in Orange County Superior Court against American Home, National Union and Meyers-Reynolds for breach of contract, breach of the covenant of good faith and fair dealing, declaratory relief, reformation, injunctive relief, negligent and intentional misrepresentation and breach of fiduciary duty. During the three months ended March 31, 2005, the Company recorded an accrual of $75,000 related to this dispute. On May 2, 2005, we reached a settlement in principal with American Home and National Union which resulted in the payment by the Company to American Home of approximately $84,000 in the three months ended December 31, 2005. The Company is continuing to pursue its claims against its former insurance broker, Meyers-Reynolds, in this action.

On February 5, 2003, a Notice of Involuntary Lien was filed against the Company with the County Recorder for Orange County California in the amount of $104,046. This lien relates to a judgment against the Company for attorney fees in the Company’s NAFTA settlement. The total amount of the claim including interest and collection costs was $111,406. Subsequent to the lien being filed, $27,050 was paid to the lien holder from a trust fund established by the Company and a third party to pay for any judgments and defense costs related to this lawsuit. The Company agreed to pay the remaining $84,356 of the claim in three installments. At December 31, 2003, the Company had paid the judgment in full.

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

In May 2004, the Company reached a settlement with Mr. Pearce whereby both parties agreed to dismiss, with prejudice, their respective cases against the other party. As part of the settlement the Company received 7,407 shares of Narus, Inc.’s Series D Preferred Stock, a privately-held company.

Insurance Settlement

In June 2004, Metalclad Insulation Corporation, our wholly owned subsidiary, and Entrx Corporation, entered into a Settlement Agreement and Full Policy Release (the “Agreement”) releasing Allstate Insurance Company from its policy obligations for a broad range of claims arising from injury or damage which may have occurred during the period March 15, 1980 to March 15, 1981, under an umbrella liability policy (the “Policy”). The Policy provided limits of $5,000,000 in the aggregate and per occurrence. Allstate claimed that liability under the Policy had not attached, and that regardless of that fact, an exclusion in the Policy barred coverage for virtually all claims of bodily injury from exposure to asbestos, which is of primary concern to Metalclad Insulation Corporation. Metalclad Insulation Corporation took the position that such asbestos coverage existed. The parties to the Agreement reached a compromise, whereby Metalclad Insulation Corporation received $2,500,000 in cash, and Metalclad Insulation Corporation and Entrx Corporation agreed to indemnify and hold harmless the insurer from all claims which could be alleged against the insurer respecting the policy, limited to $2,500,000 in amount. Based on past experience related to asbestos insurance coverage, we believe that the Agreement we entered into in June 2004, will result in a probable loss contingency for future insurance claims based on the indemnification provision in the Agreement. Although we are unable to estimate the exact amount of the loss, we believe at this time the reasonable estimate of the loss will not be less than $375,000 or more than $2,500,000 (the $2,500,000 represents the maximum loss we would have based on the indemnification provision in the Agreement). Based on the information available to us, no amount in this range appears at this time to be a better estimate than any other amount. The $375,000 estimated loss contingency noted in the above range represents 15% of the $2,500,000 we received and is based upon our attorney’s informal and general inquiries to an insurance company of the cost for us to purchase an insurance policy to cover the indemnification provision we entered into. We recorded a reserve of $375,000 at the time we entered into the Agreement and nothing has come to our attention that would require us to record a different estimate at December 31, 2005. The ACE Lawsuit may result in our incurring costs in connection with obligations we may have to indemnify Allstate under the Settlement Agreement. Allstate, in a cross-complaint filed against Metalclad Insulation Corporation in October, 2005, asked the court to determine the Company’s obligation to assume and pay for the defense of Allstate in the ACE Lawsuit under the Company’s indemnification obligations in the Settlement Agreement. The Company is taking the position that it has no legal obligation to assume or pay for such defense.

Other Matters

The Company had under contract uncompleted work at bid prices totaling approximately $10,120,000 and $9,003,000 at December 31, 2005 and 2004, respectively.

Employment Agreement

The Company had an employment agreement with its former President and Chief Executive Officer, Wayne Mills, which was terminable at-will. The agreement required minimum annual compensation of $200,000, plus an annual incentive bonus as defined in the agreement and six months severance, in the event of sale or merger of the Company or if terminated without cause. Mr. Mills resigned his positions with the Company on October 15, 2004. The Board of Directors agreed to continue his salary and benefits through December 31, 2004.

The Company also had an employment agreement with another one of its officers, which would have expired in April 2006. The agreement required minimum annual compensation of $165,000, plus an annual bonus as defined in the agreement and three months severance, in the event of sale or merger of the Company or if terminated without cause. This officer resigned from his position with the Company on April 2, 2004 and received no further payment.

NOTE 20 – SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH INVESTING ACTIVITIES

Supplemental Disclosures of Cash Flow Information

Cash paid for interest was $283,520 and $279,834 for the years ended December 31, 2005 and 2004, respectively.

NOTE 21 - RELATED PARTY TRANSACTIONS

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

The Board of Directors of the Company negotiated an amendment to the Security Agreement (the “Amended and Restated Security Agreement”) which it believed to be beneficial to the Company. The Note as amended (the “New Note”) is in the principal amount of $1,496,370, and now provides for an October 31, 2007 due date, with interest at 2% over the prime rate established by Wells Fargo Bank, NA in Minneapolis, Minnesota, adjusted on March 1 and September 1 of each year (8.5% at December 31, 2005), instead of the 12% rate established in the Note. Interest only is payable commencing March 1, 2004, and at the end of each six-month period thereafter. The New Note is with full recourse to Blake and the Amended and Restated Security Agreement does not require the Company, or permit Blake or Mr. Mills, to cancel the shares of the Company’s common stock and require the Company to apply the value of those cancelled shares at $2.50 per share, to be applied against the principal balance of the amounts due. In addition, Mr. Mills has personally guaranteed the repayment of the New Note. Other financial obligations of Mr. Mills, including his guarantees of approximately $2,276,000 of our debt (not including the New Note) as of December 31, 2005, could impair his ability to fulfill his obligations as a guarantor of the New Note. Any amounts paid by Mr. Mills on his guarantees of our debt would reduce the obligations of Blake Capital Partners and Mr. Mills on the New Note by the same amount.

At December 31, 2005, the shareholder note receivable balance, including interest of $42,513, was $1,538,883. The Company recorded a reserve against the receivable of $250,000 based upon the Company’s estimation as to the collectibility of the note receivable during the year ended December 31, 2004.

The closing per share purchase prices of the Company’s and VioQuest Pharmaceuticals, Inc., common stock on October 31, 2003, were $1.22 and $1.95, respectively, placing an aggregate market value on shares of the Company and VioQuest Pharmaceuticals, Inc. held as collateral on that date at $610,000 and $487,500, respectively. The closing per share market prices of the Company’s and VioQuest Pharmaceuticals, Inc.’s common stock on December 31, 2004, were $0.53 and $0.80, respectively, placing an aggregate market value on shares of the Company and VioQuest Pharmaceuticals, Inc. held as collateral on that date at $265,000 and $200,000, respectively. The closing per share market prices of the Company’s and VioQuest Pharmaceuticals, Inc.’s common stock on December 31, 2005, were $0.18 and $0.75, respectively, placing an aggregate market value on shares of the Company and VioQuest Pharmaceuticals, Inc. held as collateral on that date at $90,000 and $187,500, respectively.

A director and an officer of the Company were employed by a corporation which has received payments for rent, health insurance and consulting services of $151,985 for the year ended December 31, 2004, and an officer of the Company was employed by a corporation which received payments for rent and health insurance of $50,898 for the year ended December 31, 2005.

NOTE 22 – SUBSEQUENT EVENTS

In order to fund operations of the Company until the sale of the Company’s facilities in Anaheim, California was completed, on February 9, 2006 the Company borrowed $150,000 from Peter Hauser, the Company’s Chairman and Chief Executive Officer. The promissory note issued in connection with the loan is due and payable 10 days following written demand and bears interest at 2% over the prime interest rate as published in the Wall Street Journal. The promissory note is secured by a deed of trust on the Company’s facilities in Anaheim, California. The loan was re-paid to Mr. Hauser on April 21, 2006 when the Company’s Anaheim facilities were sold.

Building Sale

On April 20, 2006, the Company sold its facilities in Anaheim, California for $3,900,000. These facilities contained the industrial insulation service operations of the Company’s subsidiary, Metalclad Insulation Corporation. With the proceeds of such sale the Company paid off its mortgage on the facility granted to Far East National Bank, in the amount of $1,500,093, as well as the line of credit to Far East National Bank of $1,000,000. In addition, the Company repaid $150,000 which it had borrowed from its Chairman and Chief Executive Officer, Peter Hauser. The Company is leasing these facilities back from the purchaser for eight months at a monthly rent of $21,800.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.  CONTROLS AND PROCEDURES

We carried out an evaluation, with the participation of our chief executive and chief financial officers, of the effectiveness, as of December 31, 2005, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, made at the end of the period, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and that there has been no significant change in such internal control during our last fiscal quarter ended December 31, 2005, or other factors which could significantly affect such controls including any corrective actions with regard to significant deficiencies or material weaknesses, since our evaluation.

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

In addition, our management with the participation of our principal executive officer and principal financial officer or persons performing similar functions has determined that no change in our internal control over financial reporting occurred during the fourth quarter of our fiscal year ended December 31, 2005 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

On December 29, 2005, the Company issued 300,000 shares (the “Shares”) of its common stock to Pandora Select Partners, L.P. (“Pandora”), pursuant to an Exchange Agreement entered into on November 23, 2005. The Shares were issued in exchange for warrants which Pandora held for the purchase of 598,467 shares of the Company’s common stock as of the date of the Exchange Agreement, and the cancellation of the right of Pandora to convert a promissory note of the Company held by Pandora into common stock and the right to require registration of the shares purchasable under the warrants and promissory note under the Securities Act of 1933. The issuance of the Shares was made in reliance on Section 4(2) of the Securities Act of 1933, as a transaction not involving any public offering, as Pandora represented in the Exchange Agreement that it was an accredited investor and took the Shares for investment without a view toward redistribution. See Item G. “Management’s Discussion and Analysis or Plan of Operation - Liquidating and Capital Resources” and Note 10 to Item 7 - “Financial Statements.”

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors

The name, initial year of service as a director, age, and position or office of each member of our board of directors, is as follows:

Name	Director Since	Age	Position
Peter L. Hauser	2004	64	President, Chief Executive Officer, Chairman of the Board and Director
Kenneth W. Brimmer(1)(2)(3)	2002	50	Director
Joseph M. Caldwell(4)(5)(6)	2002	38	Director
E. Thomas Welch(7)	2004	67	Director

(1)	Member of the Audit Committee since June 2002.
(2)	Member of the Compensation Committee and Nominating Committee since February 2002.
(3)	Member of the Stock Option Committee since September 2002.
(4)	Member of the Audit Committee and Stock Option Committee since March 2003.
(5)	Member of the Nominating Committee since April 2004.
(6)	Member of the Compensation Committee since December 2004.
(7)	Member of the Audit, Compensation, Nominating and Stock Option Committees since December 2004.

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

Kenneth W. Brimmer has been a member of the Board of Directors of Entrx since February 2002, and Chairman of the Board of Directors from March 2002 until October 15, 2004. Mr. Brimmer has been the owner and chief manager of Brimmer Company, LLC, a private investment company, since December 2001. Mr. Brimmer has been the chief executive officer of STEN Corporation (Nasdaq-SC: STEN), since September 2003, and has served as a member of its board of directors since February 1998 and as chairman of its board of directors since March 2000. STEN Corporation, with offices in Minneapolis, Minnesota, provides contract manufacturing services and owns and operates 11 fast-food drive-through restaurants under the name “Burger Time”. At the request of Entrx’s Board of Directors, Mr. Brimmer acted as the chief executive officer and chairman of the board of directors of VioQuest Pharmaceuticals, Inc. (formerly Surg II, Inc. and Chiral Quest, Inc.) (OTCBB: VQPH.OB), from May 2002 until February 2003. VioQuest Pharmaceuticals, Inc. was a 90%-owned Entrx subsidiary during that period, until October 2003. He continued to serve as a board member at VioQuest Pharmaceuticals, Inc. until December 2005. Mr. Brimmer was the chief executive officer and chief financial officer of Active IQ Technologies, Inc. from March 2000 until December 2001, and acted as chairman of its board of directors until June 2003. Active IQ Technologies, Inc. was engaged in providing accounting software services in Minnetonka, Minnesota, and is now in the precious metals exploration business under the name Wits Basin Precious Metals, Inc. (OTCBB: WITN.OB). Until April 2000, Mr. Brimmer was an executive officer of Rainforest Cafe, Inc., serving as its treasurer from 1995, and its president from April 1997. Mr. Brimmer is currently a member of the board of directors of Hypertension Diagnostics, Inc. (OTCBB: HDII.OB). He currently also serves as a board member at Landry’s Restaurants, Inc. (NYSE: LNY) and is a member and the chairman of the board of directors of Spectre Gaming, Inc. (OTCBB: SGMG). Mr. Brimmer is a member of our Audit Committee and has been determined to be the audit committee financial expert, and is independent, as defined under criteria established by Nasdaq and the regulations of the Securities and Exchange Commission. Mr. Brimmer has a Bachelor of Arts degree in accounting.

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

E. Thomas Welch has been a director of Entrx since December 2004. Mr. Welch has been the president of BNC National Bank at its Minneapolis, Minnesota office, since April, 2005. BNC National Bank, with corporate offices in Bismarck, North Dakota, conducts banking business through 20 banks located in North Dakota, Minnesota and Arizona. Mr. Welch was a Managing Director of the U. S. Trust Company, at its Minneapolis, Minnesota office, from 2001 until April, 2005, where he was primarily responsible for fiduciary and risk management, compliance and other fiduciary matters. U.S. Trust Company is engaged nationally in the trust, asset management, investment and banking business. From 1984 until April 2001, Mr. Welch was employed by Resource Trust Company, in Minneapolis, Minnesota, where he acted as the president from 1988 to April 2001, in charge of private banking, trust investment and corporate matters. At various times during that period, Mr. Welch was an officer and director of various affiliates of Resource Trust Company. Resource Trust Company and its principal affiliated companies were acquired by U.S. Trust Company in April 2001. Mr. Welch has a Bachelor of Arts degree in accounting and a J.D. in law.

Each member of our Board of Directors was elected to serve until the next annual meeting of our shareholders.

Meetings of Board of Directors

During the year ended December 31, 2005, the Board of Directors held six meetings. Each member of the Board of Directors was present for all of the meetings, except for E. Thomas Welch, who did not attend two of the meetings and Peter L. Hauser, who did not attend one of the meetings.

Committees of Board of Directors

Audit Committee. The Audit Committee has the authority and responsibilities set forth in Entrx’s Audit Committee Charter (the “Charter”). The Charter was originally adopted in 2001 and was amended in April 2004. Under the Charter, the Audit Committee has the authority and responsibility of (i) reviewing audited annual consolidated financial statements, and reports and consolidated financial statements submitted to any governmental body or disclosed to the public; (ii) consulting with Entrx’s independent auditors on various audit and financial personnel issues, including questions of independence, disagreement between the auditors and Entrx’s financial personnel, reviewing of internal financial controls; (iii) recommending to the Board of Directors the engagement of independent accountants to audit the consolidated financial statements of Entrx, and reviewing the performance of such accountants; (iv) reviewing and considering the appropriateness of accounting principles or practices applied to Entrx’s consolidated financial statements; and (v) reviewing Entrx’s financial personnel and organization. Kenneth W. Brimmer, a member of the Audit Committee, has been determined to be the audit committee financial expert. Each member of the Audit Committee is independent as that term is defined in Rule 4200 of the National Association of Securities Dealers, Inc. The Audit Committee held five meetings during the year ended December 31, 2005.

Compensation Committee. The Compensation Committee, which consists solely of non-employee directors, has the obligation to adopt policies applicable to the establishment and the compensation of Entrx’s executive officers, and has authority to consider and recommend to the Board of Directors the salaries, bonuses, share options, and other forms of compensation of those executive officers. The Compensation Committee held no meetings during the year ended December 31, 2005, and the compensation of the Company’s executive officers for 2005 was unchanged from 2004.

Nominating Committee. Entrx’s Nominating Committee was initially established by resolution of the Board of Directors in February 2002. The Board of Directors expanded and revised the duties of the Nominating Committee by resolutions adopted in April 2004. The Nominating Committee is charged with the responsibility to seek out and consider the qualifications of new candidates and incumbents for election as members of our Board of Directors, and to recommend to the Board of Directors those persons it believes would be suitable candidates for election or, in the case of a vacancy, appointment, as members of our Board of Directors. The full Board of Directors nominates persons to be members of the Board of Directors, after considering the recommendation of the Nominating Committee. The Nominating Committee has no charter, and held no meetings during the year ended December 31, 2005, as there was no meeting of the shareholders held in 2005.

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

We have previously presented candidates for election who have had a prior personal relationship with our former president and chief executive officer, Wayne W. Mills. Our legal counsel introduced E. Thomas Welch to the Nominating Committee. We would entertain any suggestions from our stockholders as to suitable candidates. Shareholders are encouraged to send the resumes of persons they believe would be suitable candidates to Kenneth Brimmer, Entrx Corporation, 800 Nicollet Mall, Suite 2690, Minneapolis, Minnesota 55402. Along with the resume of the proposed candidate, please have the candidate provide a written consent to serve as a member of our Board of Directors if so elected, or to acknowledge in writing that he or she would like to be considered for nomination.

Shareholders are encouraged to submit the names of proposed candidates at any time throughout the year.

Stock Option Committee. Entrx’s Stock Option Committee was established by resolutions adopted by the Board of Directors in September 2002. The Stock Option Committee, which consists solely of independent members, has the authority to grant options to purchase common stock of Entrx to employees and members of the Board of Directors. In granting options to non-executive officer employees, the Stock Option Committee generally considers the recommendation of management. The Stock Option Committee works closely with, and considers the recommendations of, the Compensation Committee in cases involving the granting of stock options to executive officers of Entrx. The Stock Option Committee met on one occasion in the year ended December 31, 2005, to grant options for 10,000 shares to each of the four members of the Board of Directors, and for 15,000 shares to one of those directors as an inducement to serve on the Board of Directors, all of which are exercisable at $0.55 per share.

Information Concerning Non-Director Executive Officers

The name, age, position or office, and business experience of each of our non-director executive officers is as follows:

Name	Age	Position
Brian D. Niebur	43	Treasurer and Chief Financial Officer
John J. Macias	60	President of Metalclad Insulation Corporation

Brian D. Niebur has been employed part time by Entrx as its treasurer and chief financial officer since February 2002. At the request of Entrx’s Board of Directors, from May 2002, until February 2003 Mr. Niebur served as chief financial officer and a member of the Board of Directors of Chiral Quest, Inc. (formerly Surg II, Inc.) (OTCBB: CQST). Chiral Quest, Inc. was a 90%-owned subsidiary of Entrx until Entrx’s shares of Chiral Quest, Inc. were spun out to Entrx’s shareholders in October 2002. Mr. Niebur has a Bachelor of Arts degree in accounting and has passed all sections of the examination for certified public accountants. Since July 2000, Mr. Niebur has acted as a vice president and controller for Wyncrest Capital, Inc. in Minneapolis, Minnesota, a privately held venture capital firm. Mr. Niebur’s primary duties for Wyncrest Capital, Inc. have been to act as chief financial officer and a director for Spectre Gaming, Inc. (OTCBB: SGMG), in which Wyncrest Capital, Inc. has made an equity investment, from January 2003 until November 2005. Spectre Gaming, Inc. is engaged in the business of developing and marketing electronic gaming systems for the Native American gaming market. Since January 2005, Mr. Niebur’s duties for Wyncrest Capital, Inc. have also included acting as Chief Financial Officer and Secretary of Ready Credit Corporation (Pink Sheets: RCTC). From August 1997 until July 2000, Mr. Niebur was the controller for Vital Images, Inc., a developer and marketer of medical visualization and analysis software, in Plymouth, Minnesota.

John J. Macias is the president of Entrx’s wholly owned operating subsidiary, Metalclad Insulation Corporation. Mr. Macias has been employed by Metalclad Insulation Corporation since 1971 in various positions, including labor superintendent from 1985 until April 14, 2004, when he became its president and chief executive officer.

Each officer of Entrx and Metalclad Insulation Corporation is elected to serve at the discretion of the Board of Directors of each corporation.

Reporting Under Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors of Entrx, and persons who beneficially own more than 10 percent of Entrx's outstanding shares of Common Stock, to file initial reports of ownership and reports of changes in ownership of securities of Entrx with the Securities and Exchange Commission (“SEC”) and the NASDAQ Stock Market. Officers, directors and persons owning more than 10 percent of Entrx's outstanding Common Stock are required by SEC regulation to furnish Entrx with copies of all Section 16(a) forms filed. Based solely on a review of the copies of such reports and amendments thereto furnished to or obtained by Entrx or written representations that no other reports were required, Entrx believes that during the year ended December 31, 2005, all filing requirements applicable to its directors, officers or beneficial owners of more than 10 percent of Entrx's outstanding shares of Common Stock were complied with except that Kenneth W. Brimmer and Joseph M. Caldwell were each granted options to purchase 10,000 shares of Entrx's common stock at $1.03 per share on May 10, 2004, and again on January 3, 2005 at $0.55 per share, for which they failed to timely file a Form 4 or Form 5..

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

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain compensation information for: (1) each person who served as the chief executive officer of Entrx at any time during the year ended December 31, 2005, regardless of compensation level, and each of our other executive officers, other than the chief executive officer, serving as an executive officer at December 31, 2005. The foregoing persons are collectively referred to in this Form 10-KSB as the “Named Executive Officers.” Compensation information is shown for fiscal years 2003, 2004 and 2005.

		Annual Compensation			Long Term Compensation Awards
Name/Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/SARs (#)	All Other Compensation ($)
Peter L. Hauser (1)
President and Chief	2005	75,000	—	—	—	10,000	—
Executive Officer	2004 2003	15,625 —	— —	— —	— —	200,000 —	— —

Brian D. Niebur
Treasurer and Chief	2005	75,000	—	—	—	—	—
Financial Officer	2004 2003	75,000 75,000	— —	— —	— —	— 20,000	— —

John J. Macias(2)	2005	160,000	—	—	—	—	—
President of Metalclad	2004	139,022	—	—	—	—	—
Insulation Corporation	2003	108,150	—	—	—	—	—

(1)	Commenced employment on October 15, 2004, and is entitled to an annual salary of $75,000.
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

Option Grants in Last Fiscal Year

The following table provides certain information regarding options to purchase shares of our common stock granted to the Named Executive Officers during the year ended December 31, 2005.

Individual Grants
	Number of Securities Underlying Options/SARs Granted	Percentage of Total Options/SARs Granted to Employees in	Exercise or Base Price	Expiration	Potential Realizable Value of Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
Name	(#)	Fiscal Year 2005	($/Share)	Date	5% ($)	10% ($)
Peter L. Hauser	10,000	100%	$0.55	12/31/09	1,264	3,036
Brian D. Niebur	-----	-----	N/A	N/A	N/A	N/A
John J. Macias	-----	-----	N/A	N/A	N/A	N/A

(1)	On January 3, 2005 (the grant date of Mr. Hauser’s option), the closing bid price of Entrx’s common stock on the NASDAQ Small Cap Market was $0.53 per share.

Aggregated Option Exercises and Year End Option Values

The following table provides certain information regarding the exercise of stock options to purchase shares of our common stock during the year ended December 31, 2005, by the Named Executive Officers, and the fiscal year-end value of stock options held by such officers.

Name	Shares Acquired on Exercise (#)	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year End (#) (Exercisable/Unexercisable)		Value of Unexercised In-the-Money Options/SARs at Fiscal Year End ($) (Exercisable/Unexercisable)(1)
Peter L. Hauser	None	210,000	-	-	-
Brian D. Niebur	None	70,000	-	-	-
John J. Macias	None	14,750	-	-	-

(1)
Based on a fiscal year end of December 31, 2005 and a closing bid price on the NASDAQ small cap market of $0.18 per share on December 31, 2005. The value of in-the-money options is calculated as the difference between the fair market value of the Common Stock underlying the options at fiscal year end and the exercise price of the options. Exercisable options refer to those options that are exercisable as of December 31, 2005, while unexercisable options refer to those options that become exercisable at various times thereafter.

Director Compensation

In March 2002, the Board of Directors established a plan whereby each member of Entrx's Board of Directors would receive a stock option for 10,000 shares of Entrx's common stock in January of each year, at the then fair market value of the shares. In furtherance of such plan on January 3, 2005, the Stock Options Committee granted options to Peter L. Hauser, Kenneth W. Brimmer, and Joseph M. Caldwell and E. Thomas Welch, to each purchase 10,000 shares of Entrx’s common stock at $0.55 per share, when the fair market value of those shares as reported on the NASDAQ Market System as of January 3, 2005 was $0.55. As an inducement to his joining the Company’s Board of Directors, on January 3, 2005, the Company granted E. Thomas Welch options to purchase 15,000 shares of Entrx’s common stock at $0.55 per share. All options were granted under Entrx’s 2000 Omnibus Stock Option and Incentive Plan, as amended in 2002, which plan and amendment were approved by Entrx’s shareholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Share Ownership of Officers and Directors

The following table sets forth certain information as of May 16, 2006, with respect to the shares of common stock beneficially owned by: (i) each director; (ii) each executive officer; and (iii) all current executive officers (regardless of salary and bonus level) and directors as a group. The address for each shareholder is 800 Nicollet Mall, Suite 2690, Minneapolis, MN 55402, except for Mr. Macias whose address is 2198 South Dupont Drive, Anaheim, CA 92806. Unless otherwise indicated, the shareholders listed in the table below have sole voting and investment powers with respect to the shares indicated:

Name of Beneficial Owner	Number of Common Shares Beneficially Owned	Percentage of Outstanding Shares(8)
Peter L. Hauser	972,075(1)	11.8%
Kenneth W. Brimmer	190,000(2) (3)	2.4%
Joseph M. Caldwell	90,000(3)	1.1%
E. Thomas Welch	25,000(4)	*
Brian D. Niebur	70,000(5)	*
John J. Macias	14,750 (6)	*
All executive officers and directors as a group (6 persons)	1,361,825(7)	16.0%

*	Less than 1%

(1)	Includes 260,000 shares that Mr. Hauser may acquire upon the exercise of outstanding stock options and warrants.
(2)
Includes 15,000 shares which are owned by Mr. Brimmer's Individual Retirement Account, and 15,000 shares which are owned by the Individual Retirement Account of Mr. Brimmer's spouse, and to which he disclaims any beneficial interest.

(3)	Includes 90,000 shares that each of Messrs. Brimmer and Caldwell have the right to acquire upon the exercise of outstanding stock options.
(4)	Includes 25,000 shares that Mr. Welch may acquire upon the exercise of outstanding stock options.
(5)	Includes 70,000 shares which Mr. Niebur may acquire upon the exercise of outstanding stock options.
(6)	Includes 14,750 shares which Mr. Macias may acquire upon the exercise of outstanding stock options.
(7)	Assumes that each shareholder listed exercised all options available to that person which would vest as of July 15, 2006.
(8)
The percentage of outstanding shares of common stock as shown in the table above is calculated on 7,951,147 shares outstanding, as of May 16, 2006, plus it assumes in each case that the shareholder exercised all vested options available to that person as of July 15, 2006.

Share Ownership of Certain Beneficial Owners

The following table sets forth the name, address, number of shares of Entrx's common stock beneficially owned, and the percentage of the outstanding shares of common stock such shares represent, of each person or group of persons, known by Entrx to beneficially own more than 5% of Entrx's outstanding common stock as of May 16, 2006. Unless otherwise indicated, the shareholders listed in the table below have sole voting and investment powers with respect to the shares indicated:

Name and Address of Beneficial Owner	Number of Common Shares Beneficially Owned	Percentage of Outstanding Shares (6)
Wayne W. Mills 5020 Blake Road Edina, MN 55436	1,770,000 (1)	22.1

Peter L. Hauser 16913 Kings Court Lakeville, MN 55044	972,075 (2)	11.8

Grant S. Kesler 3739 Brighton Point Drive Salt Lake City, UT 84121	764,335 (3)	8.9

Anthony C. Dabbene 26921 Magnolia Court Laguna Hills, CA 92653	487,200 (4)	5.8

George W. Holbrook, Jr. 1157 S.W. 30th Street Suite E Box 1938 Palm City, FL 34991	551,615 (5)	6.9

James R. McGoogan 1157 S.W. 30th Street Suite E Box 1938 Palm City, FL 34991	487,740 (5)	6.1

Bradley Resources Company 1157 S.W. 30th Street Suite E Box 1938 Palm City, FL 34991	476,255 (5)	5.9

(1)
Includes 400,000 shares which are owned by Blake Capital Partners, LLC, which is owned by Mr. Mills, 400,000 shares which are owned by Mr. Mills Individual Retirement Account, 50,000 shares which Mr. Mills may purchase under currently exercisable options at prices ranging from $0.50 to $2.50 per share, and 275,000 shares which are owned by Mr. Mills' spouse and to which Mr. Mills disclaims beneficial ownership. Mr. Mills has pledged 500,000 shares to secure a loan from Entrx. (See “CERTAIN TRANSACTIONS — Loan to Affiliate of Wayne Mills”).

(2)
Includes warrant to purchase 50,000 shares exercisable at $0.50 per share through February 12, 2008, and 10,000 shares which Mr. Hauser may purchase under currently exercisable options at $0.55 per share.

(3)	Includes 620,000 shares which Mr. Kesler may purchase under currently exercisable options at prices ranging from $2.00 to $3.00 per share.
(4)	Includes 450,000 shares which Mr. Dabbene may purchase under currently exercisable options at prices ranging from $2.00 to $3.00 per share.
(5)
As reported in a Form 13-G on January 7, 2005, Messrs. Holbrook and McGoogan own 75,360 and 11,485 shares, respectively, of our common stock and are both partners of Bradley Resources Company with shared voting and dispositive power with respect to the 476,255 shares owned by Bradley Resources Company. Included in the shares owned by Mr. Holbrook is a warrant to purchase 50,000 shares, and included in the shares owned by Bradley Resources Company is a warrant for the purchase of 100,000 shares. Bradley Resources Company, Mr. Holbrook and Mr. McGoogan may be considered to be a “group” as defined under Rule 13d-5 of the Securities Exchange Act of 1934, with the power to vote and dispose of an aggregate of 563,100 shares of our common stock, or 7.0% of our common stock.

(6)
The percentage of outstanding shares of common stock shown in the table above is calculated based upon 7,951,147 shares outstanding as of the close of business May 16, 2006, plus it assumes in each case that the shareholder exercised all options available to that person that would vest within 60 days thereafter.

Equity Compensation Plan Information

The following table sets forth as of December 31, 2005, the total number of shares of our common stock which may be issued upon the exercise of outstanding stock options and other rights under compensation plans approved by the shareholders, and under compensation plans not approved by the shareholders. The table also sets forth the weighted average purchase price per share of the shares subject to those options, and the number of shares available for future issuance under those plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,134,040 (1)	$2.23	473,600

Equity compensation plans not approved by security holders	875,000(2)	$3.68	None

Total	3,009,040	$2.65(3)	473,600

____________________
(1)
Options for 1,676,400 shares have been granted under Entrx’s 2000 Omnibus Stock Option and Incentive Plan (the “2000 Plan”) which was approved by Entrx’s shareholders. The remaining options for 457,640 shares were granted under similar plans which were previously adopted and approved by the shareholders, and which have been terminated.

(2)
Options for 100,000 shares were granted at various times from January 1996 through February 1998 to 4 employees (72,500 shares) and to two other persons who were not directors or employees (27,500 shares). The options are exercisable at prices ranging from $15.00 to $45.00 per share. Warrants for 775,000 shares have been issued from March 1, 2001 through December 31, 2005, to nine persons in connection with various financings, services and concessions. The warrants are exercisable at prices ranging from $0.50 to $1.50 per share, some of which are subject to price adjustments under the anti-dilution provisions of the warrants.

(3)	The prices at which all options are exercisable range from $0.50 to $45.00 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Loan to Affiliate of Wayne Mills

On December 10, 2001, Entrx loaned Blake Capital Partners, LLC (“Blake Capital”), a Minnesota limited liability company, $1,250,000 under a non-recourse secured note (the “Note”). Blake Capital is wholly owned by Wayne W. Mills who later became a director, President and Chief Executive Officer of Entrx on February 13, 2002. The Note with interest at the rate of 6% per annum, was due June 10, 2002. Blake Capital had the right to extend the due date of the Note for up to 90 days, and on June 10, 2002, exercised that right. During the 90-day extension period and beyond, the rate of interest increased to 12% per annum. The Note was not repaid on the extended due date of September 8, 2002.

As security for the loan, Mr. Mills pledged 500,000 shares of Entrx's common stock, under the terms of a pledge agreement (the “Pledge Agreement”) dated as of December 10, 2001. In October 2002, Entrx spun off shares of Chiral Quest, Inc., now known as VioQuest Pharmaceuticals, Inc. (OTCBB: VQPH), common stock as a dividend to its shareholders, on the basis of one share of Chiral Quest, Inc. common stock for each two shares of Entrx common stock held as of October 11, 2002. Prior to the dividend, Chiral Quest, Inc. (then Surg II, Inc.) was a 90% owned subsidiary of Entrx. As a result of the dividend, Mr. Mills received 250,000 shares of the common stock of Chiral Quest, Inc., which were added to the 500,000 shares of Entrx’s common stock held as collateral for the loan.

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

Since the Note was non-recourse to Blake Capital, neither Blake Capital nor Mr. Mills had any personal liability under the Note, except for the interest on the Note, and Entrx's only recourse for repayment of the Note was the 500,000 shares of Entrx common stock, and 250,000 shares of Chiral Quest, Inc. common stock, pledged as security. The market value of the stock held as collateral never exceeded the principal balance of the Note since it became due, and the Board of Directors did not take any action to foreclose on the collateral.

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

Accordingly, for several months beginning in August 2003, the independent members of Entrx’s Board of Directors, constituting the Audit Committee, negotiated an amendment to the Note and Pledge Agreement with Blake Capital Partners and Mr. Mills, which culminated in the execution of an amendment to the Pledge Agreement (the “Amended and Restated Pledge Agreement”) which they believed to be beneficial to the Entrx. The Note as amended (the “New Note”) is in the principal amount of $1,496,370, and now provides for an October 31, 2007 due date, with interest at 2% over the prime rate established by Wells Fargo Bank, NA in Minneapolis, Minnesota, adjusted on March 1 and September 1 of each year, instead of the 12% rate established in the Note. Interest only is payable commencing March 1, 2004, and at the end of each six-month period thereafter. The New Note is now with full recourse to Blake, which has minimal assets, other than 500,000 common shares of the Company’s common stock and 250,000 shares of VioQuest Pharmaceuticals, Inc., all of which are being held by the Company as collateral for the New Note. The Amended and Restated Pledge Agreement does not require Entrx, nor permit Blake or Mr. Mills, to cancel the shares of Entrx’s common stock, and require Entrx to apply the value of those cancelled shares at $2.50 per share, to be applied against the principal balance of the amounts due. In addition, Mr. Mills has personally guaranteed the repayment of the New Note. Other financial obligations of Mr. Mills, including his guarantees of approximately $2,845,000 of our debt (not including the New Note) as of December 31, 2005, could impair his ability to fulfill his obligations as a guarantor of the New Note. Any amounts paid by Mr. Mills on his guarantees of our debt would reduce the obligations of Blake Capital Partners and Mr. Mills on the New Note by the same amount.

ITEM 13. EXHIBITS

(a)
The following exhibits are being filed with this Annual Report on Form 10-KSB and/or are incorporated by reference therein in accordance with the designated footnote references:

3.	Restated and Amended Certificate of Incorporation and Bylaws of the Company, and all amendments thereto. (1)

3.2	Amended and Restated Bylaws adopted February 14, 2002. (2)

3.3	Certificate of Amendment to Certificate of Incorporation effective June 25, 2002. (3)

4.1	Form of Certificate for Common Stock. (4)

10.1	Form of 1993 Omnibus Stock Option and Incentive Plan. (5)

10.2	Form of 1996 Omnibus Stock Option and Incentive Plan. (6)

10.3	Form of 2000 Omnibus Stock Option and Incentive Plan. (7)

10.4	Curtom-Metalclad Partnership Agreement and Amendment. (8)

10.5	Secured Promissory Note of Blake Capital Partners and Guarantee of Wayne W. Mills dated November 1, 2003. (9)

10.6	Amended and Restated Security and Pledge Agreement between Blake Capital Partners, Wayne W. Mills, Entrx Corporation and the escrow agent, Bruce Haglund, dated November 1, 2003. (10)

10.7	Pledge Agreement between the Company and Pandora Select Partners L.P. dated December 3, 2003. (11)

10.8	Settlement Agreement and Full Policy Release between the Company and one of its insurers dated June 22, 2004. (12)

10.9	Exchange Agreement between the Company and Pandora Select Partners, L.P. dated November 23, 2005. (Filed Herewith)

10.10	Amended and Restated Promissory Note, dated January 16, 2006, issued by the Company to Pandora Select Partners, L.P. to replace secured Convertible Promissory Note. (Filed Herewith)

14.	Code of Ethics (13)

21.	List of Subsidiaries of the Registrant. (14)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.          Section 1350 Certification.

(1)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by this reference.
(2)	Filed with the Company's Form 8-K on February 28, 2002 as Exhibit (v) and incorporated herein by this reference.
(3)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 as Exhibit 3.2 and incorporated herein by this reference.
(4)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 as Exhibit 4.1 and incorporated herein by this reference.
(5)	Filed with the Company’s Transition Report on Form 10-K for the five months ended May 31, 1993 and incorporated herein by this reference.
(6)  Filed with the Company’s Proxy Statement dated April 17, 1997 and incorporated herein by this reference.
(7)	Filed with the Company’s Proxy Statement dated October 20, 2000 and incorporated herein by this reference.
(8)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 as Exhibit 10.20 and incorporated herein by this reference.
(9)	Filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 as Exhibit 10.2 and incorporated herein by this reference.
(10)	Filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 as Exhibit 10.3 and incorporated herein by this reference.
(11)	Filed with the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003, on March 24, 2004 as exhibit 10.23 and incorporated herein by reference.
(12)	Filed with the Company's Form 8-K on June 25, 2004 as Exhibit 10.1 and incorporated herein by this reference.
(13)	Filed with the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003, on March 24, 2004 as exhibit 14 and incorporated herein by reference.
(14)	Filed with the Company's Annual Report on Form 10-K, for the year ended December 31, 2003, on March 24, 2004 as exhibit 21 and incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditors

On April 16, 2002, upon the recommendation and approval of the Audit Committee, Entrx engaged Virchow, Krause & Company, LLP (“Virchow Krause”), certified public accountants with an office in Minneapolis, Minnesota, to audit Entrx’s consolidated financial statements for 2002 and to perform other appropriate accounting services for Entrx as needed. Entrx had not previously engaged Virchow Krause on any matter. Virchow Krause was engaged directly by the Audit Committee to provide its services with respect to Entrx’s 2003, 2004 and 2005 fiscal years.

Audit Fees

Virchow Krause billed Entrx $57,990 and $61,100 for the annual audit of Entrx’s consolidated financial statements, and the review of Entrx’s consolidated financial statements included in Entrx’s quarterly reports on Form 10Q filed with the Securities and Exchange Commission, for the 2004 and 2005 fiscal years, respectively.

Audit-Related Fees

Virchow Krause billed Entrx $16,510 and $6,385 for assurance and related services provided to Entrx that are not included under the caption “Audit Fee” above, and were reasonably related to the performance of its audit or review of Entrx’s financial statements for the 2004 and 2005 fiscal year, respectively. Such services were provided in connection with review of a Form S-2 registration statement filing in April, 2004 and responses to SEC comment letters directed to the Company in connection with such filing.

Tax Fees

Virchow Krause billed Entrx $11,010 and $14,325 for services in connection with tax compliance, tax advice and tax planning for the 2004 and 2005 fiscal years, respectively. The services billed for in 2004 and 2005 were in connection with the preparation of Entrx’s federal and state income tax returns.

All Other Fees

No such services were provided or billed in 2004 or 2005.

Approval by Audit Committee

According to Entrx’s Audit Committee charter, all services provided to Entrx by its independent auditors must be pre-approved by the Audit Committee. The Audit Committee pre-approved of the engagement of Virchow Krause related to (i) the audit of the consolidated financial statements of Entrx for 2004 and 2005, and to provide its report thereon, (ii) the preparation of our 2004 and 2005 federal and state income tax returns, (iii) the review of our quarterly reports on Form 10Q filed in 2004 and 2005, and (iv) review of a Form S-2 registration statement filing and assistance with responses to SEC comment letters on the Form S-2 filing. No other services, other than those set forth in the foregoing sentence, were performed by Virchow Krause on our behalf in 2004 or 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTRX CORPORATION

By:	/s/ Brian D. Niebur
Brian D. Niebur
Chief Financial Officer
Date: May 22, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Peter L. Hauser	Chief Executive Officer and Chairman	May 22, 2006
Peter L. Hauser	(Principal Executive Officer)

/s/ Brian D. Niebur	Chief Financial Officer	May 22, 2006
Brian D. Niebur	(Principal Financial and Accounting Officer)

/s/ Kenneth W. Brimmer	Director	May 22, 2006
Kenneth W. Brimmer

/s/ Joseph M. Caldwell	Director	May 22, 2006
Joseph M. Caldwell

/s/ E. Thomas Welch	Director	May 22, 2006
E. Thomas Welch