Form 10QSB
period 2006-03-31
ENTRX CORP
filed 2006-05-22
CIK 13547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of May 4, 2006, the registrant had 7,951,147 shares outstanding of its Common Stock, $.10 par value.

Transitional Small Business Disclosure Format (check one): Yes ☐No ☒

ENTRX CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Consolidated Balance Sheets at March 31, 2006 (unaudited) and December 31, 2005 (audited)	1

Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2006 and 2005 (unaudited)	2

Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005 (unaudited)	3

Notes to Consolidated Financial Statements (unaudited)	4

Item 2. Management's Discussion and Analysis or Plan of Operation	9

Item 3. Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 6. Exhibits	19

SIGNATURES	19

References to “we”, “us”, “our”, “the registrant” and “the Company” in this quarterly report on Form 10-QSB shall mean or refer to Entrx Corporation and its consolidated subsidiary, Metalclad Insulation Corporation, unless the context in which those words are used would indicate a different meaning.

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements
ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	March 31, 2006	December 31, 2005
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$397,661	$413,395
Available-for-sale securities	161,981	142,925
Accounts receivable, less allowance for doubtful accounts of $11,000 as of March 31, 2006 and December 31, 2005	3,491,063	2,916,505
Costs and estimated earnings in excess of billings on uncompleted contracts	250,525	193,231
Inventories	127,865	135,391
Prepaid expenses and other current assets	97,782	243,364
Insurance claims receivable	7,500,000	8,000,000
Other receivables	515,722	540,136
Total current assets	12,542,599	12,584,947

Property, plant and equipment, net	355,909	363,910
Asset held for sale, net	1,979,047	1,979,047
Investment in unconsolidated affiliates	1,206,889	1,206,889
Shareholder note receivable, net of allowance of $250,000 as of March 31, 2006 and December 31, 2005	1,246,370	1,246,370
Insurance claims receivable	25,500,000	27,000,000
Other assets	75,596	75,596
	$42,906,410	$44,456,759

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Note payable to bank	$1,000,000	$775,000
Note payable - related party	150,000	-
Current portion of note payable	432,161	510,121
Current portion of long-term debt	86,326	85,875
Current portion of mortgage payable	38,914	39,946
Accounts payable	933,748	746,057
Accrued expenses	1,537,409	1,694,607
Reserve for asbestos liability claims	7,500,000	8,000,000
Billings in excess of costs and estimated earnings on uncompleted contracts	138,000	176,641
Total current liabilities	11,816,558	12,028,247

Long-term debt, less current portion	73,683	59,294
Note payable, less current portion	-	44,848
Reserve for asbestos liability claims	25,500,000	27,000,000
Mortgage payable, less current portion	1,452,366	1,460,732
Total liabilities	38,842,607	40,593,121

Shareholders’ equity:
Preferred stock, par value $1; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.10; 80,000,000 shares authorized; 8,405,947 and 7,951,147 issued and outstanding, respectively, at March 31, 2006 and December 31, 2005	840,595	840,595
Additional paid-in capital	70,257,746	70,257,746
Less treasury stock at cost, 454,800 shares at both March 31, 2006 and December 31, 2005	(380,765)	(380,765)
Accumulated deficit	(66,625,188)	(66,806,297)
Accumulated other comprehensive loss	(28,585)	(47,641)
Total shareholders’ equity	4,063,803	3,863,638
	$42,906,410	$44,456,759

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2006	2005

Contract revenues	$5,276,925	$3,048,765

Contract costs and expenses	4,489,210	2,496,322

Gross margin	787,715	552,443

Operating expenses:
Selling, general and administrative	566,420	671,951
Gain on disposal of property, plant and equipment	(867)	-
Total operating expenses	565,553	671,951

Operating income (loss)	222,162	(119,508)

Interest income	32,791	32,151
Interest expense	(73,844)	(106,505)

Net income (loss)	181,109	(193,862)

Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale securities	19,056	(24,774)

Comprehensive income (loss)	$200,165	$(218,636)

Weighted average number of common shares — basic and diluted	7,951,147	7,651,147

Income (loss) per share of common stock — basic and diluted	$0.02	$(0.03)

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2006	2005
	(unaudited)

Cash flows from operating activities:
Net income (loss)	$181,109	$(193,862)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	51,154	44,475
Gain on disposal of property, plant and equipment	(867)	-
Net interest income recorded on shareholder note receivable	30,440	22,981
Issuance of stock warrants related to note payable	-	10,463
Amortization of original issue discount	-	31,263
Changes in operating assets and liabilities:
Accounts receivable, net	(574,558)	(374,505)
Costs and estimated earnings in excess of billings on uncompleted contracts	(57,294)	(7,723)
Inventories	7,526	7,263
Prepaid expenses and other current assets	145,582	68,805
Other receivables	(6,026)	66,141
Accounts payable and accrued expenses	30,493	19,072
Billings in excess of costs and estimated earnings on uncompleted contracts	(38,641)	23,216
Net cash used in operating activities	(231,082)	(282,411)

Cash flows from investing activities:
Capital expenditures	(50,286)	-
Proceeds from sale of property, plant and equipment	8,000	-
Net cash used in investing activities	(42,286)	-

Cash flows from financing activities:
Proceeds from long-term debt	43,148	-
Payments on long-term debt	(28,308)	(38,840)
Net proceeds (payments) on note payable to bank	225,000	(825,000)
Proceeds from note payable -related party	150,000	-
Payments on note payable	(122,808)	(111,167)
Payments on mortgage payable	(9,398)	(10,789)
Payments on capital lease obligation	-	(5,052)
Net cash provided by (used in) financing activities	257,634	(990,848)

Decrease in cash and cash equivalents	(15,734)	(1,273,259)
Cash and cash equivalents at beginning of period	413,395	2,357,208
Cash and cash equivalents at end of period	$397,661	$1,083,949

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

1.     The accompanying unaudited consolidated financial statements of Entrx Corporation and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management all adjustments, consisting of normal recurring items, necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

2.     Certain accounts in the previous quarter’s consolidated financial statements have been reclassified for comparative purposes to conform with the current quarter consolidated financial statements. The reclassifications had no effect on net income (loss) or shareholders’ equity.

3.     The income (loss) per share amounts for the three months ended March 31, 2006 and March 31, 2005 were computed by dividing the net income (loss) by the weighted average shares outstanding during the applicable period. Dilutive common equivalent shares have not been included in the computation of diluted loss per share because their inclusion would be antidilutive. Antidilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic and diluted loss per share in subsequent periods.

All stock options and warrants were anti-dilutive as of March 31, 2006 and 2005.

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

	Aggregate fair value	Gross unrealized gains	Gross unrealized losses	Cost
Available for sale securities - March 31, 2006	$161,981	$-	$(28,585)	$190,566
Available for sale securities - December 31, 2005	$142,925	$-	$(47,641)	$190,566

The Company's net unrealized holding gain (loss) was $19,056 and $(24,774) for the three months ended March 31, 2006 and 2005, respectively.

On an ongoing basis, the Company evaluates its investments in available-for-sale securities to determine if a decline in fair value is other-than-temporary. When a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. Based on the investment and volatility of common stock in a publicly-traded company and the ability and the intent of the Company to hold the investment until a recovery of fair value, the Company believes that the cost of the investment is recoverable within a reasonable period of time. The Company also reviewed the stock price history of the investment and noted that for approximately 23% of the trading days in 2005 and for approximately 24% of the trading days from January 1, 2006 through May 10, 2006, the investment’s stock price was greater than or equal to the Company’s cost basis in the investment. Therefore, the impairment was not considered other-than-temporary at March 31, 2006.

The following table shows the gross unrealized losses and fair value of Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2006.

	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable equity securities	$161,981	$(28,585)	$-	$-	$161,981	$(28,585)
Total	$161,981	$(28,585)	$-	$-	$161,981	$(28,585)

The Company also has minority investments in privately held companies. These investments are included in investments in unconsolidated affiliates on the Consolidated Balance Sheets and are carried at cost unless the fair value of the investment below the cost basis is judged to be other-than-temporary. The Company monitors these investments for impairment and makes appropriate reductions in carrying values. At March 31, 2006 and December 31, 2005, the Company’s investments in unconsolidated affiliates consisted of an investment in Catalytic Solutions, Inc. valued at $450,000 and an investment in Clearwire Corporation valued at $756,889.

5.     Inventories, which consist principally of insulation products and related materials, are stated at the lower of cost (determined on the first-in, first-out method) or market.

6.     Due to the increase in real estate value in southern California and the resulting increase in the Company’s equity in its facility and the Company’s need for cash, the Company signed an agreement in December 2005 to sell its facilities in Anaheim, California for $3,900,000. The sale of the building was completed in April 2006. The cost basis of the building, land and building improvements was $2,080,082 as of March 31, 2006 and December 31, 2005 and accumulated depreciation of $101,035 as of March 31, 2006 and December 31, 2005, respectively, with an estimated gain on the sale of $1,738,000, and are considered held for sale. The Company will be leasing the facilities back for eight months and will recognize the gain on the sale in the three months ended June 30, 2006. The Company had a mortgage on the building of $1,491,280 and $1,500,678 as of March 31, 2006 and December 31, 2005, respectively, that was repaid upon the sale of the building. In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company has classified the building and land as assets held for sale on the balance sheets.

7.     Accrued expenses consist of the following:

	March 31, 2006	December 31, 2005
Accrued interest	$4,879	$3,344
Wages, bonuses and payroll taxes	212,026	135,858
Union dues	306,471	197,972
Accounting and legal fees	46,000	85,000
Insurance	239,059	256,084
Insurance settlement reserve	375,000	375,000
Accrued loss on projects	158,461	466,002
Other	195,513	175,347
	$1,537,409	$1,694,607

8.     On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS 123 (R) is effective for all share-based awards granted on or after September 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. We implemented SFAS No. 123(R) on January 1, 2006 using the modified prospective method. SFAS 123(R) did not have an impact on the Company’s consolidated financial statements since all of the Company’s outstanding stock options were fully vested at December 31, 2005.

As more fully described in our Annual Report on Form 10-KSB for the year ended December 31, 2005, the Company has granted stock options over the years to employees and directors under various stockholder approved stock option plans. At March 31, 2006, 2,220,960 stock options are outstanding. The fair value of each option grant was determined as of grant date, utilizing the Black-Scholes option pricing model.

In prior years, we applied the intrinsic-value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for the issuance of stock incentives to employees and directors. No compensation expense related to employees’ and directors’ stock incentives was recognized in the prior year consolidated financial statements, as all options granted under stock incentive plans had an exercise price equal to the market value of the underlying common stock on the date of grant, Had the Company applied the fair value recognition provisions of “SFAS” No. 123 “Accounting for Stock-Based Compensation,” to stock based employee compensation for periods prior to January , 2006, the Company’s net income (loss) would have changed to the pro forma amounts indicated below:

March 31, 2005
Net loss as reported	$(193,862)
Add: Stock-based employee compensation included in reported net income (loss), net of related tax effects	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(57,452)
Net loss pro forma	$(251,314)

Basic and diluted net income (loss) per share as reported	$(0.03)
Stock-based compensation expense	-
Basic and diluted net income (loss) per share pro forma	$(0.03)

The following significant assumptions were utilized to calculate the fair value information for options issued during the three months ended March 31, 2006 and 2005 utilizing the Black-Scholes pricing model:

	For the Three Months Ended March 31,
	2006	2005
Risk Free interest rate	N/A	2.77%
Expected life	N/A	3 years
Expected volatility	N/A	153%
Expected dividends	N/A	-

Expected volatility is based on implied volatility from historical volatility of our stock price. The Company uses historical Company and industry data along with implied data to estimate the expected option life, the expected forfeiture rate and the expected dividend yield. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury rate in effect at the time of grant.

9.     In June 2004, Metalclad Insulation Corporation, our wholly owned subsidiary, and Entrx Corporation, entered into a Settlement Agreement and Full Policy Release (the “Settlement Agreement”) releasing one of its insurers, Allstate Insurance Company (“Allstate”) from its policy obligations for a broad range of claims arising from injury or damage which may have occurred during the period March 15, 1980 to March 15, 1981, under an umbrella liability policy (the “Policy”). The Policy provided limits of $5,000,000 in the aggregate and per occurrence. Allstate claimed that liability under the Policy had not attached, and that regardless of that fact, an exclusion in the Policy barred coverage for virtually all claims of bodily injury from exposure to asbestos, which is of primary concern to Metalclad Insulation Corporation. Metalclad Insulation Corporation took the position that such asbestos coverage existed. The parties to the Settlement Agreement reached a compromise, whereby Metalclad Insulation Corporation received $2,500,000 in cash, and Metalclad Insulation Corporation and Entrx Corporation agreed to indemnify and hold harmless Allstate from all claims which could be alleged against the insurer respecting the policy, limited to $2,500,000 in amount. In February 2005, ACE Property & Casualty Company (and affiliated entities) commenced an action (the “Ace Lawsuit”) seeking declaratory relief to determine the extent of Metalclad Insulation Corporation’s insurance coverage for asbestos-related claims, including the effect of the Allstate Settlement Agreement on the insurance obligations of other insurers that have provided Metalclad Insulation Corporation with insurance coverage. On November 1, 2005, Metalclad Insulation Corporation received a cross complaint by Allstate, asking the court to determine the Company’s obligation to undertake and pay for the legal defense of Allstate in the ACE Lawsuit under the terms of the indemnification provisions of the Settlement Agreement. Metalclad has not accepted a tender by Allstate of the defense of the ACE Lawsuit, or its obligation to pay for such defense, and has taken the position that it has no legal obligation to do so.

Based on past experience related to asbestos insurance coverage, we believe that the Settlement Agreement we entered into in June 2004, will result in a probable loss contingency for future insurance claims based on the indemnification provision in the Agreement. Although we are unable to estimate the exact amount of the loss, we believe at this time the reasonable estimate of the loss will not be less than $375,000 or more than $2,500,000 (the $2,500,000 represents the maximum loss we would have based on the indemnification provision in the Settlement Agreement). Based on the information available to us, no amount in this range appears at this time to be a better estimate than any other amount. The $375,000 estimated loss contingency noted in the above range represents 15% of the $2,500,000 we received and is based upon our attorney’s informal and general inquiries to an insurance company of the cost for us to purchase an insurance policy to cover the indemnification provision we entered into. We recorded a reserve of $375,000 at the time we entered into the Agreement and nothing has come to our attention that would require us to record a different estimate at March 31, 2006.

10. In order to fund operations of the Company until the sale of the Company’s facilities in Anaheim, California was completed, on February 9, 2006 the Company borrowed $150,000 from Peter Hauser, the Company’s Chairman and Chief Executive Officer. The promissory note evidencing the loan was due and payable 10 days following written demand and bore interest at 2% over the prime interest rate as published in the Wall Street Journal (9.5% at March 31, 2006). The loan was secured by a deed of trust on the Company’s facilities in Anaheim, California, housing the industrial insulation services operations of the Company’s subsidiary, Metalclad Insulation Corporation. The Company repaid the loan and accrued interest upon the sale of the sale of the Company’s facilities in April 2006. (See Note 6)

11. Sales for the three months ended March 31, 2006 to i) Southern California Edison Company (“SCE”) under the strategic alliance program with Curtom-Metalclad were approximately $1,181,000, representing 22.4% of total revenues, ii) JE Merit Constructors, Inc. were approximately $535,000, representing 10.1% of total revenues and iii) Cleveland Wrecking Company were approximately $532,000, representing 10.1% of total revenues. Sales for the three months ended March 31, 2005 to Calpine Construction Management Company, Inc. (“Calpine”) and to JE Merit Constructors, Inc. were approximately $801,000 and $352,000, respectively, representing 26.2% and 11.5% of total revenues, respectively. Accounts receivable from SCE was approximately $395,000, accounts receivable from Exxon Mobile Corporation was approximately $437,000, and accounts receivable from Cleveland Wrecking Company was approximately $567,000, representing 11.3%, 12.5% and 16.2% of total accounts receivable, respectively, as of March 31, 2006. Accounts receivable from Cleveland Wrecking Company was approximately $444,000 at December 31, 2005 and accounts receivable from JE Merit Constructors, Inc. was approximately $495,000 at December 31, 2005.

12. The Company, through its subsidiary Metalclad Insulation Corporation, had a line of credit agreement with Far East National Bank which originally matured on October 28, 2004, which maturity date was extended to December 1, 2004, was further extended to January 14, 2005 and was further extended to January 27, 2005, bore interest at a floating rate based upon the bank’s prime rate plus 1%. The line of credit was collateralized by certain assets of the Company and personally guaranteed by the Company’s former President and Chief Executive Officer, Wayne Mills. Borrowings under the agreement were limited to $1,000,000 plus the amount of cash collateral posted, up to $500,000, in the form of a certificate of deposit at the bank.

On January 27, 2005, we renewed our line of credit with Far East National Bank. The renewed line of credit was for up to $1,000,000, subject to 80% of eligible accounts receivable as defined in the loan agreement, and bore interest at a floating rate based upon the bank’s prime rate plus 1.5% (9.25% at March 31, 2006). The line of credit was collateralized by certain assets of the Company and personally guaranteed by the Company’s former President and Chief Executive Officer, Wayne Mills. The new line of credit agreement with Far East National Bank originally matured on October 28, 2005, but in October 2005 the maturity date was extended to January 1, 2006 and was further extended to May 1, 2006 in December 2005.

At March 31, 2006 and December 31, 2005, $1,000,000 and $775,000, respectively, was outstanding on the credit agreement with available borrowings of $0 and $225,000, respectively. The loan terms stipulate that the Company maintain compliance with certain financial covenants and ratios, including minimum book value and cash flow ratios. At March 31, 2006, the Company was not in compliance with the minimum cash flow ratio and at December 31, 2005, the Company was not in compliance with the minimum cash flow ratio and the covenant requiring Entrx Corporation to maintain a tangible net worth of not less than $4,000,000. The Company has received a waiver from Far East National Bank with regards to the non-compliance of the minimum cash flow ratio as of December 31, 2005. The Company paid-off the line of credit in April 2006 with proceeds from the sale of the building (See Note 6), and did not obtain a waiver from the bank for the non-compliance at March 31, 2006.

13.     Our subsidiary, Metalclad Insulation Corporation, continues to be engaged in lawsuits involving asbestos-related injury or potential injury claims. The 199 claims made in 2005 were down from the 725, 590, 351 and 265 claims made in 2001, 2002, 2003 and 2004, respectively, although the average payment on these claims increased from $15,129 in 2002 to $21,849 in 2003, decreased to $15,605 in 2004 and increased to $21,178 in 2005, they have decreased to $7,360 for the three months ended March 31, 2006. There were 68 new claims made in the first three months of 2006, compared to 52 in the first three months of 2005. There were 493 cases pending at March 31, 2006. These claims are currently defended and covered by insurance.

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

Based on the trend of reducing asbestos-related injury claims made against the Company over the past four years, we have projected that approximately 533 asbestos-related injury claims will be made against the Company after December 31, 2005. These claims, in addition to the 507 claims existing as of December 31, 2005, totaled 1,040 current and future claims. Multiplying the average indemnity per resolved claim over the past five years of $20,056, times 1,040, we project the probable future indemnity to be paid on those claims after December 31, 2005 to be equal to approximately $21 million. In addition, multiplying an estimated cost of defense per resolved claim of approximately $13,500 times 1,040, we project the probable future defense costs to equal approximately $14 million. Accordingly, our total estimated future asbestos-related liability at December 31, 2005 was $35 million. These estimated liabilities are included as liabilities on our December 31, 2005 balance sheet.

We project that approximately 145 new asbestos-related claims will be commenced, and approximately 245 cases will be resolved, in 2006, resulting in an estimated 407 cases pending at December 31, 2006. Since we projected that an aggregate of 533 new cases would be commenced after December 31, 2005, and that 145 of these cases will be commenced in 2006, we would estimate that an aggregate of 388 new cases would be commenced after December 31, 2006. Accordingly, the cases pending and projected to be commenced in the future at December 31, 2006, would be 795 cases. Multiplying 795 claims times the approximate average indemnity paid and defense costs incurred per resolved claim from 2002 through 2005 of $33,500, we would estimate our liability for current and future asbestos-related claims at December 31, 2006 to be approximately $27,000,000. This amounts to a $8,000,000 reduction from the $35,000,000 liability we estimated as of December 31, 2005, or a $2,000,000 reduction per quarter. Accordingly, we are estimating our liability for current and future asbestos-related claims to be $33,000,000 at March 31, 2006, or $2,000,000 less than that estimated at December 31, 2005. We intend to use this method of determining our asbestos-related liability at the end of each of the first three quarters of 2006, unless our actual experience is significantly different, in which case we may adjust our estimated asbestos-related liability.

While the number of asbestos-related cases was higher than projected in the first quarter of 2006, our average indemnity paid on settled cases was lower. Multiplying the 68 cases commenced times the total of (i) the average indemnity paid on all resolved cases of $7,360, plus (ii) an estimated cost of defense per resolved claim of $13,500, equals approximately $1,420,000. We do not believe that these results are material enough to revise our estimates for 2006.

We intend to re-evaluate our estimate of future liability for asbestos claims at the end of each fiscal year, integrating our actual experience in that fiscal year with that of prior fiscal years since 2002. We estimate that the effects of economic inflation on either the average indemnity payment or the projected direct legal expenses will be approximately equal to a discount rate applied to our future liability based upon the time value of money.

Although defense costs are included in our insurance coverage, we expended $174,000, $304,000 and $188,000 in 2003, 2004 and 2005, respectively, and $61,000 in the three months ended March 31, 2006, relative to the asbestos claims, which is not covered by any insurance. These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies. We anticipate that this cost will continue. These costs are expensed as incurred.

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

We have engaged legal counsel to review all of our known insurance policies, and to provide us with the amount of coverage which such counsel believes to be probable under those policies for current and future asbestos-related injury claims against us. Such legal counsel has provided us with its opinion of the minimum probable insurance coverage available to satisfy asbestos-related injury claims, which significantly exceeds our estimated $35 million and $33 million future liability for such claims as of December 31, 2005 and March 31, 2006, respectively. This determination assumes that the insurance companies live up to what we believe is their obligation to continue to cover our exposure with regards to these claims. Based upon this determination of probability, we have recorded an insurance recovery as an asset equal to our projected asbestos-related liability.

14.     Supplemental disclosures of cash flow information:

Cash paid for interest was $72,309 and $70,464 for the three months ended March 31, 2006 and 2005, respectively.

15.     Subsequent event

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

Results of Operations: Three Months Ended March 31, 2006 and 2005

Revenue

Revenue for the three months ended March 31 2006 was $5,277,000, an increase as compared to $3,049,000 for the three months ended March 31, 2005. Revenues increased during the three months ended March 31, 2006 as compared with the three months ended March 31, 2005 due to the Company obtaining new maintenance contracts and the Company hiring additional project managers which allows the Company to bid on more projects compared to the year ago period and which ultimately increased the number of jobs in which we were the winning bidder. Inclement weather also impacted our revenues during the three months ended March 31, 2005 by delaying the completion of certain projects.

Cost of Revenue and Gross Margin

Cost of revenue was $4,489,000 for the three months ended March 31, 2006, as compared to $2,496,000 for the three months ended March 31, 2005. The gross margin percentage was approximately 14.9% for the three months ended March 31, 2006 as compared to 18.1% for the three months ended March 31, 2005. The decrease in the gross margin percentage during the three months ended March 31, 2006 as compared with the three months ended March 31, 2005 is primarily the result of the Company becoming more aggressive in bidding for projects.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended March 31, 2006 were $566,000 as compared to $672,000 for the comparable period ended March 31, 2005, a decrease of 15.7%. The decrease for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005, was primarily due to decreases in workers compensation insurance expense and legal fees, partially offset by an increase in labor expense.

Interest Income and Expense

Net interest expense for the three months ended March 31, 2006 was $41,000 as compared to net interest expense of $74,000 for the three months ended March 31, 2005, primarily due to a decrease in the average balance of the note payable, as well as no amortization of the original issue discount, of the note with Pandora Select Partners L.P. during the three months ended March 31, 2006.

Net Income (Loss)

We had net income of $181,000 for the three months ended March 31, 2006 as compared to a net loss of $194,000 for the three months ended March 31, 2005. The net income for the three months ended March 31, 2006 was primarily due to the increase in revenues and the associated increase in gross margin as compared to the three months ended March 31, 2005.

Liquidity and Capital Resources

As of March 31, 2006, we had $398,000 in cash and cash equivalents and $162,000 in available-for-sale securities. The Company had working capital of $726,000 as of March 31, 2006.

On January 27, 2005, our subsidiary, Metalclad Insulation Corporation, renewed its line of credit with Far East National Bank, Newport Beach, California, originally obtained in 2003. The renewed line of credit was for up to $1,000,000, subject to 80% of eligible accounts receivable as defined in the loan agreement, and bears interest at a floating rate based upon the bank’s prime rate plus 1.5% (9.25% at March 31, 2006). The new line of credit agreement with Far East National Bank originally matured on October 28, 2005, but the maturity date was extended to May 1, 2006. Metalclad Insulation Corporation also obtained a $1,596,000 mortgage on its facilities in Anaheim, California, from Far East National Bank that matured in October 2008, and bore interest at a floating rate based on the bank’s prime rate plus 1% (8.75% at March 31, 2006). The line of credit was collateralized by certain assets of the Company, including the Company’s operating facilities in the Anaheim California, and both the mortgage and the line of credit were personally guaranteed by the Company’s former President and Chief Executive Officer, Wayne Mills. At March 31, 2006, the Company had $1,000,000 outstanding on the line of credit.

Under the loan agreement with Far East National Bank we have made a number of warranties, representations and covenants, which if violated, would constitute an event of default under the loan agreement and allow Far East National Bank to call the loan immediately due. The covenants required, among other things, that Metalclad Insulation Corporation maintain a current ratio in excess of 1.25 to 1, a cash flow ratio in excess of 1.5 to 1, a tangible net worth of not less than $3,000,000, and a debt to worth ratio in excess of 2 to 1, and that Entrx Corporation maintain a tangible net worth of not less than $4,000,000. As of March 31, 2006, the last period a compliance check of the covenants was required, we were not in compliance with the minimum cash flow ratio and at December 31, 2005, the Company was not in compliance with the minimum cash flow ratio and the covenant requiring Entrx Corporation to maintain a tangible net worth of not less than $4,000,000. The Company received a waiver, through April 3, 2006, from Far East National Bank with regards to non-compliance of the minimum cash flow ratio as of December 31, 2005, but not as of March 31, 2006. The Company paid off the line of credit in April 2006 with proceeds from the sale of a building discussed below (See Note 6), and did not obtain a waiver from the bank for the non-compliance at March 31, 2006.

Due to the increase in real estate value in southern California and the resulting increase in the Company’s equity in its facility, and the Company’s need for cash, the Company signed an agreement in December 2005 to sell its facilities in Anaheim, California for $3,900,000. The sale of the building was completed in April 2006. The building, land and building improvements have a carrying value of $2,080,082 as of March 31, 2006 and December 31, 2005 and accumulated depreciation of $101,035 as of March 31, 2006 and December 31, 2005, respectively, with an estimated gain on the sale of $1,738,000, and are considered held for sale. The Company will be leasing the facilities back for eight months and will recognize the gain on the sale during the three months ended June 30, 2006. The Company had a first mortgage on the building of $1,491,280 and $1,500,678 as of March 31, 2006 and December 31, 2005, respectively, and a second mortgage on the building of $150,000 at March 31, 2006. The mortgages were repaid upon the sale of the building. After repayment of the lien of credit and mortgages, we had approximately $960,000 in cash to be used as working capital.

In December 2003, we issued a $1,300,000, 10% convertible promissory note to Pandora Select Partners L.P. The note was payable interest only through April 15, 2004, and thereafter is payable in equal monthly installments over the next 33 months. The note was convertible by the noteholder into common stock of the Company at $1.35 per share, and allowed us, subject to certain conditions and limitations, to make monthly installment payments with our common stock at a price per share approximating the then market value. In connection with the financing we issued a five year warrant for the purchase of 400,000 shares of the Company’s common stock at $1.50 per share (adjusted to $1.44), and granted the noteholder a security interest in securities of two closely-held companies. The proceeds of $1,300,000 were allocated between the note, and the fair value of the warrants based on using the Black Scholes pricing model. The resulting original issue discount, the fair value of the warrant, and the beneficial conversion of the note payable into common stock as defined in EITF 00-27 ("Application of Issue No. 98-5 to Certain Convertible Instruments"), was being amortized over the life of the note using the straight-line method, which approximates the interest method. In addition, we entered into a registration rights agreement whereby we agreed to file a registration statement with the U.S. Securities and Exchange Commission, covering the issuance or resale of the shares of the Company’s common stock which may be issued in connection with the note and warrant issued to the noteholder. In November 2005, the Company and the noteholder reached an agreement whereby the Company was to issue the noteholder 300,000 shares of the Company’s common stock in exchange for all of the warrants issued to the noteholder and an amendment to the note which eliminated the right of the noteholder to convert the note into the Company’s common stock. Under that agreement, the right of the Company to pay any amount due under the note by issuance of the Company’s common stock was eliminated and the registration rights agreement was also cancelled. The 300,000 shares of common stock issued to the noteholder had a value of $54,900 based upon the average price of the stock for the 5 days preceding and the five days following the date of the agreement. As a result of the cancellation of the warrants and the conversion provision, we expensed the remaining $148,325 of original issue discount, the fair value of the warrant, and the beneficial conversion of the note payable into common stock since this value exceeded the value of the 300,000 shares of common stock issued to the noteholder. The balance outstanding on the note at March 31, 2006 and December 31, 2005 was $432,161 and $554,969, respectively.

In an effort to increase shareholder value and to diversify from our insulation services business, we have made equity investments in several companies that are not in the insulation services business and which we believed had the ability to provide acceptable return on our investments. We currently have investments in two privately-held companies, Catalytic Solutions, Inc. and Clearwire Corporation, which we value at $450,000 and $757,000, respectively. Both of these companies are in the early stages of their business development. Our investments represent less than 5% ownership in each company and represent approximately 2.8% and 2.7% of the Company’s total assets at March 31, 2006 and December 31, 2005, respectively. Catalytic Solutions, Inc. manufactures and delivers proprietary technology that improves the performance and reduces the cost of catalytic converters. Clearwire Corporation is a provider of non-line-of-sight plug-and-play broadband wireless access systems. Either or both of these investments could be impaired in the future. We also own 190,566 shares of the common stock of VioQuest Pharmaceuticals, Inc., the common stock of which is publicly traded on the NASD Bulletin Board under the symbol “VQPH”. Of the 190,566 shares, 75,000 shares are subject to options exercisable by three current and former members of our Board of Directors at $1.25 per share. There is no market for the securities of Catalytic Solutions, Inc. or Clearwire Corporation.

Cash used in operations was $231,000 for the three months ended March 31, 2006 compared with cash used in operations of $282,000 for the three months ended March 31, 2005. For the three months ended March 31, 2006 the negative cash flow from operations was primarily the result of an increase in accounts receivable, partially offset by our net income and a decrease in prepaid expenses and other current assets. For the three months ended March 31, 2005 the negative cash flow from operations was primarily the result of funding our operating loss and an increase in accounts receivable. These uses of cash were partially offset by non-cash charges for depreciation and amortization, a decrease in other receivables and a decrease in prepaid expenses and other current assets.

Net investing activities used $42,000 and $0 of cash in the three months ended March 31, 2006 and 2005, respectively. For the three months ended March 31, 2006, we used cash of $50,000 for capital expenditures, primarily at our subsidiary, Metalclad Insulation Corporation. During the three months ended March 31, 2006, cash of $8,000 was provided by proceeds from sales of assets.

Cash provided by financing activities totaled $258,000 for the three months ended March 31, 2006 compared with cash used in financing activities of $991,000 for the comparable period in 2005. During the three months ended March 31, 2006, cash was provided by the note payable to bank, proceeds from a note to a related party and from long-term debt. During the three months ended March 31, 2006, we used cash for payments on our convertible note payable, and payments on our mortgage payable. During the three months ended March 31, 2005, we used cash to pay down our line of credit, payments on our convertible note payable, and payments on our mortgage payable. Payments on long-term borrowings used $28,000 and $39,000 of cash in the three months ended March 31, 2006 and 2005, respectively.

Our subsidiary, Metalclad Insulation Corporation, continues to be engaged in lawsuits involving asbestos-related injury or potential injury claims. The 199 claims made in 2005 were down from the 725, 590, 351 and 265 claims made in 2001, 2002, 2003 and 2004, respectively. There were 68 new claims made in the first three months of 2006, compared to 52 in the first three months of 2005, and 82 cases resolved in the first three months of 2006, compared to 114 cases resolved in the first three months of 2005. There were 493 cases pending at March 31, 2006 and 507 claims pending at December 31, 2005. The average indemnity payment on all resolved during each of said years has fluctuated from a high of $26,520 in 2001, to a low of $15,129 in 2002, and was $21,178 in 2005. These claims are currently defended and covered by insurance. We have projected that our future liability for currently outstanding and estimated future asbestos-related claims was approximately $48,500,000, $35,000,000 at December 31, 2004, and December 31, 2005, respectively.

We project that approximately 145 new asbestos-related claims will be commenced, and approximately 245 cases will be resolved, in 2006, resulting in an estimated 407 cases pending at December 31, 2006. Since we projected that an aggregate of 533 new cases would be commenced after December 31, 2005, and that 145 of these cases will be commenced in 2006, we would estimate that an aggregate of 388 new cases would be commenced after December 31, 2006. Accordingly, the cases pending and projected to be commenced in the future at December 31, 2006, would be 795 cases. Multiplying 795 claims times the approximate average indemnity paid and defense costs incurred per resolved claim from 2002 through 2005 of $33,500, we would estimate our liability for current and future asbestos-related claims at December 31, 2006 to be approximately $27,000,000. This amounts to a $8,000,000 reduction from the $35,000,000 liability we estimated as of December 31, 2005, or a $2,000,000 reduction per quarter. Accordingly, we are estimating our liability for current and future asbestos-related claims to be $33,000,000 at March 31, 2006, or $2,000,000 less than that estimated at December 31, 2005. We intend to use this method of determining our asbestos-related liability at the end of each of the first three quarters of 2006, unless our actual experience is significantly different, in which case we may adjust our estimated asbestos-related liability.

While the number of asbestos-related cases was higher than projected in the first quarter of 2006, our average indemnity paid on settled cases was lower. Multiplying the 68 cases commenced times the total of (i) the average indemnity paid on all resolved cases of $7,360, plus (ii) an estimated cost of defense per resolved claim of $13,500, equals approximately $1,420,000. We do not believe that these results are material enough to revise our estimates for 2006.

We have determined that it is probable that we have sufficient insurance to provide coverage for both current and future projected asbestos-related injury claims. This determination assumes that the current trend of reducing asbestos-related injury claims will continue and that the average indemnity and direct legal costs of each resolved claim will not materially increase. The determination also assumes that the insurance companies live up to what we believe is their obligation to continue to cover our exposure with regards to these claims. Several affiliated insurance companies have brought a declaratory relief action against our subsidiary, Metalclad, as well as a number of other insurers, to resolve certain coverage issues. (See Part II, Item 1, “Legal Proceedings - Asbestos-related Claims”)

We intend to re-evaluate our estimate of future liability for asbestos claims at the end of each fiscal year, integrating our actual experience in that fiscal year with that of prior fiscal years since 2002. We estimate that the effects of economic inflation on either the average indemnity payment or the projected direct legal expenses will be approximately equal to a discount rate applied to our future liability based upon the time value of money.

Although defense costs are included in our insurance coverage, we expended $174,000, $304,000 and $188,000 in 2003, 2004 and 2005, and $61,000 in the three-month period ended March 31, 2006, respectively, to administer the asbestos claims, which is not covered by any insurance. These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies. We anticipate that this cost will continue. These costs are expensed as incurred.

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

We have engaged legal counsel to review all of our known insurance policies, and to provide us with the amount of coverage which such counsel believes to be probable under those policies for current and future asbestos-related injury claims against us. Such legal counsel has provided us with its opinion of the minimum probable insurance coverage available to satisfy asbestos-related injury claims, which significantly exceeds our estimated $35 million and $33 million future liability for such claims as of December 31, 2005 and March 31, 2006, respectively.

On February 23, 2005 ACE Property & Casualty Company ("ACE"), Central National Insurance Company of Omaha ("Central National") and Industrial Underwriters Insurance Company ("Industrial"), which are all related entities, filed a declaratory relief lawsuit (“the ACE Lawsuit”) against Metalclad Insulation Corporation (“Metalclad”) and a number of Metalclad's other liability insurers, in the Superior Court of the State of California, County of Los Angeles. ACE, Central National and Industrial issued umbrella and excess policies to Metalclad, which has sought and obtained from the plaintiffs both defense and indemnity under these policies for the asbestos lawsuits brought against Metalclad during the last four to five years. The ACE Lawsuit seeks declarations regarding a variety of coverage issues, but is centrally focused on issues involving whether historical and currently pending asbestos lawsuits brought against Metalclad are subject to either an "aggregate" limits of liability or separate "per occurrence" limits of liability. Whether any particular asbestos lawsuit is properly classified as being subject to an aggregate limit of liability depends upon whether or not the suit falls within the "products" or "completed operations" hazards found in most of the liability policies issued to Metalclad. Resolution of these classification issues will determine if, as ACE and Central National allege, their policies are nearing exhaustion of their aggregate limits and whether or not other Metalclad insurers who previously asserted they no longer owed any coverage obligations to Metalclad because of the claimed exhaustion of their aggregate limits, in fact, owe Metalclad additional coverage obligations. The ACE Lawsuit also seeks to determine the effect of the settlement agreement between the Company and Allstate Insurance Company on the insurance obligations of various other insurers of Metalclad, and the effect of the “asbestos exclusion” in the Allstate policy. The ACE Lawsuit does not seek any monetary recovery from Metalclad. Nonetheless, we anticipate that we will incur attorneys fees and other associated litigation costs in defending the lawsuit and any counter claims made against us by any other insurers, and in prosecuting any claims we may seek to have adjudicated regarding our insurance coverage. In addition, the ACE Lawsuit may result in our incurring costs in connection with obligations we may have to indemnify Allstate under the Settlement Agreement. Allstate, in a cross-complaint filed against Metalclad Insulation Corporation in October, 2005, asked the court to determine the Company’s obligation to assume and pay for the defense of Allstate in the ACE Lawsuit under the Company’s indemnification obligations in the Settlement Agreement. The Company does not believe that it has any legal obligation to assume or pay for such defense.

In 2003 and 2004 the Judiciary Committee of the United States Senate considered legislation to create a privately funded, publicly administered fund to provide the necessary resources for an asbestos injury claims resolution program, and is commonly referred to as the “FAIR” Act. In 2005, a draft of the “FAIR” Act was approved by the Judiciary Committee, but the bill was rejected by the full Senate in February 2006, when a cloture motion on the bill was withdrawn. The latest draft of the “FAIR” Act calls for the fund to be funded partially by asbestos defendant companies, of which the Company is one, and partially by insurance companies. The bill could be reintroduced in the Senate. The bill could be reconsidered by the Senate in the future. The impact, if any, the “FAIR” Act will have on us if passed cannot be determined at this time although the latest draft of the legislation did not appear favorable to us.

The Company projects that cash flow generated through the operation of its subsidiary, Metalclad Insulation Corporation, and the net cash proceeds from the sale of its property in Anaheim, California, of approximately $950,000, will be sufficient to meet the Company’s cash requirements for at least the next twelve months.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our annual report for the year ended December 31, 2005. The accounting policies used in preparing our interim 2006 consolidated condensed financial statements are the same as those described in our annual report.

Our critical accounting policies are those both having the most impact to the reporting of our financial condition and results, and requiring significant judgments and estimates. Our critical accounting policies include those related to (a) revenue recognition, (b) investments in unconsolidated affiliates, (c) allowances for uncollectible notes and accounts receivable, (d) judgments and estimates used in determining the need for an accrual, and the amount, of our asbestos liability, and (e) evaluation and estimates of our probable insurance coverage for asbestos-related claims. Revenue recognition for fixed price insulation installation and asbestos abatement contracts are accounted for by the percentage-of-completion method, wherein costs and estimated earnings are included in revenues as the work is performed. If a loss on a fixed price contract is indicated, the entire amount of the estimated loss is accrued when known. Revenue recognition on time and material contracts is recognized based upon the amount of work performed. We have made investments in privately-held companies, which can still be considered to be in the startup or development stages. The investments at less than 20% of ownership are initially recorded at cost and the carrying value is evaluated quarterly. We monitor these investments for impairment and make appropriate reductions in carrying values if we determine an impairment charge is required based primarily on the financial condition and near-term prospects of these companies. These investments are inherently risky, as the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. Notes and accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on our evaluation of the financial condition of the noteholder or customer. Future changes in the financial condition of a noteholder or customer may require an adjustment to the allowance for uncollectible notes and accounts receivable. We have estimated the probable amount of future claims related to our asbestos liability and the probable amount of insurance coverage related to those claims. We offset proceeds received from our insurance carriers resulting from claims of personal injury allegedly related to asbestos exposure against the payment issued to the plaintiff. We never have access to the cash and the cash from the insurance company goes directly to the plaintiff. We never have control over any of the funds the insurance company issues to the plaintiff. Once a claim is settled, payment of the claim is normally made by the insurance carrier or carriers within 30 to 60 days. Changes in any of the judgments and estimates could have a material impact on our financial condition and results.

Item 3.  Controls and Procedures

We carried out an evaluation, with the participation of our chief executive and chief financial officers, of the effectiveness, as of March 31, 2006, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, made at the end of the period, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that there has been no significant change in such internal control, or other factors which could significantly affect such controls including any corrective actions with regard to significant deficiencies or material weaknesses, since our evaluation.

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

In addition, our management with the participation of our principal executive officer and principal financial officer or persons performing similar functions has determined that no change in our internal control over financing reporting occurred during the quarter ended March 31, 2006 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

The number of asbestos-related cases which have been initiated naming us (primarily our subsidiary, Metalclad Insulation Corporation) as a defendant had increased from approximately 254 in 1999 to 527 in 2000 and 725 in 2001. The number of cases filed decreased after 2001 to 590 in 2002, to 351 in 2003, to 265 in 2004 and to 199 in 2005. At December 31, 2001, 2002, 2003, 2004 and 2005, there were, respectively, approximately 1,009, 988, 853, 710 and 507 cases pending. Of the decrease from 710 cases pending at December 31, 2004 to 507 cases pending at December 31, 2005, were 80 cases which had been previously counted in error, so that the actual decrease for the year ended December 31, 2005 was 123 cases. There were 68 new claims made in the first three months of 2006, compared to 52 in the first three months of 2005. There were 493 cases pending at March 31, 2006. These claims are currently defended and covered by insurance.

Set forth below is a table for the years ended December 31, 2002, 2003, 2004 and 2005 and the three months ended March 31, 2006, which sets forth for each such period the approximate number of asbestos-related cases filed, the number of such cases resolved by dismissal or by trial, the number of such cases resolved by settlement, the total number of resolved cases, the number of filed cases pending at the end of such period, the total indemnity paid on all resolved cases, the average indemnity paid on all settled cases and the average indemnity paid on all resolved cases:

	2002	2003	2004	2005(2)	Three Months Ended March 31, 2006
New cases filed	590	351	265	199	68
Defense Judgments and dismissals	382	311	311	294	44
Settled cases	229	175	97	108	38
Total resolved cases (1)	611	486	408	402(2)	82
Pending cases (1)	988	853	710	503(3)	493
Total indemnity payments	$9,244,000	$10,618,700	$6,366,750	$8,513,750	$603,500
Average indemnity paid on settled cases	$40,366	$60,678	$65,637	$78,831	$15,882
Average indemnity paid on all resolved cases	$15,129	$21,849	$15,605	$21,178(3)	$7,360

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
(3) Of the decrease from 710 cases pending at December 31, 2004 to 507 cases pending at December 31, 2005, were 80 cases which had been previously counted in error, so that the actual decrease over the year ended December 31, 2005 was 123cases.

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

Based on the trend of reducing asbestos-related injury claims made against the Company over the past four years, we project that approximately 533 asbestos-related injury claims will be made against the Company after December 31, 2005, in addition to the 507 claims existing as of December 31, 2005, totaling 1,040 claims. Multiplying the average indemnity per resolved claim over the past five years of $20,056, times 1,040, we project the probable future indemnity to be paid on those claims after December 31, 2005 to be equal to approximately $21 million. In addition, multiplying an estimated cost of defense per resolved claim of approximately $13,500 times 1,040, we project the probable future defense costs to equal approximately $14 million. Accordingly, our total estimated future asbestos-related liability at December 31, 2005 was $35 million. These estimated liabilities are included as liabilities on our December 31, 2005 balance sheet.

We project that approximately 145 new asbestos-related claims will be commenced, and approximately 245 cases will be resolved, in 2006, resulting in 407 cases pending at December 31, 2006. Since we projected that an aggregate of 533 new cases would be commenced after December 31, 2005, and that 145 of these cases will be commenced in 2006, we would estimate that an aggregate of 388 new cases would be commenced after December 31, 2006. Accordingly, the cases pending and projected to be commenced in the future at December 31, 2006, would be 795 cases. Multiplying 795 claims times the approximate average indemnity paid on and defense costs incurred per resolved claim from 2002 through 2005 of $33,500, we would estimate our liability for current and future asbestos-related claims at December 31, 2006 to be approximately $27,000,000. This amounts to a $8,000,000 reduction from the $35,000,000 liability we estimated as of December 31, 2005, or a $2,000,000 reduction per quarter. Accordingly, we are estimating our liability for current and future asbestos-related claims to be $33,000,000 at March 31, 2006. We intend to use this method of determining our asbestos-related liability at the end of each of the first three quarters of 2006, unless our actual experience is significantly different, in which case we may adjust our estimated asbestos-related liability.

While the number of asbestos-related cases was higher than projected in the first quarter of 2006, our average indemnity paid on settled cases was lower. Multiplying the 68 cases commenced times the total of (i) the average indemnity paid on all resolved cases of $7,360, plus (ii) an estimated cost of defense per resolved claim of $13,500, equals approximately $1,420,000. We do not believe that these results are material enough to revise our estimates for 2006.

We intend to re-evaluate our estimate of future liability for asbestos claims at the end of each fiscal year, integrating our actual experience in that fiscal year with that of prior fiscal years since 2002. We estimate that the effects of economic inflation on either the average indemnity payment or the projected direct legal expenses will be approximately equal to a discount rate applied to our future liability based upon the time value of money. It is probable that we have adequate insurance to cover current and future asbestos-related claims, although such coverage cannot be assured.

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

Although defense costs are included in our insurance coverage, we expended $220,000, $174,000, $304,000 and $188,000 in 2002, 2003, 2004 and 2005, respectively, and $61,000 for the three months ended March 31, 2006, to administer the asbestos claims. These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies.

On February 23, 2005 ACE Property & Casualty Company ("ACE"), Central National Insurance Company of Omaha ("Central National") and Industrial Underwriters Insurance Company ("Industrial"), which are all related entities, filed a declaratory relief lawsuit (“the ACE Lawsuit”) against Metalclad Insulation Corporation (“Metalclad”) and a number of Metalclad's other liability insurers, in the Superior Court of the State of California, County of Los Angeles. ACE, Central National and Industrial issued umbrella and excess policies to Metalclad, which has sought and obtained from the plaintiffs both defense and indemnity under these policies for the asbestos lawsuits brought against Metalclad during the last four to five years. The ACE Lawsuit seeks declarations regarding a variety of coverage issues, but is centrally focused on issues involving whether historical and currently pending asbestos lawsuits brought against Metalclad are subject to either an "aggregate" limits of liability or separate "per occurrence" limits of liability. Whether any particular asbestos lawsuit is properly classified as being subject to an aggregate limit of liability depends upon whether or not the suit falls within the "products" or "completed operations" hazards found in most of the liability policies issued to Metalclad. Resolution of these classification issues will determine if, as ACE and Central National allege, their policies are nearing exhaustion of their aggregate limits and whether or not other Metalclad insurers who previously asserted they no longer owed any coverage obligations to Metalclad because of the claimed exhaustion of their aggregate limits, in fact, owe Metalclad additional coverage obligations. The ACE Lawsuit also seeks to determine the effect of the settlement agreement between the Company and Allstate Insurance Company on the insurance obligations of various other insurers of Metalclad, and the effect of the “asbestos exclusion” in the Allstate policy. The ACE Lawsuit does not seek any monetary recovery from Metalclad. Nonetheless, we anticipate that we will incur attorneys fees and other associated litigation costs in defending the lawsuit and any counter claims made against us by any other insurers, and in prosecuting any claims we may seek to have adjudicated regarding our insurance coverage. In addition, the ACE Lawsuit may result in our incurring costs in connection with obligations we may have to indemnify Allstate under the Settlement Agreement. Allstate, in a cross-complaint filed against Metalclad Insulation Corporation in October, 2005, asked the court to determine the Company’s obligation to assume and pay for the defense of Allstate in the ACE Lawsuit under the Company’s indemnification obligations in the Settlement Agreement. The Company does not believe that it has any legal obligation to assume or pay for such defense.

In 2003 and 2004 the Judiciary Committee of the United States Senate considered legislation to create a privately funded, publicly administered fund to provide the necessary resources for an asbestos injury claims resolution program, and is commonly referred to as the “FAIR” Act. In 2005, a draft of the “FAIR” Act was approved by the Judiciary Committee but was rejected by the full Senate in February 2006, when a cloture motion on the bill was withdrawn. The latest draft of the “FAIR” Act called for the fund to be funded partially by asbestos defendant companies, of which the Company is one, and partially by insurance companies. The bill could be reintroduced in the Senate. The bill could be reconsidered by the Senate in the future. The impact, if any, the “FAIR” Act will have on us if passed cannot be determined at this time although the latest draft of the legislation did not appear favorable to us.

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

In a related action, a default was entered against us in December, 2002, in favor of the same former employee referred to in the foregoing paragraph by the Mexican Federal Labor Arbitration Board, for an unspecified amount. The former employee was seeking in excess of $9,000,000 in damages as a result of his termination as an employee. The default was obtained without the proper notice being given to us, and was set aside in the quarter ended June 30, 2003. The Mexican Federal Labor Arbitration Board rendered a recommendation on December 13, 2004, to the effect that the former employee was entitled to an award of $350,000 from Entrx in connection with the termination of his employment. The award is in the form of a recommendation which has been affirmed by the Mexican Federal Court, but is only exercisable against assets of the Company located in Mexico. The Company has no assets in Mexico. The award does not represent a collectible judgment against the Company in the United States. Since the Company has no assets in Mexico, the likelihood of any liability based upon this award is remote, and we therefore believe that there is no potential liability to the Company at March 31, 2006 or December 31, 2005. The Company intends to continue to pursue its claims against the same employee for breach of contract, fraud, collusion and other causes of action in connection with the 1999 sale of one of the Company’s operating businesses in Mexico.

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

On February 27, 2004, we filed an action in Orange County Superior Court against American Home, National Union and Meyers-Reynolds for breach of contract, breach of the covenant of good faith and fair dealing, declaratory relief, reformation, injunctive relief, negligent and intentional misrepresentation and breach of fiduciary duty. During the three months ended March 31, 2005, the Company recorded an accrual of $75,000 related to this dispute. On May 2, 2005, we reached a settlement in principal with American Home and National Union which resulted in the payment by the Company to American Home of approximately $39,000 in the three months ended December 31, 2005 and will result in the Company paying an additional $45,000 in the three months ended June 30, 2006 which had been accrued at December 31, 2005. The Company is continuing to pursue its claims against its former insurance broker, Meyers-Reynolds, in this action.

Item 6.  Exhibits

Exhibits

31.1 Rule 13a-14(a) Certification of Chief Executive Officer.

31.2 Rule 13a-14(a) Certification of Chief Financial Officer.

32 Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTRX CORPORATION

Date: May 22, 2006	By:	/s/ Peter L. Hauser
Peter L. Hauser
Chief Executive Officer

Date: May 22, 2006	By:	/s/ Brian D. Niebur
Brian D. Niebur
Chief Financial Officer (Principal Accounting Officer)