Form 10QSB
period 2006-06-30
ENTRX CORP
filed 2006-08-14
CIK 13547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
Yes ☐  No ☒

As of August 1, 2006, the registrant had 8,001,147 shares outstanding of its Common Stock, $.10 par value.

Transitional Small Business Disclosure Format (check one): Yes  ☐     No ☒

ENTRX CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Consolidated Balance Sheets at June 30, 2006 (unaudited) and December 31, 2005 (audited)	1

Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2006 and 2005 (unaudited)	2

Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005 (unaudited)	3

Notes to Consolidated Financial Statements (unaudited)	4

Item 2. Management's Discussion and Analysis or Plan of Operation	10

Item 3. Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 6. Exhibits	21

SIGNATURES	22

References to “we”, “us”, “our”, “the registrant” and “the Company” in this quarterly report on Form 10-QSB shall mean or refer to Entrx Corporation and its consolidated subsidiary, Metalclad Insulation Corporation, unless the context in which those words are used would indicate a different meaning.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements
ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,610,370	$413,395
Available-for-sale securities	152,453	142,925
Accounts receivable, less allowance for doubtful accounts of $11,000 as of June 30, 2006 and December 31, 2005	2,670,108	2,916,505
Costs and estimated earnings in excess of billings on uncompleted contracts	606,487	193,231
Inventories	88,081	135,391
Prepaid expenses and other current assets	49,159	243,364
Insurance claims receivable	7,000,000	8,000,000
Other receivables	722,750	540,136
Total current assets	12,899,408	12,584,947

Property, plant and equipment, net	347,528	363,910
Asset held for sale, net	-	1,979,047
Investments in unconsolidated affiliates	1,206,889	1,206,889
Shareholder note receivable, net of allowance of $750,000 and $250,000 as of June 30, 2006 and December 31, 2005, respectively	746,370	1,246,370
Insurance claims receivable	34,000,000	27,000,000
Other assets	75,596	75,596
	$49,275,791	$44,456,759

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Note payable to bank	$-	$775,000
Current portion of note payable	-	510,121
Current portion of long-term debt	84,467	85,875
Current portion of mortgage payable	-	39,946
Accounts payable	697,826	746,057
Accrued expenses	1,112,294	1,694,607
Reserve for asbestos liability claims	7,000,000	8,000,000
Billings in excess of costs and estimated earnings on uncompleted contracts	111,099	176,641
Total current liabilities	9,005,686	12,028,247

Long-term debt, less current portion	76,145	59,294
Note payable, less current portion	-	44,848
Reserve for asbestos liability claims	34,000,000	27,000,000
Mortgage payable, less current portion	-	1,460,732
Total liabilities	43,081,831	40,593,121

Shareholders’ equity:
Preferred stock, par value $1; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.10; 80,000,000 shares authorized; 8,455,947 and 8,001,147 issued and outstanding, respectively, at June 30, 2006 and 8,405,947 and 7,951,147 issued and outstanding, respectively, at December 31, 2005	845,595	840,595
Additional paid-in capital	70,260,746	70,257,746
Less treasury stock at cost, 454,800 shares at both June 30, 2006 and December 31, 2005	(380,765)	(380,765)
Accumulated deficit	(64,493,503)	(66,806,297)
Accumulated other comprehensive loss	(38,113)	(47,641)
Total shareholders’ equity	6,193,960	3,863,638
	$49,275,791	$44,456,759

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Contract revenues	$3,696,901	$4,008,690	$8,973,826	$7,057,455

Contract costs and expenses	3,179,955	3,260,555	7,669,165	5,756,877

Gross margin	516,946	748,135	1,304,661	1,300,578

Operating expenses:
Selling, general and administrative	555,761	644,871	1,122,181	1,316,822
Change in allowance on shareholder note receivable	500,000	-	500,000	-
(Gain) loss on disposal of property, plant and equipment	(1,985)	882	(2,852)	882
Total operating expenses	1,053,776	645,753	1,619,329	1,317,704

Operating income (loss)	(536,830)	102,382	(314,668)	(17,126)

Interest income	43,913	33,434	76,704	65,585
Interest expense	(25,378)	(104,821)	(99,222)	(211,326)
Gain on sale of building, land and building improvements	1,724,980	-	1,724,980	-
Other income - settlement (Note 15)	925,000	-	925,000	-

Net income (loss)	2,131,685	30,995	2,312,794	(162,867)

Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale securities	(9,528)	5,717	9,528	(19,057)

Comprehensive income (loss)	$2,122,157	$36,712	$2,322,322	$(181,924)

Weighted average number of common shares — basic and diluted	7,964,334	7,651,147	7,957,777	7,651,147

Income (loss) per share of common stock — basic and diluted	$0.27	$0.00	$0.29	$(0.02)

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2006	2005
	(unaudited)

Cash flows from operating activities:
Net income (loss)	$2,312,794	$(162,867)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	90,491	97,560
(Gain) loss on disposal of property, plant and equipment	(1,727,832)	882
Net interest income recorded on shareholder note receivable	(5,002)	(5,000)
Common stock issued for services	8,000	-
Issuance of stock warrants related to note payable	-	15,606
Amortization of original issue discount	-	62,526
Allowance on shareholder note receivable	500,000	-
Changes in operating assets and liabilities:
Accounts receivable	246,397	(461,638)
Costs and estimated earnings in excess of billings on uncompleted contracts	(413,256)	8,464
Inventories	47,310	37,287
Prepaid expenses and other current assets	194,205	122,789
Other receivables	(177,612)	(686,926)
Accounts payable and accrued expenses	(630,544)	16,039
Billings in excess of costs and estimated earnings on uncompleted contracts	(65,542)	38,880
Net cash provided by (used in) operating activities	379,409	(916,398)

Cash flows from investing activities:
Capital expenditures	(91,657)	(171,042)
Proceeds from sale of property, plant and equipment, net of expenses	3,724,427	2,000
Net cash provided by (used in) investing activities	3,632,770	(169,042)

Cash flows from financing activities:
Proceeds from long-term debt	72,495	73,176
Payments on long-term debt	(57,052)	(80,035)
Payments on note payable to bank	(775,000)	-
Payments on note payable	(554,969)	(225,136)
Payments on mortgage payable	(1,500,678)	(20,698)
Payments on capital lease obligation	-	(10,103)
Net cash used in financing activities	(2,815,204)	(262,796)

Increase (decrease) in cash and cash equivalents	1,196,975	(1,348,236)
Cash and cash equivalents at beginning of period	413,395	2,357,208
Cash and cash equivalents at end of period	$1,610,370	$1,008,972

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)

1. The accompanying unaudited consolidated financial statements of Entrx Corporation and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management all adjustments, consisting of normal recurring items, necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

2. Certain accounts in the previous quarter’s consolidated financial statements have been reclassified for comparative purposes to conform with the current quarter consolidated financial statements. The reclassifications had no effect on net income (loss) or shareholders’ equity.

3. The income (loss) per share amounts for the three and six months ended June 30, 2006 and June 30, 2005 were computed by dividing the net income (loss) by the weighted average shares outstanding during the applicable period. Dilutive common equivalent shares have not been included in the computation of diluted loss per share because their inclusion would be antidilutive. Antidilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic and diluted loss per share in subsequent periods.

All stock options and warrants were anti-dilutive as of June 30, 2006 and 2005 because their respective exercise prices were greater than the average market price of the common stock.

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

	Aggregate fair value	Gross unrealized gains	Gross unrealized losses	Cost
Available for sale securities - June 30, 2006	$152,453	$-	$(38,113)	$190,566
Available for sale securities - December 31, 2005	$142,925	$-	$(47,641)	$190,566

The Company's net unrealized holding gain (loss) was $(9,528) and $5,717 for the three months ended June 30, 2006 and 2005, respectively and $9,528 and $(19,057) for the six months ended June 30, 2006 and 2005, respectively.

On an ongoing basis, the Company evaluates its investments in available-for-sale securities to determine if a decline in fair value is other-than-temporary. When a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. Based on the investment and volatility of common stock in a publicly-traded company and the ability and the intent of the Company to hold the investment until a recovery of fair value, the Company believes that the cost of the investment is recoverable within a reasonable period of time. The Company also reviewed the stock price history of the investment and noted that for approximately 23% of the trading days in 2005 and for approximately 29% of the trading days from January 1, 2006 through June 30, 2006, the investment’s stock price was greater than or equal to the Company’s cost basis in the investment. Therefore, the impairment was not considered other-than-temporary at June 30, 2006.

The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2006.

	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable equity securities	$152,453	$(38,113)	$-	$-	$152,453	$(38,113)
Total	$152,453	$(38,113)	$-	$-	$152,453	$(38,113)

The Company also has minority investments in privately held companies. These investments are included in investments in unconsolidated affiliates on the Consolidated Balance Sheets and are carried at cost unless the fair value of the investment below the cost basis is judged to be other-than-temporary. The Company monitors these investments for impairment and makes appropriate reductions in carrying values. At June 30, 2006 and December 31, 2005, the Company’s investments in unconsolidated affiliates consisted of an investment in Catalytic Solutions, Inc. valued at $450,000 and an investment in Clearwire Corporation valued at $756,889. The Company did not note any impairment for the six months ended June 30, 2006.

5. Inventories, which consist principally of insulation products and related materials, are stated at the lower of cost (determined on the first-in, first-out method) or market.

6. Due to the increase in real estate value in southern California and the resulting increase in the Company’s equity in its facility and the Company’s then need for cash, the Company signed an agreement in December 2005 to sell its facilities in Anaheim, California for $3,900,000. The sale of the building was completed in April 2006. At the time of the sale the cost basis of the building, land and building improvements was $2,080,000 and accumulated depreciation was $101,000. The Company recorded a gain on the sale of $1,725,000 in the three months ended June 30, 2006. The Company is leasing the facilities back for eight months. The Company had a mortgage on the building of $1,500,000, including accrued interest of $9,000 at the time of sale, that was repaid upon the sale of the building. In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company classified the building and land as assets held for sale on the balance sheet as of December 31, 2005.

7. The Company increased its reserve against the note receivable from Blake Capital Partners, LLC by $500,000, for a total reserve of $750,000, based upon the Company’s estimation as to the collectibility of the note receivable as of June 30, 2006.

8. Accrued expenses consist of the following:

	June 30, 2006	December 31, 2005
Accrued interest	$-	$3,344
Wages, bonuses and payroll taxes	148,576	135,858
Union dues	198,018	197,972
Accounting and legal fees	30,000	85,000
Insurance	177,701	256,084
Insurance settlement reserve	375,000	375,000
Accrued loss on projects	12,000	466,002
Other	170,999	175,347
	$1,112,294	$1,694,607

9. On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS 123 (R) is effective for all share-based awards granted on or after September 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. We implemented SFAS No. 123(R) on January 1, 2006 using the modified prospective method. SFAS 123(R) did not have an impact on the Company’s consolidated financial statements since all of the Company’s outstanding stock options were fully vested at December 31, 2005 and no additional options were granted through June 30, 2006.

As more fully described in our Annual Report on Form 10-KSB for the year ended December 31, 2005, the Company has granted stock options over the years to employees and directors under various stockholder approved stock option plans. At June 30, 2006, 2,220,710 stock options are outstanding. The fair value of each option grant was determined as of grant date, utilizing the Black-Scholes option pricing model.

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

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income (loss) as reported	$30,995	$(162,867)
Add: Stock-based employee compensation included in reported net income (loss), net of related tax effects	-	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(12,789)	(70,241)
Net income (loss) pro forma	$18,206	$(233,108)

Basic and diluted net income (loss) per share as reported	$0.00	$(0.02)
Stock-based compensation expense	-	(0.01)
Basic and diluted net income (loss) per share pro forma	$0.00	$(0.03)

The following significant assumptions were utilized to calculate the fair value information for options issued during the three and six months ended June 30, 2006 and 2005 utilizing the Black-Scholes pricing model:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Risk Free interest rate	N/A	N/A	N/A	2.77%
Expected life	N/A	N/A	N/A	3.0 Years
Expected volatility	N/A	N/A	N/A	153%
Expected dividends	N/A	N/A	N/A	-

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

10. In June 2004, Metalclad Insulation Corporation, our wholly owned subsidiary, and Entrx Corporation, entered into a Settlement Agreement and Full Policy Release (the “Settlement Agreement”) releasing one of its insurers, Allstate Insurance Company (“Allstate”) from its policy obligations for a broad range of claims arising from injury or damage which may have occurred during the period March 15, 1980 to March 15, 1981, under an umbrella liability policy (the “Policy”). The Policy provided limits of $5,000,000 in the aggregate and per occurrence. Allstate claimed that liability under the Policy had not attached, and that regardless of that fact, an exclusion in the Policy barred coverage for virtually all claims of bodily injury from exposure to asbestos, which is of primary concern to Metalclad Insulation Corporation. Metalclad Insulation Corporation took the position that such asbestos coverage existed. The parties to the Settlement Agreement reached a compromise, whereby Metalclad Insulation Corporation received $2,500,000 in cash, and Metalclad Insulation Corporation and Entrx Corporation agreed to indemnify and hold harmless Allstate from all claims which could be alleged against the insurer respecting the policy, limited to $2,500,000 in amount. In February 2005, ACE Property & Casualty Company (and affiliated entities) commenced an action (the “Ace Lawsuit”) seeking declaratory relief to determine the extent of Metalclad Insulation Corporation’s insurance coverage for asbestos-related claims, including the effect of the Allstate Settlement Agreement on the insurance obligations of other insurers that have provided Metalclad Insulation Corporation with insurance coverage. On November 1, 2005, Metalclad Insulation Corporation received a cross complaint by Allstate, asking the court to determine the Company’s obligation to undertake and pay for the legal defense of Allstate in the ACE Lawsuit under the terms of the indemnification provisions of the Settlement Agreement. Metalclad has not accepted a tender by Allstate of the defense of the ACE Lawsuit, or its obligation to pay for such defense, and has taken the position that it has no legal obligation to do so.

Based on past experience related to asbestos insurance coverage, we believe that the Settlement Agreement we entered into in June 2004, will result in a probable loss contingency for future insurance claims based on the indemnification provision in the Agreement. Although we are unable to estimate the exact amount of the loss, we believe at this time the reasonable estimate of the loss will not be less than $375,000 or more than $2,500,000 (the $2,500,000 represents the maximum loss we would have based on the indemnification provision in the Settlement Agreement). Based on the information available to us, no amount in this range appears at this time to be a better estimate than any other amount. The $375,000 estimated loss contingency noted in the above range represents 15% of the $2,500,000 we received and is based upon our attorney’s informal and general inquiries to an insurance company of the cost for us to purchase an insurance policy to cover the indemnification provision we entered into. We recorded a reserve of $375,000 at the time we entered into the Agreement and nothing has come to our attention that would require us to record a different estimate at June 30, 2006.

11. In order to fund operations of the Company until the sale of the Company’s facilities in Anaheim, California was completed, on February 9, 2006 the Company borrowed $150,000 from Peter Hauser, the Company’s Chairman and Chief Executive Officer. The promissory note evidencing the loan was due and payable 10 days following written demand and bore interest at 2% over the prime interest rate as published in the Wall Street Journal (9.5% at March 31, 2006). The loan was secured by a deed of trust on the Company’s facilities in Anaheim, California, housing the industrial insulation services operations of the Company’s subsidiary, Metalclad Insulation Corporation. The Company repaid the loan and accrued interest upon the sale of the sale of the Company’s facilities in April 2006. (See Note 6)

12. Sales for the three and six months ended June 30, 2006 to i) Southern California Edison Company (“SCE”) under the strategic alliance program with Curtom-Metalclad were approximately $284,000 and $1,465,000, representing 7.7% and 16.3% of total revenues, respectively, ii) JE Merit Constructors, Inc. were approximately $718,000 and $1,254,000, representing 19.4% and 14.0% of total revenues, respectively, and iii) Cleveland Wrecking Company were approximately $793,000 and $1,325,000, representing 21.5% and 14.8% of total revenues, respectively. Sales for the three and six months ended June 30, 2005 to i) Calpine Construction Management Company, Inc. (“Calpine”) were approximately $1,162,000 and $1,963,000, respectively, representing 29.0% and 27.8% of total revenues, respectively, ii) JE Merit Constructors, Inc. were approximately $618,000 and $970,000, respectively, representing 15.4% and 13.7% of total revenues, respectively and iii) Cleveland Wrecking Company were approximately $437,000 and $566,000, respectively, representing 10.9% and 8.0% of total revenues, respectively. Accounts receivable from JE Merit Constructors, Inc. was approximately $353,000 and accounts receivable from Cleveland Wrecking Company was approximately $737,000, representing 13.2% and 27.5% of total accounts receivable, respectively, as of June 30, 2006. Accounts receivable from Cleveland Wrecking Company was approximately $444,000 at December 31, 2005 and accounts receivable from JE Merit Constructors, Inc. was approximately $495,000 at December 31, 2005, representing 15.2% and 16.9% of total accounts receivable, respectively.

13. The FASB has published FASB Interpretation (FIN) No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (SFAS) No. 109 (SFAS No. 109), Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

14. The Company, through its subsidiary Metalclad Insulation Corporation, had a line of credit agreement with Far East National Bank which matured on January 27, 2005, and which bore interest at a floating rate based upon the bank’s prime rate plus 1%. The line of credit was collateralized by certain assets of the Company and personally guaranteed by the Company’s former President and Chief Executive Officer, Wayne Mills. Borrowings under the agreement were limited to $1,000,000 plus the amount of cash collateral posted, up to $500,000, in the form of a certificate of deposit at the bank.

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

At December 31, 2005, $775,000 was outstanding on the credit agreement with available borrowings of $225,000. The loan terms stipulated that the Company maintain compliance with certain financial covenants and ratios, including minimum book value and cash flow ratios. At December 31, 2005, the Company was not in compliance with the minimum cash flow ratio and the covenant requiring Entrx Corporation to maintain a tangible net worth of not less than $4,000,000. The Company has received a waiver from Far East National Bank with regards to the non-compliance of the minimum cash flow ratio as of December 31, 2005. The Company paid-off the line of credit in April 2006 with proceeds from the sale of the building (See Note 6).

15. In October 1999, we completed the sale of our operating businesses and development project located in Aguascalientes, Mexico. That sale specifically excluded those Mexican assets involved in the Company’s NAFTA claim which was settled in 2001. Under the terms of the sale we received an initial cash payment of $125,000 and recorded a receivable for $779,000. In November, 2000, the Company filed a complaint in the Superior Court of California against a former employee, the U.S. parent of the buyer and its representative for breach of contract, fraud, collusion and other causes of action in connection with this sale seeking damages in the form of a monetary award. On May 31, 2006, Entrx Corporation entered into a Settlement Agreement with Ventana Global Environmental Organizational Partnership, L.P. and North America Environmental Fund, L.P. (collectively referred to as “Ventana”) whereby Ventana agreed to pay Entrx Corporation $1,250,000 in exchange for the dismissal with prejudice by Entrx Corporation of the law suit (the “Ventana Action”) filed by Entrx Corporation against Ventana and others in Orange County, California Superior Court. Entrx Corporation and Ventana also entered into a mutual release of all claims each may have had against the other. In addition, Entrx Corporation released Carlos Alberto de Rivas Oest and Geologic de Mexico S.A. de C.V., which were parties related to Ventana, and against whom Entrx Corporation had claims pending in Mexico. The Settlement Agreement does not limit claims that Entrx had or currently has against Javier Guerra Cisneros and Promotora Industrial Galeana, S.A. de C.V., which Entrx Corporation continues to pursue in Mexico. Javier Guerra Cisneros and Promotora Industrial Galeana, S.A. de C.V. were involved with the transactions which were the subject of the Ventana Action. Entrx Corporation received $925,000 net after payment of legal fees and expenses associated with the Ventana Action and the Settlement Agreement.

16. In June 2006 the Company repaid the remaining principal balance of $348,573 and accrued interest of $2,905 outstanding under the note issued to Pandora Select Partners L.P.

17. Our subsidiary, Metalclad Insulation Corporation, continues to be engaged in lawsuits involving asbestos-related injury or potential injury claims. The 199 claims made in 2005 were down from the 725, 590, 351 and 265 claims made in 2001, 2002, 2003 and 2004, respectively, although the average payment on these claims increased from $15,129 in 2002 to $21,849 in 2003, decreased to $15,605 in 2004 and increased to $21,178 in 2005. The average payment on claims was $11,679 for the six months ended June 30, 2006. There were 123 new claims made in the first six months of 2006, compared to 111 in the first six months of 2005. There were 485 cases pending at June 30, 2006. These claims are currently defended and covered by insurance.

The number of asbestos-related claims made against the Company since 2001 has reflected a relatively consistent downward trend from 2002 through 2005, as has the number of cases pending at the end of those years. We believe that it is probable that this trend will continue, although such continuance cannot be assured, particularly in view of what appears will be an increase in the number of claims which will be made in 2006 as compared to 2005. The average indemnity paid on all resolved claims has fluctuated over the past five-year period ended December 31, 2005 from a high of $26,520 in 2001, to a low of $15,129 in 2002, with an average indemnity payment of $20,056 over the same five-year period. Factoring in the average indemnity of $11,679 for the first six months of 2006, we have adjusted our projected average future indemnity per claim to be $19,300. We believe that the sympathies of juries, the aggressiveness of the plaintiffs’ bar and the declining base of potential defendants as the result of business failures, have tended to increase payments on resolved cases. This tendency, we believe, has been mitigated by the declining pool of claimants resulting from death, and the likelihood that the most meritorious claims have been ferreted out by plaintiffs’ attorneys and that the newer cases being brought are not as meritorious nor do they have as high a potential for damages as do cases which were brought earlier. We have no reason to believe, therefore, that the average future indemnity payments will increase materially in the future.

In addition, direct defense costs per resolved claim have increased from $9,407 in 2001 to $12,240 in 2005. We believe that these defense costs increased as a result of a change in legal counsel in 2004, and the more aggressive defense posture taken by new legal counsel since that change. We do not believe that the defense costs will increase materially in the future, and are projecting those costs to be approximately $13,500 per resolved claim.

Based on the trend of reducing asbestos-related injury claims made against the Company over the past four years, we previously projected that approximately 533 asbestos-related injury claims would be made against the Company after December 31, 2005. These claims, in addition to the 507 claims existing as of December 31, 2005, totaled 1,040 current and future claims. Multiplying the average indemnity per resolved claim over the past five years of $20,056, times 1,040, we previously projected the probable future indemnity to be paid on those claims after December 31, 2005 to be equal to approximately $21 million. In addition, multiplying an estimated cost of defense per resolved claim of approximately $13,500 times 1,040, we projected the probable future defense costs to equal approximately $14 million. Accordingly, our total estimated future asbestos-related liability at December 31, 2005 was $35 million. These estimated liabilities are included as liabilities on our December 31, 2005 balance sheet.

As of December 31, 2005, we projected that approximately 145 new asbestos-related claims would be commenced, and approximately 245 cases would be resolved, in 2006, resulting in an estimated 407 cases pending at December 31, 2006. Since we projected that an aggregate of 533 new cases would be commenced after December 31, 2005, and that 145 of these cases would be commenced in 2006, we estimated that an aggregate of 388 new cases would be commenced after December 31, 2006. Accordingly, the cases pending and projected to be commenced in the future at December 31, 2006, would be 795 cases. Multiplying 795 claims times the approximate average indemnity paid and defense costs incurred per resolved claim from 2002 through 2005 of $33,500, we had previously estimated our liability for current and future asbestos-related claims at December 31, 2006 to be approximately $27,000,000. This amounted to an $8,000,000 reduction from the $35,000,000 liability we estimated as of December 31, 2005, or a $2,000,000 reduction per quarter.

As of June 30, 2006 we have re-evaluated our estimates, based upon the fact that we previously estimated that there would be 145 asbestos-related claims made in 2006, and that 123 claims have already been made in the first half of 2006, and that we previously estimated that 245 claims would be resolved in 2006, and that 145 claims have already been resolved in the first six months of 2006. We now estimate that there will be 889 asbestos-related injury claims made against the Company after December 31, 2005. The 889 claims, in addition to the 507 claims existing as of December 31, 2005, totaled 1,396 current and future claims. There were 145 resolved claims in the first six months of 2006, which means that as of June 30, 2006, the Company estimates that there are 1,251 current and future claims. Multiplying the average indemnity per resolved claim over the past five and one half years of $19,300, times 1,251, we project the probable future indemnity to be paid on those claims after June 30, 2006 to be equal to approximately $24 million. In addition, multiplying an estimated cost of defense per resolved claim of approximately $13,500 times 1,251, we project the probable future defense costs to equal approximately $17 million. Accordingly, our total estimated future asbestos-related liability at June 30, 2006 was $41 million. These estimated liabilities are included as liabilities on our June 30, 2006 balance sheet.

As of June 30, 2006, we project that approximately 196 new asbestos-related claims will be commenced, and approximately 277 cases will be resolved, in 2006, resulting in an estimated 426 cases pending at December 31, 2006. Based upon these new estimate, we now project that an aggregate of 889 new cases will be commenced after December 31, 2005, and that 196 of these cases will be commenced in 2006, we estimate that an aggregate of 693 new cases will be commenced after December 31, 2006. Accordingly, the cases pending and projected to be commenced in the future at December 31, 2006, would be 1,119 cases. Multiplying 1,119 claims times the approximate average indemnity paid and defense costs incurred per resolved claim from 2002 through June 2006 of $32,800, we estimate our liability for current and future asbestos-related claims at December 31, 2006 to be approximately $37,000,000. This amounts to a $4,000,000 reduction from the $41,000,000 liability we estimated as of June 30, 2006, or a $2,000,000 reduction per quarter. Accordingly, we intend to reduce our asbestos-related liability at the quarter ended September 30, 2006, by $2,000,000 unless our actual experience is significantly different, in which case we may adjust our estimated asbestos-related liability.

We intend to re-evaluate our estimate of future liability for asbestos claims at the end of each fiscal year, or whenever actual results are materially different from our estimates, integrating our actual experience in that fiscal year with that of prior fiscal years since 2002. We estimate that the effects of economic inflation on either the average indemnity payment or the projected direct legal expenses will be approximately equal to a discount rate applied to our future liability based upon the time value of money.

Although defense costs are included in our insurance coverage, we expended $174,000, $304,000 and $188,000 in 2003, 2004 and 2005, respectively, and $86,000 and $141,000 in the three and six months ended June 30, 2006, respectively, relative to the asbestos claims, which is not covered by any insurance. These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies. We anticipate that this cost will continue. These costs are expensed as incurred.

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

We have engaged legal counsel to review all of our known insurance policies, and to provide us with the amount of coverage which such counsel believes to be probable under those policies for current and future asbestos-related injury claims against us. Such legal counsel has provided us with its opinion of the minimum probable insurance coverage available to satisfy asbestos-related injury claims, which significantly exceeds our estimated $35 million and $31 million future liability for such claims as of December 31, 2005 and June 30, 2006, respectively. This determination assumes that the insurance companies live up to what we believe is their obligation to continue to cover our exposure with regards to these claims. Based upon this determination of probability, we have recorded an insurance recovery as an asset equal to our projected asbestos-related liability.

18. Supplemental disclosures of cash flow information:

Cash paid for interest was $102,566 and $142,478 for the six months ended June 30, 2006 and 2005, respectively.

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

Results of Operations: Three and Six Months Ended June 30, 2006 and 2005

Revenue

Revenue for the three months ended June 30 2006 was $3,697,000, a decrease as compared to $4,009,000 for the three months ended June 30, 2005. Revenue for the six months ended June 30 2006 was $8,974,000, an increase as compared to $7,057,000 for the six months ended June 30, 2005. Revenues decreased during the three months ended June 30, 2006 as compared with the three months ended June 30, 2005 due to less new construction work in the power energy and petrochemical market in southern California. Revenues increased during the six months ended June 30, 2006 as compared with the six months ended June 30, 2005 due to the Company obtaining new maintenance contracts and the Company hiring additional project managers which allows the Company to bid on more projects compared to the year ago period and which ultimately increased the number of jobs in which we were the winning bidder. Inclement weather also impacted our revenues during the six months ended June 30, 2005 by delaying the completion of certain projects.

Cost of Revenue and Gross Margin

Cost of revenue was $3,180,000 for the three months ended June 30, 2006, as compared to $3,261,000 for the three months ended June 30, 2005. Cost of revenue was $7,669,000 for the six months ended June 30, 2006, as compared to $5,757,000 for the six months ended June 30, 2005. The gross margin percentage was approximately 14.0% for the three months ended June 30, 2006 as compared to 18.7% for the three months ended June 30, 2005. The gross margin percentage was approximately 14.5% for the six months ended June 30, 2006 as compared to 18.4% for the six months ended June 30, 2005. The decrease in the gross margin percentage during the three and six months ended June 30, 2006 as compared with the three and six months ended June 30, 2005 is primarily the result of the Company becoming more aggressive in bidding for projects because of competition.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended June 30, 2006 were $556,000 as compared to $645,000 for the comparable period ended June 30, 2005, a decrease of 13.8%. Selling, general and administrative expenses for the six months ended June 30, 2006 were $1,122,000 as compared to $1,317,000 for the comparable period ended June 30, 2005, a decrease of 14.8%. The decrease for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005, was primarily due to decreases in legal, labor and insurance expenses. The decrease for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005, was primarily due to decreases in legal and insurance expenses.

Change in Allowance on Shareholder Note Receivable

For the year ended December 31, 2004, we established a reserve of $250,000 against the note receivable from Blake Capital Partners, LLC (“Blake”). The reserve was established based upon the Company’s estimate of the collectibility of the note receivable. The Company increased the reserve by $500,000, for a total reserve of $750,000, against the note receivable during the three months ended June 30, 2006 based upon the Company’s estimate of the collectibility of the note receivable at that time.

Gain (Loss) on Disposal of Property, Plant and Equipment

Gain on the disposal of property plant and equipment was $2,000 and $3,000 for the three and six months ended June 30, 2006, respectively. For the three and six months ended June 30, 2005 the Company had a loss on disposal of property plant and equipment of $1,000.

Interest Income and Expense

Net interest income for the three months ended June 30, 2006 was $19,000 as compared to net interest expense of $71,000 for the three months ended June 30, 2005 and net interest expense for the six months ended June 30, 2006 was $23,000 as compared to net interest expense of $146,000 for the six months ended June 30, 2005, primarily due to a decrease in the average balance, as well as no amortization of the original issue discount, of the note with Pandora Select Partners L.P. during the three and six months ended June 30, 2006. In addition the note with Pandora Select Partners L.P., the line of credit and mortgage with Far East National Bank were all paid-off in the three months ended June 30, 2006.

Gain on Sale of Building, Land, and Building Improvements

Gain on sale of building, land and building improvements was $1,725,000 for the three and six months ended June 30, 2006. This gain was related to the sale of the Company’s facilities in Anaheim, California that houses the Company’s insulation operations.

Other Income

Other income for the three and six months ended June 30, 2006 was $925,000 related to the settlement agreement with Ventana Global Environmental Organizational Partnership, L.P. and North America Environmental Fund, L.P. (collectively referred to as “Ventana”) whereby Ventana agreed to pay Entrx Corporation $1,250,000 in exchange for the dismissal with prejudice by Entrx Corporation of the law suit (the “Ventana Action”) filed by Entrx Corporation against Ventana and others in Orange County, California Superior Court in November 2000. Entrx Corporation received $925,000 net after payment of legal fees and expenses associated with the settlement.

Net Income (Loss)

We had net income of $2,132,000 for the three months ended June 30, 2006 as compared to net income of $31,000 for the three months ended June 30, 2005. We had net income of $2,313,000 for the six months ended June 30, 2006 as compared to a net loss of $163,000 for the six months ended June 30, 2005. The net income for the three and six months ended June 30, 2006 was primarily due to the gain on the sale of our facilities in Anaheim, California and our settlement with Ventana Global Environmental Organizational Partnership, L.P. and North America Environmental Fund, L.P., partially offset by the increase in our reserve on the note receivable from Blake. An increase in revenues and the associated increase in gross margin also contributed to the increase in net income for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.

Liquidity and Capital Resources

As of June 30, 2006, we had $1,610,000 in cash and cash equivalents and $152,000 in available-for-sale securities. The Company had working capital of $3,894,000 as of June 30, 2006. We also own 190,566 shares of the common stock of VioQuest Pharmaceuticals, Inc., the common stock of which is publicly traded on the NASD Bulletin Board under the symbol “VQPH”. Of the 190,566 shares, 75,000 shares are subject to options exercisable by two current and one former member of our Board of Directors at $1.25 per share.

On January 27, 2005, our subsidiary, Metalclad Insulation Corporation, renewed its line of credit with Far East National Bank, Newport Beach, California, originally obtained in 2003. The renewed line of credit was for up to $1,000,000, subject to 80% of eligible accounts receivable as defined in the loan agreement, and bore interest at a floating rate based upon the bank’s prime rate plus 1.5%. The new line of credit agreement with Far East National Bank originally matured on October 28, 2005, but the maturity date was extended to May 1, 2006. Metalclad Insulation Corporation also obtained a $1,596,000 mortgage on its facilities in Anaheim, California, from Far East National Bank that matured in October 2008, and bore interest at a floating rate based on the bank’s prime rate plus 1%. The line of credit was collateralized by certain assets of the Company, including the Company’s operating facilities in the Anaheim California, and both the mortgage and the line of credit were personally guaranteed by the Company’s former President and Chief Executive Officer, Wayne Mills.

Under the loan agreement with Far East National Bank we made a number of warranties, representations and covenants, which if violated, would constitute an event of default under the loan agreement and allow Far East National Bank to call the loan immediately due. The covenants required, among other things, that Metalclad Insulation Corporation maintain a current ratio in excess of 1.25 to 1, a cash flow ratio in excess of 1.5 to 1, a tangible net worth of not less than $3,000,000, and a debt to worth ratio in excess of 2 to 1, and that Entrx Corporation maintain a tangible net worth of not less than $4,000,000. As of December 31, 2005, the Company was not in compliance with the minimum cash flow ratio and the covenant requiring Entrx Corporation to maintain a tangible net worth of not less than $4,000,000. The Company received a waiver, through April 3, 2006, from Far East National Bank with regards to non-compliance of the minimum cash flow ratio as of December 31, 2005. The Company paid off the line of credit in April 2006 with proceeds from the sale of a building discussed below (See Note 6).

Due to the increase in real estate value in southern California and the resulting increase in the Company’s equity in its facility, and the Company’s need for cash, the Company signed an agreement in December 2005 to sell its facilities in Anaheim, California for $3,900,000. The sale of the building was completed in April 2006. At the time of sale, the cost basis of the building, land and building improvements was $2,080,082 and accumulated depreciation was $101,035. The Company will be leasing the facilities back for eight months and recognized the gain on the sale during the three months ended June 30, 2006. The Company had a first mortgage on the building of $1,499,978, including accrued interest of $8,698, at the time of sale and a second mortgage on the building of $150,000 at the time of the sale. The mortgages were repaid upon the sale of the building. After repayment of the line of credit and mortgages, we had approximately $960,000 in cash to be used as working capital.

In December 2003, we issued a $1,300,000, 10% convertible promissory note to Pandora Select Partners L.P. The note was payable interest only through April 15, 2004, and thereafter was payable in equal monthly installments over the next 33 months. The balance outstanding on the note at December 31, 2005 was $554,969. In June 2006, the Company repaid the remaining principal balance of $348,573 and accrued interest of $2,905 outstanding under the note.

In an effort to increase shareholder value and to diversify from our insulation services business, we have made equity investments in several companies that are not in the insulation services business and which we believed had the ability to provide acceptable return on our investments. We currently have investments in two privately-held companies, Catalytic Solutions, Inc. and Clearwire Corporation, which we value at $450,000 and $757,000, respectively. Both of these companies are in the early stages of their business development. Our investments represent less than 5% ownership in each company and represent approximately 3.1% and 2.7% of the Company’s total assets at June 30, 2006 and December 31, 2005, respectively. Catalytic Solutions, Inc. manufactures and delivers proprietary technology that improves the performance and reduces the cost of catalytic converters. Clearwire Corporation is a provider of non-line-of-sight plug-and-play broadband wireless access systems. Either or both of these investments could be impaired in the future. There is no market for the securities of Catalytic Solutions, Inc. or Clearwire Corporation.

Cash provided by operations was $379,000 for the six months ended June 30, 2006 compared with cash used in operations of $916,000 for the six months ended June 30, 2005. For the six months ended June 30, 2006 the positive cash flow from operations was primarily the result of our net income, and a decrease in accounts receivable, partially offset by a decrease in accounts payable and accrued expenses and an increase in other receivables and costs and estimated earnings in excess of billings on uncompleted contracts. For the six months ended June 30, 2005 the negative cash flow from operations was primarily the result of funding our operating loss, and increases in accounts receivable and other receivables. The increase in other receivables is primarily related to an increase in cash held by our bonding company as security for completion bonds on some of our projects. The amount held by the bonding company totaled $590,000 on June 30, 2006. These uses of cash were partially offset by non-cash charges for depreciation and amortization and a decrease in prepaid expenses and other current assets.

Net investing activities provided $3,633,000 of cash in the six months ended June 30, 2006 and used $169,00 of cash in the six months ended June 30, 2005, respectively. For the six months ended June 30, 2006 and 2005, we used cash of $92,000 and $171,000, respectively, for capital expenditures, primarily at our subsidiary, Metalclad Insulation Corporation. During the six months ended June 30, 2006, cash of $3,724,000 was provided by proceeds from sales of assets, primarily related to the sale of the Company’s facilities in Anaheim, California. During the six months ended June 30, 2005, cash of $2,000 was provided by proceeds from sales of assets.

Cash used in financing activities totaled $2,815,000 for the six months ended June 30, 2006 compared with cash used in financing activities of $263,000 for the comparable period in 2005. During the six months ended June 30, 2006, cash was used to repay the line of credit note payable to bank, the mortgage payable on the building we sold and the Company’s note to Pandora Select Partners L.P. Proceeds from long-term debt provided cash during the six months ended June 30, 2006. During the six months ended June 30, 2005, we used cash for payments on our note payable to Pandora Select Partners L.P., payments on our capital lease obligation, and payments on our mortgage payable. Payments on long-term borrowings used $57,000 and $80,000 of cash in the six months ended June 30, 2006 and 2005, respectively.

On May 31, 2006, Entrx Corporation entered into a Settlement Agreement with Ventana Global Environmental Organizational Partnership, L.P. and North America Environmental Fund, L.P. (collectively referred to as “Ventana”) whereby Ventana agreed to pay Entrx Corporation $1,250,000 in exchange for the dismissal with prejudice by Entrx Corporation of the law suit (the “Ventana Action”) filed by Entrx Corporation against Ventana and others in Orange County, California Superior Court in November 2000. Entrx Corporation and Ventana also entered into a mutual release of all claims each may have had against the other. In addition, Entrx Corporation released Carlos Alberto de Rivas Oest and Geologic de Mexico S.A. de C.V., which were parties related to Ventana, and against whom Entrx Corporation had claims pending in Mexico. The Settlement Agreement does not limit claims that Entrx had or currently has against Javier Guerra Cisneros and Promotora Industrial Galeana, S.A. de C.V., which Entrx Corporation continues to pursue in Mexico. Javier Guerra Cisneros and Promotora Industrial Galeana, S.A. de C.V. were involved with the transactions which were the subject of the Ventana Action. Entrx Corporation received approximately $925,000 net after payment of legal fees and expenses associated with the Ventana Action and the Settlement Agreement.

Our subsidiary, Metalclad Insulation Corporation, continues to be engaged in lawsuits involving asbestos-related injury or potential injury claims. The 199 claims made in 2005 were down from the 725, 590, 351 and 265 claims made in 2001, 2002, 2003 and 2004, respectively. There were 123 new claims made in the first six months of 2006, compared to 111 in the first six months of 2005, and 145 cases resolved in the first six months of 2006, compared to 257 cases resolved in the first six months of 2005. There were 485 cases pending at June 30, 2006 and 507 claims pending at December 31, 2005. The average indemnity payment on all resolved claims during each of said years has fluctuated from a high of $26,520 in 2001, to a low of $15,129 in 2002, and was $21,178 in 2005. These claims are currently defended and covered by insurance. We have projected that our future liability for currently outstanding and estimated future asbestos-related claims was approximately $48,500,000 and $35,000,000, at December 31, 2004 and December 31, 2005, respectively.

As of December 31, 2005, we projected that approximately 145 new asbestos-related claims would be commenced, and approximately 245 cases would be resolved, in 2006, resulting in an estimated 407 cases pending at December 31, 2006. Since we projected that an aggregate of 533 new cases would be commenced after December 31, 2005, and that 145 of these cases would be commenced in 2006, we estimated that an aggregate of 388 new cases would be commenced after December 31, 2006. Accordingly, the cases pending and projected to be commenced in the future at December 31, 2006, would be 795 cases. Multiplying 795 claims times the approximate average indemnity paid and defense costs incurred per resolved claim from 2002 through 2005 of $33,500, we had previously estimated our liability for current and future asbestos-related claims at December 31, 2006 to be approximately $27,000,000. This amounted to an $8,000,000 reduction from the $35,000,000 liability we estimated as of December 31, 2005, or a $2,000,000 reduction per quarter.

As of June 30, 2006, we have re-evaluated our estimates, based upon the fact that we previously estimated that there would be 145 asbestos-related claims made in 2006, and that 123 claims have already been made in the first half of 2006, and that we previously estimated that 245 claims would be resolved in 2006, and that 145 claims have already been resolved in the first six months of 2006. In that re-evaluation, we have also taken into consideration that at June 30, 2006, the average indemnity paid on each claim over the past five and one-half years has decreased from $20,056 to $19,300. As of June 30, 2006, we now project that approximately 196 new asbestos-related claims will be commenced, and approximately 277 cases will be resolved, in 2006, resulting in an estimated 426 cases pending at December 31, 2006. Based upon these new estimates, we now project that an aggregate of 889 new cases will be commenced after December 31, 2005, and that 196 of these cases will be commenced in 2006, we estimate that an aggregate of 693 new cases will be commenced after December 31, 2006. Accordingly, the cases pending and projected to be commenced in the future at December 31, 2006, would be 1,119 cases. Multiplying 1,119 claims times the approximate average indemnity paid and defense costs incurred per resolved claim from 2002 through June 2006 of $32,800, we estimate our liability for current and future asbestos-related claims at December 31, 2006 to be approximately $37,000,000. This amounts to a $4,000,000 reduction from the $41,000,000 liability we estimated as of June 30, 2006, or a $2,000,000 reduction per quarter. Accordingly, we intend to reduce our asbestos-related liability at the quarter ended September 30, 2006, by $2,000,000 unless our actual experience is significantly different, in which case we may adjust our estimated asbestos-related liability.

We have determined that it is probable that we have sufficient insurance to provide coverage for both current and future projected asbestos-related injury claims. This determination assumes that the current trend of reducing asbestos-related injury claims will continue and that the average indemnity and direct legal costs of each resolved claim will not materially increase. The determination also assumes that the insurance companies live up to what we believe is their obligation to continue to cover our exposure with regards to these claims. Several affiliated insurance companies have brought a declaratory relief action against our subsidiary, Metalclad, as well as a number of other insurers, to resolve certain coverage issues. (See Part II, Item 1, “Legal Proceedings - Asbestos-related Claims”)

We intend to re-evaluate our estimate of future liability for asbestos claims at the end of each fiscal year, or whenever actual results are materially different from our estimates, integrating our actual experience in that fiscal year with that of prior fiscal years since 2002. We estimate that the effects of economic inflation on either the average indemnity payment or the projected direct legal expenses will be approximately equal to a discount rate applied to our future liability based upon the time value of money.

Although defense costs are included in our insurance coverage, we expended $174,000, $304,000 and $188,000 in 2003, 2004 and 2005, respectively, and $86,000 and $141,000 in the three and six months ended June 30, 2006 and 2005, respectively, to administer the asbestos claims, which is not covered by any insurance. These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies. We anticipate that this cost will continue. These costs are expensed as incurred.

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

We have engaged legal counsel to review all of our known insurance policies, and to provide us with the amount of coverage which such counsel believes to be probable under those policies for current and future asbestos-related injury claims against us. Such legal counsel has provided us with its opinion of the minimum probable insurance coverage available to satisfy asbestos-related injury claims, which significantly exceeds our estimated $35 million and $41 million future liability for such claims as of December 31, 2005 and June 30, 2006, respectively.

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

In 2003 and 2004 the Judiciary Committee of the United States Senate considered legislation to create a privately funded, publicly administered fund to provide the necessary resources for an asbestos injury claims resolution program, and is commonly referred to as the “FAIR” Act. In 2005, a draft of the “FAIR” Act was approved by the Judiciary Committee, but the bill was rejected by the full Senate in February 2006, when a cloture motion on the bill was withdrawn. An amended version of the 2006 “FAIR” Act (S 3274) was introduced in the Senate in May 2006, but has not been scheduled for a vote. A similar bill was introduced in the House (HR 1360) in March 2005, but was referred to a subcommittee in May 2005. The latest draft of the “FAIR” Act calls for the fund to be funded partially by asbestos defendant companies, of which the Company is one, and partially by insurance companies. The bill could be voted on by the Senate or the House at any time in the future. The impact, if any, the “FAIR” Act will have on us if passed cannot be determined at this time although the latest draft of the legislation did not appear favorable to us.

The Company projects that cash flow generated through the operation of its subsidiary, Metalclad Insulation Corporation, and the Company’s net cash assets as of June 30, 2006 will be sufficient to meet the Company’s cash requirements for at least the next twelve months.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our annual report for the year ended December 31, 2005. The accounting policies used in preparing our interim 2006 consolidated condensed financial statements are the same as those described in our annual report.

Our critical accounting policies are those both having the most impact to the reporting of our financial condition and results, and requiring significant judgments and estimates. Our critical accounting policies include those related to (a) revenue recognition, (b) investments in unconsolidated affiliates, (c) allowances for uncollectible notes and accounts receivable, (d) judgments and estimates used in determining the need for an accrual, and the amount, of our asbestos liability, and (e) evaluation and estimates of our probable insurance coverage for asbestos-related claims. Revenue recognition for fixed price insulation installation and asbestos abatement contracts are accounted for by the percentage-of-completion method, wherein costs and estimated earnings are included in revenues as the work is performed. If a loss on a fixed price contract is indicated, the entire amount of the estimated loss is accrued when known. Revenue recognition on time and material contracts is recognized based upon the amount of work performed. We have made investments in privately-held companies, which can still be considered to be in the startup or development stages. The investments at less than 20% of ownership are initially recorded at cost and the carrying value is evaluated quarterly. We monitor these investments for impairment and make appropriate reductions in carrying values if we determine an impairment charge is required based primarily on the financial condition and near-term prospects of these companies. These investments are inherently risky, as the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. Notes and accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on our evaluation of the financial condition of the noteholder or customer. Future changes in the financial condition of a note payee or customer may require an adjustment to the allowance for uncollectible notes and accounts receivable. We have estimated the probable amount of future claims related to our asbestos liability and the probable amount of insurance coverage related to those claims. We offset proceeds received from our insurance carriers resulting from claims of personal injury allegedly related to asbestos exposure against the payment issued to the plaintiff. The cash from the insurance company goes directly to the plaintiff, so we never have access to this cash. We never have control over any of the funds the insurance company issues to the plaintiff. Once a claim is settled, payment of the claim is normally made by the insurance carrier or carriers within 30 to 60 days. Changes in any of the judgments and estimates could have a material impact on our financial condition and results.

Item 3. Controls and Procedures

We carried out an evaluation, with the participation of our chief executive and chief financial officers, of the effectiveness, as of June 30, 2006, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, made at the end of the period, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that there has been no significant change in such internal control, or other factors which could significantly affect such controls including any corrective actions with regard to significant deficiencies or material weaknesses, since our evaluation.

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

In addition, our management with the participation of our principal executive officer and principal financial officer or persons performing similar functions has determined that no change in our internal control over financing reporting occurred during the quarter ended June 30, 2006 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

The number of asbestos-related cases which have been initiated naming us (primarily our subsidiary, Metalclad Insulation Corporation) as a defendant had increased from approximately 254 in 1999 to 527 in 2000 and 725 in 2001. The number of cases filed decreased after 2001 to 590 in 2002, to 351 in 2003, to 265 in 2004 and to 199 in 2005. At December 31, 2001, 2002, 2003, 2004 and 2005, there were, respectively, approximately 1,009, 988, 853, 710 and 507 cases pending. Of the decrease from 710 cases pending at December 31, 2004 to 507 cases pending at December 31, 2005, were 80 cases which had been previously counted in error, so that the actual decrease for the year ended December 31, 2005 was 123 cases. There were 123 new claims made in the first six months of 2006, compared to 111 in the first six months of 2005. There were 485 cases pending at June 30, 2006. These claims are currently defended and covered by insurance.

Set forth below is a table for the years ended December 31, 2002, 2003, 2004 and 2005 and the six months ended June 30, 2006, which sets forth for each such period the approximate number of asbestos-related cases filed, the number of such cases resolved by dismissal or by trial, the number of such cases resolved by settlement, the total number of resolved cases, the number of filed cases pending at the end of such period, the total indemnity paid on all resolved cases, the average indemnity paid on all settled cases and the average indemnity paid on all resolved cases:

	2002	2003	2004	2005(2)		Six Months Ended June 30, 2006
New cases filed	590	351	265	199		123
Defense Judgments and dismissals	382	311	311	294		92
Settled cases	229	175	97	108		53
Total resolved cases (1)	611	486	408	402	(2)	145
Pending cases (1)	988	853	710	507	(3)	485
Total indemnity payments	$9,244,000	$10,618,700	$6,366,750	$8,513,750		$1,693,500
Average indemnity paid on settled cases	$40,366	$60,678	$65,637	$78,831		$31,953
Average indemnity paid on all resolved cases	$15,129	$21,849	$15,605	$21,178	(2)	$11,679

(1)	Total resolved cases includes, and the number of pending cases excludes, cases which have been settled but which have not been closed for lack of final documentation or payment.

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

The number of asbestos-related claims made against the Company since 2001 has reflected a relatively consistent downward trend from 2002 through 2005, as has the number of cases pending at the end of those years. We believe that it is probable that this trend will continue, although such continuance cannot be assured, particularly in view of what appears will be an increase in the claims which will be made in 2006 as compared to 2005. The average indemnity paid on all resolved claims has fluctuated over the past five-year period ended December 31, 2005 from a high of $26,520 in 2001, to a low of $15,129 in 2002, with an average indemnity payment of $20,056 over the same five-year period. Factoring in the average indemnity of $11,679 for the first six months of 2006, we have adjusted our projected average future indemnity per claim to be $19,300. We believe that the sympathies of juries, the aggressiveness of the plaintiffs’ bar and the declining base of potential defendants as the result of business failures, have tended to increase payments on resolved cases. This tendency, we believe, has been mitigated by the declining pool of claimants resulting from death, and the likelihood that the most meritorious claims have been ferreted out by plaintiffs’ attorneys and that the newer cases being brought are not as meritorious nor do they have as high a potential for damages as do cases which were brought earlier. We have no reason to believe, therefore, that the average future indemnity payments will increase materially in the future.

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

Based on the trend of reducing asbestos-related injury claims made against the Company over the past four years, we previously projected that approximately 533 asbestos-related injury claims would be made against the Company after December 31, 2005. These claims, in addition to the 507 claims existing as of December 31, 2005, totaled 1,040 current and future claims. Multiplying the average indemnity per resolved claim over the past five years of $20,056, times 1,040, we previously projected the probable future indemnity to be paid on those claims after December 31, 2005 to be equal to approximately $21 million. In addition, multiplying an estimated cost of defense per resolved claim of approximately $13,500 times 1,040, we projected the probable future defense costs to equal approximately $14 million. Accordingly, our total estimated future asbestos-related liability at December 31, 2005 was $35 million. These estimated liabilities are included as liabilities on our December 31, 2005 balance sheet.

As of December 31, 2005, we projected that approximately 145 new asbestos-related claims would be commenced, and approximately 245 cases would be resolved, in 2006, resulting in an estimated 407 cases pending at December 31, 2006. Since we projected that an aggregate of 533 new cases would be commenced after December 31, 2005, and that 145 of these cases would be commenced in 2006, we estimated that an aggregate of 388 new cases would be commenced after December 31, 2006. Accordingly, the cases pending and projected to be commenced in the future at December 31, 2006, would be 795 cases. Multiplying 795 claims times the approximate average indemnity paid and defense costs incurred per resolved claim from 2002 through 2005 of $33,500, we had previously estimated our liability for current and future asbestos-related claims at December 31, 2006 to be approximately $27,000,000. This amounted to an $8,000,000 reduction from the $35,000,000 liability we estimated as of December 31, 2005, or a $2,000,000 reduction per quarter.

As of June 30, 2006, we have re-evaluated our estimates, based upon the fact that we previously estimated that there would be 145 asbestos-related claims made in 2006, and that 123 claims have already been made in the first half of 2006 and that we previously estimated that 245 claims would be resolved in 2006, and that 145 claims have already been resolved in the first six months of 2006. We now estimate that there will be 889 asbestos-related injury claims made against the Company after December 31, 2005. The 889 claims, in addition to the 507 claims existing as of December 31, 2005, totaled 1,396 current and future claims. There were 145 resolved claims in the first six months of 2006, which means that as of June 30, 2006, the Company estimates that there are 1,251 current and future claims. Multiplying the average indemnity per resolved claim over the past five and one half years of $19,300, times 1,251, we project the probable future indemnity to be paid on those claims after June 30, 2006 to be equal to approximately $24 million. In addition, multiplying an estimated cost of defense per resolved claim of approximately $13,500 times 1,251, we project the probable future defense costs to equal approximately $17 million. Accordingly, our total estimated future asbestos-related liability at June 30, 2006 was $41 million. These estimated liabilities are included as liabilities on our June 30, 2006 balance sheet.

As of June 30, 2006, we project that approximately 196 new asbestos-related claims will be commenced, and approximately 277 cases will be resolved, in 2006, resulting in an estimated 426 cases pending at December 31, 2006. Based upon these new estimate, we now project that an aggregate of 889 new cases will be commenced after December 31, 2005, and that 196 of these cases will be commenced in 2006, we estimate that an aggregate of 693 new cases will be commenced after December 31, 2006. Accordingly, the cases pending and projected to be commenced in the future at December 31, 2006, would be 1,119 cases. Multiplying 1,119 claims times the approximate average indemnity paid and defense costs incurred per resolved claim from 2002 through June 2006 of $32,800, we estimate our liability for current and future asbestos-related claims at December 31, 2006 to be approximately $37,000,000. This amounts to a $4,000,000 reduction from the $41,000,000 liability we estimated as of June 30, 2006, or a $2,000,000 reduction per quarter. Accordingly, we intend to reduce our asbestos-related liability at the quarter ended September 30, 2006, by $2,000,000 unless our actual experience is significantly different, in which case we may adjust our estimated asbestos-related liability.

We intend to re-evaluate our estimate of future liability for asbestos claims at the end of each fiscal year, or whenever actual results are materially different from our estimates, integrating our actual experience in that fiscal year with that of prior fiscal years since 2002. We estimate that the effects of economic inflation on either the average indemnity payment or the projected direct legal expenses will be approximately equal to a discount rate applied to our future liability based upon the time value of money. It is probable that we have adequate insurance to cover current and future asbestos-related claims, although such coverage cannot be assured.

Although defense costs are included in our insurance coverage, we expended $220,000, $174,000, $304,000 and $188,000 in 2002, 2003, 2004 and 2005, respectively, and $86,000 and $141,000 for the three and six months ended June 30, 2006, to administer the asbestos claims. These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies.

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

In 2003 and 2004 the Judiciary Committee of the United States Senate considered legislation to create a privately funded, publicly administered fund to provide the necessary resources for an asbestos injury claims resolution program, and is commonly referred to as the “FAIR” Act. In 2005, a draft of the “FAIR” Act was approved by the Judiciary Committee, but the bill was rejected by the full Senate in February 2006, when a cloture motion on the bill was withdrawn. An amended version of the 2006 “FAIR” Act (S 3274) was introduced in the Senate in May 2006, but has not been scheduled for a vote. A similar bill was introduced in the House (HR 1360) in March 2005, but was referred to a subcommittee in May 2005. The latest draft of the “FAIR” Act calls for the fund to be funded partially by asbestos defendant companies, of which the Company is one, and partially by insurance companies. The bill could be voted on by the Senate or the House at any time in the future. The impact, if any, the “FAIR” Act will have on us if passed cannot be determined at this time although the latest draft of the legislation did not appear favorable to us.

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

In a related action, a default was entered against us in December, 2002, in favor of the same former employee referred to in the foregoing paragraph by the Mexican Federal Labor Arbitration Board, for an unspecified amount. The former employee was seeking in excess of $9,000,000 in damages as a result of his termination as an employee. The default was obtained without the proper notice being given to us, and was set aside in the quarter ended June 30, 2003. The Mexican Federal Labor Arbitration Board rendered a recommendation on December 13, 2004, to the effect that the former employee was entitled to an award of $350,000 from Entrx in connection with the termination of his employment. The award is in the form of a recommendation which has been affirmed by the Mexican Federal Court, but is only exercisable against assets of the Company located in Mexico. The Company has no assets in Mexico. The award does not represent a collectible judgment against the Company in the United States. Since the Company has no assets in Mexico, the likelihood of any liability based upon this award is remote, and we therefore believe that there is no potential liability to the Company at June 30, 2006 or December 31, 2005. The Company intends to continue to pursue its claims against the same employee for breach of contract, fraud, collusion and other causes of action in connection with the 1999 sale of one of the Company’s operating businesses in Mexico.

On May 31, 2006, we entered into a Settlement Agreement with Ventana Global Environmental Organizational Partnership, L.P. and North America Environmental Fund, L.P. (collectively referred to as “Ventana”) whereby Ventana agreed to pay Entrx Corporation $1,250,000 in exchange for the dismissal with prejudice by Entrx Corporation of the law suit (the “Ventana Action”) filed by Entrx Corporation against Ventana and others in Orange County, California Superior Court in November 2000. Entrx Corporation and Ventana also entered into a mutual release of all claims each may have had against the other. In addition, Entrx Corporation released Carlos Alberto de Rivas Oest and Geologic de Mexico S.A. de C.V., which were parties related to Ventana, and against whom Entrx Corporation had claims pending in Mexico. The Settlement Agreement does not limit claims that Entrx had or currently has against Javier Guerra Cisneros and Promotora Industrial Galeana, S.A. de C.V., which Entrx Corporation continues to pursue in Mexico. Javier Guerra Cisneros and Promotora Industrial Galeana, S.A. de C.V. were involved with the transactions which were the subject of the Ventana Action. Entrx Corporation received approximately $925,000 net after payment of legal fees and expenses associated with the Ventana Action and the Settlement Agreement.

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

On February 27, 2004, we filed an action in Orange County Superior Court against American Home, National Union and Meyers-Reynolds for breach of contract, breach of the covenant of good faith and fair dealing, declaratory relief, reformation, injunctive relief, negligent and intentional misrepresentation and breach of fiduciary duty. During the three months ended March 31, 2005, the Company recorded an accrual of $75,000 related to this dispute. On May 2, 2005, we reached a settlement in principal with American Home and National Union which resulted in the payment by the Company to American Home of approximately $39,000 in the three months ended December 31, 2005 and resulted in the Company paying an additional $45,000 in the three months ended June 30, 2006 which had been accrued at December 31, 2005. The Company is continuing to pursue its claims against its former insurance broker, Meyers-Reynolds, in this action.

Item 6. Exhibits

Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTRX CORPORATION

Date: August 14, 2006	By:	/s/ Peter L. Hauser
Peter L. Hauser Chief Executive Officer

Date: August 14, 2006	By:	/s/ Brian D. Niebur
Brian D. Niebur Chief Financial Officer (Principal Accounting Officer)