Form 10QSB
period 2006-09-30
ENTRX CORP
filed 2006-11-09
CIK 13547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 1, 2006, the registrant had 8,001,147 shares outstanding of its Common Stock, $.10 par value.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ENTRX CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Consolidated Balance Sheets at September 30, 2006 (unaudited)
and December 31, 2005 (audited)	1

Consolidated Statements of Operations and Comprehensive Income (Loss) for the
three and nine months ended September 30, 2006 and 2005 (unaudited)	2

Consolidated Statements of Cash Flows for the nine months ended
September 30, 2006 and 2005 (unaudited)	3

Notes to Consolidated Financial Statements (unaudited)	4

Item 2. Management's Discussion and Analysis or Plan of Operation	11

Item 3. Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 6. Exhibits	23

SIGNATURES	24

References to “we”, “us”, “our”, “the registrant” and “the Company” in this quarterly report on Form 10-QSB shall mean or refer to Entrx Corporation and its consolidated subsidiary, Metalclad Insulation Corporation, unless the context in which those words are used would indicate a different meaning.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,638,856	$413,395
Available-for-sale securities	118,151	142,925
Accounts receivable, less allowance for doubtful accounts of $11,000 as of September 30, 2006 and December 31, 2005	2,730,122	2,916,505
Costs and estimated earnings in excess of billings on uncompleted contracts	710,095	193,231
Inventories	76,215	135,391
Prepaid expenses and other current assets	299,220	243,364
Insurance claims receivable	7,000,000	8,000,000
Other receivables	293,271	540,136
Total current assets	12,865,930	12,584,947

Property, plant and equipment, net	344,591	363,910
Asset held for sale, net	-	1,979,047
Investments in unconsolidated affiliates	1,206,889	1,206,889
Shareholder note receivable, net of allowance of $1,271,000 and $250,000 as of September 30, 2006 and December 31, 2005, respectively	225,000	1,246,370
Insurance claims receivable	32,000,000	27,000,000
Other assets	225,596	75,596
	$46,868,006	$44,456,759

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Note payable to bank	$-	$775,000
Current portion of note payable	-	510,121
Current portion of long-term debt	91,292	85,875
Current portion of mortgage payable	-	39,946
Accounts payable	612,444	746,057
Accrued expenses	1,274,920	1,694,607
Reserve for asbestos liability claims	7,000,000	8,000,000
Billings in excess of costs and estimated earnings on uncompleted contracts	65,027	176,641
Total current liabilities	9,043,683	12,028,247

Long-term debt, less current portion	85,327	59,294
Note payable, less current portion	-	44,848
Reserve for asbestos liability claims	32,000,000	27,000,000
Mortgage payable, less current portion	-	1,460,732
Total liabilities	41,129,010	40,593,121

Shareholders’ equity:
Preferred stock, par value $1; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.10; 80,000,000 shares authorized; 8,455,947 and 8,001,147 issued and outstanding, respectively, at September 30, 2006 and 8,405,947 and 7,951,147 issued and outstanding, respectively, at December 31, 2005	845,595	840,595
Additional paid-in capital	70,260,746	70,257,746
Less treasury stock at cost, 454,800 shares at both September 30, 2006 and December 31, 2005	(380,765)	(380,765)
Accumulated deficit	(64,914,165)	(66,806,297)
Accumulated other comprehensive loss	(72,415)	(47,641)
Total shareholders’ equity	5,738,996	3,863,638
	$46,868,006	$44,456,759

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Contract revenues	$3,889,086	$3,577,236	$12,862,912	$10,634,691

Contract costs and expenses	3,343,365	3,724,758	11,012,530	9,481,635

Gross margin (loss)	545,721	(147,522)	1,850,382	1,153,056

Operating expenses:
Selling, general and administrative	508,427	529,481	1,630,608	1,846,303
Change in allowance on shareholder note receivable	568,885	-	1,068,885	-
(Gain) loss on disposal of property, plant and equipment	1,790	(1,172)	(1,062)	(290)
Total operating expenses	1,079,102	528,309	2,698,431	1,846,013

Operating income (loss)	(533,381)	(675,831)	(848,049)	(692,957)

Interest income	15,707	34,073	92,411	99,658
Interest expense	(2,988)	(104,723)	(102,210)	(316,049)
Gain on sale of building, land and building improvements	-	-	1,724,980	-
Other income - settlements	100,000	-	1,025,000	-

Net income (loss)	(420,662)	(746,481)	1,892,132	(909,348)

Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale securities	(34,302)	66,698	(24,774)	47,641

Comprehensive income (loss)	$(454,964)	$(679,783)	$1,867,358	$(861,707)

Weighted average number of common shares — basic and diluted	8,001,147	7,651,147	7,972,392	7,651,147

Income (loss) per share of common stock — basic and diluted	$(0.05)	$(0.10)	$0.24	$(0.12)

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2006	2005
	(unaudited)

Cash flows from operating activities:
Net income (loss)	$1,892,132	$(909,348)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	131,588	150,077
Gain on disposal of property, plant and equipment	(1,726,042)	(290)
Change in allowance for doubtful accounts	-	(17,888)
Net interest income recorded on shareholder note receivable	42,513	22,058
Common stock issued for services	8,000	-
Issuance of stock warrants related to note payable	-	21,460
Amortization of original issue discount	-	93,789
Allowance on shareholder note receivable	1,021,370	-
Changes in operating assets and liabilities:
Accounts receivable	186,383	(587,101)
Costs and estimated earnings in excess of billings on uncompleted contracts	(516,864)	144,439
Inventories	59,176	581
Prepaid expenses and other current assets	(55,856)	(146,801)
Other receivables	204,352	(555,345)
Other assets	(150,000)	3,125
Accounts payable and accrued expenses	(553,300)	647,802
Billings in excess of costs and estimated earnings on uncompleted contracts	(111,614)	55,288
Net cash provided by (used in) operating activities	431,838	(1,078,154)

Cash flows from investing activities:
Capital expenditures	(139,107)	(188,450)
Proceeds from sale of property, plant and equipment, net of expenses	3,731,927	10,325
Net cash provided by (used in) investing activities	3,592,820	(178,125)

Cash flows from financing activities:
Proceeds from long-term debt	114,178	73,176
Payments on long-term debt	(82,728)	(120,562)
Payments on note payable to bank	(775,000)	-
Payments on note payable and convertible note payable	(554,969)	(341,979)
Payments on mortgage payable	(1,500,678)	(30,362)
Payments on capital lease obligation	-	(11,955)
Net cash used in financing activities	(2,799,197)	(431,682)

Increase (decrease) in cash and cash equivalents	1,225,461	(1,687,961)
Cash and cash equivalents at beginning of period	413,395	2,357,208
Cash and cash equivalents at end of period	$1,638,856	$669,247

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2006 and 2005
(Unaudited)

1. The accompanying unaudited consolidated financial statements of Entrx Corporation and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management all adjustments, consisting of normal recurring items, necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

2. Certain accounts in the previous quarter’s consolidated financial statements have been reclassified for comparative purposes to conform with the current quarter consolidated financial statements. The reclassifications had no effect on net income (loss) or shareholders’ equity.

3. The income (loss) per share amounts for the three and nine months ended September 30, 2006 and September 30, 2005 were computed by dividing the net income (loss) by the weighted average shares outstanding during the applicable period. Dilutive common equivalent shares have not been included in the computation of diluted loss per share because their inclusion would be antidilutive since the Company had a loss for the three and nine months ended September 30, 2005. Antidilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic and diluted loss per share in subsequent periods.

All stock options and warrants were anti-dilutive for the three and nine months ended September 30, 2006 because their respective exercise prices were greater than the average market price of the common stock.

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

	Aggregate fair value	Gross unrealized gains	Gross unrealized losses	Cost
Available for sale securities - September 30, 2006	$118,151	$-	$(72,415)	$190,566
Available for sale securities - December 31, 2005	$142,925	$-	$(47,641)	$190,566

The Company's net unrealized holding gain (loss) was $(34,302) and $66,698 for the three months ended September 30, 2006 and 2005, respectively and $(24,774) and $47,641 for the nine months ended September 30, 2006 and 2005, respectively.

On an ongoing basis, the Company evaluates its investments in available-for-sale securities to determine if a decline in fair value is other-than-temporary. When a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. Based on the investment and volatility of common stock in a publicly-traded company and the ability and the intent of the Company to hold the investment until a recovery of fair value, the Company believes that the cost of the investment is recoverable within a reasonable period of time. The Company also reviewed the stock price history of the investment and noted that for approximately 23% of the trading days in 2005 and for approximately 11% of the trading days from January 1, 2006 through September 30, 2006, the investment’s stock price was greater than or equal to the Company’s cost basis in the investment. Therefore, the impairment was not considered other-than-temporary at September 30, 2006.

The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2006.

	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable equity securities	$118,151	$(72,415)	$-	$-	$118,151	$(72,415)
Total	$118,151	$(72,415)	$-	$-	$118,151	$(72,415)

The Company also has minority investments in privately held companies. These investments are included in investments in unconsolidated affiliates on the Consolidated Balance Sheets and are carried at cost unless the fair value of the investment below the cost basis is judged to be other-than-temporary. The Company monitors these investments for impairment and makes appropriate reductions in carrying values. At September 30, 2006 and December 31, 2005, the Company’s investments in unconsolidated affiliates consisted of an investment in Catalytic Solutions, Inc. valued at $450,000 and an investment in Clearwire Corporation valued at $756,889. The Company did not note any impairment for the three or nine months ended September 30, 2006.

5. Inventories, which consist principally of insulation products and related materials, are stated at the lower of cost (determined on the first-in, first-out method) or market.

6. Due to the increase in real estate value in southern California and the resulting increase in the Company’s equity in its facility and the Company’s then need for cash, the Company signed an agreement in December 2005 to sell its facilities in Anaheim, California for $3,900,000. The sale of the building was completed in April 2006. At the time of the sale the cost basis of the building, land and building improvements was $2,080,000 and accumulated depreciation was $101,000. The Company recorded a gain on the sale of $1,725,000 in the three months ended June 30, 2006. The Company is leasing the facilities back for eight months. The Company had a mortgage on the building of $1,500,000, including accrued interest of $9,000 at the time of sale that was repaid upon the sale of the building. In accordance with Statement of Financial Accounting Standards (SFAS) 144 “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company classified the building and land as assets held for sale on the balance sheet as of December 31, 2005.

7. Blake Capital Partners, LLC was current in the payment of interest through the payment due March 1, 2006. The payment due September 1, 2006, however, was not made, and we have been informed by Mr. Mills, the principal of Blake Capital Partners and guarantor on the note, that no payment can be expected in the foreseeable future. As a result of our review of Mr. Mills’ financial condition, as of December 31, 2004 we booked a reserve of $250,000 against the shareholder note receivable and as of June 30, 2006 increased the reserve to $750,000. As of September 30, 2006, as a result of the non-payment of interest and other information received from Mr. Mills, we booked an additional reserve of $521,370 against the note receivable and wrote-off the interest receivable through June 30, 2006 of $47,515, bringing the net of the note receivable less the reserve down to $225,000, the approximate value of the collateral securing the note.

8. Accrued expenses consist of the following:

	September 30, 2006	December 31, 2005
Accrued interest	$-	$3,344
Wages, bonuses and payroll taxes	143,254	135,858
Union dues	178,056	197,972
Accounting and legal fees	30,000	85,000
Insurance	314,928	256,084
Insurance settlement reserve	375,000	375,000
Accrued loss on projects	52,000	466,002
Other	181,682	175,347
	$1,274,920	$1,694,607

9. On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. We implemented SFAS No. 123(R) on January 1, 2006 using the modified prospective method. SFAS 123(R) did not have an impact on the Company’s consolidated financial statements since all of the Company’s outstanding stock options were fully vested at December 31, 2005 and no additional options were granted through September 30, 2006.

As more fully described in our Annual Report on Form 10-KSB for the year ended December 31, 2005, the Company has granted stock options over the years to employees and directors under various stockholder approved stock option plans. At September 30, 2006, 2,220,710 stock options are outstanding. The fair value of each option grant was determined as of grant date, utilizing the Black-Scholes option pricing model.

In prior years, we applied the intrinsic-value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for the issuance of stock incentives to employees and directors. No compensation expense related to employees’ and directors’ stock incentives was recognized in the prior year consolidated financial statements, as all options granted under stock incentive plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had the Company applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” to stock based employee compensation for periods prior to January, 2006, the Company’s net income (loss) would have changed to the pro forma amounts indicated below:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss as reported	$(746,481)	$(909,348)
Add: Stock-based employee compensation included in reported net income (loss), net of related tax effects	-	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(12,789)	(83,030)
Net loss pro forma	$(759,270)	$(992,378)

Basic and diluted net loss per share as reported	$(0.10)	$(0.12)
Stock-based compensation expense	-	(0.01)
Basic and diluted net loss per share pro forma	$(0.10)	$(0.13)

The following significant assumptions were utilized to calculate the fair value information for options issued during the three and nine months ended September 30, 2006 and 2005 utilizing the Black-Scholes pricing model:

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

Based on past experience related to asbestos insurance coverage, we believe that the Settlement Agreement we entered into in June 2004, will result in a probable loss contingency for future insurance claims based on the indemnification provision in the Agreement. Although we are unable to estimate the exact amount of the loss, we believe at this time the reasonable estimate of the loss will not be less than $375,000 or more than $2,500,000 (the $2,500,000 represents the maximum loss we would have based on the indemnification provision in the Settlement Agreement). Based on the information available to us, no amount in this range appears at this time to be a better estimate than any other amount. The $375,000 estimated loss contingency noted in the above range represents 15% of the $2,500,000 we received and is based upon our attorney’s informal and general inquiries to an insurance company of the cost for us to purchase an insurance policy to cover the indemnification provision we entered into. We recorded a reserve of $375,000 at the time we entered into the Agreement and nothing has come to our attention that would require us to record a different estimate at September 30, 2006.

11. In order to fund operations of the Company until the sale of the Company’s facilities in Anaheim, California was completed, on February 9, 2006 the Company borrowed $150,000 from Peter Hauser, the Company’s Chairman and Chief Executive Officer. The promissory note evidencing the loan was due and payable 10 days following written demand and bore interest at 2% over the prime interest rate as published in the Wall Street Journal (9.5% at March 31, 2006). The loan was secured by a deed of trust on the Company’s facilities in Anaheim, California, housing the industrial insulation services operations of the Company’s subsidiary, Metalclad Insulation Corporation. The Company repaid the loan and accrued interest upon the sale of the Company’s facilities in April 2006. (See Note 6)

12. Sales for the three and nine months ended September 30, 2006 to i) Southern California Edison Company (“SCE”) under the strategic alliance program with Curtom-Metalclad were approximately $284,000 and $1,749,000, representing 7.3% and 13.6% of total revenues, respectively, ii) JE Merit Constructors, Inc. were approximately $744,000 and $1,998,000, representing 19.1% and 15.5% of total revenues, respectively, and iii) Cleveland Wrecking Company were approximately $416,000 and $1,741,000, representing 10.7% and 13.5% of total revenues, respectively. Sales for the three and nine months ended September 30, 2005 to i) Calpine Construction Management Company, Inc. (“Calpine”) were approximately $0 and $1,993,000, respectively, representing 0% and 18.7% of total revenues, respectively, ii) JE Merit Constructors, Inc. were approximately $1,045,000 and $2,015,000, respectively, representing 29.2% and 18.9% of total revenues, respectively and iii) Cleveland Wrecking Company were approximately $804,000 and $1,291,000, respectively, representing 22.5% and 12.1% of total revenues, respectively. Accounts receivable from Sempra Energy was approximately $307,000 and accounts receivable from Cleveland Wrecking Company was approximately $348,000, representing 11.2% and 12.7% of total accounts receivable, respectively, as of September 30, 2006. Accounts receivable from Cleveland Wrecking Company was approximately $444,000 at December 31, 2005 and accounts receivable from JE Merit Constructors, Inc. was approximately $495,000 at December 31, 2005, representing 15.2% and 16.9% of total accounts receivable, respectively.

13. In June 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in SFAS No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

In September 2006, the FASB issued SFAS No. 157 (SFAS No. 157), Fair Value Measurements, to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. Moreover, the SFAS states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. Consequently, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price).

SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). Finally, SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Entities are encouraged to combine the fair value information disclosed under SFAS No. 157 with the fair value information disclosed under other accounting pronouncements, including SFAS No. 107, Disclosures about Fair Value of Financial Instruments, where practicable. The guidance in this Statement applies for derivatives and other financial instruments measured at fair value under SFAS No. 133 , Accounting for Derivative Instruments and Hedging Activities, at initial recognition and in all subsequent periods.

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application is encouraged. Additionally, prospective application of the provisions of SFAS No. 157 is required as of the beginning of the fiscal year in which it is initially applied, except when certain circumstances require retrospective application.

The Company is currently evaluating the effect of adopting SFAS No. 157 on its consolidated financial statements.

In September 2006, the FASB has issued SFAS No. 158 (SFAS No. 158), Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, to require an employer to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in their financial statements. Previous standards required an employer to disclose the complete funded status of its plan only in the notes to the financial statements. Moreover, because those standards allowed an employer to delay recognition of certain changes in plan assets and obligations that affected the costs of providing benefits, employers reported an asset or liability that almost always differed from the plan's funded status. Under SFAS No. 158, a defined benefit postretirement plan sponsor that is a public or private company or a nongovernmental not-for-profit organization must (a) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for the plan's underfunded status, (b) measure the plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions), and (c) recognize, as a component of other comprehensive income, the changes in the funded status of the plan that arise during the year but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, Employers' Accounting for Pensions, or SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. SFAS No. 158 also requires an employer to disclose in the notes to financial statements additional information on how delayed recognition of certain changes in the funded status of a defined benefit postretirement plan affects net periodic benefit cost for the next fiscal year.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company is evaluating the effect of adopting SFAS No. 158 on their consolidated financial statements.

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

On February 27, 2004, the Company filed an action in Orange County Superior Court against American Home, National Union and Meyers-Reynolds for breach of contract, breach of the covenant of good faith and fair dealing, declaratory relief, reformation, injunctive relief, negligent and intentional misrepresentation and breach of fiduciary duty. On May 2, 2005, the Company reached a settlement in principal with American Home and National Union which resulted in the payment by the Company to American Home of approximately $39,000 in the three months ended December 31, 2005 and resulted in the Company paying an additional $45,000 in the three months ended June 30, 2006 which had been accrued at December 31, 2005. During the three months ended September 30, 2006 the Company reached a settlement with Meyers-Reynolds which resulted in the payment to the Company by Meyers-Reynolds of $100,000.

18. Our subsidiary, Metalclad Insulation Corporation, continues to be engaged in lawsuits involving asbestos-related injury or potential injury claims. The 199 claims made in 2005 were down from the 725, 590, 351 and 265 claims made in 2001, 2002, 2003 and 2004, respectively, although the average payment on these claims increased from $15,129 in 2002 to $21,849 in 2003, decreased to $15,605 in 2004 and increased to $21,178 in 2005. The average payment on claims was $17,306 for the nine months ended September 30, 2006. There were 179 new claims made in the first nine months of 2006, compared to 154 in the first nine months of 2005. There were 458 cases pending at September 30, 2006. These claims are currently defended and covered by insurance.

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

Based on the trend of reducing asbestos-related injury claims made against the Company over the past four calendar years, we projected in our Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2005 that approximately 533 asbestos-related injury claims would be made against the Company after December 31, 2005. These claims, in addition to the 507 claims existing as of December 31, 2005, totaled 1,040 current and future claims. Multiplying the average indemnity per resolved claim over the past five years of $20,056, times 1,040, we previously projected the probable future indemnity to be paid on those claims after December 31, 2005 to be equal to approximately $21 million. In addition, multiplying an estimated cost of defense per resolved claim of approximately $13,500 times 1,040, we projected the probable future defense costs to equal approximately $14 million. Accordingly, our total estimated future asbestos-related liability at December 31, 2005 was $35 million. These estimated liabilities are included as liabilities on our December 31, 2005 balance sheet.

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

As of June 30, 2006, we re-evaluated our estimates, based upon the fact that we previously estimated that there would be 145 asbestos-related claims made in 2006, and that 123 claims had already been made in the first half of 2006, and that we previously estimated that 245 claims would be resolved in 2006, and that 145 claims had already been resolved in the first six months of 2006. We now estimate that there will be 889 asbestos-related injury claims made against the Company after December 31, 2005. The 889 claims, in addition to the 507 claims existing as of December 31, 2005, totaled 1,396 current and future claims. There were 145 resolved claims in the first six months of 2006, which means that as of June 30, 2006, the Company estimated that there were 1,251 current and future claims. Multiplying the average indemnity per resolved claim over the past five and one half years of $19,300, times 1,251, we projected the probable future indemnity to be paid on those claims after June 30, 2006 to be equal to approximately $24 million. In addition, multiplying an estimated cost of defense per resolved claim of approximately $13,500 times 1,251, we projected the probable future defense costs to equal approximately $17 million. Accordingly, our total estimated future asbestos-related liability at June 30, 2006 was $41 million. These estimated liabilities were included as liabilities on our June 30, 2006 balance sheet.

As of June 30, 2006, we projected that approximately 196 new asbestos-related claims would be commenced, and approximately 277 cases would be resolved, in 2006, resulting in an estimated 426 cases pending at December 31, 2006. Based upon these new estimates, we now project that an aggregate of 889 new cases will be commenced after December 31, 2005, and that 196 of these cases will be commenced in 2006, we estimate that an aggregate of 693 new cases will be commenced after December 31, 2006. Accordingly, the cases pending and projected to be commenced in the future at December 31, 2006, would be 1,119 cases. Multiplying 1,119 claims times the approximate average indemnity paid and defense costs incurred per resolved claim from 2002 through June 2006 of $32,800, we estimated our liability for current and future asbestos-related claims at December 31, 2006 to be approximately $37,000,000. This amounts to a $4,000,000 reduction from the $41,000,000 liability we estimated as of June 30, 2006, or a $2,000,000 reduction per quarter. Accordingly, we reduced our asbestos-related liability at the quarter ended September 30, 2006, by $2,000,000.

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

Although defense costs are included in our insurance coverage, we expended $174,000, $304,000 and $188,000 in 2003, 2004 and 2005, respectively, and $28,000 and $170,000 in the three and nine months ended September 30, 2006, respectively, relative to the asbestos claims, which is not covered by any insurance. These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies. We anticipate that this cost will continue. These costs are expensed as incurred.

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

We have engaged legal counsel to review all of our known insurance policies, and to provide us with the amount of coverage which such counsel believes to be probable under those policies for current and future asbestos-related injury claims against us. Such legal counsel has provided us with its opinion of the minimum probable insurance coverage available to satisfy asbestos-related injury claims, which significantly exceeds our estimated $35 million and $39 million future liability for such claims as of December 31, 2005 and September 30, 2006, respectively. This determination assumes that the insurance companies live up to what we believe is their obligation to continue to cover our exposure with regards to these claims. Based upon this determination of probability, we have recorded an insurance recovery as an asset equal to our projected asbestos-related liability.

19. Supplemental disclosures of cash flow information:

Cash paid for interest was $105,554 and $210,084 for the nine months ended September 30, 2006 and 2005, respectively.

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

Results of Operations: Three and Nine Months Ended September 30, 2006 and 2005

Revenue

Revenue for the three months ended September 30, 2006 was $3,889,000, an increase as compared to $3,577,000 for the three months ended September 30, 2005. Revenue for the nine months ended September 30, 2006 was $12,863,000, an increase as compared to $10,635,000 for the nine months ended September 30, 2005. Revenues increased during the three and nine months ended September 30, 2006 as compared with the three and nine months ended September 30, 2005 due to the Company obtaining new maintenance contracts and the Company hiring additional project managers which allows the Company to bid on more projects compared to the year ago period and which ultimately increased the number of jobs in which we were the winning bidder.

Cost of Revenue and Gross Margin

Cost of revenue was $3,343,000 for the three months ended September 30, 2006, as compared to $3,725,000 for the three months ended September 30, 2005. Cost of revenue was $11,013,000 for the nine months ended September 30, 2006, as compared to $9,482,000 for the nine months ended September 30, 2005. The gross margin (loss) percentage was approximately 14.0% for the three months ended September 30, 2006 as compared to (4.1)% for the three months ended September 30, 2005. The gross margin percentage was approximately 14.4% for the nine months ended September 30, 2006 as compared to 10.8% for the nine months ended September 30, 2005. The increase in the gross margin percentage during the three and nine months ended September 30, 2006 as compared with the three and nine months ended September 30, 2005 is primarily the result of the Company recording a charge of $650,000 related to an anticipated loss on a project during the three and nine months ended September 30, 2005.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended September 30, 2006 were $508,000 as compared to $529,000 for the comparable period ended September 30, 2005, a decrease of 4.0%. Selling, general and administrative expenses for the nine months ended September 30, 2006 were $1,631,000 as compared to $1,846,000 for the comparable period ended September 30, 2005, a decrease of 11.7%. The decrease for the three and nine months ended September 30, 2006 as compared to the three and nine months ended September 30, 2005 was primarily due to decreases in legal and insurance expenses.

Change in Allowance on Shareholder Note Receivable

For the year ended December 31, 2004, we established a reserve of $250,000 against the note receivable from Blake Capital Partners, LLC (“Blake”). The reserve was established based upon the Company’s estimate of the collectibility of the note receivable. The Company increased the reserve by $500,000, for a total reserve of $750,000, against the note receivable during the six months ended June 30, 2006 based upon the Company’s estimate of the collectibility of the note receivable at that time. Blake Capital Partners, LLC was current in the payment of interest through the payment due March 1, 2006. The payment due September 1, 2006, however, was not made, and we have been informed by Mr. Mills, the principal of Blake Capital Partners and guarantor on the note, that no payment can be expected in the foreseeable future. As of September 30, 2006, as a result of the non-payment of interest and other information received from Mr. Mills, we booked an additional reserve of $521,000 against the note receivable and wrote-off the interest receivable through June 30, 2006 of $48,000, bringing the net of the note receivable less the reserve down to $225,000, the approximate value of the collateral securing the Note.

Gain (Loss) on Disposal of Property, Plant and Equipment

Gain (loss) on the disposal of property plant and equipment was $(2,000) and $1,000 for the three and nine months ended September 30, 2006, respectively. For the three and nine months ended September 30, 2005 the Company had a gain on disposal of property plant and equipment of $1,000 and $0, respectively.

Interest Income and Expense

Net interest income for the three months ended September 30, 2006 was $13,000 as compared to net interest expense of $71,000 for the three months ended September 30, 2005 and net interest expense for the nine months ended September 30, 2006 was $10,000 as compared to net interest expense of $216,000 for the nine months ended September 30, 2005, primarily due to a decrease in the average balance, as well as no amortization of the original issue discount, of the note with Pandora Select Partners L.P. during the three and nine months ended September 30, 2006. During the three months ended September 30, 2006, the Company did not record any interest income on the note receivable from Blake Capital Partners, LLC. In addition, the note with Pandora Select Partners L.P., the line of credit and mortgage with Far East National Bank were all paid-off in the nine months ended September 30, 2006.

Gain on Sale of Building, Land, and Building Improvements

Gain on sale of building, land and building improvements was $1,725,000 for the nine months ended September 30, 2006. This gain was related to the sale of the Company’s facilities in Anaheim, California that houses the Company’s insulation operations.

Other Income

Other income for the three months ended September 30, 2006 was $100,000 related to the settlement agreement with Meyers-Reynolds whereby Meyers-Reynolds agreed to pay Entrx Corporation $100,000 in exchange for the dismissal with prejudice by Entrx Corporation of the law suit filed by Entrx Corporation against Meyers-Reynolds. Also included in the $1,025,000 of other income for the nine months ended September 30, 2006 was $925,000 related to the settlement agreement with Ventana Global Environmental Organizational Partnership, L.P. and North America Environmental Fund, L.P. (collectively referred to as “Ventana”) whereby Ventana agreed to pay Entrx Corporation $1,250,000 in exchange for the dismissal with prejudice by Entrx Corporation of the law suit (the “Ventana Action”) filed by Entrx Corporation against Ventana and others in Orange County, California Superior Court in November 2000. Entrx Corporation received $925,000 net after payment of legal fees and expenses associated with the settlement.

Net Income (Loss)

We had a net loss of $421,000 for the three months ended September 30, 2006 as compared to a net loss of $746,000 for the three months ended September 30, 2005. We had net income of $1,892,000 for the nine months ended September 30, 2006 as compared to a net loss of $909,000 for the nine months ended September 30, 2005. The decrease in net loss for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005, primarily was the result of the lack of a charge of $650,000 related to an anticipated loss on a project which occurred in 2005, the settlement with Meyers-Reynolds and net interest income as opposed to net interest expense, partially offset by charges of $569,000 related to the increase in the allowance and the write-off of the interest receivable on the note receivable from Blake. The net income for the nine months ended September 30, 2006 was primarily due to the gain on the sale of our facilities in Anaheim, California and our settlement with Ventana Global Environmental Organizational Partnership, L.P. and North America Environmental Fund, L.P., partially offset by the increase in our reserve on the note receivable from Blake. An increase in revenues and the associated increase in gross margin also contributed to the increase in net income for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.

Liquidity and Capital Resources

As of September 30, 2006, we had $1,639,000 in cash and cash equivalents and $118,000 in available-for-sale securities. The Company had working capital of $3,822,000 as of September 30, 2006. We own 190,566 shares of the common stock of VioQuest Pharmaceuticals, Inc., the common stock of which is publicly traded on the NASD Bulletin Board under the symbol “VQPH”. Of the 190,566 shares, 75,000 shares are subject to options exercisable by two current and one former member of our Board of Directors at $1.25 per share.

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

In an effort to increase shareholder value and to diversify from our insulation services business, we have made equity investments in several companies that are not in the insulation services business and which we believed had the ability to provide acceptable return on our investments. We currently have investments in two privately-held companies, Catalytic Solutions, Inc. and Clearwire Corporation, which we value at $450,000 and $757,000, respectively. Both of these companies are in the early stages of their business development. Our investments represent less than 5% ownership in each company and represent approximately 2.5% and 2.7% of the Company’s total assets at September 30, 2006 and December 31, 2005, respectively. Catalytic Solutions, Inc. manufactures and delivers proprietary technology that improves the performance and reduces the cost of catalytic converters. Clearwire Corporation is a provider of non-line-of-sight plug-and-play broadband wireless access systems. Either or both of these investments could be impaired in the future. There is no market for the securities of Catalytic Solutions, Inc. or Clearwire Corporation.

For the year ended December 31, 2004, we established a reserve of $250,000 against the note receivable from Blake Capital Partners, LLC (“Blake”). The reserve was established based upon the Company’s estimate of the collectibility of the note receivable. The Company increased the reserve by $500,000, for a total reserve of $750,000, against the note receivable during the six months ended June 30, 2006 based upon the Company’s estimate of the collectibility of the note receivable at that time. Blake Capital Partners, LLC was current in the payment of interest through the payment due March 1, 2006. The payment due September 1, 2006, however, was not made, and we have been informed by Mr. Mills, the principal of Blake Capital Partners and guarantor on the note, that no payment can be expected in the foreseeable future. As of September 30, 2006, as a result of the non-payment of interest and other information received from Mr. Mills, we booked an additional reserve of $521,000 against the note receivable and wrote-off the interest receivable through June 30, 2006 of $48,000, bringing the net of the note receivable less the reserve down to $225,000, the approximate value of the collateral securing the Note.

Cash provided by operations was $432,000 for the nine months ended September 30, 2006 compared with cash used in operations of $1,078,000 for the nine months ended September 30, 2005. For the nine months ended September 30, 2006 the positive cash flow from operations was primarily the result of our net income, and a decrease in accounts receivable and other receivables, partially offset by a decrease in accounts payable and accrued expenses and an increase costs and estimated earnings in excess of billings on uncompleted contracts. For the nine months ended September 30, 2005 the negative cash flow from operations was primarily the result of funding our operating loss, and increases in accounts receivable and other receivables. The increase in other receivables is primarily related to an increase in cash held by our bonding company as security for completion bonds on some of our projects. The amount held by the bonding company totaled $397,000 on September 30, 2006. These uses of cash were partially offset by non-cash charges for depreciation and amortization and an increase in accounts payable and accrued expenses.

Net investing activities provided $3,593,000 of cash in the nine months ended September 30, 2006 and used $178,000 of cash in the nine months ended September 30, 2005, respectively. For the nine months ended September 30, 2006 and 2005, we used cash of $139,000 and $188,000, respectively, for capital expenditures, primarily at our subsidiary, Metalclad Insulation Corporation. During the nine months ended September 30, 2006, cash of $3,732,000 was provided by proceeds from sales of assets, primarily related to the sale of the Company’s facilities in Anaheim, California. During the nine months ended September 30, 2005, cash of $10,000 was provided by proceeds from sales of assets.

Cash used in financing activities totaled $2,799,000 for the nine months ended September 30, 2006 compared with cash used in financing activities of $432,000 for the comparable period in 2005. During the nine months ended September 30, 2006, cash was used to repay the note payable to bank, the mortgage payable on the building we sold and the Company’s note to Pandora Select Partners L.P. Proceeds from long-term debt provided cash during the nine months ended September 30, 2006. During the nine months ended September 30, 2005, we used cash for payments on our note payable to Pandora Select Partners L.P., payments on our capital lease obligation, and payments on our mortgage payable. Payments on long-term borrowings used $83,000 and $121,000 of cash in the nine months ended September 30, 2006 and 2005, respectively.

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

Our subsidiary, Metalclad Insulation Corporation, continues to be engaged in lawsuits involving asbestos-related injury or potential injury claims. The 199 claims made in 2005 were down from the 725, 590, 351 and 265 claims made in 2001, 2002, 2003 and 2004, respectively. There were 179 new claims made in the first nine months of 2006, compared to 154 in the first nine months of 2005, and 228 cases resolved in the first nine months of 2006, compared to 357 cases resolved in the first nine months of 2005. There were 458 cases pending at September 30, 2006 and 507 claims pending at December 31, 2005. The average indemnity payment on all resolved claims during each of said years has fluctuated from a high of $26,520 in 2001, to a low of $15,129 in 2002, and was $21,178 in 2005. These claims are currently defended and covered by insurance. We have projected that our future liability for currently outstanding and estimated future asbestos-related claims was approximately $48,500,000 and $35,000,000, at December 31, 2004 and December 31, 2005, respectively.

As of December 31, 2005, we projected that approximately 145 new asbestos-related claims would be commenced, and approximately 245 cases would be resolved, in 2006, resulting in an estimated 407 cases pending at December 31, 2006. Since we projected that an aggregate of 533 new cases would be commenced after December 31, 2005, and that 145 of these cases would be commenced in 2006, we estimated that an aggregate of 388 new cases would be commenced after December 31, 2006. Accordingly, the cases pending and projected to be commenced in the future at December 31, 2006, would be 795 cases. Multiplying 795 claims times the approximate average indemnity paid and defense costs incurred per resolved claim from 2002 through 2005 of $33,500, in our Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2005 we had estimated our liability for current and future asbestos-related claims at December 31, 2006 to be approximately $27,000,000. This amounted to an $8,000,000 reduction from the $35,000,000 liability we estimated as of December 31, 2005, or a $2,000,000 reduction per quarter.

As of June 30, 2006, we re-evaluated our estimates, based upon the fact that we previously estimated that there would be 145 asbestos-related claims made in 2006, and that 123 claims had already been made in the first half of 2006, and that we previously estimated that 245 claims would be resolved in 2006, and that 145 claims had already been resolved in the first six months of 2006. In that re-evaluation, we also took into consideration that at June 30, 2006, the average indemnity paid on each claim over the past five and one-half years had decreased from $20,056 to $19,300. As of June 30, 2006, we projected that approximately 196 new asbestos-related claims would be commenced, and approximately 277 cases would be resolved, in 2006, resulting in an estimated 426 cases pending at December 31, 2006. Based upon these new estimates, we projected that an aggregate of 889 new cases would be commenced after December 31, 2005, and that 196 of these cases would be commenced in 2006, we estimated that an aggregate of 693 new cases would be commenced after December 31, 2006. Accordingly, the cases pending and projected to be commenced in the future at December 31, 2006, would be 1,119 cases. Multiplying 1,119 claims times the approximate average indemnity paid and defense costs incurred per resolved claim from 2002 through June 2006 of $32,800, we estimated our liability for current and future asbestos-related claims at December 31, 2006 to be approximately $37,000,000. This amounts to a $4,000,000 reduction from the $41,000,000 liability we estimated as of June 30, 2006, or a $2,000,000 reduction per quarter. Accordingly, we reduced our asbestos-related liability at the quarter ended September 30, 2006, by $2,000,000.

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

Although defense costs are included in our insurance coverage, we expended $174,000, $304,000 and $188,000 in 2003, 2004 and 2005, respectively, and $28,000 and $170,000 in the three and nine months ended September 30, 2006, respectively, to administer the asbestos claims, which is not covered by any insurance. These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies. We anticipate that this cost will continue. These costs are expensed as incurred.

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

We have engaged legal counsel to review all of our known insurance policies, and to provide us with the amount of coverage which such counsel believes to be probable under those policies for current and future asbestos-related injury claims against us. Such legal counsel has provided us with its opinion of the minimum probable insurance coverage available to satisfy asbestos-related injury claims, which significantly exceeds our estimated $35 million and $39 million future liability for such claims as of December 31, 2005 and September 30, 2006, respectively.

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

The Company projects that cash flow generated through the operation of its subsidiary, Metalclad Insulation Corporation, and the Company’s net cash assets as of September 30, 2006 will be sufficient to meet the Company’s cash requirements for at least the next twelve months.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 (SFAS No. 157), Fair Value Measurements, to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. Moreover, the SFAS states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. Consequently, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price).

SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). Finally, SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Entities are encouraged to combine the fair value information disclosed under SFAS No. 157 with the fair value information disclosed under other accounting pronouncements, including SFAS No. 107, Disclosures about Fair Value of Financial Instruments, where practicable. The guidance in this Statement applies for derivatives and other financial instruments measured at fair value under SFAS No. 133 , Accounting for Derivative Instruments and Hedging Activities, at initial recognition and in all subsequent periods.

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application is encouraged. Additionally, prospective application of the provisions of SFAS No. 157 is required as of the beginning of the fiscal year in which it is initially applied, except when certain circumstances require retrospective application.

The Company is currently evaluating the effect of adopting SFAS No. 157 on their consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158 (SFAS No. 158), Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, to require an employer to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in their financial statements. Previous standards required an employer to disclose the complete funded status of its plan only in the notes to the financial statements. Moreover, because those standards allowed an employer to delay recognition of certain changes in plan assets and obligations that affected the costs of providing benefits, employers reported an asset or liability that almost always differed from the plan's funded status. Under SFAS No. 158, a defined benefit postretirement plan sponsor that is a public or private company or a nongovernmental not-for-profit organization must (a) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for the plan's underfunded status, (b) measure the plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions), and (c) recognize, as a component of other comprehensive income, the changes in the funded status of the plan that arise during the year but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, Employers' Accounting for Pensions, or SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. SFAS No. 158 also requires an employer to disclose in the notes to financial statements additional information on how delayed recognition of certain changes in the funded status of a defined benefit postretirement plan affects net periodic benefit cost for the next fiscal year.  SFAS No.158 is effective for fiscal years ending after December 15, 2006. The Company is evaluating the effect of adopting SFAS No. 158 on their consolidated financial statements.

Item 3. Controls and Procedures

We carried out an evaluation, with the participation of our chief executive and chief financial officers, of the effectiveness, as of September 30, 2006, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, made at the end of the period, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that there has been no change in such internal control, or other factors which could significantly affect such controls including any corrective actions with regard to significant deficiencies or material weaknesses, since our evaluation.

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

In addition, our management with the participation of our principal executive officer and principal financial officer or persons performing similar functions has determined that no change in our internal control over financing reporting occurred during the quarter ended September 30, 2006 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

The number of asbestos-related cases which have been initiated naming us (primarily our subsidiary, Metalclad Insulation Corporation) as a defendant had increased from approximately 254 in 1999 to 527 in 2000 and 725 in 2001. The number of cases filed decreased after 2001 to 590 in 2002, to 351 in 2003, to 265 in 2004 and to 199 in 2005. At December 31, 2001, 2002, 2003, 2004 and 2005, there were, respectively, approximately 1,009, 988, 853, 710 and 507 cases pending. Of the decrease from 710 cases pending at December 31, 2004 to 507 cases pending at December 31, 2005, were 80 cases which had been previously counted in error, so that the actual decrease for the year ended December 31, 2005 was 123 cases. There were 179 new claims made in the first nine months of 2006, compared to 154 in the first nine months of 2005. There were 458 cases pending at September 30, 2006. These claims are currently defended and covered by insurance.

Set forth below is a table for the years ended December 31, 2002, 2003, 2004 and 2005 and the nine months ended September 30, 2006, which sets forth for each such period the approximate number of asbestos-related cases filed, the number of such cases resolved by dismissal or by trial, the number of such cases resolved by settlement, the total number of resolved cases, the number of filed cases pending at the end of such period, the total indemnity paid on all resolved cases, the average indemnity paid on all settled cases and the average indemnity paid on all resolved cases:

	2002	2003	2004	2005(2)	Nine Months Ended September 30, 2006
New cases filed	590	351	265	199	179

Defense Judgments and dismissals	382	311	311	294	150

Settled cases	229	175	97	108	78

Total resolved cases (1)	611	486	408	402(2)	228

Pending cases (1)	988	853	710	507(3)	458

Total indemnity payments	$9,244,000	$10,618,700	$6,366,750	$8,513,750	$3,945,750

Average indemnity paid on settled cases	$40,366	$60,678	$65,637	$78,831	$50,587

Average indemnity paid on all resolved cases	$15,129	$21,849	$15,605	$21,178(2)	$17,306

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

Based on the trend of reducing asbestos-related injury claims made against the Company over the past four calendar years, we projected in our Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2005 that approximately 533 asbestos-related injury claims would be made against the Company after December 31, 2005. These claims, in addition to the 507 claims existing as of December 31, 2005, totaled 1,040 current and future claims. Multiplying the average indemnity per resolved claim over the past five years of $20,056, times 1,040, we previously projected the probable future indemnity to be paid on those claims after December 31, 2005 to be equal to approximately $21 million. In addition, multiplying an estimated cost of defense per resolved claim of approximately $13,500 times 1,040, we projected the probable future defense costs to equal approximately $14 million. Accordingly, our total estimated future asbestos-related liability at December 31, 2005 was $35 million. These estimated liabilities are included as liabilities on our December 31, 2005 balance sheet.

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

As of June 30, 2006, we re-evaluated our estimates, based upon the fact that we previously estimated that there would be 145 asbestos-related claims made in 2006, and that 123 claims had already been made in the first half of 2006 and that we previously estimated that 245 claims would be resolved in 2006, and that 145 claims had already been resolved in the first six months of 2006. We now estimate that there will be 889 asbestos-related injury claims made against the Company after December 31, 2005. The 889, in addition to the 507 claims existing as of December 31, 2005, totaled 1,396 current and future claims. There were 145 resolved claims in the first six months of 2006, which means that as of June 30, 2006, the Company estimated that there were 1,251 current and future claims. Multiplying the average indemnity per resolved claim over the past five and one half years of $19,300, times 1,251, we projected the probable future indemnity to be paid on those claims after June 30, 2006 to be equal to approximately $24 million. In addition, multiplying an estimated cost of defense per resolved claim of approximately $13,500 times 1,251, we projected the probable future defense costs to equal approximately $17 million. Accordingly, our total estimated future asbestos-related liability at June 30, 2006 was $41 million.

As of June 30, 2006, we projected that approximately 196 new asbestos-related claims would be commenced, and approximately 277 cases would be resolved, in 2006, resulting in an estimated 426 cases pending at December 31, 2006. Based upon these new estimates, we projected that an aggregate of 889 new cases would be commenced after December 31, 2005, and that 196 of these cases would be commenced in 2006, we estimated that an aggregate of 693 new cases would be commenced after December 31, 2006. Accordingly, the cases pending and projected to be commenced in the future at December 31, 2006, would be 1,119 cases. Multiplying 1,119 claims times the approximate average indemnity paid and defense costs incurred per resolved claim from 2002 through June 2006 of $32,800, we estimated our liability for current and future asbestos-related claims at December 31, 2006 to be approximately $37,000,000. This amounts to a $4,000,000 reduction from the $41,000,000 liability we estimated as of June 30, 2006, or a $2,000,000 reduction per quarter. Accordingly, we reduced our asbestos-related liability at the quarter ended September 30, 2006, by $2,000,000.

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

Although defense costs are included in our insurance coverage, we expended $220,000, $174,000, $304,000 and $188,000 in 2002, 2003, 2004 and 2005, respectively, and $28,000 and $170,000 for the three and nine months ended September 30, 2006, to administer the asbestos claims. These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies.

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

On February 27, 2004, we filed an action in Orange County Superior Court against American Home, National Union and Meyers-Reynolds for breach of contract, breach of the covenant of good faith and fair dealing, declaratory relief, reformation, injunctive relief, negligent and intentional misrepresentation and breach of fiduciary duty. During the three months ended March 31, 2005, the Company recorded an accrual of $75,000 related to this dispute. On May 2, 2005, we reached a settlement in principal with American Home and National Union which resulted in the payment by the Company to American Home of approximately $39,000 in the three months ended December 31, 2005 and resulted in the Company paying an additional $45,000 in the three months ended June 30, 2006 which had been accrued at December 31, 2005. During the three months ended September 30, 2006 the Company reached a settlement with Meyers-Reynolds which resulted in the payment to the Company by Meyers-Reynolds of $100,000.

Item 6. Exhibits

Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTRX CORPORATION

Date: November 9, 2006	By:	/s/ Peter L. Hauser
Peter L. Hauser Chief Executive Officer

Date: November 9, 2006	By:	/s/ Brian D. Niebur
Brian D. Niebur Chief Financial Officer (Principal Accounting Officer)