Form 10KSB
period 2006-12-31
ENTRX CORP
filed 2007-03-23
CIK 13547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
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

Common Stock -- $.10 Par Value
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Items 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The Company’s revenues from operations for the fiscal year ended December 31, 2006 totaled $19,517,250.

The aggregate market value of the common stock held by nonaffiliates of the registrant as of March 6, 2007 was approximately $2,144,483 based on the average of the closing bid and asked price of the registrant’s common stock on such date. The number of shares outstanding of the registrant’s common stock, as of March 6, 2007 was 8,116,147.

Transitional Small Business Issuer Format (Check One):

Yes ☐ No ☒

All statements, other than statements of historical fact, included in this Form 10-KSB, including without limitation the statements under “Management’s Discussion and Analysis or Plan of Operation” and “Description of Business” are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Entrx Corporation (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-KSB. Such potential risks and uncertainties include, without limitation; the outcome of existing litigation; competitive pricing and other pressures from other businesses in the Company’s markets; the accuracy of the Company’s estimate of future liability for asbestos-related injury claims; the adequacy of insurance, including the adequacy of insurance to cover current and future asbestos-related injury claims; the valuation of the Company’s investments; collectibility of a loan due from an affiliate of a principal shareholder; economic conditions generally and in the Company’s primary markets; availability of capital; the adequacy of the Company’s cash and cash equivalents; the cost of labor; the accuracy of the Company’s cost analysis for fixed price contracts; and other risk factors detailed herein and in other of the Company’s filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this Form 10-KSB and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements.  You can identify these forward-looking statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “continue,” and similar words.

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

Our principal executive offices are located at 800 Nicollet Mall, Suite 2690, Minneapolis, Minnesota 55402, and our telephone number is (612) 333-0614. Metalclad Insulation Corporation’s principal facilities are located at 1818 East Rosslynn, Fullerton, California 92831.

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

Fixed-price contracts generally require that we perform all work for an agreed upon price, often by a specified date. Such contracts usually provide for increases in the contract price if our construction costs increase due to changes in or delays of the project initiated or caused by the customer or owner. However, absent causes resulting in increases in contract prices, we take certain risks, including the risk that our costs associated with the project exceed the agreed upon price. Our failure to accurately predict the extent of the effort required and cost of labor on one insulation removal project commenced on April 18, 2005, resulted in a loss of $1,050,000 during 2005 and an additional loss of $566,000 in 2006. Under these fixed-price contracts we normally receive periodic payments based on the work performed to a particular date, less certain retentions. The amounts retained are held by the customer pending either satisfactory completion of our work or, in some cases, satisfactory completion of the entire project.

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

Operations and Employee Safety. All contract work is performed by trained personnel, and supervised by project managers trained and experienced in both construction and asbestos abatement. Each employee involved in asbestos abatement must complete a general training and safety program conducted by the Company or union affiliation. Training topics include approved work procedures, instruction on protective equipment and personal safety, dangers of asbestos, methods for controlling friable asbestos and asbestos transportation and handling procedures. In addition, all full-time employees engaged in asbestos abatement activities are required to attend a minimum four-day course approved by the EPA and the Occupational Safety and Health Administration ("OSHA"), and all supervisors of abatement projects are required to attend an eight-hour first aid/CPR/safety course and an eight-hour EPA/AHERA refresher course annually. At December 31, 2006, one of our full-time salaried employees and 21 hourly employees had been trained and certified as "competent individuals" under EPA regulations relating to the training of asbestos abatement workers. All employees are issued detailed training materials. We typically conduct a job safety analysis in the job bidding stage.

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

Curtom-Metalclad Joint Venture. In 1989, Metalclad Insulation Corporation entered into a joint venture with a minority service firm, known as Curtom Building & Development Corporation (“Curtom Building”), which was designated as qualifying for preferential contract bidding because of minority status, by Metropolitan Transportation Authority, and until September 2005, by Supplier Clearinghouse. Metalclad Insulation Corporation owns a 49% interest in the joint venture. The joint venture, known as "Curtom-Metalclad," submits bids for insulation and asbestos abatement services. When contracts are obtained by the joint venture, we perform the work specified in the contract as a subcontractor to the joint venture. The joint venture agreement, as amended, provides that Curtom-Metalclad will receive 2.5% of revenues obtained by Metalclad Insulation Corporation as a subcontractor, of which 80% will be distributed to Curtom Building and 20% will be retained by Curtom-Metalclad. We retain the remaining revenues. Sales for the year ended December 31, 2006 for Curtom-Metalclad projects were approximately $3,383,000 or 17.3% of our revenue, compared to $1,418,000 or 9.6% of revenue in 2005. While the revenues and gross profit from the subcontracts we perform for Curtom-Metalclad are significant to us, the joint venture of Curtom-Metalclad has no material assets, liabilities or earnings. The termination of the Curtom-Metalclad joint venture and the loss of revenues that joint venture generates, could have a material adverse affect on us. In accordance with FIN 46 “Consolidation of Variable Interest Entities”, as amended by FIN 46R, we have consolidated Curtom-Metalclad since we have determined we are the primary beneficiary as defined by FIN 46R.

Customers. Our customers are generally either industrial or commercial. The industrial customers are predominately public utilities (power, natural gas and water/water treatment), major oil companies for oil refineries and petrochemical plants, chemical and food processors, other heavy manufacturers, and engineering/construction companies. The commercial customers are primarily government agencies, schools, hospitals, commercial and light manufacturing companies, and the general or mechanical construction contractors. During 2006, JE Merit Constructors, Inc. accounted for 17.3% of our revenues and Southern California Edison Company through our Curtom-Metalclad joint venture accounted for 15.2% of our revenues. We cannot project whether a significant portion of our revenues will be derived from these customers in 2007. It is often the case in our business that a customer that represented over 10% of our revenues in one year would not represent over 10% of our revenues in the following year. (See Note 17 to the Consolidated Financial Statements.)

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

Backlog. Our backlog for insulation services at December 31, 2006 and December 31, 2005 was approximately $11,305,000 and $10,120,000, respectively. Backlog is calculated in terms of estimated revenues on fixed-price and cost-plus projects in progress or for which contracts have been executed. Approximately 71% of our backlog is under cost-plus contracts. Our backlog as of any date is not necessarily indicative of future revenues. We estimate that our entire backlog as of December 31, 2006 will be completed during the next eighteen months.

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

Based on the trend of reducing asbestos-related injury claims made against the Company over the past four years, we project that 924 asbestos-related injury claims will be made against the Company in the future, in addition to the 404 claims existing as of December 31, 2006, totaling 1,328 claims. Multiplying the average indemnity paid per resolved claim over the past six years of $19,131, times 1,328, we project the probable future indemnity to be paid on those claims to be equal to approximately $25 million. In addition, multiplying an estimated cost (which cost is included within the limits of our insurance coverage) of defense per resolved claim of approximately $13,500 times 1,328, we project the probable future defense costs to equal approximately $18 million. See Item 3 - “Legal Proceedings - Asbestos-related Claims.”

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

We have engaged legal counsel to review all of our known insurance policies, and to provide us with the amount of coverage which such counsel believes to be probable under those policies for current and future asbestos-related injury claims against us. Such legal counsel has provided us with its opinion of the minimum probable coverage available to satisfy asbestos-related injury claims, which significantly exceeds our estimated $43,000,000 liability for such claims at December 31, 2006.

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

Insurance Policy Settlement. In June 2004, Metalclad Insulation Corporation, our wholly owned subsidiary, and Entrx Corporation, entered into a Settlement Agreement and Full Policy Release (the “Agreement”) releasing Allstate Insurance Company from its policy obligations for a broad range of claims arising from injury or damage which may have occurred during the period March 15, 1980 to March 15, 1981, under an umbrella liability policy (the “Policy”). The Policy provided limits of $5,000,000 in the aggregate and per occurrence. Allstate claimed that liability under the Policy had not attached, and that regardless of that fact, an exclusion in the Policy barred coverage for virtually all claims of bodily injury from exposure to asbestos, which is of primary concern to Metalclad Insulation Corporation. Metalclad Insulation Corporation took the position that such asbestos coverage existed. The parties to the Agreement reached a compromise, whereby Metalclad Insulation Corporation received $2,500,000 in cash, and Metalclad Insulation Corporation and Entrx Corporation agreed to indemnify and hold harmless Allstate from all claims which could be alleged against the insurer respecting the policy, limited to $2,500,000 in amount. Based on past experience related to asbestos insurance coverage, we believe that the Agreement we entered into in June 2004, will result in a probable loss contingency for future insurance claims based on the indemnification provision in the Agreement. Although we are unable to estimate the exact amount of the loss, we believe at this time the reasonable estimate of the loss will not be less than $375,000 or more than $2,500,000 (the $2,500,000 represents the maximum loss we would have based on the indemnification provision in the Agreement). Based on the information available to us, no amount in this range appears at this time to be a better estimate than any other amount. The $375,000 estimated loss contingency noted in the above range represents 15% of the $2,500,000 we received and is based upon our attorney’s informal and general inquiries to an insurance company of the cost for us to purchase an insurance policy to cover the indemnification provision we entered into. We recorded a reserve of $375,000 at the time we entered into the Agreement and nothing has come to our attention that would require us to record a different estimate at December 31, 2006.

Employees.

As of December 31, 2006, we had two part-time salaried employees in our executive offices and 12 full-time salaried employees in our insulation business in California, for a total of 14 employees. These included three executive officers, project managers/estimators, purchasing, accounting, and office staff.

As of December 31, 2006, our subsidiary, Metalclad Insulation Corporation, employed approximately 115 hourly employees for insulation contracting services, nearly all of whom are members of the International Association of Heat and Frost Insulators and Asbestos Workers ("AFL-CIO") or Laborers Local Union 300, which makes the hourly employees available to us from time to time. Metalclad Insulation Corporation is a party to agreements with local chapters of various trade unions. The number of hourly employees employed by us fluctuates depending upon the number and size of projects that we have under construction at any particular time. It has been our experience that hourly employees are generally available for our projects, and we have continuously employed a number of hourly employees on various projects over an extended period of time. We consider our relations with our hourly employees and the unions representing them to be good, and have not experienced any recent work stoppages due to strikes by such employees. Additionally, the trade union agreements we are a party to include no strike, no work stoppage provisions. In August, 2004 a new “Basic Agreement” was signed with Local No. 5 of the International Association of Heat and Frost Insulators and Asbestos Workers that expires in September 2008. The “Basic Agreement” included a “Maintenance Agreement” as an addendum. Approximately 95% of our hourly employees are covered by the Local No. 5 agreement. An agreement with the Laborers Local 300 was signed in January 2004 and expired in December 2006. A new agreement with the Laborers Local 300 was signed in January 2007 and expires in December 2009. Approximately 5% of our hourly employees are covered by the Labors Local 300 agreement.

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

Our wholly owned subsidiary, Metalclad Insulation Corporation, is housed in a facility in Fullerton, California. This facility consists of approximately 27,100 square feet of office and warehouse space. The Company has leased this facility through December 31, 2011 at a monthly rate of $13,500 per month with yearly rent increases of approximately 3% per year. The lease contains an option for the Company to renew for an additional five years as defined in the agreement.

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

The number of asbestos-related cases which have been initiated naming us (primarily our subsidiary, Metalclad Insulation Corporation) as a defendant had increased from approximately 254 in 1999 to 527 in 2000 and 725 in 2001. The number of cases filed decreased after 2001 to 590 in 2002, to 351 in 2003, to 265 in 2004 and to 199 in 2005, but increased in 2006 to 232. At December 31, 2001, 2002, 2003, 2004, 2005 and 2006, there were, respectively, approximately 1,009, 988, 853, 710, 507 and 404 cases pending. Of the decrease from 710 cases pending at December 31, 2004 to 507 cases pending at December 31, 2005, were 80 cases which had been previously counted in error, so that the actual decrease for the year ended December 31, 2005 was 123 cases. These claims are currently defended and covered by insurance.

Set forth below is a table for the years ended December 31, 2002, 2003, 2004, 2005 and 2006, which sets forth for each such period the approximate number of asbestos-related cases filed, the number of such cases resolved by dismissal or by trial, the number of such cases resolved by settlement, the total number of resolved cases, the number of filed cases pending at the end of such period, the total indemnity paid on all resolved cases, the average indemnity paid on all settled cases and the average indemnity paid on all resolved cases:

	2002	2003	2004	2005(2)		2006
New cases filed	590	351	265	199		232
Defense Judgments and dismissals	382	311	311	294		253
Settled cases	229	175	97	108		82
Total resolved cases (1)	611	486	408	402	(2)	335
Pending cases (1)	988	853	710	507	(3)	404
Total indemnity payments	$9,244,000	$10,618,700	$6,366,750	$8,513,750		$4,858,750
Average indemnity paid on settled cases	$40,366	$60,678	$65,637	$78,831		$59,253
Average indemnity paid on all resolved cases	$15,129	$21,849	$15,605	$21,178	(2)	$14,504

(1)	Total resolved cases includes, and the number of pending cases excludes, cases which have been settled but which have not been closed for lack of final documentation or payment.

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

The number of asbestos-related claims made against the Company since 2001, as well as the number of cases pending at the end of each of those years, has reflected a general downward trend from 2002 through 2006, with about a 15% increase in 2006 over 2005. We believe that it is probable that this general trend will continue, although such continuance cannot be assured, particularly in view of the increase in the claims made in 2006 as compared to 2005. The average indemnity paid on all resolved claims has fluctuated over the past six-year period ended December 31, 2006 from a high of $26,520 in 2001, to a low of $14,504 in 2006, with an average indemnity payment of $19,131 over the same six-year period. We believe that the sympathies of juries, the aggressiveness of the plaintiffs’ bar and the declining base of potential defendants as the result of business failures, have tended to increase payments on resolved cases. This tendency, we believe, has been mitigated by the declining pool of claimants resulting from death, and the likelihood that the most meritorious claims have been ferreted out by plaintiffs’ attorneys and that the newer cases being brought are not as meritorious nor do they have as high a potential for damages as do cases which were brought earlier. We have no reason to believe, therefore, that the average future indemnity payments will increase materially in the future.

In addition, direct defense costs per resolved claim increased from $9,407 in 2001 to $13,320 in 2006. We believe that these defense costs increased as a result of a change in legal counsel in 2004, and the more aggressive defense posture taken by new legal counsel since that change. We do not believe that the defense costs will increase materially in the future, and are projecting those costs to be approximately $13,500 per claim.

Based on the trend of reducing asbestos-related injury claims made against the Company over the past four calendar years, we projected in our Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2005 that approximately 533 asbestos-related injury claims would be made against the Company after December 31, 2005. These claims, in addition to the 507 claims existing as of December 31, 2005, totaled 1,040 then current and future claims. Multiplying the average indemnity per resolved claim over the past five years of $20,056, times 1,040, we previously projected the probable future indemnity to be paid on those claims after December 31, 2005 to be equal to approximately $21 million. In addition, multiplying an estimated cost of defense per resolved claim of approximately $13,500 times 1,040, we projected the probable future defense costs to equal approximately $14 million. Accordingly, our total estimated future asbestos-related liability at December 31, 2005 was $35 million. These estimated liabilities are included as liabilities on our December 31, 2005 balance sheet.

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

As of June 30, 2006, we re-evaluated our estimates, based upon the fact that we previously estimated that there would be 145 asbestos-related claims made in 2006, and that 123 claims had already been made in the first half of 2006 and that we previously estimated that 245 claims would be resolved in 2006, and that 145 claims had already been resolved in the first six months of 2006. As of June 30, 2006 we estimated that there would be 889 asbestos-related injury claims made against the Company after December 31, 2005. The 889, in addition to the 507 claims existing as of December 31, 2005, totaled 1,396 current and future claims. There were 145 resolved claims in the first six months of 2006, which meant that as of June 30, 2006, the Company estimated that there were 1,251 current and future claims. Multiplying the average indemnity per resolved claim over the past five and one half years of $19,300, times 1,251, we projected the probable future indemnity to be paid on those claims after June 30, 2006 to be equal to approximately $24 million. In addition, multiplying an estimated cost of defense per resolved claim of approximately $13,500 times 1,251, we projected the probable future defense costs to equal approximately $17 million. Accordingly, our total estimated future asbestos-related liability at June 30, 2006 was $41 million.

As of June 30, 2006, we projected that approximately 196 new asbestos-related claims would be commenced, and approximately 277 cases would be resolved, in 2006, resulting in an estimated 426 cases pending at December 31, 2006. Based upon these new estimates, we projected that an aggregate of 889 new cases would be commenced after December 31, 2005, and that 196 of these cases would be commenced in 2006, we estimated that an aggregate of 693 new cases would be commenced after December 31, 2006. Accordingly, the cases pending and projected to be commenced in the future at December 31, 2006, would be 1,119 cases. Multiplying 1,119 claims times the approximate average indemnity paid and defense costs incurred per resolved claim from 2002 through June 2006 of $32,800, we estimated our liability for current and future asbestos-related claims at December 31, 2006 to be approximately $37,000,000. This amounted to a $4,000,000 reduction from the $41,000,000 liability we estimated as of June 30, 2006, or a $2,000,000 reduction per quarter. Accordingly, we reduced our asbestos-related liability at the quarter ended September 30, 2006, by $2,000,000.

As of December 31, 2006, we again re-evaluated our estimates. We now estimate that there will be 924 asbestos-related injury claims made against the Company after December 31, 2006. The 924, in addition to the 404 claims existing as of December 31, 2006, totaled 1,328 current and future claims. Multiplying the average indemnity per resolved claim over the past six years of $19,131, times 1,328, we projected the probable future indemnity to be paid on those claims after December 31, 2006 to be equal to approximately $25 million. In addition, multiplying an estimated cost of defense per resolved claim of approximately $13,500 times 1,328, we projected the probable future defense costs to equal approximately $18 million. Accordingly, our total estimated future asbestos-related liability at December 31, 2006 was $43 million.

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

Although defense costs are included in our insurance coverage, we expended $220,000, $174,000, $304,000, $188,000, and $215,000 in 2002, 2003, 2004, 2005 and 2006, respectively, to administer the asbestos claims. These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies.

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

In a related action, a default was entered against us in December, 2002, in favor of the same former employee referred to in the foregoing paragraph by the Mexican Federal Labor Arbitration Board, for an unspecified amount. The former employee was seeking in excess of $9,000,000 in damages as a result of his termination as an employee. The default was obtained without the proper notice being given to us, and was set aside in the quarter ended June 30, 2003. The Mexican Federal Labor Arbitration Board rendered a recommendation on December 13, 2004, to the effect that the former employee was entitled to an award of $350,000 from Entrx in connection with the termination of his employment. The award is in the form of a recommendation which has been affirmed by the Mexican Federal Court, but is only exercisable against assets of the Company located in Mexico. The Company has no material assets in Mexico. The award does not represent a collectible judgment against the Company in the United States. Since the Company has no material assets in Mexico, the likelihood of any liability based upon this award is remote, and we therefore believe that there is no potential liability to the Company at December 31, 2006 or 2005. The Company intends to continue to pursue its claims against the same employee for breach of contract, fraud, collusion and other causes of action in connection with the 1999 sale of one of the Company’s operating businesses in Mexico.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

During the year ended December 31, 2004 and until February 15, 2005, our Common Stock was traded on The Nasdaq SmallCap Market under the symbol "ENTX." Since February 16, 2005 our common stock has traded on the pink sheets under the symbol ENTX.PK. The following table sets forth, for the fiscal periods indicated, the high and low bid prices for the Common Stock as reported by Nasdaq or as quoted over-the-counter and recorded in the pink sheets. The bid prices represent prices between broker-dealers and don’t include retail mark-ups and mark-downs or any commissions to the dealer. These bid prices may not reflect actual transactions.

	Bid Price
	High	Low
Fiscal Year Ended December 31, 2005
Quarter Ended March 31, 2005	$0.57	$0.29
Quarter Ended June 30, 2005	0.31	0.11
Quarter Ended September 30, 2005	0.31	0.20
Quarter Ended December 31, 2005	0.25	0.15

Fiscal Year Ended December 31, 2006
Quarter Ended March 31, 2006	$0.24	$0.13
Quarter Ended June 30, 2006	0.25	0.15
Quarter Ended September 30, 2006	0.35	0.18
Quarter Ended December 31, 2006	0.23	0.11

As of March 6, 2007, the closing bid price for the common shares in the pink sheets was $0.35.

Shareholders of Record

As of March 6, 2007, the approximate number of record holders of our Common Stock was 1,550.

Dividends

We have not paid any cash dividends on our Common Stock since our incorporation, and anticipate that, for the foreseeable future, earnings, if any, will continue to be retained for use in our business.

Unregistered Sales of Securities

The following table sets forth certain information regarding the sale of common stock by the Company during the calendar year 2006 in transactions which were not registered under the Securities Act of 1933 (the “Act”).

Date of Sale	Number of Shares Sold	Person(s) to Whom Sold	Consideration Paid	Exemption from Registration Relied Upon Under the Act(1)
6/7/2006	50,000 Shares	Members of the Board of Directors of Entrx Corporation (4 members) and Metalclad Insulation Corporation (1 member)	Services as directors, valued at $0.16 per share	Section 4(2) of the Securities Act of 1933, as a transaction not involving a public offering.

(1)
Each member of the Board of Directors of Entrx Corporation, the chief executive officer of Entrx and the Director of Metalclad Insulation Corporation are deemed to be “accredited investors” by reason of their offices.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Summary.

Our revenues increased from $14,711,000 in 2005 to $19,517,000 in 2006. Gross margin percentage increased from 10.3% in 2005 to 14.8% in 2006. Revenues increased primarily due to the Company obtaining new maintenance contracts, and hiring additional project managers which allows the Company to bid on more projects. The gross margin percentage increased for 2006 as compared with 2005 due to the Company recording an anticipated loss of $1,050,000 on a single project in 2005 which negatively impacted the gross margin in 2005. The Company recorded a loss of only $566,000 on the same project in 2006. We anticipate that our revenues will continue to increase in 2007 due to the increase in our backlog at December 31, 2006 as compared to December 31, 2005, and anticipate that gross margin percentages in 2007 will approximate those in 2006.

We had a net income of $2,052,000 in 2006 primarily due to the operating income at Metalclad Insulation Corporation, a $1,725,000 gain recorded on the sale of a building, land and building improvements and $1,025,000 of income related to the settlement of lawsuits. An additional allowance of $1,084,000 on a shareholder note receivable partially offset the net income. We had a net loss of $1,743,000 in 2005 primarily due to the $1,050,000 loss recorded on a project and $409,000 related to the impairment charge on an investment in a privately-held company.

In an effort to increase shareholder value and to diversify from our insulation services business, we have made equity investments in several companies that are not in the insulation services business and which we believed had the ability to provide acceptable return on our investments. We currently have investments in the common stock of Catalytic Solutions, Inc., and warrants for the purchase of common stock of Clearwire Corporation, which we value at $450,000 and $757,000, respectively. Both of these companies are in the early stages of their business development. Our investments represent less than 5% ownership in each company and represent approximately 2.3% and 2.7% of the Company’s total assets at December 31, 2006 and 2005, respectively. Catalytic Solutions, Inc. manufactures and delivers proprietary technology that improves the performance and reduces the cost of catalytic converters. Catalytic’s common stock is traded on the AIM market in London under the symbol “CTS”. Clearwire Corporation is a provider of non-line-of-sight plug-and-play broadband wireless access systems. Clearwire has recently filed an S-1 registration statement with the Securities and Exchange Commission for the sale of its common stock. The warrants are exercisable at $4.00 per share, or on a cashless basis, the Company can convert the warrants at the fair market value of the warrants into common stock at the $4.00 per share exercise price. Either or both of these investments could be impaired in the future. See “Liquidity and Capital Resources.” We also own 190,566 shares of the common stock of VioQuest Pharmaceuticals, Inc., the common stock of which is publicly traded on the NASD Bulletin Board under the symbol “VQPH”. Of the 190,566 shares, 75,000 shares are subject to options exercisable by three current and former members of our Board of Directors at $1.25 per share.

In January of 2005, our operating subsidiary, Metalclad Insulation Corporation (“Metalclad”), renewed its $1,000,000 line of credit financing from the Far East National Bank, Newport Beach, California. The due date of the line of credit was May 1, 2006. We paid the full amount due on the line of credit when we sold our operating facilities in Anaheim, California, on April 20, 2006.

Our subsidiary, Metalclad Insulation Corporation, continues to be engaged in lawsuits involving asbestos-related injury or potential injury claims. The 232 claims made in 2006 were up from the 199 claims made in 2005. The average indemnity payment on all resolved during each of the past six years has fluctuated from a high of $26,520 in 2001, to a low of $14,504 in 2006. These claims are currently defended and covered by insurance. We had projected that our future liability for future asbestos related claims at December 31, 2005 was $35,000,000. As the result of the increase in claims made in 2006, we adjusted our projections and have projected that our future liability for currently outstanding and estimated future asbestos-related claims was approximately $43,000,000 at December 31, 2006. We have determined that it is probable that we have sufficient insurance to provide coverage for both current and future projected asbestos-related injury claims. This determination assumes that the current six years trend of reducing asbestos-related injury claims will continue, despite the increase in claims made in 2006 and 2005, and that the average indemnity and direct legal costs of each resolved claim will not materially increase. The determination also assumes that the insurance companies live up to what we believe is their obligation to continue to cover our exposure with regards to these claims. Several affiliated insurance companies have brought a declaratory relief action against our subsidiary, Metalclad, as well as a number of other insurers, to resolve certain coverage issues. (See Item 3, “Legal Proceedings - Asbestos-related Claims”) In addition, we paid approximately $215,000 and $188,000 in 2006 and 2005, respectively, in legal fees to assess and monitor the asbestos-related claims, and to assess and monitor our insurance coverage and insurance company activities involving the defense and payment of these claims. We anticipate that this cost will continue.

Results of Operations

General. Our revenues have been generated primarily from insulation services and sales of insulation products and related materials in the United States.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005.

Revenue. Total revenues were $19,517,000 in 2006 as compared to $14,711,000 for 2005, an increase of 32.7%. The increase from 2006 to 2005 was primarily a result of the Company obtaining new maintenance contracts, and hiring additional project managers which allows the Company to bid on more projects in 2006 and which ultimately increased the number of jobs in which we were the winning bidder.

Cost of Revenue and Gross Margin. Total cost of revenue for the year ended December 31, 2006 was $16,638,000 as compared to $13,199,000 for the year ended December 31, 2005, an increase of 26.1%. The gross margin as a percentage of revenue was approximately 14.8% for the year ended December 31, 2006 compared to 10.3% for the year ended December 31, 2005. The increase in the gross margin percentage during the year ended December 31, 2006 as compared with the year ended December 31, 2005 is primarily the result of the Company recording a charge of $1,050,000 related to an anticipated loss on a project during the year ended December 31, 2005 as compared with a charge of $566,000 related to additional losses on the same project during the year ended December 31, 2006. The increase in the cost of revenues for the year ended December 31, 2006 as compared to the year ended December 31, 2005 was primarily due to higher revenues as discussed above.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $2,401,000 for the year ended December 31, 2006 as compared to $2,425,000 for the year ended December 31, 2005, a decrease of .1% due primarily to a decreases in legal and insurance expenses, partially offset by an increase in compensation expense primarily related to performance bonuses.

Other Operating Expense. For the year ended December 31, 2004, we established a reserve of $250,000 against the note receivable from Blake Capital Partners, LLC (“Blake”). The reserve was established based upon the Company’s estimate of the collectibility of the note receivable. The Company increased the reserve by $500,000, for a total reserve of $750,000, against the note receivable during the six months ended June 30, 2006 based upon the Company’s estimate of the collectibility of the note receivable at that time. Blake Capital Partners, LLC was current in the payment of interest through the payment due March 1, 2006. The payment due September 1, 2006, however, was not made, and we have been informed by Mr. Mills, the principal of Blake Capital Partners and guarantor on the note, that no payment can be expected in the foreseeable future. As of December 31, 2006, as a result of the non-payment of interest and other information received from Mr. Mills, we have booked an additional reserve of $536,000 against the note receivable and wrote-off the interest receivable through June 30, 2006 of $48,000, bringing the net of the note receivable less the reserve down to $210,000, the approximate value of the collateral securing the Note. Blake is a limited liability company wholly-owned by Wayne W. Mills, the Company’s former (prior to October 15, 2004) President and Chief Executive Officer. The collateral on the note consists of 500,000 shares of the Company’s common stock and 250,000 shares of the $0.01 par value common stock of VioQuest Pharmaceuticals, Inc. (OTC Bulletin Board: VQPH). (See “Liquidity and Capital Resources” under this Item 6 below).

Interest Income and Expense. Interest expense for the year ended December 31, 2006 was $107,000 as compared with interest expense of $555,000 for the year ended December 31, 2005. The decrease in 2006 as compared to 2005 was primarily due to a decrease in the average balance due to the pay-off of debt after the sale of the Company’s California building, as well as no amortization of the original issue discount, of the note with Pandora Select Partners L.P. during the year ended December 31, 2006. The note with Pandora Select Partners L.P. was repaid in June 2006. During 2005 the Company expensed the remaining $148,325 of original issue discount, the fair value of the warrant, and the beneficial conversion of the note payable into common stock related to a convertible note payable which the Company issued in December 2003 for $1,300,000. Interest income decreased from $132,000 in the year ended December 31, 2005 to $105,000 in the year ended December 31, 2006, primarily due to the Company not recording any interest income on the note receivable from Blake Capital Partners, LLC in the second half of 2006.

Gain on Sale of Building, Land, and Building Improvements. Gain on sale of building, land and building improvements was $1,725,000 for the year ended December 31, 2006. This gain was related to the sale of the Company’s facilities in Anaheim, California that housed the Company’s insulation operations.

Other Income and Expense. Other income for the year ended December 31, 2006 was $1,025,000. $100,000 of other income related to the settlement agreement with Meyers-Reynolds whereby Meyers-Reynolds agreed to pay Entrx Corporation $100,000 in exchange for the dismissal with prejudice by Entrx Corporation of the law suit filed by Entrx Corporation against Meyers-Reynolds. Also included in the $1,025,000 of other income for the year ended December 31, 2006 was $925,000 related to the settlement agreement with Ventana Global Environmental Organizational Partnership, L.P. and North America Environmental Fund, L.P. (collectively referred to as “Ventana”) whereby Ventana agreed to pay Entrx Corporation $1,250,000 in exchange for the dismissal with prejudice by Entrx Corporation of the law suit (the “Ventana Action”) filed by Entrx Corporation against Ventana and others in Orange County, California Superior Court in November 2000. Entrx Corporation received $925,000 net after payment of legal fees and expenses associated with the settlement.

In an effort to increase shareholder value and to diversify from our insulation services business, we have made equity investments in several companies that are not in the insulation services business and which we believed had the ability to provide acceptable return on our investments. For the year ended December 31, 2006 we recognized an impairment charge of $91,000 related to our investment in VioQuest Pharmaceuticals, Inc. For the year ended December 31, 2005 we recognized an impairment charge of $409,000 related to our investment in Catalytic Solutions, Inc. The impairment charges were due to the decline in the fair value below the cost basis that was judged to be other than temporary.

Net Income (Loss). We experienced net income of $2,052,000 (or net income of $0.26 per share) for the year ended December 31, 2006, as compared to a net loss of $1,743,000 (or a loss of $0.23 per share) for the comparable period ended December 31, 2005. The net income for the year ended December 31, 2006 was primarily due to the gain on the sale of our facilities in Anaheim, California, our settlement with Ventana Global Environmental Organizational Partnership, L.P. and North America Environmental Fund, L.P. and the improved operating results at Metalclad Insulation Corporation. The net loss of $1,743,000 for the year ended December 2005 includes $1,050,000 related to an anticipated loss on a project and $409,000 related to an impairment charge on one of our investments in a privately-held company.

Liquidity and Capital Resources

As of December 31, 2006, we had $1,608,000 in cash and cash equivalents and $99,000 in available-for-sale securities. The Company had working capital of $4,300,000 as of December 31, 2006.

Due to the increase in real estate value in southern California and the resulting increase in the Company’s equity in its facility, and the Company’s need for cash, the Company signed an agreement in December 2005 to sell its facilities in Anaheim, California for $3,900,000. The sale of the building was completed in April 2006. At the time of sale, the cost basis of the building, land and building improvements was $2,080,082 and accumulated depreciation was $101,035. The Company leased the facilities back for eight months and recognized the gain on the sale during the three months ended June 30, 2006. The Company had a first mortgage on the building of $1,499,978, including accrued interest of $8,698, at the time of sale and a second mortgage on the building of $150,000 at the time of the sale. The mortgages were repaid upon the sale of the building. After repayment of the Company’s $1,000,000 line of credit and mortgages, we had approximately $960,000 in cash to be used as working capital.

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

Cash provided by continuing operations was $446,000 for 2006, compared with cash used by continuing operations of $950,000 in 2005. For the year ended December 31, 2006 the positive cash flow from operations was primarily the result of our net income, a decrease in inventories, a decrease in other receivables and a gain on the settlement of the Ventana action. These sources of cash were partially offset by an increase in accounts receivable. For the year ended December 31, 2005 the negative cash flow from operations was primarily the result of funding our operating loss, an increase in accounts receivable and an increase in other receivables. The increase in other receivables is primarily related to cash held by our bonding company as security for completion bonds on some of our projects. The uses of cash were also partially offset by a decrease in costs and estimated earnings in excess of billings on uncompleted contracts, and increases in billings in excess of costs and estimated earnings on uncompleted contracts and accounts payable and accrued expenses.

Net investing activities provided $3,566,000 of cash in the year ended December 31, 2006, and used $181,000 of cash in 2005. Additions to property and equipment used $171,000 and $194,000 in 2006 and 2005, respectively, primarily for our subsidiary, Metalclad Insulation Corporation. During the year ended December 31, 2006, cash of $3,738,000 was provided by proceeds from sales of assets, primarily related to the sale of the Company’s facilities in Anaheim, California. During the year ended December 31, 2005, cash of $13,000 was provided by proceeds from sales of assets.

Cash used by financing activities totaled $2,819,000 in 2006 compared with cash used by financing activities of $812,000 in 2005. During the year ended December 31, 2006, cash was used to repay the note payable to bank, the mortgage payable on the building we sold and the Company’s note to Pandora Select Partners L.P. Long-term borrowings provided $114,000 and $73,000 of cash in 2006 and 2005, respectively, and payments on long-term borrowings used $102,000 and $147,000 of cash in 2006 and 2005, respectively. Payments on the convertible note payable used $555,000 of cash in 2006, and $462,000 of cash in 2005.

In 2001, $1,255,000 was loaned to an affiliate of Wayne W. Mills, Blake Capital Partners, LLC (“Blake”) under a note (“Note”) secured by 500,000 shares of the Company’s common stock and any dividends received on those shares. At the time the loan was made, Mr. Mills was a principal shareholder of the Company, and was subsequently elected as the Company’s President and Chief Executive Officer. In November 2003, the Board of Directors of the Company negotiated an amendment to the security agreement (the “Amended and Restated Security Agreement”) which it believed to be beneficial to the Company. The Note as amended (the “New Note”) is in the principal amount of $1,496,370, and now provides for an October 31, 2007 due date, with interest at 2% over the prime rate established by Wells Fargo Bank, NA in Minneapolis, Minnesota, adjusted on March 1 and September 1 of each year, instead of the 12% rate established in the Note. Interest only is payable commencing March 1, 2004, and at the end of each six-month period thereafter. The New Note is with full recourse to Blake Capital Partners, which has minimal assets, other than 500,000 common shares of the Company’s common stock and 250,000 shares of VioQuest Pharmaceuticals, Inc., all of which are being held by the Company as collateral for the New Note. The Amended and Restated Security Agreement, unlike the original Security Agreement, does not require us, or permit Blake Capital Partners or Mr. Mills, to cancel the shares of the Company’s common stock held as collateral as full payment of the loan, or require us to apply the value of those cancelled shares at $2.50 per share against the principal balance of the amounts due. In addition, Mr. Mills has personally guaranteed the repayment of the New Note.

Other financial obligations of Mr. Mills have materially impaired his ability to fulfill his obligations as a guarantor of the New Note. For the year ended December 31, 2004, we established a reserve of $250,000 against the Note. The reserve was established based upon the Company’s estimate of the collectibility of the note receivable. The Company increased the reserve by $500,000, for a total reserve of $750,000, against the note receivable during the six months ended June 30, 2006 based upon the Company’s estimate of the collectibility of the note receivable at that time. Blake was current in the payment of interest through the payment due March 1, 2006. The payment due September 1, 2006, however, was not made, and we have been informed by Mr. Mills that no payment can be expected in the foreseeable future. As of December 31, 2006, as a result of the non-payment of interest and other information received from Mr. Mills, we have booked an additional reserve of $536,000 against the note receivable and wrote-off the interest receivable through June 30, 2006 of $48,000, bringing the net of the note receivable less the reserve down to $210,000, the approximate value of the collateral securing the Note. We are in the process of foreclosing on and cancelling the 500,000 shares of the Company’s common stock, and exploring our opportunities to obtain proceeds from the value of the VioQuest Pharmaceuticals, Inc. common stock.

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

The number of asbestos-related cases which have been initiated naming us (primarily our subsidiary, Metalclad Insulation Corporation) as a defendant had increased from approximately 254 in 1999 to 527 in 2000 and 725 in 2001. The number of cases filed decreased after 2001 to 590 in 2002, to 351 in 2003, to 265 in 2004 and to 199 in 2005. The number of cases filed increased to 232 in 2006. At December 31, 2001, 2002, 2003, 2004, 2005 and 2006, there were, respectively, approximately 1,009, 988, 853, 710, 507 and 404 cases pending. Of the decrease from 710 cases pending at December 31, 2004 to 507 cases pending at December 31, 2005, were 80 cases which had been previously counted in error, so that the actual decrease for the year ended December 31, 2005 was 123 cases.

Set forth below is a table for the years ended December 31, 2002, 2003, 2004, 2005 and 2006, which sets forth for each such period the approximate number of asbestos-related cases filed, the number of such cases resolved by dismissal or by trial, the number of such cases resolved by settlement, the total number of resolved cases, the number of filed cases pending at the end of such period, the total indemnity paid on all resolved cases, the average indemnity paid on all settled cases and the average indemnity paid on all resolved cases:

	2002	2003	2004	2005(2)	2006
New cases filed	590	351	265	199	232
Defense Judgments and dismissals	382	311	311	294	253
Settled cases	229	175	97	108	82
Total resolved cases (1)	611	486	408	402(2)	335
Pending cases (1)	988	853	710	507(3)	404
Total indemnity payments	$9,244,000	$10,618,700	$6,366,750	$8,513,750	$4,858,750
Average indemnity paid on settled cases	$40,366	$60,678	$65,637	$78,831	$59,253
Average indemnity paid on all resolved cases	$15,129	$21,849	$15,605	$21,178(2)	$14,504

(1)	Total resolved cases includes, and the number of pending cases excludes, cases which have been settled but which have not been closed for lack of final documentation or payment.

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

The number of asbestos-related claims made against the Company since 2001, as well as the number of cases pending at the end of each of those years, has reflected a general downward trend from 2002 through 2006, with about a 15% increase in 2006 over 2005. We believe that it is probable that this general trend will continue, although such continuance cannot be assured, particularly in view of the increase in the claims made in 2006 as compared to 2005. The average indemnity paid on all resolved claims has fluctuated over the past six-year period ended December 31, 2006 from a high of $26,520 in 2001, to a low of $14,504 in 2006, with an average indemnity payment of $19,131 over the same six-year period. We believe that the sympathies of juries, the aggressiveness of the plaintiffs’ bar and the declining base of potential defendants as the result of business failures, have tended to increase payments on resolved cases. This tendency, we believe, has been mitigated by the declining pool of claimants resulting from death, and the likelihood that the most meritorious claims have been ferreted out by plaintiffs’ attorneys and that the newer cases being brought are not as meritorious nor do they have as high a potential for damages as do cases which were brought earlier. We have no reason to believe, therefore, that the average future indemnity payments will increase materially in the future.

In addition, direct defense costs per resolved claim have increased from $9,407 in 2001 to $13,320 in 2006. We believe that these defense costs increased as a result of a change in legal counsel in 2004, and the more aggressive defense posture taken by new legal counsel since that change. We do not believe that the defense costs will increase materially in the future, and are projecting those costs to be approximately $13,500 per claim.

Based on the trend of reducing asbestos-related injury claims made against the Company over the past four calendar years, we projected in our Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2005 that approximately 533 asbestos-related injury claims would be made against the Company after December 31, 2005. These claims, in addition to the 507 claims existing as of December 31, 2005, totaled 1,040 then current and future claims. Multiplying the average indemnity per resolved claim over the past five years of $20,056, times 1,040, we previously projected the probable future indemnity to be paid on those claims after December 31, 2005 to be equal to approximately $21 million. In addition, multiplying an estimated cost of defense per resolved claim of approximately $13,500 times 1,040, we projected the probable future defense costs to equal approximately $14 million. Accordingly, our total estimated future asbestos-related liability at December 31, 2005 was $35 million. These estimated liabilities are included as liabilities on our December 31, 2005 balance sheet.

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

As of June 30, 2006, we re-evaluated our estimates, based upon the fact that we previously estimated that there would be 145 asbestos-related claims made in 2006, and that 123 claims had already been made in the first half of 2006 and that we previously estimated that 245 claims would be resolved in 2006, and that 145 claims had already been resolved in the first six months of 2006. As of June 30, 2006 we estimated that there would be 889 asbestos-related injury claims made against the Company after December 31, 2005. The 889, in addition to the 507 claims existing as of December 31, 2005, totaled 1,396 current and future claims. There were 145 resolved claims in the first six months of 2006, which meant that as of June 30, 2006, the Company estimated that there were 1,251 current and future claims. Multiplying the average indemnity per resolved claim over the past five and one half years of $19,300, times 1,251, we projected the probable future indemnity to be paid on those claims after June 30, 2006 to be equal to approximately $24 million. In addition, multiplying an estimated cost of defense per resolved claim of approximately $13,500 times 1,251, we projected the probable future defense costs to equal approximately $17 million. Accordingly, our total estimated future asbestos-related liability at June 30, 2006 was $41 million.

As of June 30, 2006, we projected that approximately 196 new asbestos-related claims would be commenced, and approximately 277 cases would be resolved, in 2006, resulting in an estimated 426 cases pending at December 31, 2006. Based upon these new estimates, we projected that an aggregate of 889 new cases would be commenced after December 31, 2005, and that 196 of these cases would be commenced in 2006, we estimated that an aggregate of 693 new cases would be commenced after December 31, 2006. Accordingly, the cases pending and projected to be commenced in the future at December 31, 2006, would be 1,119 cases. Multiplying 1,119 claims times the approximate average indemnity paid and defense costs incurred per resolved claim from 2002 through June 2006 of $32,800, we estimated our liability for current and future asbestos-related claims at December 31, 2006 to be approximately $37,000,000. This amounted to a $4,000,000 reduction from the $41,000,000 liability we estimated as of June 30, 2006, or a $2,000,000 reduction per quarter. Accordingly, we reduced our asbestos-related liability at the quarter ended September 30, 2006, by $2,000,000.

As of December 31, 2006, we again re-evaluated our estimates. We now estimate that there will be 924 asbestos-related injury claims made against the Company after December 31, 2006. The 924, in addition to the 404 claims existing as of December 31, 2006, totaled 1,328 current and future claims. Multiplying the average indemnity per resolved claim over the past six years of $19,131, times 1,328, we projected the probable future indemnity to be paid on those claims after December 31, 2006 to be equal to approximately $25 million. In addition, multiplying an estimated cost of defense per resolved claim of approximately $13,500 times 1,328, we projected the probable future defense costs to equal approximately $18 million. Accordingly, our total estimated future asbestos-related liability at December 31, 2006 was $43 million.

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

Although defense costs are included in our insurance coverage, we expended $220,000, $174,000, $304,000, $188,000, and $215,000 in 2002, 2003, 2004, 2005 and 2006, respectively, to administer the asbestos claims. These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies.

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

We have engaged legal counsel to review all of our known insurance policies, and to provide us with the amount of coverage which such counsel believes to be probable under those policies for current and future asbestos-related injury claims against us. Such legal counsel has provided us with its opinion of the minimum probable insurance coverage available to satisfy asbestos-related injury claims, which significantly exceeds our estimated $43 million future liability for such claims as of December 31, 2006. Accordingly, we have included $43,000,000 and $35,000,000 of such insurance coverage receivable as an asset on our 2006 and 2005 balance sheets, respectively.

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

The following summarizes our contractual obligations at December 31, 2006. The long-term debt consists of various notes payable to a finance company for vehicles used in the ordinary course of the Company’s insulation business (See Note 11).

	Total	1 Year or Less	1-3 Years	4-5 Years	Over 5 Years
Long-term debt	$157,089	$89,327	$67,762	$-	$-
Non-cancelable leases	860,052	162,000	515,736	182,316	-
Estimated interest payments	3,908	3,145	763	-	-
Total	$1,021,049	$254,472	$584,261	$182,316	$-

During 2006 and 2005, we did not pay or declare any cash dividends and do not intend to pay any cash dividends in the near future.

The Company projects that cash flow generated through the operations of its subsidiary, Metalclad Insulation Corporation, and the Company’s cash balance at December 31, 2006, will be sufficient to meet the Company’s cash requirements for at least the next twelve months.

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

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in SFAS No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company does not expect the adoption of FIN No. 48 to have a material effect on its consolidated financial statements.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The adoption of SFAS No. 154 did not have a material effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, an amendment of SFAS No. 115. The statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 but allows for early adoption. The Company is currently evaluation the effect of adopting SFAS No. 159 but does not believe the impact will have a material effect on the Company’s consolidated financial statements.

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

In September 2006, the FASB has issued SFAS No. 158 (SFAS No. 158), Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, to require an employer to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in their financial statements. Previous standards required an employer to disclose the complete funded status of its plan only in the notes to the financial statements. Moreover, because those standards allowed an employer to delay recognition of certain changes in plan assets and obligations that affected the costs of providing benefits, employers reported an asset or liability that almost always differed from the plan's funded status. Under SFAS No. 158, a defined benefit postretirement plan sponsor that is a public or private company or a nongovernmental not-for-profit organization must (a) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for the plan's underfunded status, (b) measure the plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions), and (c) recognize, as a component of other comprehensive income, the changes in the funded status of the plan that arise during the year but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, Employers' Accounting for Pensions, or SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. SFAS No. 158 also requires an employer to disclose in the notes to financial statements additional information on how delayed recognition of certain changes in the funded status of a defined benefit postretirement plan affects net periodic benefit cost for the next fiscal year.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect the adoption of SFAS No. 158 to have a material effect on its consolidated financial statements.

Item 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
Entrx Corporation and subsidiaries
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Entrx Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entrx Corporation and subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota
March 19, 2007

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$1,607,580	$413,395
Available-for-sale securities	99,094	142,925
Accounts receivable, less allowance for doubtful accounts of $15,000 and $11,000 as of December 31, 2006 and December 31, 2005, respectively	4,052,823	2,916,505
Costs and estimated earnings in excess of billings on uncompleted contracts	364,981	193,231
Inventories	27,763	135,391
Prepaid expenses and other current assets	191,309	243,364
Insurance claims receivable	8,000,000	8,000,000
Shareholder note receivable, net of allowance of $1,286,000 as of December 31, 2006	210,000	-
Other receivables	374,175	540,136
Total current assets	14,927,725	12,584,947

Property, plant and equipment, net	331,041	363,910
Asset held for sale, net	-	1,979,047
Investments in unconsolidated affiliates	1,206,889	1,206,889
Shareholder note receivable, net of allowance of $250,000 as of December 31, 2005	-	1,246,370
Insurance claims receivable	35,000,000	27,000,000
Other assets	201,560	75,596
	$51,667,215	$44,456,759

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Note payable to bank	$-	$775,000
Current portion of note payable	-	510,121
Current portion of long-term debt	89,327	85,875
Current portion of mortgage payable	-	39,946
Accounts payable	946,417	746,057
Accrued expenses	1,486,082	1,694,607
Reserve for asbestos liability claims	8,000,000	8,000,000
Billings in excess of costs and estimated earnings on uncompleted contracts	106,353	176,641
Total current liabilities	10,628,179	12,028,247

Long-term debt, less current portion	67,762	59,294
Note payable, less current portion	-	44,848
Reserve for asbestos liability claims	35,000,000	27,000,000
Mortgage payable, less current portion	-	1,460,732
Total liabilities	45,695,941	40,593,121

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $1; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.10; 80,000,000 shares authorized; 8,455,947 and 8,001,147 issued and outstanding, respectively, at December 31, 2006 and 8,405,947 and 7,951,147 issued and outstanding, respectively, at December 31, 2005	845,595	840,595
Additional paid-in capital	70,260,746	70,257,746
Less treasury stock at cost, 454,800 shares at both December 31, 2006 and December 31, 2005	(380,765)	(380,765)
Accumulated deficit	(64,754,302)	(66,806,297)
Accumulated other comprehensive loss	-	(47,641)
Total shareholders’ equity	5,971,274	3,863,638
	$51,667,215	$44,456,759

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2006	2005
Contract revenues	$19,517,250	$14,711,095

Contract costs and expenses	16,638,105	13,199,468

Gross margin	2,879,145	1,511,627

Operating expenses:
Selling, general and administrative	2,400,799	2,424,764
Change in allowance on shareholder note receivable	1,083,885	-
Gain on disposal of property, plant and equipment	(1,294)	(1,816)
Total operating expenses	3,483,390	2,422,948

Operating loss	(604,245)	(911,321)

Interest income	104,882	132,187
Interest expense	(107,150)	(554,581)
Gain on sale of building, land and building improvements	1,724,980	-
Other income - settlements	1,025,000	-
Impairment charge on available-for-sale securities	(91,472)	-
Impairment charge on investment in privately-held company	-	(409,000)

Net income (loss)	2,051,995	(1,742,715)

Other comprehensive loss
Unrealized losses on available-for-sale securities	-	(9,528)

Comprehensive income (loss)	$2,051,995	$(1,752,243)

Weighted average number of common shares — basic	7,979,640	7,683,202

Weighted average number of common shares — diluted	7,979,640	7,683,202

Basic net income (loss) per common share	$0.26	$(0.23)

Diluted net income (loss) per common share	$0.26	$(0.23)

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2006 and 2005

	Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Income (loss)	Equity
Balance at December 31, 2004	7,651,147	$810,595	$70,263,161	454,800	$(380,765)	$(65,063,582)	$(38,113)	$5,591,296
Unrealized loss on available-for-sale securities	-	-	-	-	-	-	(9,528)	(9,528)
Stock warrants issued related to note payable	-	-	24,585	-	-	-	-	24,585
Common stock issued in exchange for warrants	300,000	30,000	(30,000)	-	-	-	-	-
Net loss	-	-	-	-	-	(1,742,715)	-	(1,742,715)
Balance at December 31, 2005	7,951,147	840,595	70,257,746	454,800	(380,765)	(66,806,297)	(47,641)	$3,863,638
Reclassification adjustment for losses recognized in net income	-	-	-	-	-	-	47,641	47,641
Common stock issued in exchange for services	50,000	5,000	3,000	-	-	-	-	8,000
Net income	-	-	-	-	-	2,051,995	-	2,051,995
Balance at December 31, 2006	8,001,147	$845,595	$70,260,746	454,800	$(380,765)	$(64,754,302)	$-	$5,971,274

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$2,051,995	$(1,742,715)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	171,768	202,308
Gain on disposal of property, plant and equipment	(1,726,274)	(1,816)
Impairment charge on investments	91,472	409,000
Change in allowance for doubtful accounts	4,388	(39,388)
Allowance on shareholder note receivable	1,036,370	-
Net interest income recorded on shareholder note receivable	42,513	(10,001)
Common stock issued for services	8,000	-
Amortization of original issue discount	-	260,525
Issuance of stock warrants related to note payable	-	24,585
Changes in operating assets and liabilities:
Accounts receivable, net	(1,140,706)	(863,775)
Costs and estimated earnings in excess of billings on uncompleted contracts	(171,750)	111,826
Inventories	107,628	(26,976)
Prepaid expenses and other current assets	52,055	(69,616)
Other receivables	123,448	(215,758)
Other assets	(125,964)	(1,485)
Accounts payable and accrued expenses	(8,165)	876,041
Billings in excess of costs and estimated earnings on uncompleted contracts	(70,288)	137,184
Net cash provided by (used in) operating activities	446,490	(950,061)

Cash flows from investing activities:
Capital expenditures	(171,199)	(194,037)
Proceeds from sale of property, plant and equipment, net of expenses	3,737,621	12,766
Net cash provided by (used in) investing activities	3,566,422	(181,271)

Cash flows from financing activities:
Proceeds from long-term debt	114,178	73,176
Payments on note payable to bank	(775,000)	(225,000)
Payments on long-term debt	(102,258)	(147,132)
Payments on note payable and convertible note payable	(554,969)	(461,767)
Payments on mortgage payable	(1,500,678)	(39,803)
Payments on capital lease obligation	-	(11,955)
Net cash used in financing activities	(2,818,727)	(812,481)

Increase (decrease) in cash and cash equivalents	1,194,185	(1,943,813)
Cash and cash equivalents at beginning of year	413,395	2,357,208
Cash and cash equivalents at end of year	$1,607,580	$413,395

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Entrx Corporation (the “Company”) is engaged in insulation services, including asbestos abatement and material sales, to customers primarily in California (the “Insulation Business”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned and majority-owned subsidiaries, and the accounts of Curtom-Metalclad pursuant to Financial Accounting Standards Board (FASB) Interpretation 46R, “Consolidation of Variable Interest Entities” (see Note 2). Significant intercompany accounts and transactions have been eliminated in consolidation.

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

	Aggregate fair value	Gross unrealized gains	Gross unrealized losses	Cost
Available for sale securities - December 31, 2006	$99,094	$-	$-	$99,094
Available for sale securities - December 31, 2005	$142,925	$-	$(47,641)	$190,566

The Company's net unrealized holding loss was $0 and $9,528 for the years ended December 31, 2006 and 2005, respectively.

On an ongoing basis, the Company evaluates its investments in available-for-sale securities to determine if a decline in fair value is other-than-temporary. When a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. The Company reviewed the stock price history of the investment and noted that for only approximately 8.4% of the trading days in 2006, the investment’s stock price was greater than or equal to the Company’s cost basis in the investment. The Company has determined that the impairment was considered other-than-temporary at December 31, 2006 and recorded an impairment charge of $91,472.

The Company also has minority investments in privately held companies. These investments are included in investments in unconsolidated affiliates on the Consolidated Balance Sheets and are carried at cost unless the fair value of the investment below the cost basis is judged to be other-than-temporary. The Company monitors these investments for impairment and makes appropriate reductions in carrying values. (See Note 5)

Accounts Receivable

The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers and other information. Invoices are generally issued with Net 30 day terms. Accounts receivable over 30 days are considered past due. The Company does not accrue interest on past due accounts receivable. Accounts receivable are uncollateralized customer obligations resulting from the performance of construction contracts and time and material projects. Balances are based on terms of the contract or invoice amount. The Company follows the practice of filing liens on construction projects where collection problems are anticipated. The liens serve as collateral on the associated receivable. Receivables are written-off only after all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs totaled approximately $684 and $850 for the years ended December 31, 2006 and 2005, respectively.

Revenue Recognition

Fixed price insulation installation and asbestos abatement contracts are accounted for by the percentage-of-completion method wherein costs and estimated earnings are included in revenues as the work is performed. If a loss on a fixed price contract is indicated, the entire amount of the estimated loss is accrued when known. The Company recorded anticipated losses of $1,112,000 on three projects in the year ended December 31, 2005 of which $466,002 of accrued expense related to anticipated losses was accrued at December 31, 2005. (See Note 8) The Company anticipates that due to cost overruns its expected costs to complete the project will exceed its revenue. Time and material contracts are accounted for under a cost plus fee basis. Retentions by customers under contract terms are due at contract completion. The Company did not have any claims revenue during the years ended December 31, 2006 and 2005.

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

Income/Loss Per Share

The Company computes income (loss) per share in accordance with Statement of Financial Accounting Standards (“SFAS”) 128, “Earnings Per Share”. This statement requires the presentation of both basic and diluted net income (loss) per share for financial statement purposes. Basic net income (loss) per share is computed by dividing the net income (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted net income (loss) per share includes the effect of the potential shares outstanding, including dilutive stock options, warrants and convertible debt using the treasury stock method. Options and warrants totaling 2,295,710 and 3,009,040 were excluded from the computation of diluted earnings per share for the years ended December 31, 2006 and 2005, respectively, as their effect was antidilutive. Following is a reconciliation of basic and diluted net income (loss) per share:

	2006	2005
Basic net income (loss) per common share
Net income (loss)	$2,051,995	$(1,742,715)
Weighted average shares outstanding	7,979,640	7,683,202
Basic net income (loss) per common share	$0.26	$(0.23)

Diluted net income (loss) per common share
Net income (loss)	$2,051,995	$(1,742,715)
Weighted average shares outstanding	7,979,640	7,683,202
Effect of dilutive securities	-	-
Weighted average shares outstanding	7,979,640	7,683,202
Diluted net income (loss) per common share	$0.26	$(0.23)

Legal Costs

The Company expenses its legal costs as incurred.

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. We implemented SFAS No. 123(R) on January 1, 2006 using the modified prospective method. SFAS 123(R) did not have an impact on the Company’s consolidated financial statements since all of the Company’s outstanding stock options were fully vested at December 31, 2005 and no additional options were granted through December 31, 2006.

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

Year Ended December 31, 2005
Net loss as reported	$(1,742,715)
Add: Stock-based employee compensation included in reported net income (loss), net of related tax effects	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(95,818)
Net loss pro forma	$(1,838,533)

Basic and diluted net loss per share as reported	$(0.23)
Stock-based compensation expense	(0.01)
Basic and diluted net loss per share pro forma	$(0.24)

The following significant assumptions were utilized to calculate the fair value information presented utilizing the Black-Scholes pricing model:

	Year Ended December 31,
	2006	2005
Risk free interest rate	N/A	2.77%
Expected life	N/A	3.00 years
Expected volatility	N/A	153%
Expected dividends	N/A	-
Weighted average fair value of options granted	N/A	$0.43

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

Comprehensive Income

SFAS 130, “Reporting Comprehensive Income” establishes rules for the reporting of comprehensive income (loss) and its components. Comprehensive income (loss) consists of net income (loss), and unrealized gains (losses) on available-for-sale securities. During the years ended December 31, 2006 and 2005, the Company recorded other comprehensive loss of $0 and $9,528, respectively, for unrealized losses on available-for-sale securities (net of reclassification adjustment of $47,641 for the year ended December 31, 2006). Since the Company has various net operating loss carry forwards, the amounts related to other comprehensive income (loss) for all periods presented are shown without any income tax provision or benefit.

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in SFAS No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company does not expect the adoption of FIN No. 48 to have a material effect on its consolidated financial statements.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The adoption of SFAS No. 154 did not have a material effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, an amendment of SFAS No. 115. The statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 but allows for early adoption. The Company is currently evaluation the effect of adopting SFAS No. 159 but does not believe the impact will have a material effect on the Company’s consolidated financial statements.

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

In September 2006, the FASB has issued SFAS No. 158 (SFAS No. 158), Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, to require an employer to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in their financial statements. Previous standards required an employer to disclose the complete funded status of its plan only in the notes to the financial statements. Moreover, because those standards allowed an employer to delay recognition of certain changes in plan assets and obligations that affected the costs of providing benefits, employers reported an asset or liability that almost always differed from the plan's funded status. Under SFAS No. 158, a defined benefit postretirement plan sponsor that is a public or private company or a nongovernmental not-for-profit organization must (a) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for the plan's underfunded status, (b) measure the plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions), and (c) recognize, as a component of other comprehensive income, the changes in the funded status of the plan that arise during the year but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, Employers' Accounting for Pensions, or SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. SFAS No. 158 also requires an employer to disclose in the notes to financial statements additional information on how delayed recognition of certain changes in the funded status of a defined benefit postretirement plan affects net periodic benefit cost for the next fiscal year.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect the adoption of SFAS No. 158 to have a material effect on its consolidated financial statements.

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

Accounting for the Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss would be recognized when the estimated future cash flows from the use of the asset are less than the carrying amount of that asset.

NOTE 2 - CURTOM-METALCLAD

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

FIN 46R also requires disclosures about VIEs that the variable interest holder is not required to consolidate but in which it has a significant variable interest. FIN 46R was effective immediately for VIEs created after January 31, 2003. The provisions of FIN 46, as originally issued, were adopted as of January 1, 2002 for the Company's interests in VIEs that are special purpose entities (SPEs). Curtom-Metalclad was deemed to be a SPE and, as such, the Company consolidated Curtom-Metalclad as of January 1, 2002 since the Company was deemed to be the primary beneficiary. The adoption of FIN 46R (for interests in SPEs, i.e. Curtom-Metalclad) on January 1, 2002 was immaterial since the Company performed 100% of the work for Curtom-Metalclad and assets were less than $20,000. At December 31, 2006, Curtom-Metalclad had assets of $18,436 (all cash) and partners’ equity of $18,436. Curtom-Metalclad did not have any liabilities at December 31, 2006.

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at December 31:

	2006	2005
Billed
Completed contracts	$655,623	$772,090
Contracts in process	703,850	718,788
Time and material work	2,421,061	1,174,994
Material sales	8,784	38,908
Unbilled retainage	278,505	222,337
	4,067,823	2,927,117
Less: Allowance for doubtful accounts	(15,000)	(10,612)
	$4,052,823	$2,916,505

NOTE 4 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consisted of the following at December 31:

	2006	2005
Costs incurred on uncompleted contracts	$9,963,088	$7,157,528
Estimated earnings (loss)	(23,431)	1,593,335
	9,939,657	8,750,863
Less billings to date	(9,681,029)	(8,734,273)
	$258,628	$16,590

The above information is presented in the balance sheet as follows:

	2006	2005
Costs and estimated earnings in excess of billings on uncompleted contracts	$364,981	$193,231
Billings in excess of costs and estimated earnings on uncompleted contracts	(106,353)	(176,641)
	$258,628	$16,590

NOTE 5 - INVESTMENTS IN UNCONSOLIDATED AFFILIATES

In November 2001, the Company purchased 56,338 shares of Series C Convertible Preferred Stock of Catalytic Solutions, Inc. (“Catalytic Solutions”) for $1,000,000. Catalytic Solutions is a privately held materials science technology company focused on applying its technology to improve the performance and reduce the cost of automotive catalytic converters. Each preferred share could have been converted into 1.13625 shares of common stock at any time by the Company, subject to customary adjustments for stock splits, stock combinations, stock dividends, reclassifications and the like. All preferred shares automatically converted into fully paid and nonassessable shares of common stock (1) if Catalytic Solutions closes a firmly underwritten public offering of shares of common stock with aggregate net proceeds of at least $20 million and a per share public offering price of at least 1.5 times the per share purchase price of the preferred shares or (2) upon the consent or agreement of the holders of a majority of the outstanding shares of Series C Preferred Stock. In December 2005, the Company received information from Catalytic that Catalytic intended to do a $10,000,000 to $15,000,000 subordinated secured convertible promissory note financing (the “New Financing”). The New Financing was done through a rights offering to current shareholders and included a “pay-to-play” provision. The pay-to-play provision required all preferred shareholders to participate in the New Financing on a pro-rata basis. If a preferred shareholder elected not to participate in the New Financing, that shareholder’s preferred shares were converted into common shares. The New Financing closed in January 2006 and the Company elected not to participate. The Company’s Series C Convertible Preferred Stock of Catalytic Solutions therefore were converted into common stock of Catalytic Solutions. In evaluating the carrying value of our investment in Catalytic Solutions we consider whether there has been an “impairment indicator” as discussed in Emerging Issues Task Force 03-1 and determined that there had been an impairment indicator during the year ended December 31, 2005. The Company determined there had been an other-than-temporary decline in the fair value of its investment below the cost and recorded an impairment charge of $409,000 during the year ended December 31, 2005.

In October 2006, Catalytic effected a 1:6 stock split. After taking into account a previous anti-dilution adjustment the Company received on its Catalytic investment, the Company now owns 384,084 shares of Catalytic’s common stock. In November 2006, Catalytic completed a financing event that involved raising approximately $30.2 million by issuing new shares of their common stock at a price per share of approximately $2.35 per share. In addition, they have successfully applied for the admission of all of their outstanding shares of stock to the AIM market in London, England. The Company has determined that the AIM market is not of the breadth and scope of the United States markets and therefore a fair market value for the investment is not readily determinable as required by FAS 115. Due to the lack of a readily determinable fair market value, the Company has continued to carry the investment as an investment in an unconsolidated affiliate. In evaluating the carrying value of our investment in Catalytic we consider whether there has been an “impairment indicator” as discussed in Emerging Issues Task Force 03-1. We determined that there had not been an impairment indicator during the years ended December 31, 2006 and 2005.

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

Under the terms of the merger, the Company received warrants to purchase 289,825 shares of the class A common stock of Clearwire in exchange for the 415,340 shares of Series A Preferred Stock that it owned of NextNet. The warrants the Company received from Clearwire have an exercise price of $4.00 per share, are immediately exercisable and have a term which terminates after the earlier of six years or upon the occurrence of certain events which gives the holders of the warrant liquidity with respect to the underlying common stock. Based upon the foregoing, the Company determined that there had been an other-than-temporary decline in the fair value of its investment below the cost and recorded an impairment charge of $1,000,000 for the year ended December 31, 2003. The Company valued the warrants received using the Black-Scholes pricing model using 113% as the volatility, 1.24% as the risk free interest rate, an expected life of six years, $3.28 as the stock price and no expected dividends. The Company has not obtained, and will not obtain, an independent appraisal of the value of the warrants. In evaluating the carrying value of our investment in Clearwire we consider whether there has been an “impairment indicator” as discussed in Emerging Issues Task Force 03-1. We determined that there had not been an impairment indicator during the years ended December 31, 2006 and 2005. In December 2006, Clearwire filed an S-1 registration statement with the Securities and Exchange Commission.

The Company’s investments in unconsolidated affiliates consisted of the following:

	December 31,
	2006	2005
Clearwire Corporation	$756,889	$756,889
Catalytic Solutions, Inc.	450,000	450,000
	$1,206,889	$1,206,889

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
	2006	2005
Machinery and equipment	$515,170	$525,841
Leasehold improvements	32,092	-
Automotive equipment	498,414	499,853
	1,045,676	1,025,694

Less accumulated depreciation and amortization	(714,635)	(661,784)
	$331,041	$363,910

Depreciation and amortization expense for the years ended December 31, 2006 and 2005 was $171,768 and $202,308, respectively.

NOTE 7 - ASSETS HELD FOR SALE

Due to the increase in real estate value in southern California and the resulting increase in the Company’s equity in its facility and the Company’s then need for cash, the Company signed an agreement in December 2005 to sell its facilities in Anaheim, California for $3,900,000. The sale of the building was completed in April 2006. At the time of the sale the cost basis of the building, land and building improvements was $2,080,000 and accumulated depreciation was $101,000. The Company recorded a gain on the sale of $1,725,000 in the three months ended June 30, 2006. The Company leased the facilities back for eight months. The Company had a mortgage on the building of $1,500,000, including accrued interest of $9,000 at the time of sale and a second mortgage on the building of $150,000 at the time of the sale. The mortgages were repaid upon the sale of the building. In accordance with Statement of Financial Accounting Standards (SFAS) 144 “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company classified the building and land as assets held for sale on the balance sheet as of December 31, 2005.

NOTE 8 - ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2006	2005
Accrued interest	$-	$3,344
Wages, bonuses and taxes	374,449	135,858
Union dues	261,022	197,972
Accounting and legal fees	31,877	85,000
Insurance	158,094	256,084
Insurance settlement reserve	375,000	375,000
Accrued loss on projects	-	466,002
Inventory purchases	55,133	-
Other	230,507	175,347
	$1,486,082	$1,694,607

NOTE 9 - NOTE PAYABLE

In December 2003, the Company issued a $1,300,000, 10% convertible promissory note (effective interest rate of 39.3%). The note required interest only payments through April 15, 2004, and thereafter was payable in equal monthly installments over the next 33 months. The note was convertible by the noteholder into common stock of the Company at $1.35 per share, and allowed the Company, subject to certain conditions and limitations, to make monthly installment payments with its common stock at a price per share approximating the then market value. In connection with the financing the Company paid a 3% origination fee, issued a five year warrant for the purchase of 400,000 shares of the Company’s common stock at $1.50 per share, and granted the noteholder a security interest in 249,200 shares of NextNet Wireless, Inc. Series A Preferred Stock (which have been converted into 173,892 warrants to purchase Clearwire class A common stock), and 33,800 shares of Catalytic Solutions, Inc. Series C Preferred Stock, owned by the Company. The proceeds of $1,300,000 were allocated between the note, and the fair value of the warrants based on using the Black Scholes pricing model. The resulting original issue discount, the fair value of the warrants, and the beneficial conversion of the note payable into common stock as defined in EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", was being amortized over the life of the note using the straight-line method, which approximates the interest method. In addition, we entered into a registration rights agreement whereby the Company agreed to file a registration statement with the U.S. Securities and Exchange Commission, covering the issuance or resale of the shares of the Company’s common stock which may be issued in connection with the note and warrants issued to the noteholder. The Company failed to have the registration effective by June 1, 2004 and was issuing the noteholder warrants on a monthly basis as a penalty. During the year ended December 31, 2005, the Company issued 133,467 fully-vested four-year warrants with an exercise price of $1.44. These warrants were valued at $24,585 using the Black-Scholes pricing model and expensed on the consolidated statement of operations. The note, the warrant and the registration rights agreement had cross default provisions. The note was personally guaranteed by Wayne Mills, the Company’s former President and Chief Executive Officer. In November 2005 the Company and the noteholder reached an agreement whereby the Company agreed to issue the noteholder 300,000 shares of the Company’s common stock in exchange for all of the warrants issued to the noteholder and an amendment to the note which eliminated the right of the noteholder to convert the note into the Company’s common stock. Under that agreement the right of the Company to pay any amount due under the note by issuance of the Company’s common stock was eliminated and the registration rights agreement was also cancelled. The 300,000 shares of common stock issued to the noteholder had a value of $54,900 based upon the average price of the stock for the five days preceding and the five days following the date of the agreement. As a result of the cancellation of the warrants and the conversion provision, the Company expensed the remaining $148,325 of original issue discount, the fair value of the warrant, and the beneficial conversion of the note payable into common since this value exceeded the value of the 300,000 shares of common stock issued to the noteholder. In June 2006 the Company repaid the remaining principal balance of $348,573 and accrued interest of $2,905 outstanding under the note.

NOTE 10 - NOTE PAYABLE TO BANK

On January 27, 2005, we renewed our line of credit with Far East National Bank. The renewed line of credit was for up to $1,000,000, subject to 80% of eligible accounts receivable as defined in the loan agreement, and bore interest at a floating rate based upon the bank’s prime rate plus 1.5% (8.75% at December 31, 2005). The line of credit was collateralized by certain assets of the Company and personally guaranteed by the Company’s former President and Chief Executive Officer, Wayne Mills. The new line of credit agreement with Far East National Bank originally matured on October 28, 2005, but in October 2005 the maturity date was extended to January 1, 2006 and further extended to May 1, 2006. At December 31, 2005, $775,000 was outstanding on the credit agreement with available borrowings of $225,000. The debt was paid off on April 20, 2006; therefore no additional waivers were obtained

NOTE 11 - LONG-TERM DEBT

Long-term debt consists of various notes payable to finance companies for vehicles used in the ordinary course of the Company’s insulation business. The notes are collateralized by the vehicles and bear interest at rates ranging from 0% to 8.99% for periods of 36 to 60 months with the last payment due in 2009. Principal maturities over the next five years are as follows:

Year ending December 31,

2007	$89,327
2008	47,712
2009	20,050
Totals	157,089

Less current portion	(89,327)
Long-term portion	$67,762

NOTE 12 - MORTGAGE PAYABLE

In November 2003, the Company’s subsidiary, Metalclad Insulation Corporation, refinanced the facilities in Anaheim, California housing the industrial insulation services operations. Metalclad Insulation Corporation obtained a $1,596,000 mortgage on the building from Far East National Bank, Los Angeles, California that matured in October 2008 and bore interest at a floating rate based upon the bank’s prime rate plus 1% (5.00% on the date of the loan). On December 31, 2005 the interest rate was 8.25%. The mortgage was guaranteed by the Company’s former President and Chief Executive Officer, Wayne Mills. At December 31, 2005, the remaining balance on the mortgage was $1,500,678 and was paid off on April 20, 2006. The mortgage was collateralized by the building (See Note 7). The line of credit agreement and the mortgage with Far East included cross default provisions.

NOTE 13 - CAPITAL LEASE OBLIGATION

During the year ended December 31, 2003, the Company entered into a lease agreement for the use of equipment. The lease agreement expired and was paid in full in July, 2005. The lease was recorded as a capital lease obligation and bore interest at 13.3%. The obligation was collateralized by the property under lease. The total cost of the leased equipment was $35,288 and accumulated amortization on the leased equipment was $17,056 at December 31, 2005.

NOTE 14 - INCOME TAXES

The major deferred tax items are as follows:

	December 31,
	2006	2005
Assets:
Allowances established against realization of certain assets	$1,280,000	$1,271,000
Net operating loss carryforwards	12,527,000	13,347,000
Liabilities:
Accrued liabilities and other	(20,000)	(32,000)
	13,787,000	14,586,000
Valuation allowance	(13,787,000)	(14,586,000)
	$-	$-

The change in valuation allowance was $(799,000) and $1,074,000 for the years ended December 31, 2006 and 2005, respectively.

Income tax computed at the U.S. federal statutory rate reconciled to the effective tax rate is as follows for the years ended December 31:

	2006	2005
Federal statutory tax rate benefits	(35.0%)	(35.0%)
State tax, net of federal benefit	(5.0%)	(5.0%)
Change in valuation allowance	40.9%	39.0%
Permanent differences	(0.9)%	1.0%
Effective tax rate	0.0%	0.0%

At December 31, 2006, the Company has available for U.S. federal income tax purposes net operating loss carry-forwards of approximately $31,300,000. These carryforwards expire in the years 2010 through 2025. The ultimate utilization of the net operating loss carryforwards may be limited in the future due to changes in the ownership of the Company. This limitation, if applicable, has not been determined by the Company.

The realization of the Company’s deferred tax assets is dependent upon the Company’s ability to generate taxable income in the future. The Company has recorded a 100% valuation allowance against all of the deferred tax assets due to the uncertainty regarding their realizability.

NOTE 15 - SHAREHOLDERS’ EQUITY

Stock Options

On August 18, 1992, the Company adopted an omnibus stock option plan (the “1992 Plan”) which authorized options to acquire 160,000 shares of the Company’s common stock. At December 31, 2006, there were options outstanding under the 1992 Plan for 1,500 shares, and no shares available for grant. These options will expire 10 years from the date of grant. Under the terms of the plan, the Board of Directors may grant options and other stock-based awards to key employees to purchase shares of the Company’s common stock. The options are exercisable at such times, in installments or otherwise, as the Board of Directors may determine.

On March 24, 1993, the Company adopted an omnibus stock option plan (the “1993 Plan”) which authorized options to acquire 100,000 shares of the Company’s common stock. The terms of the 1993 Plan are the same as the 1992 Plan. At December 31, 2006, there were options outstanding under the 1993 Plan for 5,310 shares, and no shares available for grant. These options expire 10 years from the date of the grant. Under the terms of the plan, the Board of Directors had the authority to grant options and other stock-based awards to key employees to purchase shares of the Company’s common stock. The options were exercisable at such times, in installments or otherwise, as the Board of Directors determined.

On May 15, 1997, the Company adopted an omnibus stock option plan (the “1997 Plan”) which authorized options to acquire 600,000 shares of the Company’s common stock. At December 31, 2006, there were 450,000 options outstanding under this plan and 150,000 options available for grant. These options expire 10 years from the date of the grant. Under the terms of the plan, the Board of Directors may grant options and other stock-based awards to key employees to purchase shares of the Company’s common stock. The options are exercisable at such times, in installments or otherwise, as the Board of Directors may determine.

On November 20, 2001, the Company adopted an omnibus stock option plan (the “2000 Plan”) which authorized options to acquire 2,000,000 shares of the Company’s stock. At December 31, 2006, there were options outstanding under the 2000 Plan for 1,672,900 shares and 323,600 shares available for grant. These options expire 10 years from date of grant. The terms of the 2000 Plan are the same as the 1997 Plan. Under the terms of the plan, the stock option committee may grant options and other stock-based awards to key employees and members of the board of directors to purchase shares of the Company’s common stock. The options are exercisable at such times, in installments or otherwise, as the stock option committee may determine.

At December 31, 2005, there were options that were granted outside of the stock option plans, outstanding to acquire 66,000 shares of the Company’s stock.

On October 25, 2005, the Company fully vested all currently outstanding stock options. There were 174,500 shares of the Company’s common stock which were unvested at the time. All options vested had exercise prices greater than the fair market value of the Company’s common stock on October 25, 2005. The purpose of the accelerated vesting was to enable the Company to avoid recognizing in its statement of operations non-cash compensation expense associated with these options in future periods as the exercise prices were significantly higher than the current fair value. As defined in Financial Accounting Standards Board Interpretation (FIN) No.44, "Accounting for Certain Transactions Involving Stock Compensation", it was determined that there would be no compensation expense as a result of the acceleration of the vesting of the outstanding options.

The following is a summary of options granted:

	Year Ended December 31,
	2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of the year	2,234,040	$3.09	2,382,570	$4.13
Granted	-	-	55,000	0.55
Exercised	-	-	-	-
Canceled	(38,330)	30.55	(203,530)	14.56
Options outstanding at end of the year	2,195,710	$2.61	2,234,040	$3.09

Options Exercisable	2,195,710	$2.61	2,234,040	$3.09

There is no intrinsic value at December 31, 2006 for outstanding or exercisable options.

Options Outstanding				Options Exercisable
Range of exercise prices	Number outstanding as of 12/31/06	Weighted average remaining contractual life in years	Weighted average exercise price	Number exercisable as of 12/31/06	Weighted average exercise price
$0.50	250,000	2.89	$0.50	250,000	$0.50
$0.55 - $1.20	209,500	3.15	$0.87	209,500	$0.87
$2.00	510,000	4.44	$2.00	510,000	$2.00
$2.50	283,400	2.09	$2.50	283,400	$2.50
$3.00	870,000	3.39	$3.00	870,000	$3.00
$12.50 - $15.00	72,810	1.05	$14.93	72,810	$14.93
$0.50 - $15.00	2,195,710	3.31	$2.61	2,195,710	$2.61

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

Stock Purchase Warrants

In connection with various debt offerings, stock placements and services provided, the Company has issued various stock purchase warrants. All such warrants were issued at prices which approximated or exceeded fair market value of the Company’s common stock at the date of grant and are exercisable at dates varying from immediately to five years. The Company issued five-year warrants to purchase 133,467 shares of the Company’s common stock to Pandora Select Partners, L.P. (“Pandora”) during the year ended December 31, 2005, and recognized $24,586 of expense related to the warrants. The warrants were issued to Pandora as a penalty for failing to have an agreed upon registration statement declared effect by June 1, 2004. In November 2005, the Company and Pandora reached an agreement whereby the Company issued Pandora 300,000 shares of the Company’s common stock in exchange for all of the warrants issued to Pandora (See Note 9). At December 31, 2006 and 2005, the weighted average exercise price for warrants outstanding was $0.63 and $1.39, respectively, expiring through July, 2009.

Summarized information for stock purchase warrants is as follows:

	Number of Warrants	Price per share

Warrants outstanding at December 31, 2004	1,240,000	$0.50 - $1.50
Issued	133,467	$1.44
Expired	(598,467)	$1.44

Warrants outstanding at December 31, 2005	775,000	$0.50 - $1.50
Cancelled	(675,000)	$1.50

Warrants outstanding at December 31, 2006	100,000	$0.50 - $0.75

Common Stock

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

During the year ended December 31, 2006, the Company issued an aggregate of 50,000 shares to four members of the Company’s board of directors and to the one member of Metalclad Insulation’s board of directors. The shares issued to the board members had a value of $8,000, based upon the market price at the date of issuance.

NOTE 16 - EMPLOYEE BENEFIT PLANS

Effective January 1, 1990, the Company established a contributory profit sharing and thrift plan for all salaried employees. Discretionary matching contributions may be made by the Company based upon participant contributions, within limits provided for in the plan. No Company contributions were made in the years ended December 31, 2006 and 2005.

Additionally, the Company participates in several multi-employer plans, which provide defined benefits to union employees of its participating companies. The Company makes contributions determined in accordance with the provisions of negotiated labor contracts. Company contributions were $621,106 and $407,170 for the years ended December 31, 2006 and 2005, respectively.

NOTE 17 - SIGNIFICANT CUSTOMERS

Sales for the year ended December 31, 2006 to Southern California Edison Company through our Curtom-Metalclad joint venture were approximately $2,967,000, representing 15.2% of total revenues and to JE Merit Constructors, Inc. were approximately $3,367,000 representing 17.3% of total revenues. Accounts receivable from NRG was approximately $571,000 at December 31, 2006 and accounts receivable from JE Merit Constructors, Inc. was approximately $855,000.

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

NOTE 18 - COMMITMENTS AND CONTINGENCIES

Collective Bargaining Agreements

Approximately 90% of the Company’s employees are covered under collective Bargaining Agreements. In August, 2004 a new “Basic Agreement” was signed with Local No. 5 of the International Association of Heat and Frost Insulators and Asbestos Workers that expires in September 2008. The new “Basic Agreement” included a “Maintenance Agreement” as an addendum. Approximately 95% of the Company’s hourly employees are covered by the Local No. 5 agreement. An agreement with the Laborers Local 300 was signed in January 2004 and expired in December 2006. A new agreement was signed in January 2007 and expires in December 2009. Approximately 5% of the Company’s hourly employees are covered by the Labors Local 300 agreement.

Leases

In February 2002, the headquarters of the Company was moved to Minneapolis, Minnesota. The Company is leasing the Minneapolis facility on a month-to-month basis.

Due to the sale of the Company’s facilities in Anaheim, California on April 20, 2006, the Company leased the facilities back for eight months at a market rate of $21,800 per month. In December 2006 our wholly owned subsidiary, Metalclad Insulation Corporation, executed a lease for a facility in Fullerton, California. The Company has leased this facility through December 31, 2011 at a monthly rate of $13,500 per month with yearly rent increases of approximately 3% per year. The lease contains an option to renew for an additional five years as defined in the agreement.

Total rent expense under operating leases was $221,329 and $34,887 for the years ended December 31, 2006 and 2005, respectively. The Company has future minimum non-cancelable lease commitments of $162,000, $166,860, $171,864, $177,012 and $182,316 in 2007, 2008, 2009, 2010 and 2011, respectively.

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

The number of asbestos-related cases which have been initiated naming us (primarily our subsidiary, Metalclad Insulation Corporation) as a defendant had increased from approximately 254 in 1999 to 527 in 2000 and 725 in 2001. The number of cases filed decreased after 2001 to 590 in 2002, to 351 in 2003, to 265 in 2004 and to 199 in 2005. The number of cases filed increased to 232 in 2006. At December 31, 2001, 2002, 2003, 2004, 2005 and 2006, there were, respectively, approximately 1,009, 988, 853, 710, 507 and 404 cases pending. Of the decrease from 710 cases pending at December 31, 2004 to 507 cases pending at December 31, 2005, were 80 cases which had been previously counted in error, so that the actual decrease for the year ended December 31, 2005 was 123 cases.

Set forth below is a table for the years ended December 31, 2002, 2003, 2004, 2005 and 2006, which sets forth for each such period the approximate number of asbestos-related cases filed, the number of such cases resolved by dismissal or by trial, the number of such cases resolved by settlement, the total number of resolved cases, the number of filed cases pending at the end of such period, the total indemnity paid on all resolved cases, the average indemnity paid on all settled cases and the average indemnity paid on all resolved cases:

	2002	2003	2004	2005(2)		2006
New cases filed	590	351	265	199		232
Defense Judgments and dismissals	382	311	311	294		253
Settled cases	229	175	97	108		82
Total resolved cases (1)	611	486	408	402	(2)	335
Pending cases (1)	988	853	710	507	(3)	404
Total indemnity payments	$9,244,000	$10,618,700	$6,366,750	$8,513,750		$4,858,750
Average indemnity paid on settled cases	$40,366	$60,678	$65,637	$78,831		$59,253
Average indemnity paid on all resolved cases	$15,129	$21,849	$15,605	$21,178	(2)	$14,504

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

The number of asbestos-related claims made against the Company since 2001, as well as the number of cases pending at the end of each of those years, has reflected a general downward trend from 2002 through 2006, with about a 15% increase in 2006 over 2005. We believe that it is probable that this general trend will continue, although such continuance cannot be assured, particularly in view of the increase in the claims made in 2006 as compared to 2005. The average indemnity paid on all resolved claims has fluctuated over the past six-year period ended December 31, 2006 from a high of $26,520 in 2001, to a low of $14,504 in 2006, with an average indemnity payment of $19,131 over the same six-year period. We believe that the sympathies of juries, the aggressiveness of the plaintiffs’ bar and the declining base of potential defendants as the result of business failures, have tended to increase payments on resolved cases. This tendency, we believe, has been mitigated by the declining pool of claimants resulting from death, and the likelihood that the most meritorious claims have been ferreted out by plaintiffs’ attorneys and that the newer cases being brought are not as meritorious nor do they have as high a potential for damages as do cases which were brought earlier. We have no reason to believe, therefore, that the average future indemnity payments will increase materially in the future.

In addition, direct defense costs per resolved claim have increased from $9,407 in 2001 to $13,320 in 2006. We believe that these defense costs increased as a result of a change in legal counsel in 2004, and the more aggressive defense posture taken by new legal counsel since that change. We do not believe that the defense costs will increase materially in the future, and are projecting those costs to be approximately $13,500 per claim.

Based on the trend of reducing asbestos-related injury claims made against the Company over the past four calendar years, we projected in our Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2005 that approximately 533 asbestos-related injury claims would be made against the Company after December 31, 2005. These claims, in addition to the 507 claims existing as of December 31, 2005, totaled 1,040 then current and future claims. Multiplying the average indemnity per resolved claim over the past five years of $20,056, times 1,040, we previously projected the probable future indemnity to be paid on those claims after December 31, 2005 to be equal to approximately $21 million. In addition, multiplying an estimated cost of defense per resolved claim of approximately $13,500 times 1,040, we projected the probable future defense costs to equal approximately $14 million. Accordingly, our total estimated future asbestos-related liability at December 31, 2005 was $35 million. These estimated liabilities are included as liabilities on our December 31, 2005 balance sheet.

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

As of June 30, 2006, we re-evaluated our estimates, based upon the fact that we previously estimated that there would be 145 asbestos-related claims made in 2006, and that 123 claims had already been made in the first half of 2006 and that we previously estimated that 245 claims would be resolved in 2006, and that 145 claims had already been resolved in the first six months of 2006. As of June 30, 2006 we estimated that there would be 889 asbestos-related injury claims made against the Company after December 31, 2005. The 889, in addition to the 507 claims existing as of December 31, 2005, totaled 1,396 current and future claims. There were 145 resolved claims in the first six months of 2006, which meant that as of June 30, 2006, the Company estimated that there were 1,251 current and future claims. Multiplying the average indemnity per resolved claim over the past five and one half years of $19,300, times 1,251, we projected the probable future indemnity to be paid on those claims after June 30, 2006 to be equal to approximately $24 million. In addition, multiplying an estimated cost of defense per resolved claim of approximately $13,500 times 1,251, we projected the probable future defense costs to equal approximately $17 million. Accordingly, our total estimated future asbestos-related liability at June 30, 2006 was $41 million.

As of June 30, 2006, we projected that approximately 196 new asbestos-related claims would be commenced, and approximately 277 cases would be resolved, in 2006, resulting in an estimated 426 cases pending at December 31, 2006. Based upon these new estimates, we projected that an aggregate of 889 new cases would be commenced after December 31, 2005, and that 196 of these cases would be commenced in 2006, we estimated that an aggregate of 693 new cases would be commenced after December 31, 2006. Accordingly, the cases pending and projected to be commenced in the future at December 31, 2006, would be 1,119 cases. Multiplying 1,119 claims times the approximate average indemnity paid and defense costs incurred per resolved claim from 2002 through June 2006 of $32,800, we estimated our liability for current and future asbestos-related claims at December 31, 2006 to be approximately $37,000,000. This amounted to a $4,000,000 reduction from the $41,000,000 liability we estimated as of June 30, 2006, or a $2,000,000 reduction per quarter. Accordingly, we reduced our asbestos-related liability at the quarter ended September 30, 2006, by $2,000,000.

As of December 31, 2006, we again re-evaluated our estimates. We now estimate that there will be 924 asbestos-related injury claims made against the Company after December 31, 2006. The 924, in addition to the 404 claims existing as of December 31, 2006, totaled 1,328 current and future claims. Multiplying the average indemnity per resolved claim over the past six years of $19,131, times 1,328, we projected the probable future indemnity to be paid on those claims after December 31, 2006 to be equal to approximately $25 million. In addition, multiplying an estimated cost of defense per resolved claim of approximately $13,500 times 1,328, we projected the probable future defense costs to equal approximately $18 million. Accordingly, our total estimated future asbestos-related liability at December 31, 2006 was $43 million.

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

Although defense costs are included in our insurance coverage, we expended $220,000, $174,000, $304,000, $188,000, and $215,000 in 2002, 2003, 2004, 2005 and 2006, respectively, to administer the asbestos claims. These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies.

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

We have engaged legal counsel to review all of our known insurance policies, and to provide us with the amount of coverage which such counsel believes to be probable under those policies for current and future asbestos-related injury claims against us. Such legal counsel has provided us with its opinion of the minimum probable insurance coverage available to satisfy asbestos-related injury claims, which significantly exceeds our estimated $43 million future liability for such claims as of December 31, 2006. Accordingly, we have included $43,000,000 and $35,000,000 of such insurance coverage receivable as an asset on our 2006 and 2005 balance sheets, respectively, off-setting our projected liability for current and future asbestos-related claims which is reflected as a liability on such balance sheets. The Company estimates that its liability for the next five years is approximately $27,000,000.

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

Other Matters

The Company had under contract uncompleted work at bid prices totaling approximately $11,305,000 and $10,120,000 at December 31, 2006 and 2005, respectively.

NOTE 19 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH INVESTING
                    ACTIVITIES

Supplemental Disclosures of Cash Flow Information

Cash paid for interest was $110,494 and $283,520 for the years ended December 31, 2006 and 2005, respectively.

NOTE 20 - RELATED PARTY TRANSACTIONS

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

For the year ended December 31, 2004, we established a reserve of $250,000 against the Note. The reserve was established based upon the Company’s estimate of the collectibility of the note receivable. The Company increased the reserve by $500,000, for a total reserve of $750,000, against the note receivable during the six months ended June 30, 2006 based upon the Company’s estimate of the collectibility of the note receivable at that time. Blake was current in the payment of interest through the payment due March 1, 2006. The payment due September 1, 2006, however, was not made, and we have been informed by Mr. Mills that no payment can be expected in the foreseeable future. As of December 31, 2006, as a result of the non-payment of interest and other information received from Mr. Mills, we have booked an additional reserve of $536,000 against the note receivable and wrote-off the interest receivable through June 30, 2006 of $48,000, bringing the net of the note receivable less the reserve down to $210,000, the approximate value of the collateral securing the Note.

The closing per share purchase prices of the Company’s and VioQuest Pharmaceuticals, Inc., common stock on October 31, 2003, were $1.22 and $1.95, respectively, placing an aggregate market value on shares of the Company and VioQuest Pharmaceuticals, Inc. held as collateral on that date at $610,000 and $487,500, respectively. The closing per share market prices of the Company’s and VioQuest Pharmaceuticals, Inc.’s common stock on December 31, 2005, were $0.18 and $0.75, respectively, placing an aggregate market value on shares of the Company and VioQuest Pharmaceuticals, Inc. held as collateral on that date at $90,000 and $187,500, respectively. The closing per share market prices of the Company’s and VioQuest Pharmaceuticals, Inc.’s common stock on December 31, 2006, were $0.16 and $0.52, respectively, placing an aggregate market value on shares of the Company and VioQuest Pharmaceuticals, Inc. held as collateral on that date at $80,000 and $130,000, respectively. The Company is in the process of foreclosing on and cancelling the 500,000 shares of the Company’s common stock, and are exploring our opportunities to obtain proceeds from the sale of the VioQuest Pharmaceuticals, Inc. common stock.

At December 31, 2006, the shareholder note receivable balance was $1,496,370 and $1,286,370 is reserved for a net note receivable of $210,000, the approximate value of the collateral securing the note.

An officer of the Company was employed by a corporation which received payments for rent and health insurance of $44,112 and $50,898 for the years ended December 31, 2006 and 2005, respectively.

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

None

ITEM 8A. CONTROLS AND PROCEDURES

We carried out an evaluation, with the participation of our chief executive and chief financial officers, of the effectiveness, as of December 31, 2006, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, made at the end of the period, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and that there has been no significant change in such internal control during our last fiscal quarter ended December 31, 2006, or other factors which could significantly affect such controls including any corrective actions with regard to significant deficiencies or material weaknesses, since our evaluation.

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

In addition, our management with the participation of our principal executive officer and principal financial officer or persons performing similar functions has determined that no change in our internal control over financial reporting occurred during the fourth quarter of our fiscal year ended December 31, 2006 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors

The name, initial year of service as a director, age, and position or office of each member of our board of directors, is as follows:

Name	Director Since	Age	Position
Peter L. Hauser	2004	66	President, Chief Executive Officer, Chairman of the Board and Director

Kenneth W. Brimmer(1)(2)(3)	2002	51	Director

Joseph M. Caldwell(4)(5)(6)	2002	39	Director

E. Thomas Welch(7)	2004	68	Director

(1)	Member of the Audit Committee since June 2002.

(2)	Member of the Compensation Committee and Nominating Committee since February 2002.

(3)	Member of the Stock Option Committee since September 2002.

(4)	Member of the Audit Committee and Stock Option Committee since March 2003.

(5)	Member of the Nominating Committee since April 2004.

(6)	Member of the Compensation Committee since December 2004.

(7)	Member of the Audit, Compensation, Nominating and Stock Option Committees since December 2004.

The business experience, principal occupations and directorships in publicly-held companies of the members of our board of directors are set forth below.

Peter L. Hauser has been the president and chief executive officer of Entrx Corporation since October 2004, and devotes approximately one-third of his working time to such office. Mr. Hauser is a founder, and has been the principal owner and chairman of the board of directors, of Health Care Financial Solutions, Inc., since March 2003. Health Care Financial Solutions, Inc., with its office in St. Paul, Minnesota, is engaged in the development and marketing of a health care claims administration software system for use by third-party health care plan administrators. Mr. Hauser was an account executive at Feltl & Company, a Minneapolis, Minnesota securities brokerage firm, from April 2003 until June 2003. From 1977 through April 2003, Mr. Hauser was employed at Equity Securities Trading Co., Inc., a Minneapolis, Minnesota-based securities brokerage firm (now known as The Oak Ridge Financial Group, Inc.), where he acted as a vice president and a principal beginning in 1993. From 1993 until 2003, Mr. Hauser was a member of the board of directors of GelStat Corp. (OTCBB: GSAC.OB), (formerly called “Developed Technology Resources, Inc.”), which was previously engaged in various enterprises in the former Soviet Union, including the distribution of airport security equipment and the manufacture and distribution of dairy products and snack foods. By 2003, GelStat had disposed of all of its assets relating to its former Soviet Union enterprises, and began engaging in the domestic production and distribution of over-the-counter, non-prescription health care products.

Kenneth W. Brimmer has been the owner and chief manager of Brimmer Company, LLC, a private investment company, since December 2001. Mr. Brimmer has been the chief executive officer of STEN Corporation (Nasdaq-SC: STEN), since September 2003, and has served as a member of its board of directors since February 1998 and as chairman of its board of directors since March 2000. STEN Corporation, with offices in Minneapolis, Minnesota, provides contract manufacturing services and owns and operates drive-through restaurants under the name “Burger Time.” At the request of Entrx’s Board of Directors, Mr. Brimmer acted as the chief executive officer and chairman of the board of directors of VioQuest Pharmaceuticals, Inc. (formerly Surg II, Inc. and Chiral Quest, Inc.) (OTCBB: VQPH.OB), from May 2002 until February 2003. VioQuest Pharmaceuticals, Inc. was a 90%-owned Entrx subsidiary during that period, until October 2003. He continued to serve as a board member at VioQuest Pharmaceuticals, Inc. until December 2005. Mr. Brimmer was the chief executive officer and chief financial officer of Active IQ Technologies, Inc. from March 2000 until December 2001, and acted as chairman of its board of directors until June 2003. Active IQ Technologies, Inc. was engaged in providing accounting software services in Minnetonka, Minnesota, and is now in the precious metals exploration business under the name Wits Basin Precious Metals, Inc. (OTCBB: WITM.OB). Mr. Brimmer is also a member of the board of directors of Landings Restaurants (NYSE: LNY) and Hypertension Diagnostics (OTCBB: HDII.OB), and is chairman of the Board of Directors of Spectre Gaming, Inc. (OTCBB: SGMG).

Joseph M. Caldwell is a founder, and has been a member of the board of directors of Marix Technologies, Inc. since May 2000. From May 2000 through April 2002, and since February 2003, Mr. Caldwell was and has been the chief executive officer of Marix. Marix is a privately held company based in Minneapolis, Minnesota that develops and markets software designs to facilitate and control offsite access to software applications and access to information. Mr. Caldwell was the founder, and has been a member of the board of directors of US Internet Corporation, since March 1995. From March 1995 to May 2000, and beginning again in April 2002, Mr. Caldwell was a chief executive officer of US Internet Corporation, which is a Minneapolis-based privately held Internet service provider, with service in over 1,300 cities nationwide and over 110 cities internationally. In June 1998, he co-founded Net Lifestyles, Inc., and has served as co-chairman of the board of directors from June 1998 to the present. Net Lifestyles is a privately held direct sales company marketing websites, e-commerce solutions, and Internet access to individuals and small businesses.

E. Thomas Welch has been the president of BNC National Bank at its Minneapolis, Minnesota office, since April 2005. BNC National Bank, with corporate offices in Phoenix, Arizona, conducts banking business through 21 banks located in North Dakota, Minnesota and Arizona. Mr. Welch was a Managing Director of the U. S. Trust Company, at its Minneapolis, Minnesota office, from April 2001 until March 2005, where he was primarily responsible for financial, risk management, compliance and fiduciary matters. U.S. Trust Company was engaged nationally in the trust, asset management, investment and banking business. From 1984 until April 2001, Mr. Welch was employed by Resource Trust Company, in Minneapolis, Minnesota, where he acted as the president from 1988 to April 2001, in charge of private banking, trust investment and corporate matters. Resource Trust Company and its principal affiliated companies were acquired by U.S. Trust Company in April 2001. Mr. Welch has a Bachelor’s degree in accounting and a J.D. degree in law.

Each member of our Board of Directors was elected to serve until the next annual meeting of our shareholders.

Meetings of Board of Directors

During the year ended December 31, 2006, the Board of Directors held four meetings. Each member of the Board of Directors was present for all of the meetings, except for Joe Caldwell, who missed one meeting. The Board of Directors also acted by unanimous written consent on one occasion in 2006.

Committees of Board of Directors

Audit Committee. The Audit Committee has the authority and responsibilities set forth in Entrx’s Audit Committee Charter (the “Charter”). The Charter was originally adopted in 2001 and was amended in April 2004. Under the Charter, the Audit Committee has the authority and responsibility of (i) reviewing audited annual consolidated financial statements, and reports and consolidated financial statements submitted to any governmental body or disclosed to the public; (ii) consulting with Entrx’s independent auditors on various audit and financial personnel issues, including questions of independence, disagreement between the auditors and Entrx’s financial personnel, reviewing of internal financial controls; (iii) recommending to the Board of Directors the engagement of independent accountants to audit the consolidated financial statements of Entrx, and reviewing the performance of such accountants; (iv) reviewing and considering the appropriateness of accounting principles or practices applied to Entrx’s consolidated financial statements; and (v) reviewing Entrx’s financial personnel and organization. Kenneth W. Brimmer, a member of the Audit Committee, has been determined to be the audit committee financial expert. Each member of the Audit Committee is independent as that term is defined in Rule 4200 of the National Association of Securities Dealers, Inc. The Audit Committee held four meetings during the year ended December 31, 2006.

Compensation Committee. The Compensation Committee, which consists solely of non-employee directors, has the obligation to adopt policies applicable to the establishment and the compensation of Entrx’s executive officers, and has authority to consider and recommend to the Board of Directors the salaries, bonuses, share options, and other forms of compensation of those executive officers. The Compensation Committee did not hold any meetings during the year ended December 31, 2006, and the compensation of the Company’s executive officers for 2006 was unchanged from 2005.

Nominating Committee. Entrx’s Nominating Committee was initially established by resolution of the Board of Directors in February 2002. The Board of Directors expanded and revised the duties of the Nominating Committee by resolutions adopted in April 2004. The Nominating Committee is charged with the responsibility to seek out and consider the qualifications of new candidates and incumbents for election as members of our Board of Directors, and to recommend to the Board of Directors those persons it believes would be suitable candidates for election or, in the case of a vacancy, appointment, as members of our Board of Directors. The full Board of Directors nominates persons to be members of the Board of Directors, after considering the recommendation of the Nominating Committee. The Nominating Committee has no charter, and did not meet during the year ended December 31, 2006, as there was no meeting of the shareholders held in 2006.

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

We have previously presented candidates for election who have had a prior personal relationship with our former president and chief executive officer, Wayne W. Mills. Our legal counsel introduced E. Thomas Welch to the Nominating Committee. We would entertain any suggestions from our stockholders as to suitable candidates. Shareholders are encouraged to send the resumes of persons they believe would be suitable candidates to Peter L. Hauser, Entrx Corporation, 800 Nicollet Mall, Suite 2690, Minneapolis, Minnesota 55402. Along with the resume of the proposed candidate, please have the candidate provide a written consent to serve as a member of our Board of Directors if so elected, or to acknowledge in writing that he or she would like to be considered for nomination.

Shareholders are encouraged to submit the names of proposed candidates at any time throughout the year.

Stock Option Committee. Entrx’s Stock Option Committee was established by resolutions adopted by the Board of Directors in September 2002. The Stock Option Committee, which consists solely of independent members, has the authority to grant options to purchase common stock of Entrx to employees and members of the Board of Directors. In granting options to non-executive officer employees, the Stock Option Committee generally considers the recommendation of management. In the past, the Stock Option Committee has worked closely with, and considered the recommendations of, the Compensation Committee in cases involving the granting of stock options to executive officers of Entrx. The Stock Option Committee did not meet in the year ended December 31, 2006, and no stock options were granted.

Information Concerning Non-Director Executive Officers

The name, age, position or office, and business experience of each of our non-director executive officers is as follows:

Name	Age	Position
Brian D. Niebur	43	Treasurer and Chief Financial Officer
John J. Macias	61	President of Metalclad Insulation Corporation
David R. Trueblood	36	President of Metalclad Insulation Corporation

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

John J. Macias was elected as the President of Entrx’s wholly owned subsidiary, Metalclad Insulation Corporation, on April 14, 2004. Mr. Macias had been employed by Metalclad Insulation Corporation since February 1971, in various capacities. Immediately prior to his appointment as President, Mr. Macias supervised the labor on all projects to which Metalclad Insulation Corporation was engaged. A medical condition has forced us to replace Mr. Macias as President of Metalclad Insulation Corporation as of February 1, 2007.

David R. Trueblood was elected as the President of Entrx’s wholly owned subsidiary, Metalclad Insulation Corporation, on February 1, 2007, to replace Mr. Macias. Mr. Trueblood has been employed by Metalclad Insulation Corporation since November 15, 1993, in various capacities. Immediately prior to his appointment as President, Mr. Trueblood served as Project Manager, bidding, securing, and managing many of the company’s most important projects.

Each officer of Entrx and Metalclad Insulation Corporation is elected to serve at the discretion of the Board of Directors of each corporation.

Reporting Under Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors of Entrx, and persons who beneficially own more than 10 percent of Entrx's outstanding shares of Common Stock, to file initial reports of ownership and reports of changes in ownership of securities of Entrx with the Securities and Exchange Commission (“SEC”) and the NASDAQ Stock Market. Officers, directors and persons owning more than 10 percent of Entrx's outstanding Common Stock are required by SEC regulation to furnish Entrx with copies of all Section 16(a) forms filed. Based solely on a review of the copies of such reports and amendments thereto furnished to or obtained by Entrx or written representations that no other reports were required, Entrx believes that during the year ended December 31, 2006, all filing requirements applicable to its directors, officers or beneficial owners of more than 10 percent of Entrx's outstanding shares of Common Stock were complied with, except that Kenneth W. Brimmer, a director, filed a form 5 on June 8, 2006, to reflect and option for 10,000 shares of Common Stock granted to him on January 3, 2005, and Joseph M. Caldwell filed a form 5 on June 8, 2006 to reflect options for 10,000 shares of Common Stock granted to him on each of January 3, 2005 and May 10, 2004.

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

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain compensation information for: (i) each person who served as the chief executive officer of Entrx at any time during the year ended December 31, 2006, regardless of compensation level, and (ii) each of our other executive officers, other than the chief executive officer, serving as an executive officer at any time during 2006. The foregoing persons are collectively referred to in this Form 10-KSB as the “Named Executive Officers.” Compensation information is shown for fiscal years 2006 and 2005.

Name/Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Peter L. Hauser
President and	2006	75,000	—		1,600	(4)	—	—	—	—	76,600
Chief Executive Officer	2005	75,000	—		—		—	—	—	—	75,000

Brian D. Niebur
Treasurer and	2006	75,000		(2)	—		—	—	—	—	75,000
Chief Financial Officer	2005	75,000	—		—		—	—	—	—	75,000

John J. Macias(1)	2006	161,333		(3)	—		—	—	—	—	161,333
President of Metalclad Insulation Corporation	2005	160,000	—		—		—	—	—	—	160,000

There are no employment agreements between Entrx and any executive officer of Entrx or any subsidiary.

(1)
On February 1, 2007, Mr. Macias was replaced by David R. Trueblood as the President of our wholly owned subsidiary, Metalclad Insulation Corporation, as the result of Mr. Macias’ current medical incapacity to fulfill his duties as President.

(2)
Pursuant to a profit sharing plan established for Mr. Niebur, he earned a bonus based upon Metalclad’s net profit for 2006, equal to $15,310. The bonus was paid in 2007 and is not included in the table above.

(3)
Pursuant to a profit sharing plan established for the employees of Entrx’s subsidiary, Metalclad Insulation Corporation, Mr. Macias earned a bonus based upon Metalclad’s net profits for 2006, equal to $37,717. The bonus was paid in 2007 and is not included in the table above.

(4)
A 10,000 share common stock award valued at $1,600 was granted to Mr. Hauser in 2006 for services as a member of the Board of Directors, and was included in the table above, rather than in the table headed “Director Compensation.”

Outstanding Option Awards at Year End

The following table provides certain information regarding unexercised options to purchase common stock, stock options that have not vested, and equity-incentive plan awards outstanding at December 31, 2006, for each Named Executive Officer.

Outstanding Equity Awards At Fiscal Year-End
	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Peter L. Hauser (1)	200,000 10,000	0 0	0 0	$ $	0.50 0.55	10/15/09 12/31/09	0 0	n/a n/a	0 0	0 0
Brian D. Niebur	50,000 20,000	0 0	0 0	$ $	2.50 0.65	3/10/10 3/04/09	0 0	n/a n/a	0 0	0 0
John J. Macias	14,000 750	0 0	0 0	$ $	1.20 15.00	9/23/09 1/26/08	0 0	n/a n/a	0 0	0 0

(1)
Not included are 50,000 shares which Mr. Hauser may purchase under a warrant issued to Mr. Hauser in February 2003, before he became an employee, director or executive officer of Entrx. The warrant is exercisable through February 12, 2008 at $0.50 per share.

Director Compensation

The following table sets forth the compensation paid to our directors for our fiscal year ended December 31, 2006, excluding Entrx’s Chief Executive Officer Peter L. Hauser, whose compensation is set forth in the Summary Compensation Table for Named Executive Officer, set forth above.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards (1) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kenneth W. Brimmer (2)	0	1,600	0	0	0	0	1,600
Joseph M. Caldwell (2)	0	1,600	0	0	0	0	1,600
E. Thomas Welch (3)	0	1,600	0	0	0	0	1,600

(1)	On June 7, 2006, the Company issued each of its three independent directors 10,000 shares of common stock. The stock was valued at $0.16 per share, the fair market value on June 7, 2006.

(2)
At December 31, 2006, Messrs. Brimmer and Caldwell each had exercisable options to purchase 90,000 shares of our common stock: (i) 50,000 shares at $2.50 per share, expiring on March 4, 2009 (with respect to Mr. Brimmer) and June 24, 2009 (with respect to Mr. Caldwell); (ii)  10,000 shares at $1.03 per share, which expire on December 31, 2010; (iii) 10,000 shares at $0.80 per share, which expire on December 31, 2009; (iv) 10,000 shares at $0.50 per share, which expire on April 10, 2010; and (v) 10,000 shares at $0.55 per share, which expire on December 31, 2009.

(3)	At December 31, 2006, Mr. Welch had exercisable options to purchase 25,000 shares of our common stock at $0.55 per share.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Share Ownership of Officers and Directors

The following table sets forth certain information as of March 15, 2007, with respect to the shares of common stock beneficially owned by: (i) each director; (ii) each executive officer; and (iii) all current executive officers (regardless of salary and bonus level) and directors as a group. The address for each shareholder is 800 Nicollet Mall, Suite 2690, Minneapolis, MN 55402, except for Mr. Trueblood whose address is 1818 East Rosslynn Avenue, Fullerton, CA 92831. Unless otherwise indicated, the shareholders listed in the table below have sole voting and investment powers with respect to the shares indicated:

Name of Beneficial Owner	Number of Common Shares Beneficially Owned		Percentage of Outstanding Shares (8)
Peter L. Hauser	1,027,075	(1)	12.3%
Kenneth W. Brimmer	220,000	(2)(3)	2.7%
Joseph M. Caldwell	120,000	(3)	1.5%
E. Thomas Welch	55,000	(4)	*
Brian D. Niebur	80,000	(5)	1.0%
David R. Trueblood	7,900	(6)	*
All executive officers and directors as a group (6 persons)	1,509,975	(7)	17.4%

*	Less than 1%

(1)	Includes 260,000 shares that Mr. Hauser may acquire upon the exercise of outstanding stock options and warrants.

(2)
Includes 15,000 shares which are owned by Mr. Brimmer's Individual Retirement Account, and 15,000 shares which are owned by the Individual Retirement Account of Mr. Brimmer's spouse, and to which he disclaims any beneficial interest.

(3)	Includes 90,000 shares that each of Messrs. Brimmer and Caldwell have the right to acquire upon the exercise of outstanding stock options.

(4)	Includes 25,000 shares that Mr. Welch may acquire upon the exercise of outstanding stock options.

(5)	Includes 70,000 shares which Mr. Niebur may acquire upon the exercise of outstanding stock options.

(6)	Includes 7,900 shares which Mr. Trueblood may acquire upon the exercise of outstanding stock options.

(7)	Assumes that each shareholder listed exercised all options available to that person which would vest as of May 14, 2007.

(8)
The percentage of outstanding shares of common stock as shown in the table above is calculated on 8,116,147 shares outstanding, as of March 15, 2007, plus it assumes in each case that the shareholder exercised all vested options available to that person as of May 14, 2007.

Share Ownership of Certain Beneficial Owners

The following table sets forth the name, address, number of shares of Entrx's common stock beneficially owned, and the percentage of the outstanding shares of common stock such shares represent, of each person or group of persons, known by Entrx to beneficially own more than 5% of Entrx's outstanding common stock as of March 15, 2007. Unless otherwise indicated, the shareholders listed in the table below have sole voting and investment powers with respect to the shares indicated:

Name and Address of Beneficial Owner	Number of Common Shares Beneficially Owned	Percentage of Outstanding Shares (6)
Wayne W. Mills 5020 Blake Road Edina, MN 55436	1,770,000(1)	21.7%

Peter L. Hauser 16913 Kings Court Lakeville, MN 55044	1,027,075(2)	12.3%

Grant S. Kesler 3739 Brighton Point Drive Salt Lake City, UT 84121	764,335(3)	8.8%

Anthony C. Dabbene 26921 Magnolia Court Laguna Hills, CA 92653	487,200(4)	5.7%

George W. Holbrook, Jr. 1157 S.W. 30th Street Suite E Box 1938 Palm City, FL 34991	551,615(5)	6.8%

James R. McGoogan 1157 S.W. 30th Street Suite E Box 1938 Palm City, FL 34991	487,740(5)	6.0%

Bradley Resources Company 1157 S.W. 30th Street Suite E Box 1938 Palm City, FL 34991	476,255(5)	5.8%

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

(2)
Includes warrant to purchase 50,000 shares exercisable at $0.50 per share through February 12, 2008, 10,000 shares which Mr. Hauser may purchase under currently exercisable options at $0.55 per share and 200,000 shares which Mr. Hauser may purchase under currently exercisable options at $0.50 per share.

(3)	Includes 620,000 shares which Mr. Kesler may purchase under currently exercisable options at prices ranging from $2.00 to $3.00 per share.

(4)	Includes 450,000 shares which Mr. Dabbene may purchase under currently exercisable options at prices ranging from $2.00 to $3.00 per share.

(5)
As reported in a Form 13-G on January 7, 2005, Messrs. Holbrook and McGoogan own 75,360 and 11,485 shares, respectively, of our common stock and are both partners of Bradley Resources Company with shared voting and dispositive power with respect to the 476,255 shares owned by Bradley Resources Company. Included in the shares owned by Mr. Holbrook is a warrant to purchase 50,000 shares, and included in the shares owned by Bradley Resources Company is a warrant for the purchase of 100,000 shares. Bradley Resources Company, Mr. Holbrook and Mr. McGoogan may be considered to be a “group” as defined under Rule 13d-5 of the Securities Exchange Act of 1934, with the power to vote and dispose of an aggregate of 563,100 shares of our common stock, or 6.9% of our common stock.

(6)
The percentage of outstanding shares of common stock shown in the table above is calculated based upon 8,116,147 shares outstanding as of the close of business March 15, 2007, plus it assumes in each case that the shareholder exercised all options available to that person that would vest within 60 days thereafter.

Equity Compensation Plan Information

The following table sets forth as of December 31, 2006, the total number of shares of our common stock which may be issued upon the exercise of outstanding stock options and other rights under compensation plans approved by the shareholders, and under compensation plans not approved by the shareholders. The table also sets forth the weighted average purchase price per share of the shares subject to those options, and the number of shares available for future issuance under those plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,129,710	(1)	$2.23		477,100
Equity compensation plans not approved by security holders	166,000	(2)	$6.34		None
Total	2,295,710		$2.52	(3)	477,100

(1)
Options for 1,672,900 shares have been granted under Entrx’s 2000 Omnibus Stock Option and Incentive Plan (the “2000 Plan”) which was approved by Entrx’s shareholders. The remaining options for 456,810 shares were granted under similar plans which were previously adopted and approved by the shareholders, and which have been terminated.

(2)
Options for 66,000 shares were granted at various times from January 1996 through February 1998 to three employees. The options are exercisable at $15.00 per share. Warrants for 100,000 shares have been issued from February 2003 through December 31, 2006, to two persons in connection with various financings, services and concessions. The warrants are exercisable at prices ranging from $0.50 to $0.75 per share, some of which are subject to price adjustments under the anti-dilution provisions of the warrants.

(3)	The prices at which all options are exercisable range from $0.50 to $15.00 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

As security for the loan, Mr. Mills pledged 500,000 shares of Entrx's common stock, under the terms of a pledge agreement (the “Pledge Agreement”) dated as of December 10, 2001. In October 2002, Entrx spun off shares of Chiral Quest, Inc., now known as VioQuest Pharmaceuticals, Inc. (OTCBB: VQPH), common stock as a dividend to its shareholders, on the basis of one share of VioQuest Pharmaceuticals, Inc. (then Chiral Quest, Inc.) common stock for each two shares of Entrx common stock held as of October 11, 2002. Prior to the dividend, VioQuest Pharmaceuticals, Inc. was a 90% owned subsidiary of Entrx. As a result of the dividend, Mr. Mills received 250,000 shares of the common stock of VioQuest Pharmaceuticals, Inc., which were added to the 500,000 shares of Entrx’s common stock held as collateral for the loan.

The Pledge Agreement provided that Mr. Mills would retain voting power over the collateralized shares until such shares are either cancelled or sold to satisfy the loan under the terms of the Note and Pledge Agreement. To satisfy its obligations under the Note, all or a portion of the 500,000 shares of Entrx common stock, or 250,000 shares of VioQuest Pharmaceuticals, Inc. common stock, could have been sold at the direction of Blake Capital, in which case the proceeds of such sale would have been applied against the principal and interest due under the Note. The terms of the Note also provided that Blake Capital could request that the Entrx shares be cancelled, in which case they could have carried a value of $2.50 per share which would be applied against the amount due under the Note. If the Note was in default, Entrx could have cancelled the shares at a value of $2.50 per share, and apply the amount cancelled against the principal and interest due under the Note. Although the Pledge Agreement was not clear, Entrx took the position that the $2.50 value related to one share of Entrx common stock and one-half share of VioQuest Pharmaceuticals, Inc. common stock.

Since the Note was non-recourse to Blake Capital, neither Blake Capital nor Mr. Mills had any personal liability under the Note, except for the interest on the Note, and Entrx's only recourse for repayment of the Note was the 500,000 shares of Entrx common stock, and 250,000 shares of VioQuest Pharmaceuticals, Inc. common stock, pledged as security. The market value of the stock held as collateral never exceeded the principal balance of the Note since it became due.

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

Accordingly, for several months beginning in August 2003, the independent members of Entrx’s Board of Directors, constituting the Audit Committee, negotiated an amendment to the Note and Pledge Agreement with Blake Capital Partners and Mr. Mills, which culminated in the execution of an amendment to the Pledge Agreement (the “Amended and Restated Pledge Agreement”) which they believed to be beneficial to the Entrx. The Note as amended (the “New Note”) is in the principal amount of $1,496,370, and now provides for an October 31, 2007 due date, with interest at 2% over the prime rate established by Wells Fargo Bank, NA in Minneapolis, Minnesota, adjusted on March 1 and September 1 of each year, instead of the 12% rate established in the Note. Interest only is payable commencing March 1, 2004, and at the end of each six-month period thereafter. The New Note is now with full recourse to Blake, which has minimal assets, other than 500,000 common shares of the Company’s common stock and 250,000 shares of VioQuest Pharmaceuticals, Inc., all of which are being held by the Company as collateral for the New Note. The Amended and Restated Pledge Agreement does not require Entrx, nor permit Blake or Mr. Mills, to cancel the shares of Entrx’s common stock, and require Entrx to apply the value of those cancelled shares at $2.50 per share, to be applied against the principal balance of the amounts due. In addition, Mr. Mills has personally guaranteed the repayment of the New Note. Other financial obligations of Mr. Mills have materially impaired his ability to fulfill his obligations as a guarantor of the New Note.

Blake Capital failed to pay the interest due under the New Note on September 1, 2006, and Mr. Mills has recently indicated to the Company that he is currently unable to fulfill his obligations under the guarantee of the New Note. Accordingly, on January 4, 2007, consistent with authority given by the Board of Directors, the Company gave notice to Blake and Mr. Mills that it was declaring the New Note to be in default, and intended to foreclose on the 500,000 shares of the Company held as collateral, by cancelling those shares. The Company expects such cancellation to occur in the first quarter of 2006, and to credit Blake with the fair market value of those shares as of the date of the cancellation. The Company has also permitted Mr. Mills to sell the 250,000 shares of VioQuest common stock held as collateral, and to apply the proceeds of such sale to the amount due under the New Note.

ITEM 13. EXHIBITS

(a)
The following exhibits are being filed with this Annual Report on Form 10-KSB and/or are incorporated by reference therein in accordance with the designated footnote references:

3.	Restated and Amended Certificate of Incorporation and Bylaws of the Company, and all amendments thereto. (1)

3.2	Amended and Restated Bylaws adopted February 14, 2002. (2)

3.3	Certificate of Amendment to Certificate of Incorporation effective June 25, 2002. (3)

4.1	Form of Certificate for Common Stock. (4)

10.1	Form of 1993 Omnibus Stock Option and Incentive Plan. (5)

10.2	Form of 1996 Omnibus Stock Option and Incentive Plan. (6)

10.3	Form of 2000 Omnibus Stock Option and Incentive Plan. (7)

10.4	Curtom-Metalclad Partnership Agreement and Amendment. (8)

10.5	Secured Promissory Note of Blake Capital Partners and Guarantee of Wayne W. Mills dated November 1, 2003. (9)

10.6	Amended and Restated Security and Pledge Agreement between Blake Capital Partners, Wayne W. Mills, Entrx Corporation and the escrow agent, Bruce Haglund, dated November 1, 2003. (10)

10.7	Pledge Agreement between the Company and Pandora Select Partners L.P. dated December 3, 2003. (11)

10.8	Settlement Agreement and Full Policy Release between the Company and one of its insurers dated June 22, 2004. (12)

10.9	Exchange Agreement between the Company and Pandora Select Partners, L.P. dated November 23, 2005. (13)

10.10	Amended and Restated Promissory Note, dated January 16, 2006, issued by the Company to Pandora Select Partners, L.P. to replace secured Convertible Promissory Note. (14)

10.11	Settlement Agreement between the Company and Ventana Global Environmental Organizational Partnership, L.P. and North America Environmental Fund, L.P. dated May 31, 2006. (15)

14.	Code of Ethics (16)

21.	List of Subsidiaries of the Registrant. (17)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.	Section 1350 Certification.

(1)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by this reference.

(2)	Filed with the Company's Form 8-K on February 28, 2002 as Exhibit (v) and incorporated herein by this reference.

(3)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 as Exhibit 3.2 and incorporated herein by this reference.

(4)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 as Exhibit 4.1 and incorporated herein by this reference.

(5)	Filed with the Company’s Transition Report on Form 10-K for the five months ended May 31, 1993 and incorporated herein by this reference.

(6)	Filed with the Company’s Proxy Statement dated April 17, 1997 and incorporated herein by this reference.

(7)	Filed with the Company’s Proxy Statement dated October 20, 2000 and incorporated herein by this reference.

(8)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 as Exhibit 10.20 and incorporated herein by this reference.

(9)	Filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 as Exhibit 10.2 and incorporated herein by this reference.

(10)	Filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 as Exhibit 10.3 and incorporated herein by this reference.

(11)	Filed with the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003, on March 24, 2004 as exhibit 10.23 and incorporated herein by reference.

(12)	Filed with the Company's Form 8-K on June 25, 2004 as Exhibit 10.1 and incorporated herein by this reference.

(13)	Filed with the Company’s Annual Report on Form 10-K, for the year ended December 31, 2005, on May 22, 2006 as exhibit 10.9 and incorporated herein by reference.

(14)	Filed with the Company’s Annual Report on Form 10-K, for the year ended December 31, 2005, on May 22, 2006 as exhibit 10.10 and incorporated herein by reference.

(15)	Filed with the Company's Form 8-K on June 2, 2006 as Exhibit 1 and incorporated herein by this reference.

(16)	Filed with the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003, on March 24, 2004 as exhibit 14 and incorporated herein by reference.

(17)	Filed with the Company's Annual Report on Form 10-K, for the year ended December 31, 2003, on March 24, 2004 as exhibit 21 and incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditors

On April 16, 2002, upon the recommendation and approval of the Audit Committee, Entrx engaged Virchow, Krause & Company, LLP (“Virchow Krause”), certified public accountants with an office in Minneapolis, Minnesota, to audit Entrx’s consolidated financial statements for 2002 and to perform other appropriate accounting services for Entrx as needed. Entrx had not previously engaged Virchow Krause on any matter. Virchow Krause was engaged directly by the Audit Committee to provide its services with respect to Entrx’s 2003, 2004, 2005 and 2006 fiscal years.

Audit Fees

Virchow Krause billed Entrx $61,100 and $73,900 for the annual audit of Entrx’s consolidated financial statements, and the review of Entrx’s consolidated financial statements included in Entrx’s quarterly reports on Form 10Q filed with the Securities and Exchange Commission, for the 2005 and 2006 fiscal years, respectively.

Audit-Related Fees

Virchow Krause billed Entrx $6,385 and $12,050 for assurance and related services provided to Entrx that are not included under the caption “Audit Fee” above, and were reasonably related to the performance of its audit or review of Entrx’s financial statements for the 2005 and 2006 fiscal year, respectively. Such services were provided in connection with review of a Form S-2 registration statement filing in April, 2004 and responses to SEC comment letters directed to the Company in connection with such filing.

Tax Fees

Virchow Krause billed Entrx $14,325 and $13,610 for services in connection with tax compliance, tax advice and tax planning for the 2005 and 2006 fiscal years, respectively. The services billed for in 2005 and 2006 were in connection with the preparation of Entrx’s federal and state income tax returns.

All Other Fees

No such services were provided or billed in 2005 or 2006.

Approval by Audit Committee

According to Entrx’s Audit Committee charter, all services provided to Entrx by its independent auditors must be pre-approved by the Audit Committee. The Audit Committee pre-approved of the engagement of Virchow Krause related to (i) the audit of the consolidated financial statements of Entrx for 2005 and 2006, and to provide its report thereon, (ii) the preparation of our 2005 and 2006 federal and state income tax returns, (iii) the review of our quarterly reports on Form 10Q filed in 2005 and 2006, and (iv) review of a Form S-2 registration statement filing and assistance with responses to SEC comment letters on the Form S-2 filing. No other services, other than those set forth in the foregoing sentence, were performed by Virchow Krause on our behalf in 2005 or 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTRX CORPORATION

By:	/s/ Brian D. Niebur
Brian D. Niebur Chief Financial Officer Date: March 23, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Peter L. Hauser	Chief Executive Officer and Chairman	March 23, 2007
Peter L. Hauser	(Principal Executive Officer)

/s/ Brian D. Niebur	Chief Financial Officer	March 23, 2007
Brian D. Niebur	(Principal Financial and Accounting Officer)

/s/ Kenneth W. Brimmer	Director	March 23, 2007
Kenneth W. Brimmer

/s/ Joseph M. Caldwell	Director	March 23, 2007
Joseph M. Caldwell

/s/ E. Thomas Welch	Director	March 23, 2007
E. Thomas Welch