Form 10QSB
period 2007-03-31
ENTRX CORP
filed 2007-05-11
CIK 13547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
Yes ☐ No  ☒

As of May 1, 2007, the registrant had 7,616,147 shares outstanding of its Common Stock, $.10 par value.

Transitional Small Business Disclosure Format (check one): Yes  ☐   No ☒

ENTRX CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Consolidated Balance Sheets at March 31, 2007 (unaudited)
and December 31, 2006 (audited)	1

Consolidated Statements of Operations and Comprehensive Income (Loss) for the
three months ended March 31, 2007 and 2006 (unaudited)	2

Consolidated Statements of Cash Flows for the three months ended
March 31, 2007 and 2006 (unaudited)	3

Notes to Consolidated Financial Statements (unaudited)	4

Item 2. Management's Discussion and Analysis or Plan of Operation	8

Item 3. Controls and Procedures	14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 6. Exhibits	19

SIGNATURES	19

References to “we”, “us”, “our”, “the registrant” and “the Company” in this quarterly report on Form 10-QSB shall mean or refer to Entrx Corporation and its consolidated subsidiary, Metalclad Insulation Corporation, unless the context in which those words are used would indicate a different meaning.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,824,557	$1,607,580
Available-for-sale securities	912,600	99,094
Accounts receivable, less allowance for doubtful accounts of $15,000 as of March 31, 2007 and December 31, 2006	3,553,753	4,052,823
Costs and estimated earnings in excess of billings on uncompleted contracts	326,274	364,981
Inventories	105,765	27,763
Prepaid expenses and other current assets	78,190	191,309
Insurance claims receivable	7,750,000	8,000,000
Shareholder note receivable, net of allowance of $1,258,000 and $1,286,000 as of March 31, 2007 and December 31, 2006, respectively	238,750	210,000
Other receivables	370,366	374,175
Total current assets	15,160,255	14,927,725

Property, plant and equipment, net	340,434	331,041
Investments in unconsolidated affiliates	450,000	1,206,889
Insurance claims receivable	33,500,000	35,000,000
Other assets	201,560	201,560
	$49,652,249	$51,667,215

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$95,488	$89,327
Accounts payable	837,070	946,417
Accrued expenses	1,295,897	1,486,082
Reserve for asbestos liability claims	7,750,000	8,000,000
Billings in excess of costs and estimated earnings on uncompleted contracts	47,828	106,353
Total current liabilities	10,026,283	10,628,179

Long-term debt, less current portion	84,865	67,762
Reserve for asbestos liability claims	33,500,000	35,000,000
Total liabilities	43,611,148	45,695,941

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $1; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.10; 80,000,000 shares authorized; 8,116,147 issued and outstanding at March 31, 2007 and 8,455,947 and 8,001,147 issued and outstanding, respectively, at December 31, 2006	857,095	845,595
Additional paid-in capital	69,886,881	70,260,746
Less treasury stock at cost, 454,800 shares at December 31, 2006	-	(380,765)
Accumulated deficit	(64,759,492)	(64,754,302)
Accumulated other comprehensive gain	56,617	-
Total shareholders’ equity	6,041,101	5,971,274
	$49,652,249	$51,667,215

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2007	2006

Contract revenues	$4,470,634	$5,276,925

Contract costs and expenses	3,817,469	4,489,210

Gross margin	653,165	787,715

Operating expenses:
Selling, general and administrative	699,294	566,420
Change in allowance on shareholder note receivable	(28,750)	-
Gain on disposal of property, plant and equipment	(2,800)	(867)
Total operating expenses	667,744	565,553

Operating income (loss)	(14,579)	222,162

Interest income	14,528	32,791
Interest expense	(5,139)	(73,844)

Net income (loss)	(5,190)	181,109

Other comprehensive income
Unrealized gains on available-for-sale securities	56,617	19,056

Comprehensive income	$51,427	$200,165

Weighted average number of common shares — basic and diluted	8,030,536	7,951,147

Income (loss) per share of common stock — basic and diluted	$(0.00)	$0.02

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2007	2006
	(unaudited)

Cash flows from operating activities:
Net income (loss)	$(5,190)	$181,109
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	47,098	51,154
Gain on disposal of property, plant and equipment	(2,800)	(867)
Net interest income recorded on shareholder note receivable	-	30,440
Common stock issued for services	18,400	-
Allowance on shareholder note receivable	(28,750)	-
Changes in operating assets and liabilities:
Accounts receivable	499,070	(574,558)
Costs and estimated earnings in excess of billings on uncompleted contracts	38,707	(57,294)
Inventories	(78,002)	7,526
Prepaid expenses and other current assets	113,119	145,582
Other receivables	3,809	(6,026)
Accounts payable and accrued expenses	(299,532)	30,493
Billings in excess of costs and estimated earnings on uncompleted contracts	(58,525)	(38,641)
Net cash provided by (used in) operating activities	247,404	(231,082)

Cash flows from investing activities:
Capital expenditures	(56,491)	(50,286)
Proceeds from sale of property, plant and equipment, net of expenses	2,800	8,000
Net cash used in investing activities	(53,691)	(42,286)

Cash flows from financing activities:
Proceeds from long-term debt	54,399	43,148
Payments on long-term debt	(31,135)	(28,308)
Proceeds from note payable to bank	-	225,000
Payments on note payable	-	(122,808)
Payments on mortgage payable	-	(9,398)
Proceeds from note payable - related party	-	150,000
Net cash provided by financing activities	23,264	257,634

Increase (decrease) in cash and cash equivalents	216,977	(15,734)
Cash and cash equivalents at beginning of period	1,607,580	413,395
Cash and cash equivalents at end of period	$1,824,557	$397,661

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

1. The accompanying unaudited consolidated financial statements of Entrx Corporation and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management all adjustments, consisting of normal recurring items, necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

2. The income (loss) per share amounts for the three months ended March 31, 2007 and 2006, were computed by dividing the net income (loss) by the weighted average shares outstanding during the applicable period. Dilutive common equivalent shares have not been included in the computation of diluted loss per share because their inclusion would be antidilutive. Antidilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic and diluted loss per share in subsequent periods.

All stock options and warrants were anti-dilutive for the three months ended March 31, 2007 and 2006 because their respective exercise prices were greater than the average market price of the common stock.

3. Investments held by the Company are classified as available-for-sale securities. Available-for-sale securities are reported at fair value with all unrealized gains or losses included in other comprehensive income (loss). The fair value of the securities was determined by quoted market prices of the underlying security. For purposes of determining gross realized gains (losses), the cost of available-for-sale securities is based on specific identification.

	Aggregate fair value	Gross unrealized gains	Gross unrealized losses	Cost
Available for sale securities - March 31, 2007	$912,600	$61,381	$(4,764)	$855,983
Available for sale securities - December 31, 2006	$99,094	$-	$-	$99,094

The Company's net unrealized holding gain was $56,617 and $19,056 for the three months ended March 31, 2007 and 2006, respectively.

On an ongoing basis, the Company evaluates its investments in available-for-sale securities to determine if a decline in fair value is other-than-temporary. When a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. Based on the investment and volatility of common stock in a publicly-traded company and the ability and the intent of the Company to hold the investment until a recovery of fair value, the Company believes that the cost of the investment is recoverable within a reasonable period of time. The Company also reviewed the stock price history of the investment and noted that for approximately 87% of the trading days in 2006 and for approximately 43% of the trading days from January 1, 2007 through March 31, 2007, the investment’s stock price was greater than or equal to the Company’s cost basis in the investment. Therefore, the impairment was not considered other-than-temporary at March 31, 2007.

The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2007.

	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable equity securities	$94,330	$(4,764)	$-	$-	$94,330	$(4,764)
Total	$94,330	$(4,764)	$-	$-	$94,330	$(4,764)

The Company also has minority investments in privately held companies. These investments are included in investments in unconsolidated affiliates on the Consolidated Balance Sheets and are carried at cost unless the fair value of the investment below the cost basis is judged to be other-than-temporary. The Company monitors these investments for impairment and makes appropriate reductions in carrying values. At March 31, 2007, the Company’s investments in unconsolidated affiliates consisted of an investment in Catalytic Solutions, Inc. valued at $450,000. At December 31, 2006, the Company’s investments in unconsolidated affiliates consisted of an investment in Catalytic Solutions, Inc. valued at $450,000 and an investment in Clearwire Corporation valued at $756,889. The Company’s investment in Clearwire Corporation was reclassified to available-for-sale securities upon Clearwire’s initial public offering in the first quarter of 2007. The Company did not note any impairment for the three months ended March 31, 2007.

4. Inventories, which consist principally of insulation products and related materials, are stated at the lower of cost (determined on the first-in, first-out method) or market.

5. Blake Capital Partners, LLC was current in the payment of interest on the shareholder note receivable through the payment due March 1, 2006. The payment due September 1, 2006, however, was not made, and we have been informed by Mr. Mills, the principal of Blake Capital Partners and guarantor on the note, that no payment can be expected in the foreseeable future. As of December 31, 2006, as a result of the non-payment of interest and other information received from Mr. Mills, we had booked reserves of $1,286,000 against the note receivable and wrote-off the interest receivable through June 30, 2006 of $48,000, bringing the net of the note receivable less the reserve down to $210,000, the approximate value of the collateral securing the Note. The Company is in the process of foreclosing on and cancelling the 500,000 shares of the Company’s common stock that were pledged as collateral on the note, and is exploring its opportunities to obtain proceeds from the sale of the VioQuest Pharmaceuticals, Inc. common stock, also pledged as collateral on the note.. As such, the Company adjusted the carrying value of the note receivable to the approximate value of the collateral securing the note at March 31, 2007.

6. Accrued expenses consist of the following:

	March 31, 2007	December 31, 2006
Wages, bonuses and payroll taxes	$363,495	$374,449
Union dues	227,045	261,022
Accounting and legal fees	30,000	31,877
Insurance	92,476	158,094
Insurance settlement reserve	375,000	375,000
Inventory purchases	-	55,133
Other	207,881	230,507
	$1,295,897	$1,486,082

7. As more fully described in our Annual Report on Form 10-KSB for the year ended December 31, 2006, the Company has granted stock options over the years to employees and directors under various stockholder approved stock option plans. At March 31, 2007, 2,195,130 stock options are outstanding. No stock options were granted during the first quarter of 2007.

8. Sales for the three months ended March 31, 2007 to i) Jacobs Field Services North America, Inc. were approximately $697,000, representing 15.6% of total revenues ii) NRG Energy, Inc. were approximately $526,000, representing 11.8% of total revenues and iii) Matrix Service, Inc. were approximately $1,345,000, representing 30.1% of total revenues. Sales for the three months ended March 31, 2006 to i) Southern California Edison Company (“SCE”) under the strategic alliance program with Curtom-Metalclad were approximately $1,181,000, representing 22.4% of total revenues, ii) JE Merit Constructors, Inc. were approximately $535,000, representing 10.1% of total revenues and iii) Cleveland Wrecking Company were approximately $532,000, representing 10.1% of total revenues. Accounts receivable from Jacobs Field Services North America, Inc. was approximately $366,000, accounts receivable from NRG Energy, Inc. was approximately $554,000 and accounts receivable from Matrix Service, Inc. was approximately $1,146,000, representing 10.3%, 15.5% and 32.1% of total accounts receivable, respectively, as of March 31, 2007. Accounts receivable from NRG was approximately $571,000 at December 31, 2006 and accounts receivable from JE Merit Constructors, Inc. was approximately $855,000.

9. In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), "The Fair Value Option for Financial Assets and Financial Liabilities".  SFAS 159 permits entities to choose to measure certain financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The company is presently determining whether to adopt SFAS 159, and presently believes that if adopted, the impact on the Company's financial position and results of operations would not be material.

10. In October 1999, we completed the sale of our operating businesses and development project located in Aguascalientes, Mexico. That sale specifically excluded those Mexican assets involved in the Company’s NAFTA claim which was settled in 2001. Under the terms of the sale we received an initial cash payment of $125,000 and recorded a receivable for $779,000. In November, 2000, the Company filed a complaint in the Superior Court of California against a former employee, the U.S. parent of the buyer and its representative for breach of contract, fraud, collusion and other causes of action in connection with this sale seeking damages in the form of a monetary award. On May 31, 2006, Entrx Corporation entered into a Settlement Agreement with Ventana Global Environmental Organizational Partnership, L.P. and North America Environmental Fund, L.P. (collectively referred to as “Ventana”) whereby Ventana agreed to pay Entrx Corporation $1,250,000 in exchange for the dismissal with prejudice by Entrx Corporation of the law suit (the “Ventana Action”) filed by Entrx Corporation against Ventana and others in Orange County, California Superior Court. Entrx Corporation and Ventana also entered into a mutual release of all claims each may have had against the other. In addition, Entrx Corporation released Carlos Alberto de Rivas Oest and Geologic de Mexico S.A. de C.V., which were parties related to Ventana, and against whom Entrx Corporation had claims pending in Mexico. The Settlement Agreement does not limit claims that Entrx had or currently has against Javier Guerra Cisneros and Promotora Industrial Galeana, S.A. de C.V., which Entrx Corporation continues to pursue in Mexico. Javier Guerra Cisneros and Promotora Industrial Galeana, S.A. de C.V. were involved with the transactions which were the subject of the Ventana Action. Entrx Corporation received $925,000 net after payment of legal fees and expenses associated with the Ventana Action and the Settlement Agreement during the second quarter of 2006.

11. Our subsidiary, Metalclad Insulation Corporation, continues to be engaged in lawsuits involving asbestos-related injury or potential injury claims. The number of asbestos-related cases which have been initiated naming us (primarily our subsidiary, Metalclad Insulation Corporation) as a defendant had increased from approximately 254 in 1999 to 527 in 2000 and 725 in 2001. The number of cases filed decreased after 2001 to 590 in 2002, to 351 in 2003, to 265 in 2004 and to 199 in 2005. The number of cases filed increased to 232 in 2006. At December 31, 2001, 2002, 2003, 2004, 2005 and 2006, there were, respectively, approximately 1,009, 988, 853, 710, 507 and 404 cases pending. Of the decrease from 710 cases pending at December 31, 2004 to 507 cases pending at December 31, 2005, were 80 cases which had been previously counted in error, so that the actual decrease for the year ended December 31, 2005 was 123 cases. There were 37 new claims made in the first three months of 2007, compared to 68 in the first three months of 2006. There were 375 cases pending at March 31, 2007. These claims are currently defended and covered by insurance.

The number of asbestos-related claims made against the Company since 2001, as well as the number of cases pending at the end of each of those years, has reflected a general downward trend from 2002 through 2006, with about a 15% increase in 2006 over 2005. We believe that it is probable that this general downward trend will continue, although such continuance cannot be assured, particularly in view of the increase in the claims made in 2006 as compared to 2005. The average indemnity paid on all resolved claims has fluctuated over the past six-year period ended December 31, 2006 from a high of $26,520 in 2001, to a low of $14,504 in 2006, with an average indemnity payment of $19,131 over the same six-year period. We believe that the sympathies of juries, the aggressiveness of the plaintiffs’ bar and the declining base of potential defendants as the result of business failures, have tended to increase payments on resolved cases. This tendency, we believe, has been mitigated by the declining pool of claimants resulting from death, and the likelihood that the most meritorious claims have been ferreted out by plaintiffs’ attorneys and that the newer cases being brought are not as meritorious nor do they have as high a potential for damages as do cases which were brought earlier. We have no reason to believe, therefore, that the average future indemnity payments will increase materially in the future.

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

Based on the trend of reducing asbestos-related injury claims made against the Company over the past four calendar years, we projected in our Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2005 that approximately 533 asbestos-related injury claims would be made against the Company after December 31, 2005. These claims, in addition to the 507 claims existing as of December 31, 2005, totaled 1,040 existing and future claims. Multiplying the average indemnity per resolved claim over the past five years of $20,056, times 1,040, we previously projected the probable future indemnity to be paid on those claims after December 31, 2005 to be equal to approximately $21 million. In addition, multiplying an estimated cost of defense per resolved claim of approximately $13,500 times 1,040, we projected the probable future defense costs to equal approximately $14 million. Accordingly, our total estimated future asbestos-related liability at December 31, 2005 was $35 million. These estimated liabilities are included as liabilities on our December 31, 2005 balance sheet.

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

As of December 31, 2006, we projected that approximately 186 new asbestos-related claims would be commenced, and approximately 237 cases would be resolved, in 2007, resulting in an estimated 353 cases pending at December 31, 2007. Since we projected that an aggregate of 924 new cases would be commenced after December 31, 2006, and that 186 of these cases would be commenced in 2007, we estimated that an aggregate of 738 new cases would be commenced after December 31, 2007. Accordingly, the cases pending and projected to be commenced in the future at December 31, 2007, would be 1,091 cases. Multiplying 1,091 claims times the approximate average indemnity paid and defense costs incurred per resolved claim from 2002 through 2006 of $32,600, we estimated our liability for current and future asbestos-related claims at December 31, 2007 to be approximately $36,000,000. This amounts to a $7,000,000 reduction from the $43,000,000 liability we estimated as of December 31, 2006, or a $1,750,000 reduction per quarter, resulting in an estimated liability at March 31, 2007 of $41,250,000.

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

Although defense costs are included in our insurance coverage, we expended $220,000, $174,000, $304,000, $188,000, and $215,000 in 2002, 2003, 2004, 2005 and 2006, respectively, and $107,000 in the three months ended March 31, 2007 to administer the asbestos claims. These costs to administer the asbestos claims are generally not covered by insurance. These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies.

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

We have engaged legal counsel to review all of our known insurance policies, and to provide us with the amount of coverage which such counsel believes to be probable under those policies for current and future asbestos-related injury claims against us. Such legal counsel has provided us with its opinion of the minimum probable insurance coverage available to satisfy asbestos-related injury claims, which exceeds our estimated $41 million and $43 million future liability for such claims as of March 31, 2007 and December 31, 2006, respectively. Accordingly, we have included $41,250,000 and $43,000,000 of such insurance coverage receivable as an asset on our March 31, 2007 and December 31, 2006 balance sheets, respectively.

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

12. Supplemental disclosures of cash flow information:

Cash paid for interest was $5,139 and $72,309 for the three months ended March 31, 2007 and 2006, respectively.

13. Subsequent Events:

In April 2007, the Company exercised its warrants in Clearwire Corporation via cashless exercise. The Company will receive 39,416 shares of Clearwire Corporation common stock. The Company has signed a lock-up agreement whereby it has agreed not to sell the common stock issued pursuant to the warrant until September 4, 2007.

On April 23, 2007, the 500,000 shares of the Company’s common stock held as collateral for the Blake Capital Partners LLC note receivable were cancelled. Due to the cancellation of the shares, the Company will apply $115,000 to the accrued interest receivable under the note. This represents $0.23 per share, the value of the common stock on March 19, 2007, the date upon which the Board of Directors authorized the cancellation of the shares.

Item 2. Management’s Discussion and Analysis or Plan of Operation

All statements, other than statements of historical fact, included in this Form 10-QSB, including without limitation the statements under “Management’s Discussion and Analysis or Plan of Operation” and “Description of Business” are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Entrx Corporation (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-QSB. Such potential risks and uncertainties include, without limitation; the outcome of existing litigation; competitive pricing and other pressures from other businesses in the Company’s markets; the accuracy of the Company’s estimate of future liability for asbestos-related injury claims; the adequacy of insurance, including the adequacy of insurance to cover current and future asbestos-related injury claims; the valuation of the Company’s investments; collectibility of a loan due from an affiliate of, and guaranteed by, a principal shareholder; economic conditions generally and in the Company’s primary markets; availability of capital; the adequacy of the Company’s cash and cash equivalents; the cost of labor; the accuracy of the Company’s cost analysis for fixed price contracts; and other risk factors detailed herein and in other of the Company’s filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this Form 10-QSB and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements.  You can identify these forward-looking statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “continue,” and similar words.

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

Results of Operations: Three Months Ended March 31, 2007 and 2006

Revenue

Revenue for the three months ended March 31, 2007 was $4,471,000, a decrease of 15.3% as compared to $5,277,000 for the three months ended March 31, 2006. Revenues decreased during the three months ended March 31, 2007 as compared with the three months ended March 31, 2006 primarily due to the Company completing a large project related to a fire at one of our customer’s facilities in the three months ended March 31, 2006.

Cost of Revenue and Gross Margin

Cost of revenue was $3,817,000 for the three months ended March 31, 2007, as compared to $4,489,000 for the three months ended March 31, 2006. The gross margin percentage was approximately 14.6% for the three months ended March 31, 2007 as compared to 14.9% for the three months ended March 31, 2006. The decrease in the gross margin percentage during the three months ended March 31, 2007 as compared with the three months ended March 31, 2006 is primarily the result of the Company being more aggressive in bidding projects.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended March 31, 2007 were $699,000 as compared to $566,000 for the comparable period ended March 31, 2006, an increase of 23.5%. The increase for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 was primarily due to increases in legal, payroll expenses and board of director stock grants.

Gain on Disposal of Property, Plant and Equipment

Gain on the disposal of property plant and equipment was $3,000 and $1,000 for the three months ended March 31, 2007 and 2006, respectively.

10

Interest Income and Expense

Net interest income for the three months ended March 31, 2007 was $9,000 as compared to net interest expense of $41,000 for the three months ended March 31, 2006, primarily due to a decrease in the average balance, as well as no amortization of the original issue discount, of the note with Pandora Select Partners L.P., and no interest on the line of credit and mortgage with Far East National Bank during the three months ended March 31, 2007. During the three months ended March 31, 2007, the Company did not record any interest income on the note receivable from Blake Capital Partners, LLC.

Net Income (Loss)

We had net income (loss) of $(5,000) for the three months ended March 31, 2007 as compared to net income of $181,000 for the three months ended March 31, 2006. The decrease in net income was primarily the result of lower revenue and increased operating expenses during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.

Liquidity and Capital Resources

As of March 31, 2007, we had $1,825,000 in cash and cash equivalents and $913,000 in available-for-sale securities. The Company had working capital of $5,134,000 as of March 31, 2007. We own 190,566 shares of the common stock of VioQuest Pharmaceuticals, Inc., the common stock of which is publicly traded on the NASD Bulletin Board under the symbol “VQPH”. Of the 190,566 shares, 75,000 shares are subject to options exercisable by two current and one former member of our Board of Directors at $1.25 per share. We also own warrants to purchase 96,608 shares of Clearwire Corporation’s common stock (NASDAQ: CLWR). The warrants have an exercise price of $12.00 per share. In April 2007, the Company exercised its warrants in Clearwire Corporation via cashless exercise. The Company will receive 39,416 shares of Clearwire Corporation common stock. The Company has signed a lock-up agreement whereby it has agreed not to sell the common stock issued pursuant to the warrant until September 4, 2007.

In an effort to increase shareholder value and to diversify from our insulation services business, we have made equity investments in a company that is not in the insulation services business and which we believed had the ability to provide acceptable return on our investment. We currently have an investment in Catalytic Solutions, Inc. which we value at $450,000. This company is in the early stages of its business development. Our investments represent less than 5% ownership and represent approximately 1.0% and 0.8% of the Company’s total assets at March 31, 2007 and December 31, 2006, respectively. Catalytic Solutions, Inc. manufactures and delivers proprietary technology that improves the performance and reduces the cost of catalytic converters. Catalytic Solutions, Inc. has successfully applied for the admission of all of their outstanding shares of stock to the AIM market in London, England.

In 2001, $1,255,000 was loaned to an affiliate of Wayne W. Mills, Blake Capital Partners, LLC (“Blake”) under a note (“Note”) secured by 500,000 shares of the Company’s common stock and any dividends received on those shares. At the time the loan was made, Mr. Mills was a principal shareholder of the Company, and was subsequently elected as the Company’s President and Chief Executive Officer. In November 2003, the Board of Directors of the Company negotiated an amendment to the security agreement (the “Amended and Restated Security Agreement”) which it believed to be beneficial to the Company. The Note as amended (the “New Note”) is in the principal amount of $1,496,370, and now provides for an October 31, 2007 due date, with interest at 2% over the prime rate established by Wells Fargo Bank, NA in Minneapolis, Minnesota, adjusted on March 1 and September 1 of each year, instead of the 12% rate established in the Note. Interest only is payable commencing March 1, 2004, and at the end of each six-month period thereafter. The New Note is with full recourse to Blake Capital Partners, which has minimal assets, other than 350,000 shares of the Company’s common stock and 175,000 shares of VioQuest Pharmaceuticals, Inc., all of which, along with 150,000 shares of the Company’s common stock and 75,000 shares of VioQuest Pharmaceuticals, Inc. owned by Mr. Mills, have been held by the Company as collateral for the New Note. The Amended and Restated Security Agreement, unlike the original Security Agreement, does not require us, or permit Blake Capital Partners or Mr. Mills, to cancel the shares of the Company’s common stock held as collateral as full payment of the loan, or require us to apply the value of those cancelled shares at $2.50 per share against the principal balance of the amounts due. In addition, Mr. Mills has personally guaranteed the repayment of the New Note.

Other financial obligations of Mr. Mills have impaired his ability to fulfill his obligations as a guarantor of the New Note. For the year ended December 31, 2004, we established a reserve of $250,000 against the Note. The reserve was established based upon the Company’s estimate of the collectibility of the note receivable. The Company increased the reserve by $500,000, for a total reserve of $750,000, against the note receivable during the six months ended June 30, 2006 based upon the Company’s estimate of the collectibility of the note receivable at that time. Blake was current in the payment of interest through the payment due March 1, 2006. The payment due September 1, 2006, however, was not made, and we have been informed by Mr. Mills that no payment can be expected in the foreseeable future. As of December 31, 2006, as a result of the non-payment of interest and other information received from Mr. Mills, we booked an additional reserve of $536,000 against the note receivable and wrote-off the interest receivable through June 30, 2006 of $48,000, bringing the net of the note receivable less the reserve down to $210,000 and as of March 31, 2007 adjusted the net book value of the note to $238,750, the approximate value of the collateral securing the Note. We have foreclosed on, and on April 23, 2007, cancelled the 500,000 shares of the Company’s common stock held as collateral, and are exploring our opportunities to obtain proceeds from the value of the VioQuest Pharmaceuticals, Inc. common stock.

Cash provided by operations was $247,000 for the three months ended March 31, 2007 compared with cash used in operations of $231,000 for the three months ended March 31, 2006. For the three months ended March 31, 2007 the positive cash flow from operations was primarily the result of a decrease in accounts receivable and prepaid expenses, partially offset by a decrease in accounts payable and accrued expenses and a decrease in billings in excess of costs and estimated earnings on uncompleted contracts. For the three months ended March 31, 2006 the negative cash flow from operations was primarily the result of an increase in accounts receivable, partially offset by our net income and a decrease in prepaid expenses and other current assets.

Net investing activities used $54,000 of cash in the three months ended March 31, 2007 and used $42,000 of cash in the three months ended March 31, 2006. For the three months ended March 31, 2007 and 2006, we used cash of $56,000 and $50,000, respectively, for capital expenditures, primarily at our subsidiary, Metalclad Insulation Corporation. During the three months ended March 31, 2007 and 2006, cash of $3,000 and $8,000, respectively, was provided by proceeds from sales of assets.

Cash provided by financing activities totaled $23,000 for the three months ended March 31, 2007 compared with cash provided by financing activities of $258,000 for the comparable period in 2006. Proceeds from long-term debt provided $54,000 of cash during the three months ended March 31, 2007. During the three months ended March 31, 2006, cash was provided by the note payable to bank, proceeds from a note to a related party and from long-term debt. During the three months ended March 31, 2006, we used cash for payments on our convertible note payable, and payments on our mortgage payable. Payments on long-term borrowings used $31,000 and $28,000 of cash in the three months ended March 31, 2007 and 2006, respectively.

Our subsidiary, Metalclad Insulation Corporation, continues to be engaged in lawsuits involving asbestos-related injury or potential injury claims. The 232 claims made in 2006 were down from the 725, 590, 351, 265 and 199 claims made in 2001, 2002, 2003, 2004 and 2005, respectively. There were 37 new claims made in the first three months of 2007, compared to 68 in the first three months of 2006, and 66 cases resolved in the first three months of 2007, compared to 82 cases resolved in the first three months of 2006. There were 375 cases pending at March 31, 2007 and 404 claims pending at December 31, 2006. The average indemnity paid on all resolved claims has fluctuated over the past six-year period ended December 31, 2006 from a high of $26,520 in 2001, to a low of $14,504 in 2006, with an average indemnity payment of $19,131 over the same six-year period. These claims are currently defended and covered by insurance. We have projected that our future liability for currently outstanding and estimated future asbestos-related claims was approximately $35,000,000 and $43,000,000, at December 31, 2005 and December 31, 2006, respectively.

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

As of December 31, 2006, we projected that approximately 186 new asbestos-related claims would be commenced, and approximately 237 cases would be resolved, in 2007, resulting in an estimated 353 cases pending at December 31, 2007. Although the actual number of claims made in the first quarter of 2007 was 37, slightly less than we anticipated, we do not believe the difference is significant enough to re-evaluate our estimate of 186 new cases in 2007. Since we projected that an aggregate of 924 new cases would be commenced after December 31, 2006, and that 186 of these cases would be commenced in 2007, we estimated that an aggregate of 738 new cases would be commenced after December 31, 2007. Accordingly, the cases pending and projected to be commenced in the future at December 31, 2007, would be 1,091 cases. Multiplying 1,091 claims times the approximate average indemnity paid and defense costs incurred per resolved claim from 2002 through 2006 of $32,600, we estimated our liability for current and future asbestos-related claims at December 31, 2007 to be approximately $36,000,000. This amounts to a $7,000,000 reduction from the $43,000,000 liability we estimated as of December 31, 2006, or a $1,750,000 reduction per quarter, resulting in an estimated liability at March 31, 2007 of $41,250,000.

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

Although defense costs are included in our insurance coverage, we expended $220,000, $174,000, $304,000, $188,000, and $215,000 in 2002, 2003, 2004, 2005 and 2006, respectively, and $107,000 in the three months ended March 31, 2007, to administer the asbestos claims. These costs to administer the asbestos claims are generally not covered by insurance. These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies.

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

We have engaged legal counsel to review all of our known insurance policies, and to provide us with the amount of coverage which such counsel believes to be probable under those policies for current and future asbestos-related injury claims against us. Such legal counsel has provided us with its opinion of the minimum probable insurance coverage available to satisfy asbestos-related injury claims, which exceeds our estimated $41 million and $43 million future liability for such claims as of March 31, 2007 and December 31, 2006, respectively. Accordingly, we have included $41,250,000 and $43,000,000 of such insurance coverage receivable as an asset on our March 31, 2007 and December 31, 2006 balance sheets, respectively.

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

The Company projects that cash flow generated through the operation of its subsidiary, Metalclad Insulation Corporation, and the Company’s net cash assets as of March 31, 2007 will be sufficient to meet the Company’s cash requirements for at least the next twelve months.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our annual report for the year ended December 31, 2006. The accounting policies used in preparing our interim 2007 consolidated condensed financial statements are the same as those described in our annual report.

Our critical accounting policies are those both having the most impact to the reporting of our financial condition and results, and requiring significant judgments and estimates. Our critical accounting policies include those related to (a) revenue recognition, (b) investments in unconsolidated affiliates, (c) allowances for uncollectible notes and accounts receivable, (d) judgments and estimates used in determining the need for an accrual, and the amount, of our asbestos liability, and (e) evaluation and estimates of our probable insurance coverage for asbestos-related claims. Revenue recognition for fixed price insulation installation and asbestos abatement contracts are accounted for by the percentage-of-completion method, wherein costs and estimated earnings are included in revenues as the work is performed. If a loss on a fixed price contract is indicated, the entire amount of the estimated loss is accrued when known. Revenue recognition on time and material contracts is recognized based upon the amount of work performed. We have made investments in privately-held companies, which can still be considered to be in the startup or development stages. The investments at less than 20% of ownership are initially recorded at cost and the carrying value is evaluated quarterly. We monitor these investments for impairment and make appropriate reductions in carrying values if we determine an impairment charge is required based primarily on the financial condition and near-term prospects of these companies. These investments are inherently risky, as the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. Notes and accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on our evaluation of the financial condition of the noteholder or customer. Future changes in the financial condition of a note payee or customer may require an adjustment to the allowance for uncollectible notes and accounts receivable. We have estimated the probable amount of future claims related to our asbestos liability and the probable amount of insurance coverage related to those claims. We offset proceeds received from our insurance carriers resulting from claims of personal injury allegedly related to asbestos exposure against the payment issued to the plaintiff. The cash from the insurance company goes directly to the plaintiff, so we never have access to this cash. We never have control over any of the funds the insurance company issues to the plaintiff. Once a claim is settled, payment of the claim is normally made by the insurance carrier or carriers within 30 to 60 days. Changes in any of the judgments and estimates could have a material impact on our financial condition and results of operations.

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), "The Fair Value Option for Financial Assets and Financial Liabilities".  SFAS 159 permits entities to choose to measure certain financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The company is presently determining whether to adopt SFAS 159, and presently believes that if adopted, the impact on the Company's financial position and results of operations would not be material.

Item 3. Controls and Procedures

We carried out an evaluation, with the participation of our chief executive and chief financial officers, of the effectiveness, as of March 31, 2007, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, made at the end of the period, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure, and that there has been no change in such internal control, or other factors which could significantly affect such controls including any corrective actions with regard to significant deficiencies or material weaknesses, since our evaluation.

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

In addition, our management with the participation of our principal executive officer and principal financial officer or persons performing similar functions has determined that no change in our internal control over financing reporting occurred during the quarter ended March 31, 2007 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

The number of asbestos-related cases which have been initiated naming us (primarily our subsidiary, Metalclad Insulation Corporation) as a defendant had increased from approximately 254 in 1999 to 527 in 2000 and 725 in 2001. The number of cases filed decreased after 2001 to 590 in 2002, to 351 in 2003, to 265 in 2004 and to 199 in 2005, but increased in 2006 to 232. At December 31, 2001, 2002, 2003, 2004, 2005 and 2006, there were, respectively, approximately 1,009, 988, 853, 710, 507 and 404 cases pending. Of the decrease from 710 cases pending at December 31, 2004 to 507 cases pending at December 31, 2005, were 80 cases which had been previously counted in error, so that the actual decrease for the year ended December 31, 2005 was 123 cases. There were 37 new claims made in the first three months of 2007, compared to 68 in the first three months of 2006. There were 375 cases pending at March 31, 2007. These claims are currently defended and covered by insurance.

Set forth below is a table for the years ended December 31, 2003, 2004, 2005 and 2006 and the three months ended March 31, 2007, which sets forth for each such period the approximate number of asbestos-related cases filed, the number of such cases resolved by dismissal or by trial, the number of such cases resolved by settlement, the total number of resolved cases, the number of filed cases pending at the end of such period, the total indemnity paid on all resolved cases, the average indemnity paid on all settled cases and the average indemnity paid on all resolved cases:

	2003	2004	2005(2)	2006	Three Months Ended March 31, 2007
New cases filed	351	265	199	232	37
Defense Judgments and dismissals	311	311	294	253	47
Settled cases	175	97	108	82	19
Total resolved cases (1)	486	408	402(2)	335	66
Pending cases (1)	853	710	507(3)	404	375
Total indemnity payments	$10,618,700	$6,366,750	$8,513,750	$4,858,750	$317,500
Average indemnity paid on settled cases	$60,678	$65,637	$78,831	$59,253	$16,711
Average indemnity paid on all resolved cases	$21,849	$15,605	$21,178(2)	$14,504	$4,811

(1)	Total resolved cases includes, and the number of pending cases excludes, cases which have been settled but which have not been closed for lack of final documentation or payment.

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

As of December 31, 2006, we projected that approximately 186 new asbestos-related claims would be commenced, and approximately 237 cases would be resolved, in 2007, resulting in an estimated 353 cases pending at December 31, 2007. Although the actual number of claims made in the first quarter of 2007 was 37, slightly less than we anticipated, we do not believe the difference is significant enough to re-evaluate our estimate of 186 new cases in 2007. Since we projected that an aggregate of 924 new cases would be commenced after December 31, 2006, and that 186 of these cases would be commenced in 2007, we estimated that an aggregate of 738 new cases would be commenced after December 31, 2007. Accordingly, the cases pending and projected to be commenced in the future at December 31, 2007, would be 1,091 cases. Multiplying 1,091 claims times the approximate average indemnity paid and defense costs incurred per resolved claim from 2002 through 2006 of $32,600, we estimated our liability for current and future asbestos-related claims at December 31, 2007 to be approximately $36,000,000. This amounts to a $7,000,000 reduction from the $43,000,000 liability we estimated as of December 31, 2006, or a $1,750,000 reduction per quarter, resulting in an estimated liability at March 31, 2007 of $41,250,000.

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

Although defense costs are included in our insurance coverage, we expended $220,000, $174,000, $304,000, $188,000, and $215,000 in 2002, 2003, 2004, 2005 and 2006, respectively, and $107,000 in the three months ended March 31, 2006, to administer the asbestos claims. These costs to administer the asbestos claims are generally not covered by insurance. These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies.

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

ENTRX CORPORATION

Date: May 11, 2007	By:	/s/ Peter L. Hauser
Peter L. Hauser Chief Executive Officer

Date: May 11, 2007	By:	/s/ Brian D. Niebur
Brian D. Niebur Chief Financial Officer (Principal Accounting Officer)