Form 10QSB
period 2007-06-30
ENTRX CORP
filed 2007-08-09
CIK 13547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Yes ☐ No ☒

As of August 6, 2007, the registrant had 7,616,147 shares outstanding of its Common Stock, $.10 par value.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ENTRX CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Consolidated Balance Sheets at June 30, 2007 (unaudited) and December 31, 2006 (audited)	1

Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2007 and 2006 (unaudited)	2

Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006 (unaudited)	3

Notes to Consolidated Financial Statements (unaudited)	4

Item 2. Management's Discussion and Analysis or Plan of Operation	7

Item 3. Controls and Procedures	14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 6. Exhibits	18

SIGNATURES	19

References to “we”, “us”, “our”, “the registrant” and “the Company” in this quarterly report on Form 10-QSB shall mean or refer to Entrx Corporation and its consolidated subsidiary, Metalclad Insulation Corporation, unless the context in which those words are used would indicate a different meaning.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,987,562	$1,607,580
Available-for-sale securities	1,035,323	99,094
Accounts receivable, less allowance for doubtful accounts of $15,000 as of June 30, 2007 and December 31, 2006	3,857,715	4,052,823
Costs and estimated earnings in excess of billings on uncompleted contracts	416,805	364,981
Inventories	106,226	27,763
Prepaid expenses and other current assets	65,625	191,309
Insurance claims receivable	7,500,000	8,000,000
Shareholder note receivable, net of allowance of $1,286,000 as of June 30, 2007 and December 31, 2006	95,000	210,000
Other receivables	346,532	374,175
Total current assets	15,410,788	14,927,725

Property, plant and equipment, net	327,350	331,041
Investments in unconsolidated affiliates	450,000	1,206,889
Insurance claims receivable	32,000,000	35,000,000
Other assets	201,560	201,560
	$48,389,698	$51,667,215

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$91,166	$89,327
Accounts payable	1,007,425	946,417
Accrued expenses	1,165,430	1,486,082
Reserve for asbestos liability claims	7,500,000	8,000,000
Billings in excess of costs and estimated earnings on uncompleted contracts	161,236	106,353
Total current liabilities	9,925,257	10,628,179

Long-term debt, less current portion	92,485	67,762
Reserve for asbestos liability claims	32,000,000	35,000,000
Total liabilities	42,017,742	45,695,941

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $1; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.10; 80,000,000 shares authorized; 7,616,147 issued and outstanding at June 30, 2007 and 8,455,947 and 8,001,147 issued and outstanding, respectively, at December 31, 2006	807,095	845,595
Additional paid-in capital	69,821,881	70,260,746
Less treasury stock at cost, 454,800 shares at December 31, 2006	-	(380,765)
Accumulated deficit	(64,436,360)	(64,754,302)
Accumulated other comprehensive gain	179,340	-
Total shareholders’ equity	6,371,956	5,971,274
	$48,389,698	$51,667,215

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Contract revenues	$5,563,307	$3,696,901	$10,033,941	$8,973,826

Contract costs and expenses	4,586,544	3,179,955	8,404,013	7,669,165

Gross margin	976,763	516,946	1,629,928	1,304,661

Operating expenses:
Selling, general and administrative	636,828	555,761	1,336,122	1,122,181
Change in allowance on shareholder note receivable	28,750	500,000	-	500,000
Gain on disposal of property, plant and equipment	(121)	(1,985)	(2,921)	(2,852)
Total operating expenses	665,457	1,053,776	1,333,201	1,619,329

Operating income (loss)	311,306	(536,830)	296,727	(314,668)

Interest income	15,161	43,913	29,689	76,704
Interest expense	(3,335)	(25,378)	(8,474)	(99,222)
Gain on sale of building, land and building improvements	-	1,724,980	-	1,724,980
Other income - settlement	-	925,000	-	925,000

Net income	323,132	2,131,685	317,942	2,312,794

Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale securities	122,723	(9,528)	179,340	9,528

Comprehensive income	$445,855	$2,122,157	$497,282	$2,322,322

Weighted average number of common shares — basic and diluted	7,627,136	7,964,334	7,827,722	7,957,777

Net income per share of common stock — basic and diluted	$0.04	$0.27	$0.04	$0.29

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2007	2006
	(unaudited)

Cash flows from operating activities:
Net income	$317,942	$2,312,794
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95,252	90,491
Gain on disposal of property, plant and equipment	(2,921)	(1,727,832)
Net interest income recorded on shareholder note receivable	-	(5,002)
Common stock issued for services	18,400	8,000
Allowance on shareholder note receivable	-	500,000
Changes in operating assets and liabilities:
Accounts receivable	195,108	246,397
Costs and estimated earnings in excess of billings on uncompleted contracts	(51,824)	(413,256)
Inventories	(78,463)	47,310
Prepaid expenses and other current assets	125,684	194,205
Other receivables	27,643	(177,612)
Accounts payable and accrued expenses	(259,644)	(630,544)
Billings in excess of costs and estimated earnings on uncompleted contracts	54,883	(65,542)
Net cash provided by operating activities	442,060	379,409

Cash flows from investing activities:
Capital expenditures	(121,440)	(91,657)
Proceeds from sale of property, plant and equipment, net of expenses	32,800	3,724,427
Net cash (used in) provided by investing activities	(88,640)	3,632,770

Cash flows from financing activities:
Proceeds from long-term debt	84,033	72,495
Payments on long-term debt	(57,471)	(57,052)
Payments on note payable to bank	-	(775,000)
Payments on note payable	-	(554,969)
Payments on mortgage payable	-	(1,500,678)
Net cash provided by (used in) financing activities	26,562	(2,815,204)

Increase in cash and cash equivalents	379,982	1,196,975
Cash and cash equivalents at beginning of period	1,607,580	413,395
Cash and cash equivalents at end of period	$1,987,562	$1,610,370

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2007 and 2006
(Unaudited)

1. The accompanying unaudited consolidated financial statements of Entrx Corporation and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management all adjustments, consisting of normal recurring items, necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

2. The income per share amounts for the three and six months ended June 30, 2007 and 2006, were computed by dividing the net income by the weighted average shares outstanding during the applicable period. Dilutive common equivalent shares have not been included in the computation of diluted income per share because their inclusion would be antidilutive.

All stock options and warrants were anti-dilutive for the three and six months ended June 30, 2007 and 2006 because their respective exercise prices were greater than the average market price of the common stock.

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

	Aggregate fair	Gross unrealized	Gross unrealized
	value	gains	losses	Cost
Available for sale securities -
June 30, 2007	$1,035,323	$206,020	$(26,680)	$855,983
Available for sale securities -
December 31, 2006	$99,094	$-	$-	$99,094

The Company's net unrealized holding gain (loss) was $122,723 and $(9,528) for the three months ended June 30, 2007 and 2006, respectively and $179,340 and $9,528 for the six months ended June 30, 2007 and 2006, respectively.

On an ongoing basis, the Company evaluates its investments in available-for-sale securities to determine if a decline in fair value is other-than-temporary. When a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. Based on the investment and volatility of common stock in a publicly-traded company and the ability and the intent of the Company to hold the investment until a recovery of fair value, the Company believes that the cost of the investment that currently has a gross unrealized loss is recoverable within a reasonable period of time. The Company also reviewed the stock price history of the investment and noted that for approximately 87% of the trading days in 2006 and for approximately 39% of the trading days from January 1, 2007 through June 30, 2007, the investment’s stock price was greater than or equal to the Company’s cost basis in the investment. Therefore, the impairment was not considered other-than-temporary at June 30, 2007.

The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2007.

	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable equity securities	$72,414	$(26,680)	$-	$-	$72,414	$(26,680)
Total	$72,414	$(26,680)	$-	$-	$72,414	$(26,680)

The Company also has minority investments in privately held companies. These investments are included in investments in unconsolidated affiliates on the Consolidated Balance Sheets and are carried at cost unless the fair value of the investment below the cost basis is judged to be other-than-temporary. The Company monitors these investments for impairment and makes appropriate reductions in carrying values. At June 30, 2007, the Company’s investments in unconsolidated affiliates consisted of an investment in Catalytic Solutions, Inc. valued at $450,000. At December 31, 2006, the Company’s investments in unconsolidated affiliates consisted of an investment in Catalytic Solutions, Inc. valued at $450,000 and an investment in Clearwire Corporation valued at $756,889. The Company’s investment in Clearwire Corporation was reclassified to available-for-sale securities upon Clearwire’s initial public offering in the first quarter of 2007. The Company did not record any impairment for the three and six months ended June 30, 2007.

4. Inventories, which consist principally of insulation products and related materials, are stated at the lower of cost (determined on the first-in, first-out method) or market.

5. Blake Capital Partners, LLC was current in the payment of interest on the shareholder note receivable through the payment due March 1, 2006. The payment due September 1, 2006, however, was not made, and we have been informed by Mr. Mills, the principal of Blake Capital Partners and guarantor on the note, that no payment can be expected in the foreseeable future. As of December 31, 2006, as a result of the non-payment of interest and other information received from Mr. Mills, we had booked reserves of $1,286,000 against the note receivable and wrote-off the interest receivable through June 30, 2006 of $48,000, bringing the net of the note receivable less the reserve down to $210,000, the approximate value of the collateral securing the Note. The Company has canceled the 500,000 shares of the Company’s common stock that were pledged as collateral on the note and applied the value of the stock, $115,000 based upon the closing price of the Company’s common stock on March 19, 2007, against the outstanding note receivable balance. The Company is exploring its opportunities to obtain proceeds from the sale of the VioQuest Pharmaceuticals, Inc. common stock, also pledged as collateral on the note. As such, the Company adjusted the carrying value of the note receivable to the approximate value of the collateral securing the note at June 30, 2007.

6. Accrued expenses consist of the following:

	June 30, 2007	December 31, 2006
Wages, bonuses and payroll taxes	$209,317	$374,449
Union dues	188,537	261,022
Accounting and legal fees	52,000	31,877
Insurance	53,804	158,094
Insurance settlement reserve	375,000	375,000
Inventory purchases	-	55,133
Other	286,772	230,507
	$1,165,430	$1,486,082

7. As more fully described in our Annual Report on Form 10-KSB for the year ended December 31, 2006, the Company has granted stock options over the years to employees and directors under various stockholder approved stock option plans. At June 30, 2007, 2,191,630 stock options are outstanding. No stock options were granted during the first half of 2007.

8. Sales for the three and six months ended June 30, 2007 to i) Jacobs Field Services North America, Inc. were approximately $714,000 and $1,411,000, representing 12.8% and 14.1% of total revenues, respectively ii) ARB, Inc. were approximately $717,000 and $717,000, representing 12.9% and 7.2% of total revenues, respectively and iii) Matrix Service, Inc. were approximately $676,000 and $2,021,000, representing 12.1% and 20.1% of total revenues, respectively. Sales for the three and six months ended June 30, 2006 to i) Southern California Edison Company (“SCE”) under the strategic alliance program with Curtom-Metalclad were approximately $284,000 and $1,465,000, representing 7.7% and 16.3% of total revenues, respectively, ii) JE Merit Constructors, Inc. were approximately $718,000 and $1,254,000, representing 19.4% and 14.0% of total revenues, respectively, and iii) Cleveland Wrecking Company were approximately $793,000 and $1,325,000, representing 21.5% and 14.8% of total revenues, respectively. Accounts receivable from ARB, Inc. was approximately $745,000, and accounts receivable from NRG Energy, Inc. was approximately $476,000, representing in each case 19.3% and 12.3% of total accounts receivable, respectively, as of June 30, 2007. Accounts receivable from NRG was approximately $571,000 at December 31, 2006 and accounts receivable from JE Merit Constructors, Inc. was approximately $855,000.

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

11. Our subsidiary, Metalclad Insulation Corporation, continues to be engaged in lawsuits involving asbestos-related injury or potential injury claims. The number of asbestos-related cases which have been initiated naming us (primarily our subsidiary, Metalclad Insulation Corporation) as a defendant had increased from approximately 254 in 1999 to 527 in 2000 and 725 in 2001. The number of cases filed decreased after 2001 to 590 in 2002, to 351 in 2003, to 265 in 2004 and to 199 in 2005. The number of cases filed increased to 232 in 2006. At December 31, 2001, 2002, 2003, 2004, 2005 and 2006, there were, respectively, approximately 1,009, 988, 853, 710, 507 and 404 cases pending. There were 89 new claims made in the first six months of 2007, compared to 123 in the first six months of 2006. There were 265 cases pending at June 30, 2007. These claims are currently defended and covered by insurance.

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

Based on the trend of reducing asbestos-related injury claims made against the Company over the past four calendar years, we projected in our Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2006 that approximately 924 asbestos-related injury claims will be made against the Company after December 31, 2006. The 924, in addition to the 404 claims existing as of December 31, 2006, totaled 1,328 current and future claims. Multiplying the average indemnity per resolved claim over the past six years of $19,131, times 1,328, we projected the probable future indemnity to be paid on those claims after December 31, 2006 to be equal to approximately $25 million. In addition, multiplying an estimated cost of defense per resolved claim of approximately $13,500 times 1,328, we projected the probable future defense costs to equal approximately $18 million. Accordingly, our total estimated future asbestos-related liability at December 31, 2006 was $43 million.

As of December 31, 2006, we projected that approximately 186 new asbestos-related claims would be commenced, and approximately 237 cases would be resolved, in 2007, resulting in an estimated 353 cases pending at December 31, 2007. Since we projected that an aggregate of 924 new cases would be commenced after December 31, 2006, and that 186 of these cases would be commenced in 2007, we estimated that an aggregate of 738 new cases would be commenced after December 31, 2007. Accordingly, the cases pending and projected to be commenced in the future at December 31, 2007, would be 1,091 cases. Multiplying 1,091 claims times the approximate average indemnity paid and defense costs incurred per resolved claim from 2002 through 2006 of $32,600, we estimated our liability for current and future asbestos-related claims at December 31, 2007 to be approximately $36,000,000. This amounts to a $7,000,000 reduction from the $43,000,000 liability we estimated as of December 31, 2006, or a $1,750,000 reduction per quarter, resulting in an estimated liability at June 30, 2007 of $39,500,000.

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

Although defense costs are included in our insurance coverage, we expended $220,000, $174,000, $304,000, $188,000, and $215,000 in 2002, 2003, 2004, 2005 and 2006, respectively, and $66,000 and $173,000 in the three and six months ended June 30, 2007, respectively to administer the asbestos claims. These costs to administer the asbestos claims are generally not covered by insurance. These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies.

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

We have engaged legal counsel to review all of our known insurance policies, and to provide us with the amount of coverage which such counsel believes to be probable under those policies for current and future asbestos-related injury claims against us. Such legal counsel has provided us with its opinion of the minimum probable insurance coverage available to satisfy asbestos-related injury claims, which exceeds our estimated $39.5 million and $43 million future liability for such claims as of June 30, 2007 and December 31, 2006, respectively. Accordingly, we have included $39,500,000 and $43,000,000 of such insurance coverage receivable as an asset on our June 30, 2007 and December 31, 2006 balance sheets, respectively.

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

12. Supplemental disclosures of cash flow information:

Cash paid for interest was $8,474 and $102,566 for the six months ended June 30, 2007 and 2006, respectively.

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

Results of Operations: Three and Six Months Ended June 30, 2007 and 2006

Revenue

Revenue for the three months ended June 30, 2007 was $5,563,000, an increase of 50.5% as compared to $3,697,000 for the three months ended June 30, 2006. Revenue for the six months ended June 30, 2007 was $10,034,000, an increase of 11.8% as compared to $8,974,000 for the six months ended June 30, 2006. Revenues increased during the three and six months ended June 30, 2007 as compared with the three and six months ended June 30, 2006 primarily as result of the Company obtaining new maintenance contracts, and hiring additional project managers which has allowed the Company to bid on more projects in 2007 and ultimately increased the number of jobs in which we were the winning bidder.

Cost of Revenue and Gross Margin

Cost of revenue was $4,587,000 for the three months ended June 30, 2007, as compared to $3,180,000 for the three months ended June 30, 2006. Cost of revenue was $8,404,000 for the six months ended June 30, 2007, as compared to $7,669,000 for the six months ended June 30, 2006. The gross margin percentage was approximately 17.6% for the three months ended June 30, 2007 as compared to 14.0% for the three months ended June 30, 2006. The gross margin percentage was approximately 16.2% for the six months ended June 30, 2007 as compared to 14.5% for the six months ended June 30, 2006. The increase in the gross margin percentage during the three and six months ended June 30, 2007 as compared with the three and six months ended June 30, 2006 is primarily the result of lower rates on our workers compensation insurance.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended June 30, 2007 were $637,000 as compared to $556,000 for the comparable period ended June 30, 2006, an increase of 14.6%. Selling, general and administrative expenses for the six months ended June 30, 2007 were $1,336,000 as compared to $1,122,000 for the comparable period ended June 30, 2006, an increase of 19.1%. The increase for the three and six months ended June 30, 2007 as compared to the three and six months ended June 30, 2006 was primarily due to increases in payroll and auto expenses. The increase in payroll expense was primarily due to increase in the number of project managers at the Company and the increase in auto expense was primarily due to an increase in gas costs. For the three months ended June 30, 2007, the overall increase in selling, general and administrative costs was partially offset by a decrease in legal expenses.

Change in Allowance on Shareholder Note Receivable

For the year ended December 31, 2004, we established a reserve of $250,000 against the note receivable from Blake Capital Partners, LLC (“Blake”). The reserve was established based upon the Company’s estimate of the collectibility of the note receivable. The Company increased the reserve by $500,000, for a total reserve of $750,000, against the note receivable during the three months ended June 30, 2006 based upon the Company’s estimate of the collectibility of the note receivable at that time. As of December 31, 2006, as a result of the non-payment of interest and other information received from Mr. Mills, we had booked reserves of $1,286,000 against the note receivable and wrote-off the interest receivable through June 30, 2006 of $48,000, bringing the net of the note receivable less the reserve down to $210,000, the approximate value of the collateral securing the Note. The Company has canceled the 500,000 shares of the Company’s common stock that were pledged as collateral on the note and applied the value of the stock, $115,000 against the outstanding note receivable balance. The Company is exploring its opportunities to obtain proceeds from the sale of the VioQuest Pharmaceuticals, Inc. common stock, also pledged as collateral on the note. As such, the Company adjusted the carrying value of the note receivable to the approximate value of the collateral securing the note at June 30, 2007.

Gain on Disposal of Property, Plant and Equipment

Gain on the disposal of property plant and equipment was $0 and $2,000 for the three months ended June 30, 2007 and 2006, respectively. Gain on the disposal of property plant and equipment was $3,000 for both the six months ended June 30, 2007 and 2006.

Interest Income and Expense

Net interest income for the three months ended June 30, 2007 was $12,000 as compared to net interest income of $19,000 for the three months ended June 30, 2006 and net interest income for the six months ended June 30, 2007 was $21,000 as compared to net interest expense of $23,000 for the six months ended June 30, 2006, primarily due to a decrease in the average balance, as well as no amortization of the original issue discount, of the note with Pandora Select Partners L.P., and no interest on the line of credit and mortgage with Far East National Bank during the three and six months ended June 30, 2007. During the three and six months ended June 30, 2007, the Company did not record any interest income on the note receivable from Blake Capital Partners, LLC.

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

Net Income

We had net income of $323,000 for the three months ended June 30, 2007 as compared to net income of $2,132,000 for the three months ended June 30, 2006. We had net income of $318,000 for the six months ended June 30, 2007 as compared to net income of $2,313,000 for the six months ended June 30, 2006. The net income for the three and six months ended June 30, 2006 was primarily due to the gain on the sale of our facilities in Anaheim, California and our settlement with Ventana Global Environmental Organizational Partnership, L.P. and North America Environmental Fund, L.P., partially offset by the increase in our reserve on the note receivable from Blake.

Liquidity and Capital Resources

As of June 30, 2007, we had $1,988,000 in cash and cash equivalents and $1,035,000 in available-for-sale securities. The Company had working capital of $5,486,000 as of June 30, 2007. We own 190,566 shares of the common stock of VioQuest Pharmaceuticals, Inc., the common stock of which is publicly traded on the NASD Bulletin Board under the symbol “VQPH”. Of the 190,566 shares, 75,000 shares are subject to options exercisable by two current and one former member of our Board of Directors at $1.25 per share. We also own 39,415 shares of Clearwire Corporation’s common stock (NASDAQ: CLWR). The Company has signed a lock-up agreement whereby it has agreed not to sell the common stock of Clearwire Corporation acquired through the exercise of the warrant until September 4, 2007.

In an effort to increase shareholder value and to diversify from our insulation services business, we have made equity investments in Catalytic Solutions, Inc., that is not in the insulation services business and which we believed had the ability to provide acceptable return on our investment. We currently have an investment in Catalytic Solutions, Inc. which we value at $450,000. This company is in the early stages of its business development. Our investments represent less than 5% ownership and represent approximately 0.9% and 0.8% of the Company’s total assets at June 30, 2007 and December 31, 2006, respectively. Catalytic Solutions, Inc. manufactures and delivers proprietary technology that improves the performance and reduces the cost of catalytic converters. Catalytic Solutions, Inc. has successfully applied for the admission of all of their outstanding shares of stock to the AIM market in London, England.

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

Other financial obligations of Mr. Mills have impaired his ability to fulfill his obligations as a guarantor of the New Note. For the year ended December 31, 2004, we established a reserve of $250,000 against the Note. The reserve was established based upon the Company’s estimate of the collectibility of the note receivable. The Company increased the reserve by $500,000, for a total reserve of $750,000, against the note receivable during the six months ended June 30, 2006 based upon the Company’s estimate of the collectibility of the note receivable at that time. Blake was current in the payment of interest through the payment due March 1, 2006. The payment due September 1, 2006, however, was not made, and we have been informed by Mr. Mills that no payment can be expected in the foreseeable future. As of December 31, 2006, as a result of the non-payment of interest and other information received from Mr. Mills, we booked an additional reserve of $536,000 against the note receivable and wrote-off the interest receivable through June 30, 2006 of $48,000, bringing the net of the note receivable less the reserve down to $210,000 and as of June 30, 2007 adjusted the net book value of the note to $238,750, the approximate value of the collateral securing the Note. The Company has canceled the 500,000 shares of the Company’s common stock that were pledged as collateral on the note and applied the value of the stock, $115,000 against the outstanding note receivable balance. The Company is exploring its opportunities to obtain proceeds from the sale of the VioQuest Pharmaceuticals, Inc. common stock, also pledged as collateral on the note.

Cash provided by operations was $442,000 for the six months ended June 30, 2007 compared with cash provided by operations of $379,000 for the six months ended June 30, 2006. For the six months ended June 30, 2007 the positive cash flow from operations was primarily the result of a our net income and a decrease in accounts receivable and prepaid expenses, partially offset by a decrease in accounts payable and accrued expenses and an increase in inventories. For the six months ended June 30, 2006 the positive cash flow from operations was primarily the result of our net income, and a decrease in accounts receivable, partially offset by a decrease in accounts payable and accrued expenses and an increase in other receivables and costs and estimated earnings in excess of billings on uncompleted contracts.

Net investing activities used $89,000 of cash in the six months ended June 30, 2007 and provided $3,633,000 of cash in the six months ended June 30, 2006. For the six months ended June 30, 2007 and 2006, we used cash of $121,000 and $92,000, respectively, for capital expenditures, primarily at our subsidiary, Metalclad Insulation Corporation. During the six months ended June 30, 2007 cash of $33,000 was provided by proceeds from sales of assets. During the six months ended June 30, 2006, cash of $3,724,000 was provided by proceeds from sales of assets, primarily related to the sale of the Company’s facilities in Anaheim, California.

Cash provided by financing activities totaled $27,000 for the six months ended June 30, 2007 compared with cash used in financing activities of $2,815,000 for the comparable period in 2006. Proceeds from long-term debt provided $84,000 and $72,000 of cash during the six months ended June 30, 2007 and 2006, respectively. During the six months ended June 30, 2006, cash was used to repay the line of credit note payable to bank, the mortgage payable on the building we sold and the Company’s note to Pandora Select Partners L.P. Payments on long-term borrowings used $57,000 of cash in both the six months ended June 30, 2007 and 2006.

Our subsidiary, Metalclad Insulation Corporation, continues to be engaged in lawsuits involving asbestos-related injury or potential injury claims. The 232 claims made in 2006 were down from the 725, 590, 351, 265 and 199 claims made in 2001, 2002, 2003, 2004 and 2005, respectively. There were 89 new claims made in the first six months of 2007, compared to 123 in the first six months of 2006, and 228 cases resolved in the first six months of 2007, compared to 145 cases resolved in the first six months of 2006. There were 265 cases pending at June 30, 2007 and 404 claims pending at December 31, 2006. The average indemnity paid on all resolved claims has fluctuated over the past six-year period ended December 31, 2006 from a high of $26,520 in 2001, to a low of $14,504 in 2006, with an average indemnity payment of $19,131 over the same six-year period. These claims are currently defended and covered by insurance. We have projected that our future liability for currently outstanding and estimated future asbestos-related claims was approximately $43,000,000, at December 31, 2006.

As of December 31, 2006, we estimated that there will be 924 asbestos-related injury claims made against the Company after December 31, 2006. The 924, in addition to the 404 claims existing as of December 31, 2006, totaled 1,328 current and future claims. Multiplying the average indemnity per resolved claim over the past six years of $19,131, times 1,328, we projected the probable future indemnity to be paid on those claims after December 31, 2006 to be equal to approximately $25 million. In addition, multiplying an estimated cost of defense per resolved claim of approximately $13,500 times 1,328, we projected the probable future defense costs to equal approximately $18 million. Accordingly, our total estimated future asbestos-related liability at December 31, 2006 was $43 million.

As of December 31, 2006, we projected that approximately 186 new asbestos-related claims would be commenced, and approximately 237 cases would be resolved, in 2007, resulting in an estimated 353 cases pending at December 31, 2007. Although the actual number of claims made in the first half of 2007 was 89, slightly less than we anticipated, we do not believe the difference is significant enough to re-evaluate our estimate of 186 new cases in 2007. Since we projected that an aggregate of 924 new cases would be commenced after December 31, 2006, and that 186 of these cases would be commenced in 2007, we estimated that an aggregate of 738 new cases would be commenced after December 31, 2007. Accordingly, the cases pending and projected to be commenced in the future at December 31, 2007, would be 1,091 cases. Multiplying 1,091 claims times the approximate average indemnity paid and defense costs incurred per resolved claim from 2002 through 2006 of $32,600, we estimated our liability for current and future asbestos-related claims at December 31, 2007 to be approximately $36,000,000. This amounts to a $7,000,000 reduction from the $43,000,000 liability we estimated as of December 31, 2006, or a $1,750,000 reduction per quarter, resulting in an estimated liability at June 30, 2007 of $39,500,000.

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

Although defense costs are included in our insurance coverage, we expended $220,000, $174,000, $304,000, $188,000, and $215,000 in 2002, 2003, 2004, 2005 and 2006, respectively, and $66,000 and $173,000 in the three and six months ended June 30, 2007, to administer the asbestos claims. These costs to administer the asbestos claims are generally not covered by insurance. These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies.

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

We have engaged legal counsel to review all of our known insurance policies, and to provide us with the amount of coverage which such counsel believes to be probable under those policies for current and future asbestos-related injury claims against us. Such legal counsel has provided us with its opinion of the minimum probable insurance coverage available to satisfy asbestos-related injury claims, which exceeds our estimated $39.5 million and $43 million future liability for such claims as of June 30, 2007 and December 31, 2006, respectively. Accordingly, we have included $39,500,000 and $43,000,000 of such insurance coverage receivable as an asset on our June 30, 2007 and December 31, 2006 balance sheets, respectively.

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

The Company projects that cash flow generated through the operation of its subsidiary, Metalclad Insulation Corporation, and the Company’s net cash assets as of June 30, 2007 will be sufficient to meet the Company’s cash requirements for at least the next twelve months.

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

Effective January 1, 2007, the Company adopted FASB Interpretation (FIN) No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes”, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB SFAS No. 109 (SFAS 109), “Accounting for Income Taxes”, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition. The Company has determined that there is no impact on the financial results for the six months ended June 30, 2007.

Item 3. Controls and Procedures

We carried out an evaluation, with the participation of our chief executive and chief financial officers, of the effectiveness, as of June 30, 2007, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, made at the end of the period, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure, and that there has been no change in such internal control, or other factors which could significantly affect such controls including any corrective actions with regard to significant deficiencies or material weaknesses, since our evaluation.

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

In addition, our management with the participation of our principal executive officer and principal financial officer or persons performing similar functions has determined that no change in our internal control over financing reporting occurred during the quarter ended June 30, 2007 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

The number of asbestos-related cases which have been initiated naming us (primarily our subsidiary, Metalclad Insulation Corporation) as a defendant had increased from approximately 254 in 1999 to 527 in 2000 and 725 in 2001. The number of cases filed decreased after 2001 to 590 in 2002, to 351 in 2003, to 265 in 2004 and to 199 in 2005, but increased in 2006 to 232. At December 31, 2001, 2002, 2003, 2004, 2005 and 2006, there were, respectively, approximately 1,009, 988, 853, 710, 507 and 404 cases pending. There were 89 new claims made in the first six months of 2007, compared to 123 in the first six months of 2006. There were 265 cases pending at June 30, 2007. These claims are currently defended and covered by insurance.

Set forth below is a table for the years ended December 31, 2003, 2004, 2005 and 2006 and the six months ended June 30, 2007, which sets forth for each such period the approximate number of asbestos-related cases filed, the number of such cases resolved by dismissal or by trial, the number of such cases resolved by settlement, the total number of resolved cases, the number of filed cases pending at the end of such period, the total indemnity paid on all resolved cases, the average indemnity paid on all settled cases and the average indemnity paid on all resolved cases:

	2003	2004	2005(2)		2006	Six Months Ended June 30, 2007
New cases filed	351	265	199		232	89
Defense judgments and dismissals	311	311	294	(2)	253	193	(2)
Settled cases	175	97	108		82	35
Total resolved cases (1)	486	408	402	(3)	335	228	(2)
Pending cases (1)	853	710	507		404	265
Total indemnity payments	$10,618,700	$6,366,750	$8,513,750		$4,858,750	$3,278,000
Average indemnity paid on settled cases	$60,678	$65,637	$78,831		$59,253	$74,500
Average indemnity paid on all resolved cases	$21,849	$15,605	$21,178	(3)	$14,504	$14,377

(1)	Total resolved cases includes, and the number of pending cases excludes, cases which have been settled but which have not been closed for lack of final documentation or payment.

(2)
Of the decrease from 710 cases pending at December 31, 2004 to 507 cases pending at December 31, 2005, were 80 cases which had been previously counted in error and are included in “Defense judgments and dismissals” and “Total resolved cases”, so that the actual decrease over the year ended December 31, 2005 was 123 cases and of the decrease from 404 cases pending at December 31, 2006 to 265 cases pending at June 30, 2007, were 30 cases which had been previously counted in error and are included in “Defense judgments and dismissals” and “Total resolved cases”, so that the actual decrease for the six month period ended June 30, 2007 was 109 cases.

(3)
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

Based on the trend of reducing asbestos-related injury claims made against the Company over the past four calendar years, we projected in our Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2006 that approximately 924 asbestos-related injury claims will be made against the Company after December 31, 2006. The 924, in addition to the 404 claims existing as of December 31, 2006, totaled 1,328 current and future claims. Multiplying the average indemnity per resolved claim over the past six years of $19,131, times 1,328, we projected the probable future indemnity to be paid on those claims after December 31, 2006 to be equal to approximately $25 million. In addition, multiplying an estimated cost of defense per resolved claim of approximately $13,500 times 1,328, we projected the probable future defense costs to equal approximately $18 million. Accordingly, our total estimated future asbestos-related liability at December 31, 2006 was $43 million.

As of December 31, 2006, we projected that approximately 186 new asbestos-related claims would be commenced, and approximately 237 cases would be resolved, in 2007, resulting in an estimated 353 cases pending at December 31, 2007. Although the actual number of claims made in the first half of 2007 was 89, slightly less than we anticipated, we do not believe the difference is significant enough to re-evaluate our estimate of 186 new cases in 2007. Since we projected that an aggregate of 924 new cases would be commenced after December 31, 2006, and that 186 of these cases would be commenced in 2007, we estimated that an aggregate of 738 new cases would be commenced after December 31, 2007. Accordingly, the cases pending and projected to be commenced in the future at December 31, 2007, would be 1,091 cases. Multiplying 1,091 claims times the approximate average indemnity paid and defense costs incurred per resolved claim from 2002 through 2006 of $32,600, we estimated our liability for current and future asbestos-related claims at December 31, 2007 to be approximately $36,000,000. This amounts to a $7,000,000 reduction from the $43,000,000 liability we estimated as of December 31, 2006, or a $1,750,000 reduction per quarter, resulting in an estimated liability at June 30, 2007 of $39,500,000.

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

Although defense costs are included in our insurance coverage, we expended $220,000, $174,000, $304,000, $188,000, and $215,000 in 2002, 2003, 2004, 2005 and 2006, respectively, and $66,000 and $173,000 in the three and six months ended June 30, 2007, to administer the asbestos claims. These costs to administer the asbestos claims are generally not covered by insurance. These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies.

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

ENTRX CORPORATION

Date: August 9, 2007	By:	/s/ Peter L. Hauser
Peter L. Hauser Chief Executive Officer

Date: August 9, 2007	By:	/s/Brian D. Niebur
Brian D. Niebur Chief Financial Officer (Principal Accounting Officer)