Form 10QSB
period 2007-09-30
ENTRX CORP
filed 2007-11-07
CIK 13547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes ☐ No ☒

As of November 1, 2007, the registrant had 7,616,147 shares outstanding of its Common Stock, $.10 par value.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

ENTRX CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Consolidated Balance Sheets at September 30, 2007 (unaudited)
and December 31, 2006 (audited)	1

Consolidated Statements of Operations and Comprehensive Income for the
three and nine months ended September 30, 2007 and 2006 (unaudited)	2

Consolidated Statements of Cash Flows for the nine months ended
September 30, 2007 and 2006 (unaudited)	3

Notes to Consolidated Financial Statements (unaudited)	4

Item 2. Management's Discussion and Analysis or Plan of Operation	8

Item 3. Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 6. Exhibits	19

SIGNATURES	20

References to “we”, “us”, “our”, “the registrant” and “the Company” in this quarterly report on Form 10-QSB shall mean or refer to Entrx Corporation and its consolidated subsidiary, Metalclad Insulation Corporation, unless the context in which those words are used would indicate a different meaning.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,660,832	$1,607,580
Available-for-sale securities	1,020,472	99,094
Accounts receivable, less allowance for doubtful accounts of $75,000 and $15,000 as of September 30, 2007 and December 31, 2006, respectively	4,395,274	4,052,823
Costs and estimated earnings in excess of billings on uncompleted contracts	322,520	364,981
Inventories	162,199	27,763
Prepaid expenses and other current assets	390,062	191,309
Insurance claims receivable	7,250,000	8,000,000
Shareholder note receivable, net of allowance of $1,306,000 and $1,286,000 as of September 30, 2007 and December 31, 2006, respectively	75,000	210,000
Other receivables	280,569	374,175
Total current assets	15,556,928	14,927,725

Property, plant and equipment, net	363,376	331,041
Investments in unconsolidated affiliates	450,000	1,206,889
Insurance claims receivable	30,500,000	35,000,000
Other assets	201,560	201,560
	$47,071,864	$51,667,215

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$101,789	$89,327
Accounts payable	916,552	946,417
Accrued expenses	1,338,392	1,486,082
Reserve for asbestos liability claims	7,250,000	8,000,000
Billings in excess of costs and estimated earnings on uncompleted contracts	299,799	106,353
Total current liabilities	9,906,532	10,628,179

Long-term debt, less current portion	123,949	67,762
Reserve for asbestos liability claims	30,500,000	35,000,000
Total liabilities	40,530,481	45,695,941

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $1; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.10; 80,000,000 shares authorized; 7,616,147 issued and outstanding at September 30, 2007 and 8,455,947 and 8,001,147 issued and outstanding, respectively, at December 31, 2006	807,095	845,595
Additional paid-in capital	69,821,881	70,260,746
Less treasury stock at cost, 454,800 shares at December 31, 2006	-	(380,765)
Accumulated deficit	(64,252,082)	(64,754,302)
Accumulated other comprehensive gain	164,489	-
Total shareholders’ equity	6,541,383	5,971,274
	$47,071,864	$51,667,215

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Contract revenues	$4,823,053	$3,889,086	$14,856,994	$12,862,912

Contract costs and expenses	3,816,745	3,343,365	12,220,758	11,012,530

Gross margin	1,006,308	545,721	2,636,236	1,850,382

Operating expenses:
Selling, general and administrative	821,651	508,427	2,157,773	1,630,608
Change in allowance on shareholder note receivable	20,000	568,885	20,000	1,068,885
(Gain) loss on disposal of property, plant and equipment	(4,036)	1,790	(6,957)	(1,062)
Total operating expenses	837,615	1,079,102	2,170,816	2,698,431

Operating income (loss)	168,693	(533,381)	465,420	(848,049)

Interest income	16,520	15,707	46,209	92,411
Interest expense	(935)	(2,988)	(9,409)	(102,210)
Gain on sale of building, land and building improvements	-	-	-	1,724,980
Other income - settlement	-	100,000	-	1,025,000

Net income (loss)	184,278	(420,662)	502,220	1,892,132

Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale securities	(14,851)	(34,302)	164,489	(24,774)

Comprehensive income	$169,427	$(454,964)	$666,709	$1,867,358

Weighted average number of common shares — basic and diluted	7,616,147	8,001,147	7,756,422	7,972,392

Net income per share of common stock — basic and diluted	$0.02	$(0.05)	$0.06	$0.24

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2007	2006
	(unaudited)
Cash flows from operating activities:
Net income	$502,220	$1,892,132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	146,927	131,588
Gain on disposal of property, plant and equipment	(6,957)	(1,726,042)
Change in allowance for doubtful accounts	59,632	-
Net interest income recorded on shareholder note receivable	-	42,513
Common stock issued for services	18,400	8,000
Allowance on shareholder note receivable	20,000	1,021,370
Changes in operating assets and liabilities:
Accounts receivable	(402,083)	186,383
Costs and estimated earnings in excess of billings on uncompleted contracts	42,461	(516,864)
Inventories	(134,436)	59,176
Prepaid expenses and other current assets	(198,753)	(55,856)
Other receivables	93,606	204,352
Other assets	-	(150,000)
Accounts payable and accrued expenses	(177,555)	(553,300)
Billings in excess of costs and estimated earnings on uncompleted contracts	193,446	(111,614)
Net cash provided by operating activities	156,908	431,838

Cash flows from investing activities:
Capital expenditures	(211,105)	(139,107)
Proceeds from sale of property, plant and equipment, net of expenses	38,800	3,731,927
Net cash (used in) provided by investing activities	(172,305)	3,592,820

Cash flows from financing activities:
Proceeds from long-term debt	157,524	114,178
Payments on long-term debt	(88,875)	(82,728)
Payments on note payable to bank	-	(775,000)
Payments on note payable	-	(554,969)
Payments on mortgage payable	-	(1,500,678)
Net cash provided by (used in) financing activities	68,649	(2,799,197)

Increase in cash and cash equivalents	53,252	1,225,461
Cash and cash equivalents at beginning of period	1,607,580	413,395
Cash and cash equivalents at end of period	$1,660,832	$1,638,856

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

1. The accompanying unaudited consolidated financial statements of Entrx Corporation and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management all adjustments, consisting of normal recurring items, necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

2. The income per share amounts for the three and nine months ended September 30, 2007 and 2006, were computed by dividing the net income by the weighted average shares outstanding during the applicable period. Dilutive common equivalent shares have not been included in the computation of diluted income per share because their inclusion would be antidilutive.

All stock options and warrants were anti-dilutive for the three and nine months ended September 30, 2007 and 2006 because their respective exercise prices were greater than the average market price of the common stock.

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

	Aggregate fair value	Gross unrealized gains	Gross unrealized losses	Cost
Available for sale securities - September 30, 2007	$1,020,472	$206,414	$(41,925)	$855,983
Available for sale securities - December 31, 2006	$99,094	$-	$-	$99,094

The Company's net unrealized holding gain (loss) was $(14,851) and $(34,302) for the three months ended September 30, 2007 and 2006, respectively and $164,489 and $(24,774) for the nine months ended September 30, 2007 and 2006, respectively.

On an ongoing basis, the Company evaluates its investments in available-for-sale securities to determine if a decline in fair value is other-than-temporary. When a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. Based on the investment and volatility of common stock in a publicly-traded company and the ability and the intent of the Company to hold the investment until a recovery of fair value, the Company believes that the cost of the investment that currently has a gross unrealized loss is recoverable within a reasonable period of time. The Company also reviewed the stock price history of the investment and noted that for approximately 87% of the trading days in 2006 and for approximately 31% of the trading days from January 1, 2007 through September 30, 2007, the investment’s stock price was greater than or equal to the Company’s cost basis in the investment. Therefore, the impairment was not considered other-than-temporary at September 30, 2007.

The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2007.

	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable equity securities	$1,020,472	$(41,925)	$-	$-	$1,020,472	$(41,925)
Total	$1,020,472	$(41,925)	$-	$-	$1,020,472	$(41,925)

The Company also has minority investments in privately held companies. These investments are included in investments in unconsolidated affiliates on the Consolidated Balance Sheets and are carried at cost unless the fair value of the investment below the cost basis is judged to be other-than-temporary. The Company monitors these investments for impairment and makes appropriate reductions in carrying values. At September 30, 2007, the Company’s investments in unconsolidated affiliates consisted of an investment in Catalytic Solutions, Inc. valued at $450,000. At December 31, 2006, the Company’s investments in unconsolidated affiliates consisted of an investment in Catalytic Solutions, Inc. valued at $450,000 and an investment in Clearwire Corporation valued at $756,889. The Company’s investment in Clearwire Corporation was reclassified to available-for-sale securities upon Clearwire’s initial public offering in the first quarter of 2007. The Company did not record any impairment for the three and nine months ended September 30, 2007.

4. Inventories, which consist principally of insulation products and related materials, are stated at the lower of cost (determined on the first-in, first-out method) or market.

5. Blake Capital Partners, LLC was current in the payment of interest on the shareholder note receivable through the payment due March 1, 2006. The payment due September 1, 2006, however, was not made, and we have been informed by Mr. Mills, the principal of Blake Capital Partners and guarantor on the note, that no payment can be expected in the foreseeable future. As of December 31, 2006, as a result of the non-payment of interest and other information received from Mr. Mills, we had booked reserves of $1,286,000 against the note receivable and wrote-off the interest receivable through June 30, 2006 of $48,000, bringing the net of the note receivable less the reserve down to $210,000, the approximate value of the collateral securing the Note. The Company has canceled 500,000 shares of the Company’s common stock that were pledged as collateral on the note and applied the value of the stock, $115,000 based upon the closing price of the Company’s common stock on March 19, 2007, against the outstanding note receivable balance. The Company is exploring its opportunities to obtain proceeds from the sale of VioQuest Pharmaceuticals, Inc. common stock, also pledged as collateral on the note. As such, the Company adjusted the carrying value of the note receivable to the approximate value of the collateral securing the note at September 30, 2007.

6. Accrued expenses consist of the following:

	September 30, 2007	December 31, 2006
Wages, bonuses and payroll taxes	$329,542	$374,449
Union dues	266,586	261,022
Accounting and legal fees	35,000	31,877
Insurance	109,946	158,094
Insurance settlement reserve	375,000	375,000
Inventory purchases	-	55,133
Taxes	25,625	-
Other	196,693	230,507
	$1,338,392	$1,486,082

7. As more fully described in our Annual Report on Form 10-KSB for the year ended December 31, 2006, the Company has granted stock options over the years to employees and directors under various stockholder approved stock option plans. At September 30, 2007, 2,191,630 stock options are outstanding. No stock options were granted during the first nine months of 2007.

8. Sales for the three and nine months ended September 30, 2007 to i) Jacobs Field Services North America, Inc. were approximately $1,091,000 and $2,503,000, representing 22.6% and 16.8% of total revenues, respectively ii) ARB, Inc. were approximately $1,137,000 and $1,854,000, representing 23.6% and 12.5% of total revenues, respectively and iii) Matrix Service, Inc. were approximately $0 and $2,021,000, representing 0% and 13.6% of total revenues, respectively. Sales for the three and nine months ended September 30, 2006 to i) Southern California Edison Company (“SCE”) under the strategic alliance program with Curtom-Metalclad were approximately $284,000 and $1,749,000, representing 7.3% and 13.6% of total revenues, respectively, ii) JE Merit Constructors, Inc. were approximately $744,000 and $1,998,000, representing 19.1% and 15.5% of total revenues, respectively, and iii) Cleveland Wrecking Company were approximately $416,000 and $1,741,000, representing 10.7% and 13.5% of total revenues, respectively. Accounts receivable from ARB, Inc. was approximately $1,018,000, from JE Merit Constructors, Inc. was approximately $677,000 and from CSA Construction, Inc. was approximately $695,000, representing in each case 22.8%, 15.1% and 15.5% of total accounts receivable, respectively, as of September 30, 2007. Accounts receivable from NRG was approximately $571,000 at December 31, 2006 and accounts receivable from JE Merit Constructors, Inc. was approximately $855,000, representing 14.1% and 21.1% of total accounts receivable, respectively. Since many of the projects we under take are relatively large, it is normal that various customers will represent a significant portion of our sales in a given period.

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

11. Our subsidiary, Metalclad Insulation Corporation, continues to be engaged in lawsuits involving asbestos-related injury or potential injury claims. The number of asbestos-related cases which have been initiated naming us (primarily our subsidiary, Metalclad Insulation Corporation) as a defendant had increased from approximately 254 in 1999 to 527 in 2000 and 725 in 2001. The number of cases filed decreased after 2001 to 590 in 2002, to 351 in 2003, to 265 in 2004 and to 199 in 2005. The number of cases filed increased to 232 in 2006. At December 31, 2001, 2002, 2003, 2004, 2005 and 2006, there were, respectively, approximately 1,009, 988, 853, 710, 507 and 404 cases pending. There were 126 new claims made in the first nine months of 2007, compared to 179 in the first nine months of 2006. There were 240 cases pending at September 30, 2007. These claims are currently defended and covered by insurance.

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

As of December 31, 2006, we projected that approximately 186 new asbestos-related claims would be commenced, and approximately 237 cases would be resolved, in 2007, resulting in an estimated 353 cases pending at December 31, 2007. Since we projected that an aggregate of 924 new cases would be commenced after December 31, 2006, and that 186 of these cases would be commenced in 2007, we estimated that an aggregate of 738 new cases would be commenced after December 31, 2007. Accordingly, the cases pending and projected to be commenced in the future at December 31, 2007, would be 1,091 cases. Multiplying 1,091 claims times the approximate average indemnity paid and defense costs incurred per resolved claim from 2002 through 2006 of $32,600, we estimated our liability for current and future asbestos-related claims at December 31, 2007 to be approximately $36,000,000. This amounts to a $7,000,000 reduction from the $43,000,000 liability we estimated as of December 31, 2006, or a $1,750,000 reduction per quarter, resulting in an estimated liability at September 30, 2007 of $37,750,000.

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

Although defense costs are included in our insurance coverage, we expended $220,000, $174,000, $304,000, $188,000, and $215,000 in 2002, 2003, 2004, 2005 and 2006, respectively, and $49,000 and $222,000 in the three and nine months ended September 30, 2007, respectively to administer the asbestos claims. These costs to administer the asbestos claims are generally not covered by insurance. These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies.

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

We have engaged legal counsel to review all of our known insurance policies, and to provide us with the amount of coverage which such counsel believes to be probable under those policies for current and future asbestos-related injury claims against us. Such legal counsel has provided us with its opinion of the minimum probable insurance coverage available to satisfy asbestos-related injury claims, which exceeds our estimated $37.75 million and $43 million future liability for such claims as of September 30, 2007 and December 31, 2006, respectively. Accordingly, we have included $37,750,000 and $43,000,000 of such insurance coverage receivable as an asset on our September 30, 2007 and December 31, 2006 balance sheets, respectively.

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

12. Supplemental disclosures of cash flow information:

Cash paid for interest was $9,409 and $105,554 for the nine months ended September 30, 2007 and 2006, respectively.

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

Results of Operations: Three and Nine Months Ended September 30, 2007 and 2006

Revenue

Revenue for the three months ended September 30, 2007 was $4,823,000, an increase of 24.0% as compared to $3,889,000 for the three months ended September 30, 2006. Revenue for the nine months ended September 30, 2007 was $14,857,000, an increase of 15.5% as compared to $12,863,000 for the nine months ended September 30, 2006. Revenues increased during the three and nine months ended September 30, 2007 as compared with the three and nine months ended September 30, 2006 primarily as result of the Company obtaining new maintenance contracts, and hiring additional project managers which has allowed the Company to bid on more projects in 2007 and ultimately increased the number of jobs in which we were the winning bidder.

Cost of Revenue and Gross Margin

Cost of revenue was $3,817,000 for the three months ended September 30, 2007, as compared to $3,343,000 for the three months ended September 30, 2006. Cost of revenue was $12,221,000 for the nine months ended September 30, 2007, as compared to $11,013,000 for the nine months ended September 30, 2006. The gross margin percentage was approximately 20.9% for the three months ended September 30, 2007 as compared to 14.0% for the three months ended September 30, 2006. The gross margin percentage was approximately 17.7% for the nine months ended September 30, 2007 as compared to 14.4% for the nine months ended September 30, 2006. The increase in the gross margin percentage during the three and nine months ended September 30, 2007 as compared with the three and nine months ended September 30, 2006 is primarily the result of lower rates on our workers compensation insurance and the Company’s expansion into commercial insulation and abatement which generally allows for higher gross margin than industrial insulation and abatement.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended September 30, 2007 were $822,000 as compared to $508,000 for the comparable period ended September 30, 2006, an increase of 61.6%. Selling, general and administrative expenses for the nine months ended September 30, 2007 were $2,158,000 as compared to $1,631,000 for the comparable period ended September 30, 2006, an increase of 32.3%. The increase for the three and nine months ended September 30, 2007 as compared to the three and nine months ended September 30, 2006 was primarily due to increases in payroll, the accrual for bonuses, the reserve for doubtful accounts and taxes. The increase in payroll expense was primarily due to an increase in the number of project managers at the Company which allows the Company to bid on more projects. For the three and nine months ended September 30, 2007, the overall increase in selling, general and administrative costs was partially offset by a decrease in outside accounting expenses.

Change in Allowance on Shareholder Note Receivable

For the year ended December 31, 2004, we established a reserve of $250,000 against the note receivable from Blake Capital Partners, LLC (“Blake”). The reserve was established based upon the Company’s estimate of the collectibility of the note receivable. The Company increased the reserve by $500,000, for a total reserve of $750,000, against the note receivable during the three months ended June 30, 2006 based upon the Company’s estimate of the collectibility of the note receivable at that time. As of December 31, 2006, as a result of the non-payment of interest and other information received from Mr. Mills, we had booked reserves of $1,286,000 against the note receivable and wrote-off the interest receivable through June 30, 2006 of $48,000, bringing the net of the note receivable less the reserve down to $210,000, the approximate value of the collateral securing the Note. The Company has canceled 500,000 shares of the Company’s common stock that were pledged as collateral on the note and applied the value of the stock, $115,000 against the outstanding note receivable balance. The Company is exploring its opportunities to obtain proceeds from the sale of 250,000 shares of VioQuest Pharmaceuticals, Inc. common stock, also pledged as collateral on the note. As such, the Company adjusted the carrying value of the note receivable to the approximate value of the collateral securing the note at September 30, 2007. The Company increased the allowance on the shareholder note receivable $20,000 for both the three and nine months ended September 30, 2007 and $569,000 and $1,069,000 for the three and nine months ended September 30, 2006, respectively.

Gain on Disposal of Property, Plant and Equipment

Gain (loss) on the disposal of property plant and equipment was $4,000 and $(2,000) for the three months ended September 30, 2007 and 2006, respectively. Gain on the disposal of property plant and equipment was $7,000 and $1,000 for the nine months ended September 30, 2007 and 2006, respectively.

Interest Income and Expense

Net interest income for the three months ended September 30, 2007 was $16,000 as compared to net interest income of $13,000 for the three months ended September 30, 2006 and net interest income for the nine months ended September 30, 2007 was $37,000 as compared to net interest expense of $10,000 for the nine months ended September 30, 2006, primarily due to a decrease in the average balance, as well as no amortization of the original issue discount, of the note with Pandora Select Partners L.P., and no interest on the line of credit and mortgage with Far East National Bank during the nine months ended September 30, 2007. During the three and nine months ended September 30, 2007 and during the three months ended September 30, 2006, the Company did not record any interest income on the note receivable from Blake Capital Partners, LLC.

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

Net Income

We had net income of $184,000 for the three months ended September 30, 2007 as compared to a net loss of $421,000 for the three months ended September 30, 2006. We had net income of $502,000 for the nine months ended September 30, 2007 as compared to net income of $1,892,000 for the nine months ended September 30, 2006. The net loss during the three months ended September 30, 2006, was primarily due to an increase in the reserve on the note receivable from Blake. The net income for the nine months ended September 30, 2006 was primarily due to the gain on the sale of our facilities in Anaheim, California and our settlement with Ventana Global Environmental Organizational Partnership, L.P. and North America Environmental Fund, L.P., partially offset by the increase in our reserve on the note receivable from Blake.

Liquidity and Capital Resources

As of September 30, 2007, we had $1,661,000 in cash and cash equivalents and $1,020,000 in available-for-sale securities. The Company had working capital of $5,650,000 as of September 30, 2007. We own 190,566 shares of the common stock of VioQuest Pharmaceuticals, Inc., the common stock of which is publicly traded on the NASD Bulletin Board under the symbol “VQPH”. Of the 190,566 shares, 75,000 shares are subject to options exercisable by one current and two former member of our Board of Directors at $1.25 per share. We also own 39,415 shares of Clearwire Corporation’s common stock (NASDAQ: CLWR).

In an effort to increase shareholder value and to diversify from our insulation services business, we have made an equity investment in Catalytic Solutions, Inc., that is not in the insulation services business and which we believed had the ability to provide acceptable return on our investment. We currently have an investment in Catalytic Solutions, Inc. which we value at $450,000. This company is in the early stages of its business development. Our investments represent less than 5% ownership and represent approximately 1.0% and 0.8% of the Company’s total assets at September 30, 2007 and December 31, 2006, respectively. Catalytic Solutions, Inc. manufactures and delivers proprietary technology that improves the performance and reduces the cost of catalytic converters. Catalytic Solutions, Inc. has successfully applied for the admission of all of their outstanding shares of stock to the AIM market in London, England.

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

Other financial obligations of Mr. Mills have impaired his ability to fulfill his obligations as a guarantor of the New Note. For the year ended December 31, 2004, we established a reserve of $250,000 against the New Note, based upon the Company’s estimate of its collectibility. The Company increased the allowance on the shareholder note receivable $20,000 for both the three and nine months ended September 30, 2007. During the three and nine months ended September 30, 2006, the Company recorded additional reserves of $569,000 and $1,069,000, respectively based upon the Company’s estimate of collectibility of the New Note at that time. Blake was current in the payment of interest through the payment due March 1, 2006. The payment due September 1, 2006, however, was not made, and we have been informed by Mr. Mills that no payment can be expected in the foreseeable future. In April 2007, the Company canceled 500,000 shares of the Company’s common stock that were pledged as collateral on the New Note and applied the $115,000 value of the stock against the outstanding New Note balance. As of September 30, 2007 the Company adjusted the net book value of the New Note to $95,000, the approximate value of the collateral securing the New Note. The Company is exploring its opportunities to obtain proceeds from the sale of the VioQuest Pharmaceuticals, Inc. common stock, also pledged as collateral on the note.

Cash provided by operations was $157,000 for the nine months ended September 30, 2007 compared with cash provided by operations of $432,000 for the nine months ended September 30, 2006. For the nine months ended September 30, 2007 the positive cash flow from operations was primarily the result of our net income and an increase in billings in excess of costs and estimated earnings on uncompleted contracts, partially offset by an increase in accounts receivable, an increase in prepaid expenses and a decrease in accounts payable and accrued expenses. For the nine months ended September 30, 2006 the positive cash flow from operations was primarily the result of our net income, and a decrease in accounts receivable and other receivables, partially offset by a decrease in accounts payable and accrued expenses and an increase in costs and estimated earnings in excess of billings on uncompleted contracts.

Net investing activities used $172,000 of cash in the nine months ended September 30, 2007 and provided $3,593,000 of cash in the nine months ended September 30, 2006. For the nine months ended September 30, 2007 and 2006, we used cash of $211,000 and $139,000, respectively, for capital expenditures, primarily at our subsidiary, Metalclad Insulation Corporation. During the nine months ended September 30, 2007 cash of $39,000 was provided by proceeds from sales of assets. During the nine months ended September 30, 2006, cash of $3,732,000 was provided by proceeds from sales of assets, primarily related to the sale of the Company’s facilities in Anaheim, California.

Cash provided by financing activities totaled $69,000 for the nine months ended September 30, 2007 compared with cash used in financing activities of $2,799,000 for the comparable period in 2006. Proceeds from long-term debt provided $158,000 and $114,000 of cash during the nine months ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2006, cash was used to repay the line of credit note payable to bank, the mortgage payable on the building we sold and the Company’s note to Pandora Select Partners L.P. Payments on long-term borrowings used $89,000 and $83,000 of cash in the nine months ended September 30, 2007 and 2006, respectively.

Our subsidiary, Metalclad Insulation Corporation, continues to be engaged in lawsuits involving asbestos-related injury or potential injury claims. The 232 claims made in 2006 were down from the 725, 590, 351, 265 and 199 claims made in 2001, 2002, 2003, 2004 and 2005, respectively. There were 126 new claims made in the first nine months of 2007, compared to 179 in the first nine months of 2006, and 290 cases resolved in the first nine months of 2007, compared to 228 cases resolved in the first nine months of 2006. There were 240 cases pending at September 30, 2007 and 404 claims pending at December 31, 2006. The average indemnity paid on all resolved claims has fluctuated over the past six-year period ended December 31, 2006 from a high of $26,520 in 2001, to a low of $14,504 in 2006, with an average indemnity payment of $19,131 over the same six-year period. These claims are currently defended and covered by insurance. We have projected that our future liability for currently outstanding and estimated future asbestos-related claims was approximately $43,000,000, at December 31, 2006.

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

As of December 31, 2006, we projected that approximately 186 new asbestos-related claims would be commenced, and approximately 237 cases would be resolved, in 2007, resulting in an estimated 353 cases pending at December 31, 2007. Although the actual number of claims made in the first nine months of 2007 was 126, slightly less than we anticipated, we do not believe the difference is significant enough to re-evaluate our estimate of 186 new cases in 2007. Since we projected that an aggregate of 924 new cases would be commenced after December 31, 2006, and that 186 of these cases would be commenced in 2007, we estimated that an aggregate of 738 new cases would be commenced after December 31, 2007. Accordingly, the cases pending and projected to be commenced in the future at December 31, 2007, would be 1,091 cases. Multiplying 1,091 claims times the approximate average indemnity paid and defense costs incurred per resolved claim from 2002 through 2006 of $32,600, we estimated our liability for current and future asbestos-related claims at December 31, 2007 to be approximately $36,000,000. This amounts to a $7,000,000 reduction from the $43,000,000 liability we estimated as of December 31, 2006, or a $1,750,000 reduction per quarter, resulting in an estimated liability at September 30, 2007 of $37,750,000.

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

Although defense costs are included in our insurance coverage, we expended $220,000, $174,000, $304,000, $188,000, and $215,000 in 2002, 2003, 2004, 2005 and 2006, respectively, and $49,000 and $222,000 in the three and nine months ended September 30, 2007, to administer the asbestos claims. These costs to administer the asbestos claims are generally not covered by insurance. These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies.

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

We have engaged legal counsel to review all of our known insurance policies, and to provide us with the amount of coverage which such counsel believes to be probable under those policies for current and future asbestos-related injury claims against us. Such legal counsel has provided us with its opinion of the minimum probable insurance coverage available to satisfy asbestos-related injury claims, which exceeds our estimated $37.75 million and $43 million future liability for such claims as of September 30, 2007 and December 31, 2006, respectively. Accordingly, we have included $37,750,000 and $43,000,000 of such insurance coverage receivable as an asset on our September 30, 2007 and December 31, 2006 balance sheets, respectively.

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

The Company projects that cash flow generated through the operation of its subsidiary, Metalclad Insulation Corporation, and the Company’s net cash assets as of September 30, 2007 will be sufficient to meet the Company’s cash requirements for at least the next twelve months.

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

Effective January 1, 2007, the Company adopted FASB Interpretation (FIN) No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes”, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB SFAS No. 109 (SFAS 109), “Accounting for Income Taxes”, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition. The Company has determined that there is no impact on the financial results for the nine months ended September 30, 2007.

Item 3. Controls and Procedures

We carried out an evaluation, with the participation of our chief executive and chief financial officers, of the effectiveness, as of September 30, 2007, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, made at the end of the period, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure, and that there has been no change in such internal control, or other factors which could significantly affect such controls including any corrective actions with regard to significant deficiencies or material weaknesses, since our evaluation.

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

In addition, our management with the participation of our principal executive officer and principal financial officer or persons performing similar functions has determined that no change in our internal control over financing reporting occurred during the quarter ended September 30, 2007 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

The number of asbestos-related cases which have been initiated naming us (primarily our subsidiary, Metalclad Insulation Corporation) as a defendant had increased from approximately 254 in 1999 to 527 in 2000 and 725 in 2001. The number of cases filed decreased after 2001 to 590 in 2002, to 351 in 2003, to 265 in 2004 and to 199 in 2005, but increased in 2006 to 232. At December 31, 2001, 2002, 2003, 2004, 2005 and 2006, there were, respectively, approximately 1,009, 988, 853, 710, 507 and 404 cases pending. There were 126 new claims made in the first nine months of 2007, compared to 179 in the first nine months of 2006. There were 240 cases pending at September 30, 2007. These claims are currently defended and covered by insurance.

Set forth below is a table for the years ended December 31, 2003, 2004, 2005 and 2006 and the nine months ended September 30, 2007, which sets forth for each such period the approximate number of asbestos-related cases filed, the number of such cases resolved by dismissal or by trial, the number of such cases resolved by settlement, the total number of resolved cases, the number of filed cases pending at the end of such period, the total indemnity paid on all resolved cases, the average indemnity paid on all settled cases and the average indemnity paid on all resolved cases:

	2003	2004	2005(2)		2006	Nine Months Ended September 30, 2007
New cases filed	351	265	199		232	126
Defense judgments and dismissals	311	311	294	(2)	253	249	(2)
Settled cases	175	97	108		82	41
Total resolved cases (1)	486	408	402	(3)	335	290
Pending cases (1)	853	710	507		404	240
Total indemnity payments	$10,618,700	$6,366,750	$8,513,750		$4,858,750	$5,493,000
Average indemnity paid on settled cases	$60,678	$65,637	$78,831		$59,253	$133,976
Average indemnity paid on all resolved cases	$21,849	$15,605	$21,178	(3)	$14,504	$18,941

(1)	Total resolved cases includes, and the number of pending cases excludes, cases which have been settled but which have not been closed for lack of final documentation or payment.

(2)
Of the decrease from 710 cases pending at December 31, 2004 to 507 cases pending at December 31, 2005, were 80 cases which had been previously counted in error and are included in “Defense judgments and dismissals” and “Total resolved cases”, so that the actual decrease over the year ended December 31, 2005 was 123 cases. Included in the decrease from 404 cases pending at December 31, 2006 to 240 cases pending at September 30, 2007, were 53 cases which had been previously counted in error and are included in “Defense judgments and dismissals” and “Total resolved cases”, so that the actual decrease for the nine month period ended September 30, 2007 was 111 cases.

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

As of December 31, 2006, we projected that approximately 186 new asbestos-related claims would be commenced, and approximately 237 cases would be resolved, in 2007, resulting in an estimated 353 cases pending at December 31, 2007. Although the actual number of claims made in the first nine months of 2007 was 126, slightly less than we anticipated, we do not believe the difference is significant enough to re-evaluate our estimate of 186 new cases in 2007. Since we projected that an aggregate of 924 new cases would be commenced after December 31, 2006, and that 186 of these cases would be commenced in 2007, we estimated that an aggregate of 738 new cases would be commenced after December 31, 2007. Accordingly, the cases pending and projected to be commenced in the future at December 31, 2007, would be 1,091 cases. Multiplying 1,091 claims times the approximate average indemnity paid and defense costs incurred per resolved claim from 2002 through 2006 of $32,600, we estimated our liability for current and future asbestos-related claims at December 31, 2007 to be approximately $36,000,000. This amounts to a $7,000,000 reduction from the $43,000,000 liability we estimated as of December 31, 2006, or a $1,750,000 reduction per quarter, resulting in an estimated liability at September 30, 2007 of $37,750,000.

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

Although defense costs are included in our insurance coverage, we expended $220,000, $174,000, $304,000, $188,000, and $215,000 in 2002, 2003, 2004, 2005 and 2006, respectively, and $49,000 and $222,000 in the three and nine months ended September 30, 2007, to administer the asbestos claims. These costs to administer the asbestos claims are generally not covered by insurance. These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies.

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

In a related action, a default was entered against us in December, 2002, in favor of the same former employee referred to in the foregoing paragraph by the Mexican Federal Labor Arbitration Board, for an unspecified amount. The former employee was seeking in excess of $9,000,000 in damages as a result of his termination as an employee. The default was obtained without the proper notice being given to us, and was set aside in the quarter ended June 30, 2003. The Mexican Federal Labor Arbitration Board rendered a recommendation on December 13, 2004, to the effect that the former employee was entitled to an award of $350,000 from Entrx in connection with the termination of his employment. The award is in the form of a recommendation which has been affirmed by the Mexican Federal Court, but is only exercisable against assets of the Company located in Mexico. The Company has no assets in Mexico. The award does not represent a collectible judgment against the Company in the United States. Since the Company has no assets in Mexico, the likelihood of any liability based upon this award is remote, and we therefore believe that there is no potential liability to the Company at September 30, 2007 or December 31, 2006. The Company intends to continue to pursue its claims against the same employee for breach of contract, fraud, collusion and other causes of action in connection with the 1999 sale of one of the Company’s operating businesses in Mexico.

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

ENTRX CORPORATION

Date: November 7, 2007	By:	/s/ Peter L. Hauser
Peter L. Hauser Chief Executive Officer

Date: November 7, 2007	By:	/s/ Brian D. Niebur
Brian D. Niebur Chief Financial Officer (Principal Accounting Officer)