Form 10KSB
period 2007-12-31
ENTRX CORP
filed 2008-03-14
CIK 13547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
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
Common Stock – $.10 Par Value
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

The Company’s revenues from operations for the fiscal year ended December 31, 2007 totaled $22,358,764.

The aggregate market value of the common stock held by nonaffiliates of the registrant as of February 26, 2008 was approximately $1,627,849 based on the average of the closing bid and asked price of the registrant’s common stock on such date. The number of shares outstanding of the registrant’s common stock, as of February 26, 2008 was 7,656,147.

Transitional Small Business Issuer Format (Check One):   Yes ☐ No ☒

All statements, other than statements of historical fact, included in this Form 10-KSB, including without limitation the statements under “Management’s Discussion and Analysis or Plan of Operation” and “Description of Business” are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Entrx Corporation (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-KSB. Such potential risks and uncertainties include, without limitation; the outcome of existing litigation; competitive pricing and other pressures from other businesses in the Company’s markets; the accuracy of the Company’s estimate of future liability for asbestos-related injury claims; the adequacy of insurance, including the adequacy of insurance to cover current and future asbestos-related injury claims; the valuation of the Company’s investments; collectibility of a loan due from an affiliate of a former officer and principal shareholder; economic conditions generally and in the Company’s primary markets; availability of capital; the adequacy of the Company’s cash and cash equivalents; the cost of labor; the accuracy of the Company’s cost analysis for fixed price contracts; and other risk factors detailed herein and in other of the Company’s filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this Form 10-KSB and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements.  You can identify these forward-looking statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “continue,” and similar words.

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

Insulation Services

Background. Our insulation services include the installation of high- and low-temperature insulation on pipe, ducts, furnaces, boilers, and various other types of equipment. We also maintain and repair existing insulation systems, generally under one or multi-year maintenance contracts. Our customers include refineries, utilities, chemical plants, manufacturing facilities, commercial properties, office buildings and various governmental facilities. This may include complete removal of existing insulation during the repair operations. The removed insulation may or may not be asbestos containing. We also fabricate specialty items for the insulation industry, and occasionally sell insulation material and accessories to our customers. Metalclad Insulation Corporation is a licensed general and specialty contractor and typically provides project management, labor, tools, equipment and materials necessary to complete its installation projects.

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

If a project involves the removal of asbestos containing materials, we first treat the materials with water and a wetting agent, and take other like precautions, to minimize fiber release. Dry removal is conducted in special cases where wetting is not feasible, provided Environmental Protection Agency ("EPA") approval is obtained. Our workers also remove asbestos laden pipe insulation by cutting the wrapping into sections in an enclosed containment area or utilizing special "glovebags" which provide containment around the section of pipe where the insulation is being removed. In some instances, the Company performs asbestos removal and provides related re-insulation contracting services, including insulation material sales; in other cases, the Company performs only asbestos removal services.

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

Fixed-price contracts generally require that we perform all work for an agreed upon price, often by a specified date. Such contracts usually provide for increases in the contract price if our construction costs increase due to changes in or delays of the project initiated or caused by the customer or owner. However, absent causes resulting in increases in contract prices, we take certain risks, including the risk that our costs associated with the project exceed the agreed upon price. In such cases, generally accepted accounting principles require that we recognize the full amount of the expected loss at the point where contract costs are expected to exceed contract revenues. Our failure to accurately predict the extent of the effort required and cost of labor on one insulation removal project commenced on April 18, 2005 and subsequent revisions in our estimates of costs to complete, resulted in the recognition of losses of $566,000 in 2006 and an additional loss of $127,000 in 2007. Under these fixed-price contracts we normally receive periodic payments based on the work performed to a particular date, less certain retentions. The amounts retained are held by the customer pending either satisfactory completion of our work or, in some cases, satisfactory completion of the entire project.

In accordance with industry practice, most of our contracts are subject to termination or modification by the customer, with provision for the recovery of costs incurred and the payment to us of a proportionate part of our fees in the case of a cost-plus contract, and overhead and profit in the case of a fixed price contract. Such termination or modification occurs in the regular course of our business due to changes in the work to be performed as determined by the customer throughout the term of a project. No single termination or modification has had or is expected to have a material adverse impact on our business.

Operations and Employee Safety. All contract work is performed by trained personnel, and supervised by project managers trained and experienced in both construction and asbestos abatement. Each employee involved in asbestos abatement must complete a general training and safety program conducted by the Company or union affiliation. Training topics include approved work procedures, instruction on protective equipment and personal safety, dangers of asbestos, methods for controlling friable asbestos and asbestos transportation and handling procedures. In addition, all employees engaged in asbestos abatement activities are required to attend a minimum four-day course approved by the EPA and the Occupational Safety and Health Administration ("OSHA"), and all supervisors of abatement projects are required to attend an eight-hour first aid/CPR/safety course and an eight-hour EPA/AHERA refresher course annually. At December 31, 2007, two of our full-time salaried employees and 68 hourly employees had been trained and certified as "competent individuals" under EPA regulations relating to the training of asbestos abatement workers. All employees are issued detailed training materials. We typically conduct a job safety analysis in the job bidding stage.

We require the use of protective equipment on all projects, and sponsor periodic medical examinations of all of our hourly field employees. During removal procedures, asbestos containing material is generally treated to minimize fiber release, and filtration devices are used to minimize contamination levels. Air monitoring to determine asbestos fiber contamination levels is conducted on all abatement projects involving the removal of friable asbestos. We have a comprehensive policy and procedure manual that covers all activities of an asbestos abatement project, and the specific responsibilities and implementation of procedures and policies to be followed on each project. The manual is reviewed periodically by management and updated to insure compliance with federal, state, and local regulations, to include information from in-house project review findings, and to include updated information regarding industry practices. To separate our responsibilities and limit our liability, we utilize unaffiliated third party laboratories for asbestos sampling analysis, and licensed independent waste haulers for the transportation and disposal of asbestos waste.

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

Curtom-Metalclad Joint Venture. In 1989, Metalclad Insulation Corporation entered into a joint venture with a minority service firm, known as Curtom Building & Development Corporation (“Curtom Building”). Metalclad Insulation Corporation owns a 49% interest in the joint venture. The joint venture, known as "Curtom-Metalclad," submited bids for insulation and asbestos abatement services. When contracts were obtained by the joint venture, we performed the work specified in the contract as a subcontractor to the joint venture. The joint venture agreement, as amended, provides that Curtom-Metalclad will receive 2.5% of revenues obtained by Metalclad Insulation Corporation as a subcontractor, of which 80% will be distributed to Curtom Building and 20% will be retained by Curtom-Metalclad. We retain the remaining revenues. Sales for the year ended December 31, 2007 for Curtom-Metalclad projects were approximately $1,738,000 or 7.8% of our revenue, compared to $3,383,000 or 17.3% of revenue in 2006. While the revenues and gross profit from the subcontracts we performed for Curtom-Metalclad were significant to us in the past, we do not anticipate any significant revenues through Custom-Metalclad after 2008. Curtom-Metalclad has no material assets, liabilities or earnings. We believe the termination of the Curtom-Metalclad joint venture and the loss of revenues that joint venture generated, would not have a material adverse affect on us. In accordance with FIN 46R “Consolidation of Variable Interest Entities”, we have consolidated Curtom-Metalclad since we have determined we are the primary beneficiary.

Customers. Our customers are generally either industrial or commercial. The industrial customers are predominately public utilities (power, natural gas and water/water treatment), major oil companies for oil refineries and petrochemical plants, chemical and food processors, other heavy manufacturers, and engineering/construction companies. The commercial customers are primarily government agencies, schools, hospitals, commercial and light manufacturing companies, and general or mechanical construction contractors. During 2007, Jacobs Field Services North America, Inc. and ARB, Inc accounted for 17.4% and 17.9% of our revenues, respectively. We cannot project whether a significant portion of our revenues will be derived from these customers in 2008. It is often the case in our business that a customer that represented over 10% of our revenues in one year would not represent over 10% of our revenues in the following year. (See Note 13 to the Consolidated Financial Statements.)

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

Backlog. Our backlog for insulation services at December 31, 2007 and December 31, 2006 was approximately $12,629,000 and $11,305,000, respectively. Backlog is calculated in terms of estimated revenues on fixed-price and cost-plus projects in progress or for which contracts have been executed. Approximately 74% of our backlog is under cost-plus contracts. Our backlog as of any date is not necessarily indicative of future revenues. We estimate that our entire backlog as of December 31, 2007 will be completed during the next eighteen months.

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

Based on the general trend of reducing asbestos-related injury claims made against the Company over the past seven years, we project that 738 asbestos-related injury claims will be made against the Company in the future, in addition to the 222 claims existing as of December 31, 2007, totaling 960 claims. Multiplying the average indemnity paid per resolved claim over the past seven years of $19,700, by 960, we project the probable future indemnity to be paid on those claims to be equal to approximately $19 million. In addition, multiplying an estimated cost (which cost is included within the limits of our insurance coverage) of defense per resolved claim of approximately $13,500 by 960, we project the probable future defense costs to equal approximately $13 million. See Item 3 - “Legal Proceedings - Asbestos-related Claims.”

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

We have engaged legal counsel to review all of our known insurance policies, and to provide us with the amount of coverage which such counsel believes to be probable under those policies for current and future asbestos-related injury claims against us. Such legal counsel has provided us with its opinion of the minimum probable coverage available to satisfy asbestos-related injury claims, which significantly exceeds our estimated $36,000,000 liability for such claims at December 31, 2007.

On February 23, 2005 ACE Property & Casualty Company ("ACE"), Central National Insurance Company of Omaha ("Central National") and Industrial Underwriters Insurance Company ("Industrial"), which are all related entities, filed a declaratory relief lawsuit (“the ACE Lawsuit”) against Metalclad Insulation Corporation (“Metalclad”) and a number of Metalclad's other liability insurers, in the Superior Court of the State of California, County of Los Angeles. ACE, Central National and Industrial issued umbrella and excess policies to Metalclad, which has sought and obtained from the plaintiffs both defense and indemnity under these policies for the asbestos lawsuits brought against Metalclad during the last four to five years. The ACE Lawsuit seeks declarations regarding a variety of coverage issues, but is centrally focused on issues involving whether historical and currently pending asbestos lawsuits brought against Metalclad are subject to either an "aggregate" limits of liability or separate "per occurrence" limits of liability. Whether any particular asbestos lawsuit is properly classified as being subject to an aggregate limit of liability depends upon whether or not the suit falls within the "products" or "completed operations" hazards found in most of the liability policies issued to Metalclad. Resolution of these classification issues will determine if, as ACE and Central National allege, their policies are nearing exhaustion of their aggregate limits and whether or not other Metalclad insurers who previously asserted they no longer owed any coverage obligations to Metalclad because of the claimed exhaustion of their aggregate limits, in fact, owe Metalclad additional coverage obligations. The ACE Lawsuit also seeks to determine the effect of the settlement agreement between the Company and Allstate Insurance Company entered into in June 2004 on the insurance obligations of various other insurers of Metalclad, and the effect of the “asbestos exclusion” in the Allstate policy. The ACE Lawsuit does not seek any monetary recovery from Metalclad. Nonetheless, we anticipate that we will incur attorneys fees and other associated litigation costs in defending the lawsuit and any counter claims made against us by any other insurers, and in prosecuting any claims we may seek to have adjudicated regarding our insurance coverage. In addition, the ACE Lawsuit may result in our incurring costs in connection with obligations we may have to indemnify Allstate under the settlement agreement discussed under “Insurance Policy Settlement” below. Allstate, in a cross-complaint filed against Metalclad Insulation Corporation in October, 2005, asked the court to determine the Company’s obligation to assume and pay for the defense of Allstate in the ACE Lawsuit under the Company’s indemnification obligations in the settlement agreement. The Company does not believe that it has any legal obligation to assume or pay for such defense.

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

Insurance Policy Settlement. In June 2004, Metalclad Insulation Corporation, our wholly owned subsidiary, and Entrx Corporation, entered into a Settlement Agreement and Full Policy Release (the “Agreement”) releasing Allstate Insurance Company from its policy obligations for a broad range of claims arising from injury or damage which may have occurred during the period March 15, 1980 to March 15, 1981, under an umbrella liability policy (the “Policy”). The Policy provided limits of $5,000,000 in the aggregate and per occurrence. Allstate claimed that liability under the Policy had not attached, and that regardless of that fact, an exclusion in the Policy barred coverage for virtually all claims of bodily injury from exposure to asbestos, which is of primary concern to Metalclad Insulation Corporation. Metalclad Insulation Corporation took the position that such asbestos coverage existed. The parties to the Agreement reached a compromise, whereby Metalclad Insulation Corporation received $2,500,000 in cash, and Metalclad Insulation Corporation and Entrx Corporation agreed to indemnify and hold harmless Allstate from all claims which could be alleged against the insurer respecting the policy, limited to $2,500,000 in amount. Based on past experience related to asbestos insurance coverage, we believe that the Agreement we entered into in June 2004, will result in a probable loss contingency for future insurance claims based on the indemnification provision in the Agreement. Although we are unable to estimate the exact amount of the loss, we believe at this time the reasonable estimate of the loss will not be less than $375,000 or more than $2,500,000 (the $2,500,000 represents the maximum loss we would have based on the indemnification provision in the Agreement). Based on the information available to us, no amount in this range appears at this time to be a better estimate than any other amount. The $375,000 estimated loss contingency noted in the above range represents 15% of the $2,500,000 we received and is based upon our attorney’s informal and general inquiries to an insurance company of the cost for us to purchase an insurance policy to cover the indemnification provision we entered into. We recorded a reserve of $375,000 at the time we entered into the Agreement and nothing has come to our attention that would require us to record a different estimate at December 31, 2007.

Employees.

As of December 31, 2007, we had two part-time salaried employees in our executive offices and 15 full-time salaried employees in our insulation business in California, for a total of 17 employees. These included three executive officers, project managers/estimators, purchasing, accounting, and office staff.

As of December 31, 2007, our subsidiary, Metalclad Insulation Corporation, employed approximately 220 hourly employees for insulation and asbestos/lead abatement contracting services, nearly all of whom are members of Local No. 5 - International Association of Heat and Frost Insulators and Asbestos Workers ("AFL-CIO") or Laborers Local Union 300, which makes hourly employees available to us. Metalclad Insulation Corporation is a party to agreements with local chapters of various trade unions. The number of hourly employees employed by us fluctuates depending upon the number and size of projects that we have under construction at any particular time. It has been our experience that hourly employees are generally available for our projects, and we have continuously employed a number of hourly employees on various projects over an extended period of time. We consider our relations with our hourly employees and the unions representing them to be good, and have not experienced any recent work stoppages due to strikes by such employees. Additionally, the trade union agreements we are a party to include no strike, no work stoppage provisions. In August, 2004 a new “Basic Agreement” was signed with Local No. 5 of the International Association of Heat and Frost Insulators and Asbestos Workers that expires in September 2008. We anticipate that a new agreement will be reached prior to the expiration of the current agreement. The “Basic Agreement” included a “Maintenance Agreement” as an addendum. Approximately 95% of our hourly employees are covered by the Local No. 5 agreement. A new agreement with the Laborers Local 300 was signed in January 2007 and expires in December 2009. Approximately 5% of our hourly employees are covered by the Labors Local 300 agreement.

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

OSHA has promulgated regulations specifying airborne asbestos fiber exposure standards for asbestos workers, engineering and administrative controls, workplace practices, and medical surveillance and worker protection requirements. OSHA's construction standards require companies removing asbestos on construction sites to utilize specified control methods to limit employee exposure to airborne asbestos fibers, to conduct air monitoring, to provide decontamination units and to appropriately supervise operations. EPA regulations restrict the use of spray applied asbestos containing material (“ACM”) and asbestos insulation, establish procedures for handling ACM during demolition and renovations, and prohibit airborne fiber emissions during removal, transportation and disposal of ACM.

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

The number of asbestos-related cases which have been initiated naming us (primarily our subsidiary, Metalclad Insulation Corporation) as a defendant decreased from 351 in 2003, to 265 in 2004 and to 199 in 2005, but increased in 2006 to 232. The number decreased to 163 in 2007. At December 31, 2003, 2004, 2005, 2006 and 2007, there were, respectively, approximately 853, 710, 507, 404 and 222 cases pending. These claims are currently defended and covered by insurance.

Set forth below is a table for the years ended December 31, 2003, 2004, 2005, 2006 and 2007, which sets forth for each such period the approximate number of asbestos-related cases filed, the number of such cases resolved by dismissal or by trial, the number of such cases resolved by settlement, the total number of resolved cases, the number of filed cases pending at the end of such period, the total indemnity paid on all resolved cases, the average indemnity paid on all settled cases and the average indemnity paid on all resolved cases:

	2003	2004	2005		2006	2007
New cases filed	351	265	199		232	163
Defense judgments and dismissals	311	311	294	(3)	253	292	(3)
Settled cases	175	97	108		82	53
Total resolved cases (1)	486	408	402	(3)	335	345	(3)
Pending cases (1)	853	710	507	(2,3)	404	222	(3)
Total indemnity payments	$10,618,700	$6,366,750	$8,513,750		$4,858,750	$7,974,500
Average indemnity paid on settled cases	$60,678	$65,637	$78,831		$59,253	$150,462
Average indemnity paid on all resolved cases	$21,849	$15,605	$21,178	(2)	$14,504	$23,114

(1)	Total resolved cases includes, and the number of pending cases excludes, cases which have been settled but which have not been closed for lack of final documentation or payment.
(2)
The average indemnity paid on resolved cases does not include, and the number of pending cases includes, a jury award rendered on March 22, 2005 and a judgment on that award rendered on April 4, 2005, finding Metalclad Insulation Corporation liable for $1,117,000 in damages, which is covered by insurance. The judgment is being appealed by our insurer.

(3)
Of the decrease from 710 cases pending at December 31, 2004 to 507 cases pending at December 31, 2005, were 80 cases which had been previously counted in error and are included in “Defense judgments and dismissals” and “Total resolved cases”, so that the actual decrease over the year ended December 31, 2005 was 123 cases. Included in the decrease from 404 cases pending at December 31, 2006 to 222 cases pending at December 31, 2007, were 53 cases which had been previously counted in error and are included in “Defense judgments and dismissals” and “Total resolved cases”, so that the actual decrease for the year ended December 31, 2007 was 129 cases.

The number of asbestos-related claims made against the Company since 2003, as well as the number of cases pending at the end of each of those years, has reflected a general downward trend from 2003 through 2007. We believe that it is probable that this general trend will continue, although such continuance cannot be assured. The average indemnity paid on all resolved claims has fluctuated over the past five-year period ended December 31, 2007 from a high of $23,114 in 2007, to a low of $14,504 in 2006, with an average indemnity payment of $19,250 over the same five-year period. We believe that the sympathies of juries, the aggressiveness of the plaintiffs’ bar and the declining base of potential defendants as the result of business failures, have tended to increase payments on resolved cases. This tendency, we believe, has been mitigated by the declining pool of claimants resulting from death, and the likelihood that the most meritorious claims have been ferreted out by plaintiffs’ attorneys and that the newer cases being brought are not as meritorious nor do they have as high a potential for damages as do cases which were brought earlier. We have no reason to believe, therefore, that the average future indemnity payments will increase materially in the future.

In addition, direct defense costs per resolved claim increased from $8,514 in 2003 to $16,700 in 2007. We believe that these defense costs increased as a result of a change in legal counsel in 2004, and the more aggressive defense posture taken by new legal counsel since that change. We do not believe that the defense costs will increase materially in the future, and are projecting those costs to be approximately $13,500 per claim.

Based on the general trend of reducing asbestos-related injury claims made against the Company over the prior six calendar years, we projected in our Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2006 that there would be 924 asbestos-related injury claims made against the Company after December 31, 2006. The 924, in addition to the 404 claims existing as of December 31, 2006, totaled 1,328 current and future claims. Multiplying the average indemnity per resolved claim over the past six years of $19,131, times 1,328, we projected the probable future indemnity to be paid on those claims after December 31, 2006 to be equal to approximately $25 million. In addition, multiplying an estimated cost of defense per resolved claim of approximately $13,500 times 1,328, we projected the probable future defense costs to equal approximately $18 million. Accordingly, our total estimated future asbestos-related liability at December 31, 2006 was $43 million.

As of December 31, 2006, we projected that approximately 186 new asbestos-related claims would be commenced, and approximately 237 cases would be resolved, in 2007, resulting in an estimated 353 cases pending at December 31, 2007. Although the actual number of claims made in 2007 was 163 and the number of cases pending as of December 31, 2007 was 222, slightly less than we anticipated, we do not believe the differences are significant enough to re-evaluate our estimate. In addition, our future defense costs could be greater than projected, and such increase could partially offset any lower projection of liability which would result from such re-evaluation. Since we projected that an aggregate of 738 new cases would be commenced after December 31, 2007, and that 148 of these cases would be commenced in 2008, we estimated that an aggregate of 590 new cases would be commenced after December 31, 2008. Accordingly, we have projected the cases pending and projected to be commenced in the future at December 31, 2008, would be 897 cases. Multiplying 897 claims times the approximate average indemnity paid and defense costs incurred per resolved claim from 2002 through 2006 of $32,600, we estimated our liability for current and future asbestos-related claims at December 31, 2008 to be approximately $29,000,000. This amounts to a $7,000,000 reduction from the $36,000,000 liability we estimated as of December 31, 2007, or a $1,750,000 reduction per quarter in 2008.

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

Although defense costs are included in our insurance coverage, we expended $174,000, $304,000, $188,000, $215,000 and $296,000 in 2003, 2004, 2005, 2006 and 2007, respectively, to administer the asbestos claims and defend the ACE Lawsuit discussed below. These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies.

On February 23, 2005 ACE Property & Casualty Company ("ACE"), Central National Insurance Company of Omaha ("Central National") and Industrial Underwriters Insurance Company ("Industrial"), which are all related entities, filed a declaratory relief lawsuit (“the ACE Lawsuit”) against Metalclad Insulation Corporation (“Metalclad”) and a number of Metalclad's other liability insurers, in the Superior Court of the State of California, County of Los Angeles. ACE, Central National and Industrial issued umbrella and excess policies to Metalclad, which has sought and obtained from the plaintiffs both defense and indemnity under these policies for the asbestos lawsuits brought against Metalclad during the last four to five years. The ACE Lawsuit seeks declarations regarding a variety of coverage issues, but is centrally focused on issues involving whether historical and currently pending asbestos lawsuits brought against Metalclad are subject to either an "aggregate" limits of liability or separate "per occurrence" limits of liability. Whether any particular asbestos lawsuit is properly classified as being subject to an aggregate limit of liability depends upon whether or not the suit falls within the "products" or "completed operations" hazards found in most of the liability policies issued to Metalclad. Resolution of these classification issues will determine if, as ACE and Central National allege, their policies are nearing exhaustion of their aggregate limits and whether or not other Metalclad insurers who previously asserted they no longer owed any coverage obligations to Metalclad because of the claimed exhaustion of their aggregate limits, in fact, owe Metalclad additional coverage obligations. The ACE Lawsuit also seeks to determine the effect of the settlement agreement between the Company and Allstate Insurance Company on the insurance obligations of various other insurers of Metalclad, and the effect of the “asbestos exclusion” in the Allstate policy. The ACE Lawsuit does not seek any monetary recovery from Metalclad. Nonetheless, we anticipate that we will incur attorneys fees and other associated litigation costs in defending the lawsuit and any counter claims made against us by any other insurers, and in prosecuting any claims we may seek to have adjudicated regarding our insurance coverage. In addition, the ACE Lawsuit may result in our incurring costs in connection with obligations we may have to indemnify Allstate under a settlement agreement (See “Item 1 - Description of Business - Insurance and Bonding - Insurance Policy Settlement”). Allstate, in a cross-complaint filed against Metalclad Insulation Corporation in October, 2005, asked the court to determine the Company’s obligation to assume and pay for the defense of Allstate in the ACE Lawsuit under the Company’s indemnification obligations in the settlement agreement. The Company does not believe that it has any legal obligation to assume or pay for such defense.

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

Claim Against Former Employee, Etc.

In October 1999, we completed the sale of our operating businesses and development project located in Aguascalientes, Mexico. That sale specifically excluded those Mexican assets involved in the Company’s NAFTA claim which was settled in 2001. Under the terms of the sale we received an initial cash payment of $125,000 and recorded a receivable for $779,000, which has been fully reserved. On November 13, 2000, the Company filed a complaint in the Superior Court of California against a former employee, the U.S. parent of the buyer and its representative for breach of contract, fraud, collusion and other causes of action in connection with this sale seeking damages in the form of a monetary award. An arbitration hearing was held in September, 2002 in Mexico City, as requested by one of the defendants. This arbitration hearing was solely to determine the validity of the assignment of the purchase and sale agreement by the buyer to a company formed by the former employee defendant. The Superior Court action against the U.S. parent was stayed pending the Mexican arbitration. On April 8, 2003, the arbitrator ruled that the assignment was inexistent, due to the absence of our consent. In June 2003, the Court of Appeal for the State of California ruled that the U.S. parent was also entitled to compel a Mexican arbitration of the claims raised in our complaint. We are now prepared to pursue our claim in an arbitration proceeding for the aforementioned damages. No assurances can be given on the outcome.

In a related action, a default was entered against us in December, 2002, in favor of the same former employee referred to in the foregoing paragraph by the Mexican Federal Labor Arbitration Board, for an unspecified amount. The former employee was seeking in excess of $9,000,000 in damages as a result of his termination as an employee. The default was obtained without the proper notice being given to us, and was set aside in the quarter ended June 30, 2003. The Mexican Federal Labor Arbitration Board rendered a recommendation on December 13, 2004, to the effect that the former employee was entitled to an award of $350,000 from Entrx in connection with the termination of his employment. The award is in the form of a recommendation which has been affirmed by the Mexican Federal Court, but is only exercisable against assets of the Company located in Mexico. The Company has no material assets in Mexico. The award does not represent a collectible judgment against the Company in the United States. Since the Company has no material assets in Mexico, the likelihood of any liability based upon this award is remote, and we therefore believe that there is no potential liability to the Company at December 31, 2007 or 2006. The Company intends to continue to pursue its claims against the same employee for breach of contract, fraud, collusion and other causes of action in connection with the 1999 sale of one of the Company’s operating businesses in Mexico.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

Since February 16, 2005 our common stock has traded on the pink sheets under the symbol ENTX.PK. The following table sets forth, for the fiscal periods indicated, the high and low bid prices for the Common Stock as reported by Nasdaq or as quoted over-the-counter and recorded in the pink sheets. The bid prices represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commissions to the dealer. These bid prices may not reflect actual transactions.

	Bid Price
	High	Low
Fiscal Year Ended December 31, 2006
Quarter Ended March 31, 2006	$0.24	$0.13
Quarter Ended June 30, 2006	0.25	0.15
Quarter Ended September 30, 2006	0.35	0.18
Quarter Ended December 31, 2006	0.23	0.11

Fiscal Year Ended December 31, 2007
Quarter Ended March 31, 2007	$0.47	$0.16
Quarter Ended June 30, 2007	0.34	0.17
Quarter Ended September 30, 2007	0.38	0.16
Quarter Ended December 31, 2007	0.46	0.28

As of February 26, 2008, the closing bid price for the common shares in the pink sheets was $0.27.

Shareholders of Record

As of February 26, 2008, the approximate number of record holders of our Common Stock was 1,500.

Dividends

We have not paid any cash dividends on our Common Stock since our incorporation, and anticipate that, for the foreseeable future, earnings, if any, will continue to be retained for use in our business.

Unregistered Sales of Securities

The following table sets forth certain information regarding the sale of common stock by the Company during the calendar year 2007 in transactions which were not registered under the Securities Act of 1933 (the “Act”).

Date of Sale	Number of Shares Sold	Person(s) to Whom Sold	Consideration Paid	Exemption from Registration Relied Upon Under the Act(1)
3/9/2007	115,000 Shares	Members of the Board of Directors of Entrx Corporation (4 members) and Metalclad Insulation Corporation (1 member)	Services as directors, valued at $0.16 per share	Section 4(2) of the Securities Act of 1933, as a transaction not involving a public offering.

(1)
Each member of the Board of Directors of Entrx Corporation, the chief executive officer of Entrx and the Director of Metalclad Insulation Corporation are deemed to be “accredited investors” by reason of their offices.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Summary.

Our revenues increased from $19,517,000 in 2006 to $22,359,000 in 2007. Gross margin percentage increased from 14.8% in 2006 to 17.9% in 2007. Revenues increased primarily due to the Company obtaining new insulation services contracts, and hiring additional project managers which allows the Company to bid on more projects. The gross margin percentage increased for 2007 as compared with 2006 due to the Company recording an anticipated loss of $566,000 on a single project in 2006 which negatively impacted the gross margin in 2006. We anticipate that our revenues will continue to increase in 2008 due to the increase in our backlog at December 31, 2007 as compared to December 31, 2006, and anticipate that gross margin percentages in 2008 will approximate those in 2007.

We had net income of $622,000 in 2007. We had net income of $2,052,000 in 2006 primarily due to the operating income at Metalclad Insulation Corporation, a $1,725,000 gain recorded on the sale of a building, land and building improvements and $1,025,000 of income related to the settlement of lawsuits. An additional allowance of $1,084,000 on a shareholder note receivable partially offset the net income.

In an effort to increase shareholder value and to diversify from our insulation services business, we have made equity investments in several companies that are not in the insulation services business and which we believed had the ability to provide acceptable return on our investments. We have investments in the common stock of Catalytic Solutions, Inc., and the common stock of Clearwire Corporation, which we value at $450,000 and $540,000, respectively. Both of these companies are in the early stages of their business development. Our investments represent less than 5% ownership in each company and represent approximately 2.2% and 2.3% of the Company’s total assets at December 31, 2007 and 2006, respectively. Catalytic Solutions, Inc. manufactures and delivers proprietary technology that improves the performance and reduces the cost of catalytic converters. Catalytic’s common stock is traded on the AIM market in London under the symbol “CTS”. Clearwire Corporation is a provider of non-line-of-sight plug-and-play broadband wireless access systems. Clearwire’s common stock is traded on the NASDAQ market under the symbol “CLWR”. We also own 190,566 shares of the common stock of VioQuest Pharmaceuticals, Inc., the common stock of which is publicly traded on the NASD Bulletin Board under the symbol “VQPH”. Of the 190,566 shares, 75,000 shares are subject to options exercisable by one current and two former members of our Board of Directors at $1.25 per share. Any or all of these investments could be impaired in the future. See “Liquidity and Capital Resources.”

Our subsidiary, Metalclad Insulation Corporation, continues to be engaged in lawsuits involving asbestos-related injury or potential injury claims. The 163 claims made in 2007 were down from the 232 claims made in 2006. The average indemnity payment on all resolved claims during each of the past five years has fluctuated from a high of $23,114 in 2007, to a low of $14,504 in 2006. These claims are currently defended and covered by insurance. We have projected that our future liability for currently outstanding and estimated future asbestos-related claims was approximately $43,000,000 at December 31, 2006 and approximately $36,000,000 at December 31, 2007. We have determined that it is probable that we have sufficient insurance to provide coverage for both current and future projected asbestos-related injury claims. This determination assumes that the recent trend of reducing asbestos-related injury claims will continue, and that the average indemnity and direct legal costs of each resolved claim will not materially increase. The determination also assumes that the insurance companies live up to what we believe is their obligation to continue to cover our exposure with regards to these claims. Several affiliated insurance companies have brought a declaratory relief action against our subsidiary, Metalclad, as well as a number of other insurers, to resolve certain coverage issues. (See Item 3, “Legal Proceedings - Asbestos-related Claims”) In addition, we paid approximately $296,000 and $215,000 in 2007 and 2006, respectively, in legal fees to assess and monitor the asbestos-related claims, assess, to monitor our insurance coverage and insurance company activities involving the defense and payment of these claims, and to defend the ACE Lawsuit. We anticipate that this cost will continue.

Results of Operations

General. Our revenues have been generated primarily from insulation services and sales of insulation products and related materials in the United States.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006.

Revenue. Total revenues were $22,358,000 in 2007 as compared to $19,517,000 for 2006, an increase of 14.6%. The increase from 2007 to 2006 was primarily a result of the Company obtaining new insulation services contracts, and hiring additional project managers which allowed the Company to bid on more projects in 2007 and which ultimately increased the number of jobs in which we were the winning bidder.

Cost of Revenue and Gross Margin. Total cost of revenue for the year ended December 31, 2007 was $18,353,000 as compared to $16,638,000 for the year ended December 31, 2006, an increase of 10.3%. The gross margin as a percentage of revenue was approximately 17.9% for the year ended December 31, 2007 compared to 14.8% for the year ended December 31, 2006. The increase in the gross margin percentage during the year ended December 31, 2007 as compared with the year ended December 31, 2006 is primarily the result of the Company recording a charge of $566,000 related to an anticipated loss on a project during the year ended December 31, 2006. The increase in the cost of revenues for the year ended December 31, 2007 as compared to the year ended December 31, 2006 was primarily due to higher revenues as discussed above.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $3,291,000 for the year ended December 31, 2007 as compared to $2,401,000 for the year ended December 31, 2006, an increase of 37.1% due primarily to a increases in compensation expenses, performance bonuses, legal expenses and bad debt expense.

Other Operating Expense. For the year ended December 31, 2006, we increased our reserve against the note receivable from Blake Capital Partners, LLC (“Blake”) by $1,083,885 as a result of the non-payment of interest, bringing the net of the note receivable less the reserve down to $210,000, the approximate value of the collateral securing the note. During 2007, the Company canceled 500,000 shares of the Company’s common stock that were pledged as collateral on the note and applied the value of the stock, $115,000 against the outstanding note receivable balance. The Company is exploring its opportunities to obtain proceeds from the sale of 250,000 shares of VioQuest Pharmaceuticals, Inc. common stock (OTC Bulletin Board: VQPH), also pledged as collateral on the note. As such, the Company has continued to adjust the carrying value of the note receivable to the approximate value of the collateral securing the note at December 31, 2007, which has increased the reserve by $70,000 for the year ended December 31, 2007. (See “Liquidity and Capital Resources” under this Item 6 below).

Interest Income and Expense. Interest expense for the year ended December 31, 2007 was $10,000 as compared with interest expense of $107,000 for the year ended December 31, 2006. The decrease in 2007 as compared to 2006 was primarily due to the pay-off of debt after the sale of the Company’s California building during the year ended December 31, 2006. The note with Pandora Select Partners L.P. was also repaid in June 2006. Interest income decreased from $105,000 in the year ended December 31, 2006 to $60,000 in the year ended December 31, 2007, primarily due to the Company not recording any interest income on the note receivable from Blake Capital Partners, LLC in the second half of 2006 or the year ended December 31, 2007.

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

In an effort to increase shareholder value and to diversify from our insulation services business, we have made equity investments in several companies that are not in the insulation services business and which we believed had the ability to provide acceptable return on our investments. For the year ended December 31, 2007 we recognized an impairment charge of $80,000 related to our investment in VioQuest Pharmaceuticals, Inc. For the year ended December 31, 2006 we recognized an impairment charge of $91,000 related to our investment in VioQuest Pharmaceuticals, Inc. The impairment charges were due to the decline in the fair value below the cost basis that was judged to be other than temporary.

Net Income. We realized net income of $622,000 (or net income of $0.08 per share) for the year ended December 31, 2007, as compared to net income of $2,052,000 (or net income of $0.26 per share) for the comparable period ended December 31, 2006. The net income for the year ended December 31, 2006 was primarily due to the gain on the sale of our facilities in Anaheim, California, our settlement with Ventana Global Environmental Organizational Partnership, L.P. and North America Environmental Fund, L.P. and the improved operating results at Metalclad Insulation Corporation.

Liquidity and Capital Resources

As of December 31, 2007, we had $1,445,000 in cash and cash equivalents and $559,000 in available-for-sale securities. The Company had working capital of $5,402,000 as of December 31, 2007.

In an effort to increase shareholder value and to diversify from our insulation services business, we made an equity investment in Catalytic Solutions, Inc., that is not in the insulation services business and which we believed had the ability to provide acceptable return on our investment. We currently have an investment in Catalytic Solutions, Inc. which we value at $450,000. This company is in the early stages of its business development. Our investment represents less than 5% ownership and represents approximately 1.0% of the Company’s total assets at December 31, 2007. Catalytic Solutions, Inc. manufactures and delivers proprietary technology that improves the performance and reduces the cost of catalytic converters. Catalytic Solutions, Inc. is traded on the AIM market in London, England.

Cash used in continuing operations was $24,000 for 2007, compared with cash provided by continuing operations of $446,000 in 2006. For the year ended December 31, 2007 the negative cash flow from operations was primarily the result of an increase in accounts receivable and an increase in costs and estimated earnings in excess of billings on uncompleted contracts, partially offset by our net income and an increase in accounts payable and accrued expenses. The increase in accounts receivable is primarily due to an increase in revenues. For the year ended December 31, 2006 the positive cash flow from operations was primarily the result of our net income, a decrease in inventories, a decrease in other receivables and a gain on the settlement of the Ventana action. These sources of cash were partially offset by an increase in accounts receivable.

Net investing activities used $25,000 of cash in the year ended December 31, 2007, and provided $3,566,000 of cash in 2006. Additions to property and equipment used $64,000 and $171,000 in 2007 and 2006, respectively, primarily for our subsidiary, Metalclad Insulation Corporation. During the year ended December 31, 2007, cash of $39,000 was provided by proceeds from sales of assets. During the year ended December 31, 2006, cash of $3,738,000 was provided by proceeds from sales of assets, primarily related to the sale of the Company’s facilities in Anaheim, California.

Cash used in financing activities totaled $114,000 in 2007 compared with cash used in financing activities of $2,819,000 in 2006. During the year ended December 31, 2006, $2,831,000 of cash was used to repay the note payable to bank, the mortgage payable on the building we sold and the Company’s note to Pandora Select Partners L.P. Long-term borrowings provided $114,000 of cash in 2006 and payments on long-term borrowings used $114,000 and $102,000 of cash in 2007 and 2006, respectively.

In 2001, $1,250,000 was loaned to an affiliate of Wayne W. Mills, Blake Capital Partners, LLC (“Blake”) under a note (“Note”) secured by 500,000 shares of the Company’s common stock and any dividends received on those shares. At the time the loan was made, Mr. Mills was a principal shareholder of the Company, and was subsequently elected as the Company’s President and Chief Executive Officer. In November 2003, the Board of Directors of the Company negotiated an amendment to the security agreement (the “Amended and Restated Security Agreement”) which it believed to be beneficial to the Company. The Note as amended (the “New Note”) is in the principal amount of $1,496,370, and provided for an October 31, 2007 due date, with interest at 2% over the prime rate established by Wells Fargo Bank, NA in Minneapolis, Minnesota, adjusted on March 1 and September 1 of each year, instead of the 12% rate established in the Note. Interest only was payable commencing March 1, 2004, and at the end of each six-month period thereafter. The New Note is with full recourse to Blake Capital Partners, which had minimal assets, other than 350,000 shares of the Company’s common stock and 175,000 shares of VioQuest Pharmaceuticals, Inc., all of which, along with 150,000 shares of the Company’s common stock and 75,000 shares of VioQuest Pharmaceuticals, Inc. owned by Mr. Mills, had been held by the Company as collateral for the New Note. The Amended and Restated Security Agreement, unlike the original Security Agreement, did not require us, or permit Blake Capital Partners or Mr. Mills, to cancel the shares of the Company’s common stock held as collateral as full payment of the loan, or require us to apply the value of those cancelled shares at $2.50 per share against the principal balance of the amounts due. In addition, Mr. Mills has personally guaranteed the repayment of the New Note.

For the year ended December 31, 2006, we increased our reserve against the note receivable from Blake Capital Partners, LLC (“Blake”) by $1,083,885 as a result of the non-payment of interest, bringing the net of the note receivable less the reserve down to $210,000, the approximate value of the collateral securing the Note. In April 2007, the Company canceled 500,000 shares of the Company’s common stock that were pledged as collateral on the New Note and applied the $115,000 value of the stock against the outstanding New Note balance. The New Note was not repaid on the October 31, 2007 due date. As of December 31, 2007 the Company adjusted the net book value of the New Note to $25,000, the approximate value of the collateral securing the New Note. The Company is exploring its opportunities to obtain proceeds from the sale of the VioQuest Pharmaceuticals, Inc. common stock, also pledged as collateral on the note.

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

The number of asbestos-related cases which have been initiated naming us (primarily our subsidiary, Metalclad Insulation Corporation) as a defendant decreased to 351 in 2003, to 265 in 2004 and to 199 in 2005, but increased in 2006 to 232. The number decreased to 163 in 2007. At December 31, 2003, 2004, 2005, 2006 and 2007, there were, respectively, approximately 853, 710, 507, 404 and 222 cases pending. These claims are currently defended and covered by insurance.

Set forth below is a table for the years ended December 31, 2003, 2004, 2005, 2006 and 2007, which sets forth for each such period the approximate number of asbestos-related cases filed, the number of such cases resolved by dismissal or by trial, the number of such cases resolved by settlement, the total number of resolved cases, the number of filed cases pending at the end of such period, the total indemnity paid on all resolved cases, the average indemnity paid on all settled cases and the average indemnity paid on all resolved cases:

	2003	2004	2005		2006	2007
New cases filed	351	265	199		232	163
Defense judgments and dismissals	311	311	294	(3)	253	292	(3)
Settled cases	175	97	108		82	53
Total resolved cases (1)	486	408	402	(3)	335	345	(3)
Pending cases (1)	853	710	507	(2,3)	404	222	(3)
Total indemnity payments	$10,618,700	$6,366,750	$8,513,750		$4,858,750	$7,974,500
Average indemnity paid on settled cases	$60,678	$65,637	$78,831		$59,253	$150,462
Average indemnity paid on all resolved cases	$21,849	$15,605	$21,178	(2)	$14,504	$23,114

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
(3)    Of the decrease from 710 cases pending at December 31, 2004 to 507 cases pending at December 31, 2005, were 80 cases which had been previously counted in error and are included in “Defense judgments and dismissals” and “Total resolved cases”, so that the actual decrease over the year ended December 31, 2005 was 123 cases. Included in the decrease from 404 cases pending at December 31, 2006 to 222 cases pending at December 31, 2007, were 53 cases which had been previously counted in error and are included in “Defense judgments and dismissals” and “Total resolved cases”, so that the actual decrease for the year ended December 31, 2007 was 129 cases.

The number of asbestos-related claims made against the Company since 2003, as well as the number of cases pending at the end of each of those years, has reflected a general downward trend from 2003 through 2007. We believe that it is probable that this general trend will continue, although such continuance cannot be assured. The average indemnity paid on all resolved claims has fluctuated over the past five-year period ended December 31, 2007 from a high of $23,114 in 2007, to a low of $14,504 in 2006, with an average indemnity payment of $19,250 over the same five-year period. We believe that the sympathies of juries, the aggressiveness of the plaintiffs’ bar and the declining base of potential defendants as the result of business failures, have tended to increase payments on resolved cases. This tendency, we believe, has been mitigated by the declining pool of claimants resulting from death, and the likelihood that the most meritorious claims have been ferreted out by plaintiffs’ attorneys and that the newer cases being brought are not as meritorious nor do they have as high a potential for damages as do cases which were brought earlier. We have no reason to believe, therefore, that the average future indemnity payments will increase materially in the future.

In addition, direct defense costs per resolved claim increased from $8,514 in 2003 to $16,700 in 2007. We believe that these defense costs increased as a result of a change in legal counsel in 2004, and the more aggressive defense posture taken by new legal counsel since that change. We do not believe that the defense costs will increase materially in the future, and are projecting those costs to be approximately $13,500 per claim.

Based on the general trend of reducing asbestos-related injury claims made against the Company over the prior six calendar years, we projected in our Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2006 that there would be 924 asbestos-related injury claims made against the Company after December 31, 2006. The 924, in addition to the 404 claims existing as of December 31, 2006, totaled 1,328 current and future claims. Multiplying the average indemnity per resolved claim over the past six years of $19,131, times 1,328, we projected the probable future indemnity to be paid on those claims after December 31, 2006 to be equal to approximately $25 million. In addition, multiplying an estimated cost of defense per resolved claim of approximately $13,500 times 1,328, we projected the probable future defense costs to equal approximately $18 million. Accordingly, our total estimated future asbestos-related liability at December 31, 2006 was $43 million.

As of December 31, 2006, we projected that approximately 186 new asbestos-related claims would be commenced, and approximately 237 cases would be resolved, in 2007, resulting in an estimated 353 cases pending at December 31, 2007. Although the actual number of claims made in 2007 was 163, and the number of cases pending as of December 31, 2007 was 222, slightly less than we anticipated, we do not believe the differences are significant enough to re-evaluate our estimate. In addition, our future defense costs could be greater than projected, and such increase could partially offset any lower projection of liability which would result from such re-evaluation. Since we projected that an aggregate of 738 new cases would be commenced after December 31, 2007, and that 148 of these cases would be commenced in 2008, we estimated that an aggregate of 590 new cases would be commenced after December 31, 2008. Accordingly, we have projected the cases pending and projected to be commenced in the future at December 31, 2008, would be 897 cases. Multiplying 897 claims times the approximate average indemnity paid and defense costs incurred per resolved claim from 2002 through 2006 of $32,600, we estimated our liability for current and future asbestos-related claims at December 31, 2008 to be approximately $29,000,000. This amounts to a $7,000,000 reduction from the $36,000,000 liability we estimated as of December 31, 2007, or a $1,750,000 reduction per quarter in 2008.

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

We intend to re-evaluate our estimate of future liability for asbestos claims at the end of each fiscal year, or whenever actual results are materially different from our estimates, integrating our actual experience in that fiscal year with that of prior fiscal years. We estimate that the effects of economic inflation on either the average indemnity payment or the projected direct legal expenses will be approximately equal to a discount rate applied to our future liability based upon the time value of money. It is probable that we have adequate insurance to cover current and future asbestos-related claims, although such coverage cannot be assured.

Although defense costs are included in our insurance coverage, we expended $174,000, $304,000, $188,000, $215,000 and $296,000 in 2003, 2004, 2005, 2006 and 2007, respectively, to administer the asbestos claims and defend the ACE Lawsuit discussed below. These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies.

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

We have engaged legal counsel to review all of our known insurance policies, and to provide us with the amount of coverage which such counsel believes to be probable under those policies for current and future asbestos-related injury claims against us. Such legal counsel has provided us with its opinion of the minimum probable insurance coverage available to satisfy asbestos-related injury claims, which significantly exceeds our estimated $36 million future liability for such claims as of December 31, 2007. Accordingly, we have included $36,000,000 and $43,000,000 of such insurance coverage receivable as an asset on our 2007 and 2006 balance sheets, respectively.

On February 23, 2005 ACE Property & Casualty Company ("ACE"), Central National Insurance Company of Omaha ("Central National") and Industrial Underwriters Insurance Company ("Industrial"), which are all related entities, filed a declaratory relief lawsuit (“the ACE Lawsuit”) against Metalclad Insulation Corporation (“Metalclad”) and a number of Metalclad's other liability insurers, in the Superior Court of the State of California, County of Los Angeles. ACE, Central National and Industrial issued umbrella and excess policies to Metalclad, which has sought and obtained from the plaintiffs both defense and indemnity under these policies for the asbestos lawsuits brought against Metalclad during the last four to five years. The ACE Lawsuit seeks declarations regarding a variety of coverage issues, but is centrally focused on issues involving whether historical and currently pending asbestos lawsuits brought against Metalclad are subject to either an "aggregate" limits of liability or separate "per occurrence" limits of liability. Whether any particular asbestos lawsuit is properly classified as being subject to an aggregate limit of liability depends upon whether or not the suit falls within the "products" or "completed operations" hazards found in most of the liability policies issued to Metalclad. Resolution of these classification issues will determine if, as ACE and Central National allege, their policies are nearing exhaustion of their aggregate limits and whether or not other Metalclad insurers who previously asserted they no longer owed any coverage obligations to Metalclad because of the claimed exhaustion of their aggregate limits, in fact, owe Metalclad additional coverage obligations. The ACE Lawsuit also seeks to determine the effect of the settlement agreement between the Company and Allstate Insurance Company on the insurance obligations of various other insurers of Metalclad, and the effect of the “asbestos exclusion” in the Allstate policy. The ACE Lawsuit does not seek any monetary recovery from Metalclad. Nonetheless, we anticipate that we will incur attorneys fees and other associated litigation costs in defending the lawsuit and any counter claims made against us by any other insurers, and in prosecuting any claims we may seek to have adjudicated regarding our insurance coverage. In addition, the ACE Lawsuit may result in our incurring costs in connection with obligations we may have to indemnify Allstate under a settlement agreement (See “Item 1 – Description of Business – Insurance and Bonding – Insurance Policy Settlement”). Allstate, in a cross-complaint filed against Metalclad Insulation Corporation in October, 2005, asked the court to determine the Company’s obligation to assume and pay for the defense of Allstate in the ACE Lawsuit under the Company’s indemnification obligations in the settlement agreement. The Company does not believe that it has any legal obligation to assume or pay for such defense.

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

The following summarizes our contractual obligations at December 31, 2007. The long-term debt consists of various notes payable to a finance company for vehicles used in the ordinary course of the Company’s insulation business (See Note 9).

	Total	1 Year or Less	1-3 Years	4-5 Years	Over 5 Years
Long-term debt	$245,470	$113,000	$132,470	$-	$-
Non-cancelable leases	865,224	162,972	518,832	183,420	-
Estimated interest payments	5,488	3,208	2,280	-	-
Total	$1,116,182	$279,180	$653,582	$183,420	$-

During 2007 and 2006, we did not pay or declare any cash dividends and do not intend to pay any cash dividends in the near future.

The Company projects that cash flow generated through the operations of its subsidiary, Metalclad Insulation Corporation, and the Company’s cash balance at December 31, 2007, will be sufficient to meet the Company’s cash requirements for at least the next twelve months.

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

Significant Accounting Policies

Our critical accounting policies are those both having the most impact to the reporting of our financial condition and results, and requiring significant judgments and estimates. Our critical accounting policies include those related to (a) revenue recognition, (b) investments in unconsolidated affiliates, (c) allowances for uncollectible notes and accounts receivable, (d) judgments and estimates used in determining the need for an accrual, and the amount, of our asbestos liability, and (e) evaluation and estimates of our probable insurance coverage for asbestos-related claims. Revenue recognition for fixed price insulation installation and asbestos abatement contracts are accounted for by the percentage-of-completion method, wherein costs and estimated earnings are included in revenues as the work is performed. If a loss on a fixed price contract is indicated, the entire amount of the estimated loss is accrued when known. Revenue recognition on time and material contracts is recognized based upon the amount of work performed. We have made investments in companies which can still be considered to be in the startup or development stages. We monitor these investments for impairment considering factors such as the severity and duration of any decline in fair value, our ability and intent to retain our investment for a period of time sufficient to allow for a recovery of market value and based on the financial condition and near-term prospects of these companies. We make appropriate reductions in carrying values if we determine an impairment charge is required. These investments are inherently risky, as the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. Notes and accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on our evaluation of the financial condition of the noteholder or customer. Future changes in the financial condition of a note payee or customer may require an adjustment to the allowance for uncollectible notes and accounts receivable. We have estimated the probable amount of future claims related to our asbestos liability and the probable amount of insurance coverage related to those claims. We offset proceeds received from our insurance carriers resulting from claims of personal injury allegedly related to asbestos exposure against the payment issued to the plaintiff. The cash from the insurance company goes directly to the plaintiff, so we never have access to this cash. We never have control over any of the funds the insurance company issues to the plaintiff. Once a claim is settled, payment of the claim is normally made by the insurance carrier or carriers within 30 to 60 days. Changes in any of the judgments and estimates could have a material impact on our financial condition and results of operations.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. We are evaluating the impact, if any, that the adoption of SFAS No. 157 will have on our financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS 159 permits entities to choose to measure certain financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect to elect to apply SFAS 159 to its financial assets and liabilities. Therefore, SFAS 159 is expected to have no impact on the Company's financial position and results of operations.

Effective January 1, 2007, the Company adopted FASB Interpretation (FIN) No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes”. The adoption of FIN No. 48 had no material impact on the financial position or results of operations for the year ended December 31, 2007.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices under SFAS No. 141, Business Combinations, some of which could have a material impact on how an entity accounts for its business combinations. SFAS 141(R) also requires additional disclosure of information surrounding a business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively to business combinations for which the acquisition date is on or after December 15, 2008. The provisions of SFAS 141(R) will only impact the Company if it is party to a business combination after the pronouncement has been adopted.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements - an amendment of ARB No. 51. SFAS 160 requires entities to report non-controlling minority interests in subsidiaries as equity in consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not believe that SFAS 160 will have any impact on its financial position or results of operations since none of its subsidiaries are owned by minority interests.

Item 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
Entrx Corporation and subsidiaries
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Entrx Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entrx Corporation and subsidiaries as of December 31, 2007 and 2006 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota
March 10, 2008

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$1,444,883	$1,607,580
Available-for-sale securities	559,436	99,094
Accounts receivable, less allowance for doubtful accounts of $80,000 and $15,000 as of December 31, 2007 and December 31, 2006, respectively	5,466,889	4,052,823
Costs and estimated earnings in excess of billings on uncompleted contracts	631,625	364,981
Inventories	107,118	27,763
Prepaid expenses and other current assets	273,156	191,309
Insurance claims receivable	7,000,000	8,000,000
Shareholder note receivable, net of allowance of $1,356,000 and $1,286,000 as of December 31, 2007 and 2006, respectively	25,000	210,000
Other receivables	180,015	374,175
Total current assets	15,688,122	14,927,725

Property, plant and equipment, net	366,954	331,041
Investments in unconsolidated affiliates	450,000	1,206,889
Insurance claims receivable	29,000,000	35,000,000
Other assets	193,540	201,560
Total Assets	$45,698,616	$51,667,215

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$113,000	$89,327
Accounts payable	1,251,423	946,417
Accrued expenses	1,859,048	1,486,082
Reserve for asbestos liability claims	7,000,000	8,000,000
Billings in excess of costs and estimated earnings on uncompleted contracts	62,394	106,353
Total current liabilities	10,285,865	10,628,179

Long-term debt, less current portion	132,470	67,762
Reserve for asbestos liability claims	29,000,000	35,000,000
Total liabilities	39,418,335	45,695,941

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $1; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.10; 80,000,000 shares authorized; 7,616,147 issued and outstanding at December 31, 2007 and 8,455,947 and 8,001,147 issued and outstanding, respectively, at December 31, 2006	807,095	845,595
Additional paid-in capital	69,821,881	70,260,746
Less treasury stock at cost, 454,800 shares at December 31, 2006	-	(380,765)
Accumulated deficit	(64,132,186)	(64,754,302)
Accumulated other comprehensive loss	(216,509)	-
Total shareholders’ equity	6,280,281	5,971,274
Total Liabilities and Shareholders’ Equity	$45,698,616	$51,667,215

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2007	2006

Contract revenues	$22,358,764	$19,517,250

Contract costs and expenses	18,352,750	16,638,105

Gross margin	4,006,014	2,879,145

Operating expenses:
Selling, general and administrative	3,290,670	2,400,799
Change in allowance on shareholder note receivable	70,000	1,083,885
Gain on disposal of property, plant and equipment	(6,957)	(1,294)
Total operating expenses	3,353,713	3,483,390

Operating income (loss)	652,301	(604,245)

Interest income	59,720	104,882
Interest expense	(9,867)	(107,150)
Gain on sale of building, land and building improvements	-	1,724,980
Other income - settlements	-	1,025,000
Impairment charge on available-for-sale securities	(80,038)	(91,472)

Net income	622,116	2,051,995

Other comprehensive loss
Unrealized losses on available-for-sale securities	(216,509)	-

Comprehensive income	$405,607	$2,051,995

Weighted average number of common shares — basic and diluted	7,721,065	7,979,640

Net income per common share — basic and diluted	$0.08	$0.26

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2007 and 2006

	Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Income (loss)	Equity

Balance at December 31, 2005	7,951,147	$840,595	$70,257,746	454,800	$(380,765)	$(66,806,297)	$(47,641)	$3,863,638

Reclassification adjustment for losses recognized in net income	-	-	-	-	-	-	47,641	47,641
Common stock issued in exchange for services	50,000	5,000	3,000	-	-	-	-	8,000
Net income	-	-	-	-	-	2,051,995	-	2,051,995

Balance at December 31, 2006	8,001,147	845,595	70,260,746	454,800	(380,765)	(64,754,302)	-	5,971,274

Unrealized loss on available-for-sale securities	-	-	-	-	-	-	(216,509)	(216,509)
Common stock issued in exchange for services	115,000	11,500	6,900	-	-	-	-	18,400
Cancellation of treasury stock	-	-	(380,765)	(454,800)	380,765	-	-	-
Cancellation of common stock held as collateral on shareholder note receivable	(500,000)	(50,000)	(65,000)	-	-	-	-	(115,000)
Net income	-	-	-	-	-	622,116	-	622,116

Balance at December 31, 2007	7,616,147	$807,095	$69,821,881	-	$-	$(64,132,186)	$(216,509)	$6,280,281

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006
Cash flows from operating activities:
Net income	$622,116	$2,051,995
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	198,239	171,768
Gain on disposal of property, plant and equipment	(6,957)	(1,726,274)
Impairment charge on investments	80,038	91,472
Change in allowance for doubtful accounts	65,000	4,388
Allowance on shareholder note receivable	70,000	1,036,370
Net interest income recorded on shareholder note receivable	-	42,513
Common stock issued for services	18,400	8,000
Changes in operating assets and liabilities:
Accounts receivable, net	(1,479,066)	(1,140,706)
Costs and estimated earnings in excess of billings on uncompleted contracts	(266,644)	(171,750)
Inventories	(79,355)	107,628
Prepaid expenses and other current assets	(81,847)	52,055
Other receivables	194,160	123,448
Other assets	8,020	(125,964)
Accounts payable and accrued expenses	677,972	(8,165)
Billings in excess of costs and estimated earnings on uncompleted contracts	(43,959)	(70,288)
Net cash (used in) provided by operating activities	(23,883)	446,490

Cash flows from investing activities:
Capital expenditures	(63,919)	(171,199)
Proceeds from sale of property, plant and equipment, net of expenses	38,800	3,737,621
Net cash (used in) provided by investing activities	(25,119)	3,566,422

Cash flows from financing activities:
Proceeds from long-term debt	-	114,178
Payments on note payable to bank	-	(775,000)
Payments on long-term debt	(113,695)	(102,258)
Payments on note payable	-	(554,969)
Payments on mortgage payable	-	(1,500,678)
Net cash provided by (used in) financing activities	(113,695)	(2,818,727)

Increase (decrease) in cash and cash equivalents	(162,697)	1,194,185
Cash and cash equivalents at beginning of year	1,607,580	413,395
Cash and cash equivalents at end of year	$1,444,883	$1,607,580
Non-cash investing and financing activities:
Acquisition of property, plant and equipment in exchange for notes payable	$202,076	$-
See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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

	Aggregate fair value	Gross unrealized gains	Gross unrealized losses	Cost
Available for sale securities – December 31, 2007	$559,436	$-	$216,509	$775,945
Available for sale securities – December 31, 2006	$99,094	$-	$-	$99,094

The Company's net unrealized holding loss was $216,509 and $0 for the years ended December 31, 2007 and 2006, respectively.

On an ongoing basis, the Company evaluates its investments in available-for-sale securities to determine if a decline in fair value is other-than-temporary. When a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. Considering the severity and duration of the decline in fair value and the financial condition and near-term prospects of one of our investments, we recognized an other than temporary impairment charge in the amount of $80,038 during the year ended December 31, 2007.

The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007.

	Less than 12 Months		12 Months or Greater			Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable equity securities	$559,436	$(216,509)	$-	$-	$559,436	$(216,509)
Total	$559,436	$(216,509)	$-	$-	$559,436	$(216,509)

The Company also has a minority investment in a company. This investment is included in investments in unconsolidated affiliates on the Consolidated Balance Sheets and is carried at cost unless the fair value of the investment below the cost basis is judged to be other-than-temporary. The Company monitors this investment for impairment on an ongoing basis (see Note 5).

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

Financial Instruments

The carrying amounts for all financial instruments approximate fair value. The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments. The fair value of the Company’s long-term debt approximates the carrying amount based upon the Company's expected borrowing rate for debt with similar remaining maturities and comparable risk.

Inventories

Inventories, which consist principally of insulation products and related materials, are stated at the lower of cost (determined on the first-in, first-out method) or market.

Depreciation and Amortization

Property, plant and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of related assets which range from three to five years for machinery and equipment. Maintenance, repairs and minor renewals are expensed when incurred.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs totaled approximately $15,265 and $684 for the years ended December 31, 2007 and 2006, respectively.

Revenue Recognition

Fixed price insulation installation and asbestos abatement contracts are accounted for by the percentage-of-completion method wherein costs and estimated earnings are included in revenues as the work is performed. If a loss on a fixed price contract is indicated, the entire amount of the estimated loss is accrued when known. Time and material contracts are accounted for under a cost plus fee basis. Retentions by customers under contract terms are due at contract completion. The Company did not have any claims revenue during the years ended December 31, 2007 and 2006.

The Company has both one and multi-year maintenance contracts. These contracts are billed monthly for the amount of work performed (time and materials with pre approval daily by the customer) and revenue is recognized accordingly.

Income/Loss Per Share

The Company computes income (loss) per share in accordance with Statement of Financial Accounting Standards (“SFAS”) 128, “Earnings Per Share”. This statement requires the presentation of both basic and diluted net income (loss) per share for financial statement purposes. Basic net income (loss) per share is computed by dividing the net income (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted net income (loss) per share includes the effect of the potential shares outstanding, including dilutive stock options and warrants using the treasury stock method. Options and warrants totaling 2,291,630 and 2,295,710 shares were excluded from the computation of diluted earnings per share for the years ended December 31, 2007 and 2006, respectively, as their exercise price exceeded the average market price of the Company’s common stock. Following is a reconciliation of basic and diluted net income (loss) per share:

	2007	2006
Basic net income per common share
Net income	$622,116	$2,051,995
Weighted average shares outstanding	7,721,065	7,979,640
Basic net income per common share	$0.08	$0.26

Diluted net income per common share
Net income	$622,116	$2,051,995
Weighted average shares outstanding	7,721,065	7,979,640
Effect of dilutive securities	-	-
Weighted average shares outstanding	7,721,065	7,979,640
Diluted net income per common share	$0.08	$0.26

Legal Costs

The Company expenses its legal costs as incurred.

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. We implemented SFAS No. 123(R) on January 1, 2006 using the modified prospective method. SFAS 123(R) did not have an impact on the Company’s consolidated financial statements since all of the Company’s outstanding stock options were fully vested at December 31, 2005 and no additional options were granted through December 31, 2007.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and contract receivables. Contract receivables are concentrated primarily with refineries and utility companies located in Southern California. Historically, the Company’s credit losses have been insignificant.

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

Comprehensive Income

SFAS 130, “Reporting Comprehensive Income” establishes rules for the reporting of comprehensive income (loss) and its components. Comprehensive income (loss) consists of net income (loss), and unrealized gains (losses) on available-for-sale securities. During the years ended December 31, 2007 and 2006, the Company recorded other comprehensive loss of $216,509 and $0, respectively, for unrealized losses on available-for-sale securities (net of reclassification adjustment of $47,641 for the year ended December 31, 2006). Since the Company has various net operating loss carry forwards, the amounts related to other comprehensive income (loss) for all periods presented are shown without any income tax provision or benefit.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. We are evaluating the impact, if any, that the adoption of SFAS No. 157 will have on our financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS 159 permits entities to choose to measure certain financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect to elect to apply SFAS 159 to its financial assets and liabilities. Therefore, SFAS 159 is expected to have no impact on the Company's financial position and results of operations.

Effective January 1, 2007, the Company adopted FASB Interpretation (FIN) No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes”. The adoption of FIN No. 48 had no material impact on the financial position or results of operations for the year ended December 31, 2007.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices under SFAS No. 141, Business Combinations, some of which could have a material impact on how an entity accounts for its business combinations. SFAS 141(R) also requires additional disclosure of information surrounding a business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively to business combinations for which the acquisition date is on or after December 15, 2008. The provisions of SFAS 141(R) will only impact the Company if it is party to a business combination after the pronouncement has been adopted.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements - an amendment of ARB No. 51. SFAS 160 requires entities to report non-controlling minority interests in subsidiaries as equity in consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not believe that SFAS 160 will have any impact on its financial position or results of operations since none of its subsidiaries are owned by minority interests.

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

NOTE 2 – CURTOM-METALCLAD

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

Curtom-Metalclad is considered by us to be a Variable Interest Entity (VIE) and, as such, the Company consolidates Curtom-Metalclad since we consider the Company to be the primary beneficiary. At December 31, 2007, Curtom-Metalclad had assets of $14,000 (all cash) and partners’ equity of $14,000. Curtom-Metalclad did not have any liabilities at December 31, 2007.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at December 31:

	2007	2006
Billed
Completed contracts	$1,441,653	$655,623
Contracts in process	466,590	703,850
Time and material work	3,555,965	2,421,061
Material sales	3,765	8,784
Unbilled retainage	78,916	278,505
	5,546,889	4,067,823
Less: Allowance for doubtful accounts	(80,000)	(15,000)
	$5,466,889	$4,052,823

NOTE 4 – COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consisted of the following at December 31:

	2007	2006
Costs incurred on uncompleted contracts	$8,407,635	$9,963,088
Estimated earnings (loss)	2,008,008	(23,431)
	10,415,643	9,939,657
Less billings to date	(9,846,412)	(9,681,029)
	$569,231	$258,628

The above information is presented in the balance sheet as follows:

	2007	2006
Costs and estimated earnings in excess of billings on uncompleted contracts	$631,625	$364,981
Billings in excess of costs and estimated earnings on uncompleted contracts	(62,394)	(106,353)
	$569,231	$258,628

NOTE 5 - INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company owns 384,084 shares of the common stock of Catalytic Solutions, Inc. (“Catalytic Solutions”). Catalytic Solutions is a materials science technology company focused on applying its technology to improve the performance and reduce the cost of automotive catalytic converters. In November 2006, the common stock of Catalytic Solutions began trading on the AIM market in London, England. The Company has determined that the AIM market is not of the breadth and scope of the United States markets and therefore a fair market value for the investment is not readily determinable as required by FAS 115. Due to the lack of a readily determinable fair market value, the Company has continued to carry the investment at cost as an investment in an unconsolidated affiliate. In evaluating the carrying value of our investment in Catalytic we consider whether there has been an “impairment indicator” as discussed in Emerging Issues Task Force 03-1 “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”. We determined that there had not been an impairment indicator during the years ended December 31, 2007 and 2006.

The Company’s investment in Clearwire Corporation was previously accounted for under the cost method, and was reclassified to available-for-sale securities upon Clearwire’s initial public offering in the first quarter of 2007.

The Company’s investments in unconsolidated affiliates consisted of the following:

	December 31,
	2007	2006
Clearwire Corporation	$-	$756,889
Catalytic Solutions, Inc.	450,000	450,000
	$450,000	$1,206,889

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
	2007	2006
Machinery and equipment	$539,519	$515,170
Leasehold improvements	35,073	32,092
Automotive equipment	619,411	498,414
	1,194,003	1,045,676

Less accumulated depreciation and amortization	(827,049)	(714,635)
	$366,954	$331,041

Depreciation and amortization expense for the years ended December 31, 2007 and 2006 was $198,239 and $171,768, respectively.

NOTE 7 – SALE OF FACILITIES

The Company signed an agreement in December 2005 to sell its facilities in Anaheim, California for $3,900,000. The sale of the building was completed in April 2006 and the Company recorded a gain on the sale of $1,725,000.

NOTE 8 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2007	2006
Wages, bonuses and taxes	$677,096	$374,449
Union dues	462,483	261,022
Accounting and legal fees	42,000	31,877
Insurance	61,147	158,094
Insurance settlement reserve	375,000	375,000
Inventory purchases	44,871	55,133
Other	196,451	230,507
	$1,859,048	$1,486,082

NOTE 9 – LONG-TERM DEBT

Long-term debt consists of various notes payable to finance companies for vehicles used in the ordinary course of the Company’s insulation business. The notes are collateralized by the vehicles and bear interest at rates ranging from 0% to 8.99% for a period of 36 months with the last payment due in 2010. Principal maturities over the next five years are as follows:

Year ending December 31,

2008	$113,000
2009	89,025
2010	43,445
2011	-
2012	-
Totals	245,470

Less current portion	(113,000)
Long-term portion	$132,470

NOTE 10 - INCOME TAXES

The major deferred tax items are as follows:

	December 31,
	2007	2006
Assets:
Allowances established against realization of certain assets	$1,344,000	$1,280,000
Net operating loss carryforwards	12,145,000	12,527,000
Liabilities:
Accrued liabilities and other	(4,000)	(20,000)
	13,485,000	13,787,000
Valuation allowance	(13,485,000)	(13,787,000)
	$-	$-

The decrease in valuation allowance was $302,000 and $799,000 for the years ended December 31, 2007 and 2006, respectively.

Income tax computed at the U.S. federal statutory rate reconciled to the effective tax rate is as follows for the years ended December 31:

	2007	2006
Federal statutory tax rate	35.0%	35.0%
State tax, net of federal benefit	5.0%	5.0%
Change in valuation allowance	(44.6)%	(40.9)%
Permanent differences	4.6%	0.9%
Effective tax rate	0.0%	0.0%

At December 31, 2007, the Company has available for U.S. federal income tax purposes net operating loss carry-forwards of approximately $30,363,000. These carryforwards expire in the years 2011 through 2025. The ultimate utilization of the net operating loss carryforwards may be limited in the future due to changes in the ownership of the Company. This limitation, if applicable, has not been determined by the Company.

The realization of the Company’s deferred tax assets is dependent upon the Company’s ability to generate taxable income in the future. The Company has recorded a 100% valuation allowance against all of the deferred tax assets due to the uncertainty regarding their realizability.

The Company adopted FIN 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 effective January 1, 2007. Upon adoption, the Company recognized no liability for unrecognized tax benefits. The Company’s tax returns are open to examination by tax authorities for the tax years 2004 through 2007. The Company has elected to recognize interest on tax deficiencies as interest expense and income tax penalties as selling, general and administrative expense. For the year ended December 31, 2007, the Company recognized no interest and penalties.

NOTE 11 - SHAREHOLDERS’ EQUITY

Stock Options

On March 24, 1993, the Company adopted an omnibus stock option plan (the “1993 Plan”) which authorized options to acquire 100,000 shares of the Company’s common stock. At December 31, 2007, there were options outstanding under the 1993 Plan for 4,730 shares, and no shares available for grant. These options expire 10 years from the date of the grant. Under the terms of the plan, the Board of Directors had the authority to grant options and other stock-based awards to key employees to purchase shares of the Company’s common stock. The options were exercisable at such times, in installments or otherwise, as the Board of Directors determined.

On May 15, 1997, the Company adopted an omnibus stock option plan (the “1997 Plan”) which authorized options to acquire 600,000 shares of the Company’s common stock. At December 31, 2007, there were 450,000 options outstanding under this plan and 150,000 options available for grant. These options expire 10 years from the date of the grant. Under the terms of the plan, the Board of Directors may grant options and other stock-based awards to key employees to purchase shares of the Company’s common stock. The options are exercisable at such times, in installments or otherwise, as the Board of Directors may determine.

On November 20, 2001, the Company adopted an omnibus stock option plan (the “2000 Plan”) which authorized options to acquire 2,000,000 shares of the Company’s stock. At December 31, 2007, there were options outstanding under the 2000 Plan for 1,672,900 shares and 327,100 shares available for grant. These options expire 10 years from date of grant. The terms of the 2000 Plan are the same as the 1997 Plan. Under the terms of the plan, the stock option committee may grant options and other stock-based awards to key employees and members of the board of directors to purchase shares of the Company’s common stock. The options are exercisable at such times, in installments or otherwise, as the stock option committee may determine.

At December 31, 2007, there were options that were granted outside of the stock option plans outstanding to acquire 64,000 shares of the Company’s stock. The options are exercisable at $15.00 per share.

The following is a summary of options granted:

	Year Ended December 31,
	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of the year	2,195,710	$2.61	2,234,040	$3.09
Granted	-	-	-	-
Exercised	-	-	-	-
Canceled	(4,080)	14.08	(38,330)	30.55
Options outstanding at end of the year	2,191,630	$2.59	2,195,710	$2.61

Options Exercisable	2,191,630	$2.59	2,195,710	$2.61

There is no intrinsic value at December 31, 2007 for outstanding or exercisable options.

Options Outstanding				Options Exercisable
Range of exercise prices	Number outstanding as of 12/31/07	Weighted average remaining contractual life in years	Weighted Average exercise price	Number exercisable as of 12/31/07	Weighted Average exercise price
$0.50	250,000	1.89	$0.50	250,000	$0.50
$0.55 - $1.20	209,500	2.15	$0.87	209,500	$0.87
$2.00	510,000	3.44	$2.00	510,000	$2.00
$2.50	283,400	1.24	$2.50	283,400	$2.50
$3.00	870,000	2.39	$3.00	870,000	$3.00
$12.50 - $15.00	68,730	0.09	$14.98	68,730	$14.98
$0.50 - $15.00	2,191,630	2.33	$2.59	2,191,630	$2.59

On November 7, 2002 the Company issued options to purchase a total of 75,000 shares of its available-for-sale securities holdings in VioQuest Pharmaceuticals, Inc., to two former and one current members of the Company’s Board of Directors. The options, which are fully vested, have an exercise price of $1.25 per share and terminate on November 5, 2009.

Stock Purchase Warrants

In connection with various debt offerings, stock placements and services provided, the Company has issued various stock purchase warrants. All such warrants were issued at prices which approximated or exceeded fair market value of the Company’s common stock at the date of grant and are exercisable at various dates through July, 2009. At December 31, 2007 and 2006, the weighted average exercise price for warrants outstanding was $0.63.

Summarized information for stock purchase warrants is as follows:

	Number of Warrants	Price per share

Warrants outstanding at December 31, 2005	775,000	$0.50 - $1.50
Cancelled	(675,000)	$1.50

Warrants outstanding at December 31, 2006	100,000	$0.50 - $0.75

Warrants outstanding at December 31, 2007	100,000	$0.50 - $0.75

Common Stock

During the year ended December 31, 2006, the Company issued an aggregate of 50,000 shares to four members of the Company’s board of directors and to the one member of Metalclad Insulation’s board of directors. The shares issued to the board members had a value of $8,000, based upon the market price at the date of issuance.

During the year ended December 31, 2007, the Company issued an aggregate of 115,000 shares to four members of the Company’s board of directors and to the one member of Metalclad Insulation’s board of directors. The shares issued to the board members had a value of $18,400, based upon the market price at the date of issuance.

NOTE 12 - EMPLOYEE BENEFIT PLANS

Effective January 1, 1990, the Company established a contributory profit sharing and thrift plan for all salaried employees. Discretionary matching contributions may be made by the Company based upon participant contributions, within limits provided for in the plan. No Company contributions were made in the years ended December 31, 2007 and 2006.

Additionally, the Company participates in several multi-employer plans, which provide defined benefits to union employees of its participating companies. The Company makes contributions determined in accordance with the provisions of negotiated labor contracts. Company contributions were $717,233 and $621,106 for the years ended December 31, 2007 and 2006, respectively.

NOTE 13 - SIGNIFICANT CUSTOMERS

Sales for the year ended December 31, 2007 to Jacobs Field Services North America, Inc. were approximately $3,884,000, representing 17.4% of total revenues and to ARB, Inc. were approximately $4,008,000 representing 17.9% of total revenues. Accounts receivable from Southern California Edison Company was approximately $694,000, from ARB, Inc. was $1,516,000 and from Jacobs Field Services North America, Inc. was approximately $992,000 at December 31, 2007.

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

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Collective Bargaining Agreements

Approximately 90% of the Company’s employees are covered under collective Bargaining Agreements. In August, 2004 a new “Basic Agreement” was signed with Local No. 5 of the International Association of Heat and Frost Insulators and Asbestos Workers that expires in September 2008. The new “Basic Agreement” included a “Maintenance Agreement” as an addendum. Approximately 95% of the Company’s hourly employees are covered by the Local No. 5 agreement. An agreement with the Laborers Local 300 was signed in January 2007 and expires in December 2009. Approximately 5% of the Company’s hourly employees are covered by the Labors Local 300 agreement.

Leases

In February 2002, the headquarters of the Company was moved to Minneapolis, Minnesota. The Company is leasing the Minneapolis facility on a month-to-month basis.

Due to the sale of the Company’s facilities in Anaheim, California on April 20, 2006, the Company leased the facilities back for eight months at a market rate of $21,800 per month. In December 2006 our wholly owned subsidiary, Metalclad Insulation Corporation, executed a lease for a facility in Fullerton, California. The Company has leased this facility through December 31, 2011 at a rate of $13,500 per month with yearly rent increases of approximately 3% per year. The lease contains an option to renew for an additional five years as defined in the agreement.

Total rent expense under operating leases was $187,804 and $221,329 for the years ended December 31, 2007 and 2006, respectively. The Company has future minimum non-cancelable lease commitments of $163,000, $168,000, $173,000, $178,000 and $183,000 in 2008, 2009, 2010, 2011 and 2012, respectively.

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

The number of asbestos-related cases which have been initiated naming us (primarily our subsidiary, Metalclad Insulation Corporation) as a defendant decreased from 232 in 2006 to 163 in 2007. At December 31, 2006 and 2007, there were, respectively, approximately 404 and 222 cases pending. These claims are currently defended and covered by insurance.

Set forth below is a table for the years ended December 31, 2006 and 2007, which sets forth for each such period the approximate number of asbestos-related cases filed, the number of such cases resolved by dismissal or by trial, the number of such cases resolved by settlement, the total number of resolved cases, the number of filed cases pending at the end of such period, the total indemnity paid on all resolved cases, the average indemnity paid on all settled cases and the average indemnity paid on all resolved cases:

	2006	2007
New cases filed	232	163
Defense Judgments and dismissals	253	292	(3)
Settled cases	82	53
Total resolved cases (1)	335	345
Pending cases (1)	404	222
Total indemnity payments	$4,858,750	$7,974,500
Average indemnity paid on settled cases	$59,253	$150,462
Average indemnity paid on all resolved cases	$14,504	$23,114

(1) Total resolved cases includes, and the number of pending cases excludes, cases which have been settled but which have not been closed for lack of final documentation or payment.

The number of asbestos-related claims made against the Company has reflected a general downward trend. We believe that it is probable that this general trend will continue, although such continuance cannot be assured. The average indemnity paid on all resolved claims average $19,250. We believe that the sympathies of juries, the aggressiveness of the plaintiffs’ bar and the declining base of potential defendants as the result of business failures, have tended to increase payments on resolved cases. This tendency, we believe, has been mitigated by the declining pool of claimants resulting from death, and the likelihood that the most meritorious claims have been ferreted out by plaintiffs’ attorneys and that the newer cases being brought are not as meritorious nor do they have as high a potential for damages as do cases which were brought earlier. We have no reason to believe, therefore, that the average future indemnity payments will increase materially in the future.

In addition, direct defense costs per resolved claim have been approximately $13,500 per claim.

Based on the general trend of reducing asbestos-related injury claims made against the Company we projected in our Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2006 that there would be 924 asbestos-related injury claims made against the Company after December 31, 2006. The 924, in addition to the 404 claims existing as of December 31, 2006, totaled 1,328 current and future claims. Multiplying the average indemnity per resolved claim of $19,131, times 1,328, we projected the probable future indemnity to be paid on those claims after December 31, 2006 to be equal to approximately $25 million. In addition, multiplying an estimated cost of defense per resolved claim of approximately $13,500 times 1,328, we projected the probable future defense costs to equal approximately $18 million. Accordingly, our total estimated future asbestos-related liability at December 31, 2006 was $43 million.

As of December 31, 2006, we projected that approximately 186 new asbestos-related claims would be commenced, and approximately 237 cases would be resolved, in 2007, resulting in an estimated 353 cases pending at December 31, 2007. Although the actual number of claims made in 2007 was 163 and the number of cases pending as of December 31, 2007 was 222, slightly less than we anticipated, we do not believe the differences are significant enough to re-evaluate our estimate. In addition, our future defense costs could be greater than projected, and such increase could partially offset any lower projection of liability which would result from such re-evaluation. Since we projected that an aggregate of 738 new cases would be commenced after December 31, 2007, and that 148 of these cases would be commenced in 2008, we estimated that an aggregate of 590 new cases would be commenced after December 31, 2008. Accordingly, we have projected the cases pending and projected to be commenced in the future at December 31, 2008, would be 897 cases. Multiplying 897 claims times the approximate average indemnity paid and defense costs incurred per resolved claim of $32,600, we estimated our liability for current and future asbestos-related claims at December 31, 2008 to be approximately $29,000,000. This amounts to a $7,000,000 reduction from the $36,000,000 liability we estimated as of December 31, 2007, or a $1,750,000 reduction per quarter in 2008.

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

We intend to re-evaluate our estimate of future liability for asbestos claims at the end of each fiscal year, or whenever actual results are materially different from our estimates, integrating our actual experience in that fiscal year with that of prior fiscal years. We estimate that the effects of economic inflation on either the average indemnity payment or the projected direct legal expenses will be approximately equal to a discount rate applied to our future liability based upon the time value of money. It is probable that we have adequate insurance to cover current and future asbestos-related claims, although such coverage cannot be assured.

Although defense costs are included in our insurance coverage, we expended $215,000 and $296,000 in 2006 and 2007, respectively, to administer the asbestos claims and defend the ACE Lawsuit discussed below. These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies.

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

We have engaged legal counsel to review all of our known insurance policies, and to provide us with the amount of coverage which such counsel believes to be probable under those policies for current and future asbestos-related injury claims against us. Such legal counsel has provided us with its opinion of the minimum probable insurance coverage available to satisfy asbestos-related injury claims, which significantly exceeds our estimated $43 million future liability for such claims as of December 31, 2006. Accordingly, we have included $36,000,000 and $43,000,000 of such insurance coverage receivable as an asset on our 2007 and 2006 balance sheets, respectively.

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

In October 1999, we completed the sale of our operating businesses and development project located in Aguascalientes, Mexico. That sale specifically excluded those Mexican assets involved in the Company’s NAFTA claim which was settled in 2001. Under the terms of the sale we received an initial cash payment of $125,000 and recorded a receivable for $779,000, which has been fully reserved. On November 13, 2000, the Company filed a complaint in the Superior Court of California against a former employee, the U.S. parent of the buyer and its representative for breach of contract, fraud, collusion and other causes of action in connection with this sale seeking damages in the form of a monetary award. An arbitration hearing was held in September, 2002 in Mexico City, as requested by one of the defendants. This arbitration hearing was solely to determine the validity of the assignment of the purchase and sale agreement by the buyer to a company formed by the former employee defendant. The Superior Court action against the U.S. parent was stayed pending the Mexican arbitration. On April 8, 2003, the arbitrator ruled that the assignment was inexistent, due to the absence of our consent. In June 2003, the Court of Appeal for the State of California ruled that the U.S. parent was also entitled to compel a Mexican arbitration of the claims raised in our complaint. We are now prepared to pursue our claim in an arbitration proceeding for the aforementioned damages. No assurances can be given on the outcome.

In a related action, a default was entered against us in December, 2002, in favor of the same former employee referred to in the foregoing paragraph by the Mexican Federal Labor Arbitration Board, for an unspecified amount. The former employee was seeking in excess of $9,000,000 in damages as a result of his termination as an employee. The default was obtained without the proper notice being given to us, and was set aside in the quarter ended June 30, 2003. The Mexican Federal Labor Arbitration Board rendered a recommendation on December 13, 2004, to the effect that the former employee was entitled to an award of $350,000 from Entrx in connection with the termination of his employment. The award is in the form of a recommendation which has been affirmed by the Mexican Federal Court, but is only exercisable against assets of the Company located in Mexico. The Company has no material assets in Mexico. The award does not represent a collectible judgment against the Company in the United States. Since the Company has no material assets in Mexico, the likelihood of any liability based upon this award is remote, and we therefore believe that there is no potential liability to the Company at December 31, 2007 or 2006. The Company intends to continue to pursue its claims against the same employee for breach of contract, fraud, collusion and other causes of action in connection with the 1999 sale of one of the Company’s operating businesses in Mexico.

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

In August of 2001, Metalclad Insulation Corporation purchased a workers’ compensation policy from American Home Assurance Company (“American Home”), an American International Group (“AIG”) company, for the period of September 1, 2001 to September 1, 2002. The premium for the workers’ compensation policy was to be calculated retrospectively. The American Home policy required Metalclad to pay an initial estimated premium, but Metalclad’s premium was recalculated periodically, through March 1, 2006, based on actual workers’ compensation losses incurred. Metalclad also provided American Home with collateralized security for future premium adjustments in the form of a letter of credit and cash.

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

On February 27, 2004, we filed an action in Orange County Superior Court against American Home, National Union and Meyers-Reynolds for breach of contract, breach of the covenant of good faith and fair dealing, declaratory relief, reformation, injunctive relief, negligent and intentional misrepresentation and breach of fiduciary duty. During the three months ended March 31, 2005, the Company recorded an accrual of $75,000 related to this dispute. On May 2, 2005, we reached a settlement in principal with American Home and National Union which resulted in the payment by the Company to American Home of approximately $39,000 in 2005 and resulted in the Company paying an additional $45,000 in 2006, which had been accrued at December 31, 2005. During 2006 the Company reached a settlement with Meyers-Reynolds which resulted in the payment to the Company by Meyers-Reynolds of $100,000.

Insurance Settlement

In June 2004, Metalclad Insulation Corporation, our wholly owned subsidiary, and Entrx Corporation, entered into a Settlement Agreement and Full Policy Release (the “Agreement”) releasing Allstate Insurance Company from its policy obligations for a broad range of claims arising from injury or damage which may have occurred during the period March 15, 1980 to March 15, 1981, under an umbrella liability policy (the “Policy”). The Policy provided limits of $5,000,000 in the aggregate and per occurrence. Allstate claimed that liability under the Policy had not attached, and that regardless of that fact, an exclusion in the Policy barred coverage for virtually all claims of bodily injury from exposure to asbestos, which is of primary concern to Metalclad Insulation Corporation. Metalclad Insulation Corporation took the position that such asbestos coverage existed. The parties to the Agreement reached a compromise, whereby Metalclad Insulation Corporation received $2,500,000 in cash, and Metalclad Insulation Corporation and Entrx Corporation agreed to indemnify and hold harmless the insurer from all claims which could be alleged against the insurer respecting the policy, limited to $2,500,000 in amount. Based on past experience related to asbestos insurance coverage, we believe that the Agreement we entered into in June 2004, will result in a probable loss contingency for future insurance claims based on the indemnification provision in the Agreement. Although we are unable to estimate the exact amount of the loss, we believe at this time the reasonable estimate of the loss will not be less than $375,000 or more than $2,500,000 (the $2,500,000 represents the maximum loss we would have based on the indemnification provision in the Agreement). Based on the information available to us, no amount in this range appears at this time to be a better estimate than any other amount. The $375,000 estimated loss contingency noted in the above range represents 15% of the $2,500,000 we received and is based upon our attorney’s informal and general inquiries to an insurance company of the cost for us to purchase an insurance policy to cover the indemnification provision we entered into. We recorded a reserve of $375,000 at the time we entered into the Agreement and nothing has come to our attention that would require us to record a different estimate at December 31, 2007. The ACE Lawsuit may result in our incurring costs in connection with obligations we may have to indemnify Allstate under the Settlement Agreement. Allstate, in a cross-complaint filed against Metalclad Insulation Corporation in October, 2005, asked the court to determine the Company’s obligation to assume and pay for the defense of Allstate in the ACE Lawsuit under the Company’s indemnification obligations in the Settlement Agreement. The Company is taking the position that it has no legal obligation to assume or pay for such defense.

Other Matters

The Company had under contract uncompleted work at bid prices totaling approximately $12,629,000 and $11,305,000 at December 31, 2007 and 2006, respectively.

NOTE 15 – SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH INVESTING ACTIVITIES

Supplemental Disclosures of Cash Flow Information

Cash paid for interest was $9,867 and $110,494 for the years ended December 31, 2007 and 2006, respectively.

NOTE 16 - RELATED PARTY TRANSACTIONS

In 2001, $1,255,000 was loaned to an affiliate of Wayne W. Mills, Blake Capital Partners, LLC (“Blake”) under a note (“Note”) secured by 500,000 shares of the Company’s common stock and any dividends received on those shares. At the time the loan was made, Mr. Mills was a principal shareholder of the Company, and was subsequently elected as the Company’s President and Chief Executive Officer. In November 2003, the Board of Directors of the Company negotiated an amendment to the security agreement (the “Amended and Restated Security Agreement”) which it believed to be beneficial to the Company. The Note as amended (the “New Note”) is in the principal amount of $1,496,370, and provided for an October 31, 2007 due date, with interest at 2% over the prime rate established by Wells Fargo Bank, NA in Minneapolis, Minnesota, adjusted on March 1 and September 1 of each year, instead of the 12% rate established in the Note. Interest only was payable commencing March 1, 2004, and at the end of each six-month period thereafter. The New Note was with full recourse to Blake Capital Partners, which had minimal assets, other than 350,000 shares of the Company’s common stock and 175,000 shares of VioQuest Pharmaceuticals, Inc., all of which, along with 150,000 shares of the Company’s common stock and 75,000 shares of VioQuest Pharmaceuticals, Inc. owned by Mr. Mills, were held by the Company as collateral for the New Note. The Amended and Restated Security Agreement, unlike the original Security Agreement, did not require us, or permit Blake Capital Partners or Mr. Mills, to cancel the shares of the Company’s common stock held as collateral as full payment of the loan, or require us to apply the value of those cancelled shares at $2.50 per share against the principal balance of the amounts due. In addition, Mr. Mills has personally guaranteed the repayment of the New Note.

For the year ended December 31, 2006, we increased our reserve against the note receivable from Blake Capital Partners, LLC (“Blake”) by $1,083,885 as a result of the non-payment of interest, bringing the net of the note receivable less the reserve down to $210,000, the approximate value of the collateral securing the Note. In April 2007, the Company canceled 500,000 shares of the Company’s common stock that were pledged as collateral on the New Note and applied the $115,000 value of the stock against the outstanding New Note balance. The New Note was not repaid on the October 31, 2007 due date. As of December 31, 2007 the Company adjusted the net book value of the New Note to $25,000, the approximate value of the collateral securing the New Note. The Company is exploring its opportunities to obtain proceeds from the sale of the 250,000 shares of VioQuest Pharmaceuticals, Inc. common stock pledged as collateral on the note.

An officer of the Company was employed by a corporation which received payments for rent and health insurance of $43,715 and $44,112 for the years ended December 31, 2007 and 2006, respectively.

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

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the financial statements and to other members of senior management and the Audit Committee of the Board.

We conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation our chief executive officer and chief financial officer have concluded that, as of December 31, 2007, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting for the three-months ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Controls over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal controls over financial reporting, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention or overriding of controls. Therefore, even effective internal control over financial reporting can provide only reasonable, and not absolute, assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal controls over financial reporting may vary over time.

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework . Based on our evaluation, management concluded that, as of December 31, 2007, our internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors

The name, initial year of service as a director, age, and position or office of each member of our board of directors, is as follows:

Name	Director Since	Age	Position

Peter L. Hauser	2004	67	President, Chief Executive Officer, Chairman of the Board and Director

Joseph M. Caldwell(1)(2)(3)	2002	40	Director

E. Thomas Welch(4)	2004	69	Director
David E. Cleveland(5)	2008	74	Director

(1)    Member of the Audit Committee and Stock Option Committee since March 2003.
(2)    Member of the Nominating Committee since April 2004.
(3)    Member of the Compensation Committee since December 2004.
(4)    Member of the Audit, Compensation, Nominating and Stock Option Committees since December 2004.
(5)    Member of the Audit, Compensation and Nominating Committees since January 2008.

The business experience, principal occupations and directorships in publicly-held companies of the members of our board of directors are set forth below.

Peter L. Hauser has been the president and chief executive officer of Entrx Corporation since October 2004, and devotes approximately one-third of his working time to such office. Mr. Hauser is a founder, and has been the principal owner and chairman of the board of directors, of Health Care Financial Solutions, Inc., since March 2003. Health Care Financial Solutions, Inc., with its office in St. Paul, Minnesota, is engaged in the development and marketing of a health care claims administration software system for use by third-party health care plan administrators. Mr. Hauser was an account executive at Feltl & Company, a Minneapolis, Minnesota securities brokerage firm, from April 2003 until June 2003, at which time he retired from the securities industry. From 1977 through April 2003, Mr. Hauser was employed at Equity Securities Trading Co., Inc., a Minneapolis, Minnesota-based securities brokerage firm (now known as The Oak Ridge Financial Group, Inc.), where he acted as a vice president and a principal beginning in 1993. From 1993 until 2003, Mr. Hauser was a member of the board of directors of GelStat Corp. (OTCBB: GSAC.OB), (formerly called “Developed Technology Resources, Inc.”), which was previously engaged in various enterprises in the former Soviet Union, including the distribution of airport security equipment and the manufacture and distribution of dairy products and snack foods. By 2003, GelStat had disposed of all of its assets relating to its former Soviet Union enterprises, and began engaging in the domestic production and distribution of over-the-counter, non-prescription health care products.

Joseph M. Caldwell founded US Internet Corporation in March 1995, and since that date has served on its board of directors. From March 1995 to May 2000 Mr. Caldwell was the chief executive officer of US Internet Corporation.  In June 2005 he became the Vice President of Marketing for US Internet Corporation, a position he currently holds. US Internet Corporation is a Minneapolis-based, privately held Internet service provider, providing services in over 1,300 cities nationwide and over 110 cities internationally. From April 2002 until June 2005, Mr. Caldwell was the chief executive officer of Marix Technologies, Inc., and beginning in May, 2000, a member of its board of directors. Marix Technologies, Inc. was a privately held company based in Minneapolis, Minnesota that developed and marketed software designs to facilitate and control offsite access to software applications and information.

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

David E. Cleveland was chairman of the Board of Associated Bank of Minnesota, in Minneapolis, Minnesota, from March 2001 until April 2004, and President of the Board of that bank from March 13, 2000 until January 2001. From March 1987 until March 2000, Mr. Cleveland was President of the Riverside Bank, in Minneapolis, Minnesota. From April 1969 until March 1987, Mr. Cleveland served consecutively as President of State Bank of Hudson, Hudson, Wisconsin, Riverside Community State Bank, Minneapolis, and Resources Bank & Trust, Minneapolis. Mr. Cleveland has been retired since April 2004.

Each member of our Board of Directors was elected to serve until the next annual meeting of our shareholders.

Meetings of Board of Directors

During the year ended December 31, 2007, the Board of Directors held 5 meetings. Each member of the Board of Directors was present for all of the meetings except for Joseph M. Caldwell and Kenneth W. Brimmer, who each missed one meeting.

Committees of Board of Directors

Audit Committee. The Audit Committee has the authority and responsibilities set forth in Entrx’s Audit Committee Charter (the “Charter”). The Charter was originally adopted in 2001 and was amended in April 2004. Under the Charter, the Audit Committee has the authority and responsibility of (i) reviewing audited annual consolidated financial statements, and reports and consolidated financial statements submitted to any governmental body or disclosed to the public; (ii) consulting with Entrx’s independent auditors on various audit and financial personnel issues, including questions of independence, disagreement between the auditors and Entrx’s financial personnel, reviewing of internal financial controls; (iii) recommending to the Board of Directors the engagement of independent accountants to audit the consolidated financial statements of Entrx, and reviewing the performance of such accountants; (iv) reviewing and considering the appropriateness of accounting principles or practices applied to Entrx’s consolidated financial statements; and (v) reviewing Entrx’s financial personnel and organization. E. Thomas Welch, a member of the Audit Committee, has been determined to be the audit committee financial expert. Each member of the Audit Committee is independent as that term is defined in Rule 4200 of the National Association of Securities Dealers, Inc. The Audit Committee held four meetings during the year ended December 31, 2007.

Compensation Committee. The Compensation Committee, which consists solely of non-employee directors, has the obligation to adopt policies applicable to the establishment and the compensation of Entrx’s executive officers, and has authority to consider and recommend to the Board of Directors the salaries, bonuses, share options, and other forms of compensation of those executive officers. The Compensation Committee held one meeting during the year ended December 31, 2007.

Nominating Committee. Entrx's Nominating Committee was initially established by resolution of the Board of Directors in February 2002. The Board of Directors expanded and revised the duties of the Nominating Committee by resolutions adopted in April 2004. The Nominating Committee is charged with the responsibility to seek out and consider the qualifications of new candidates and incumbents for election as members of our Board of Directors, and to recommend to the Board of Directors those persons it believes would be suitable candidates for election or, in the case of a vacancy, appointment, as members of our Board of Directors. The full Board of Directors nominates persons to be members of the Board of Directors, after considering the recommendation of the Nominating Committee. Each member of the Nominating Committee is independent, as that term is defined in Rule 4200 of the National Association of Security Dealers, Inc. The Nominating Committee has no charter.

The Nominating Committee met on two occasions by conference telephone, in June 2007 and then in August 2007, to discuss and establish its recommendations for nominees for election to the Company’s Board of Directors, and recommended the re-election of Peter L. Hauser, Joseph M. Caldwell and E. Thomas Welch at the special meeting of the Company’s shareholders held in January 2008. Also recommended to be nominated for election as a director at the January 2008 meeting, was David E. Cleveland, who was introduced to the Nominating Committee by Mr. Welch. Mr. Cleveland was a former business associate of Mr. Welch. The Board of Directors adopted the recommendations of the Nominating Committee, and all of the nominees were elected as directors at the special meeting of shareholders held in January 2008.

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

Shareholders are encouraged to send the resumes of persons they believe would be suitable candidates to Joseph Caldwell, Entrx Corporation, 800 Nicollet Mall, Suite 2690, Minneapolis, Minnesota 55402. Along with the resume of the proposed candidate, please have the candidate provide a written consent to serve as a member of our Board of Directors if so elected, or to acknowledge in writing that he or she would like to be considered for nomination.

Shareholders are further encouraged to submit the names of proposed candidates at any time throughout the year. We will not likely be able to consider any candidate submitted to us for inclusion in our proxy statement for the annual meeting to be held in 2008, after April 30, 2008.

Stock Option Committee. Entrx’s Stock Option Committee was established by resolutions adopted by the Board of Directors in September 2002. The Stock Option Committee, which consists solely of independent members, has the authority to grant options to purchase common stock of Entrx to employees and members of the Board of Directors. In granting options to non-executive officer employees, the Stock Option Committee generally considers the recommendation of management. In the past, the Stock Option Committee has worked closely with, and considered the recommendations of, the Compensation Committee in cases involving the granting of stock options to executive officers of Entrx. The Stock Option Committee did not meet in the year ended December 31, 2007, and no stock options were granted.

Information Concerning Non-Director Executive Officers

The name, age, position or office, and business experience of each of our non-director executive officers is as follows:

Name	Age	Position

Brian D. Niebur	44	Treasurer and Chief Financial Officer

David R. Trueblood	36	President of Metalclad Insulation Corporation

Brian D. Niebur has been employed part time by Entrx as its treasurer and chief financial officer since February 2002. At the request of Entrx’s Board of Directors, from May 2002, until February 2003 Mr. Niebur served as chief financial officer and a member of the Board of Directors of Chiral Quest, Inc. (formerly Surg II, Inc.) (OTCBB: CQST). Chiral Quest, Inc. was a 90%-owned subsidiary of Entrx until Entrx’s shares of Chiral Quest, Inc. were spun out to Entrx’s shareholders in October 2002. Mr. Niebur has a Bachelor of Arts degree in accounting and is a CPA (inactive). Since July 2000, Mr. Niebur has acted as a vice president and controller for Wyncrest Capital, Inc. in Minneapolis, Minnesota, a privately held venture capital firm. Mr. Niebur’s duties for Wyncrest Capital, Inc. have included acting as chief financial officer and a director for Spectre Gaming, Inc. (OTCBB: SGMG), in which Wyncrest Capital, Inc. has made an equity investment, from January 2003 until November 2005. Spectre Gaming, Inc. is engaged in the business of developing and marketing electronic gaming systems for the Native American gaming market. From January 2005 until March 2007, Mr. Niebur’s duties for Wyncrest Capital, Inc. also included acting as Chief Financial Officer and Secretary of Ready Credit Corporation (Pink Sheets: RCTC), another corporation in which Wyncrest Capital, Inc. as an investment. Mr. Niebur has acted as a member of the board of directors of Ready Credit Corporation since January, 2005. From August 1997 until July 2000, Mr. Niebur was the controller for Vital Images, Inc., a developer and marketer of medical visualization and analysis software, in Plymouth, Minnesota.

David R. Trueblood was elected as the President of Entrx’s wholly owned subsidiary, Metalclad Insulation Corporation, on February 1, 2007. Mr. Trueblood replaced John J. Macias, Metalclad Insulation Corporation’s former President, after Mr. Macias experienced major medical problems which prevented him from continuing as President and resulted in his taking a long-term disability leave. Mr. Trueblood has been employed by Metalclad Insulation Corporation since November 1993, in various capacities. Immediately prior to his appointment as President, Mr. Trueblood served as a Project Manager, bidding, securing and managing many of our most important projects.

Each officer of Entrx and Metalclad Insulation Corporation is elected to serve at the discretion of the Board of Directors of each corporation.

Reporting Under Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors of Entrx, and persons who beneficially own more than 10 percent of Entrx's outstanding shares of Common Stock, to file initial reports of ownership and reports of changes in ownership of securities of Entrx with the Securities and Exchange Commission (“SEC”) and the NASDAQ Stock Market. Officers, directors and persons owning more than 10 percent of Entrx's outstanding Common Stock are required by SEC regulation to furnish Entrx with copies of all Section 16(a) forms filed. Based solely on a review of the copies of such reports and amendments thereto furnished to or obtained by Entrx or written representations that no other reports were required, Entrx believes that during the year ended December 31, 2007, all filing requirements applicable to its directors, officers or beneficial owners of more than 10 percent of Entrx's outstanding shares of Common Stock were complied with, except that the Form 3 of David Trueblood, who became the President of Entrx’s wholly owned subsidiary, Metalclad Insulation Corporation, on February 1, 2007, was filed on March 23, 2007; (2) the Form 4’s of Peter Hauser, Joseph Caldwell, Kenneth Brimmer, E. Thomas Welch and Brian Niebur, officers and directors who received stock grants from Entrx of 45,000, 20,000, 20,000, 20,000 and 10,000 shares, respectively, on March 9, 2007, were all filed one day late on March 12, 2007; and (3) the Form 4’s of Wayne W. Mills, a 10% shareholder, with respect to the disposition of his Entrx common stock were filed as follows: (i) the foreclosure upon 500,000 shares, on April 3, 2007, held as collateral by Entrx to secure payment of a loan, which occurred on April 3, 2007, was reported in a Form 4 filed on July 31, 2007; (ii) the sale of 95,000 shares by Mr. Mills and 25,000 shares by his spouse, over the period from August 6 to August 23, was reported in a Form 4 filed by Mr. Mills on August 27, 2007; and (iii) the sale of 100,000 shares by Mr. Mills over the period from September 4 to September 24, 2007, was reported on a Form 4 filed by Mr. Mills on October 5, 2007.

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

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain compensation information for: (i) each person who served as the chief executive officer of Entrx at any time during the year ended December 31, 2007, regardless of compensation level, and (ii) each of our other executive officers, other than the chief executive officer, serving as an executive officer at any time during 2007. The foregoing persons are collectively referred to in this Form 10-KSB as the “Named Executive Officers.” Compensation information is shown for fiscal years 2007 and 2006.

Name/Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Peter L. Hauser
President and Chief Executive	2007	75,000	—		7,200	(4)	—	—	—	—	82,200
Officer	2006	75,000	—		1,600	(4)	—	—	—	—	76,600

Brian D. Niebur
Treasurer and Chief	2007	78,750	15,310	(2)	1,600	(5)	—	—	—	—	95,660
Financial Officer	2006	75,000		(2)	—		—	—	—	—	75,000

David R. Trueblood(1)
President of Metalclad	2007	126,969	26,021	(3)	—		—	—	—	—	152,990
Insulation Corporation	2006	98,416		(3)	—		—	—	—	—	98,416

There are no employment agreements between Entrx and any executive officer of Entrx or any subsidiary.

(1)
On February 1, 2007, David R. Trueblood replaced Mr. Macias as the President of our wholly owned subsidiary, Metalclad Insulation Corporation, as the result of Mr. Macias’ current medical incapacity to fulfill his duties as President.

(2)
Pursuant to an incentive plan established for Mr. Niebur, he earned bonuses based upon Metalclad’s net profit for 2007 and 2006, equal to $30,300 and $15,310, respectively. The 2007 bonus was paid in 2008 and is not included in the table above and the 2006 bonus was paid in 2007.

(3)
Pursuant to an incentive plan established for the employees of Entrx’s subsidiary, Metalclad Insulation Corporation, Mr. Trueblood earned a bonus based upon Metalclad’s net profits for 2007 and 2006, equal to $55,785 and $20,820, respectively. $5,200 of the 2007 bonus was paid in December 2007, with the remaining amount paid in 2008 and is not included in the table above. The 2006 bonus was paid in 2007.

(4)
Common stock awards of 45,000 and 10,000 valued at $7,200 and $1,600, respectively, were granted to Mr. Hauser in 2007 and 2006, respectively, for services as a member of the Board of Directors, and was included in the table above, rather than in the table headed “Director Compensation.”

(5)	A 10,000 common stock award, valued at $1,600, was granted to Mr. Niebur in 2007, for services as a member of the Metalclad Insulation Corporation Board of Directors.

Outstanding Option Awards at Year End

The following table provides certain information regarding unexercised options to purchase common stock, stock options that have not vested, and equity-incentive plan awards outstanding at December 31, 2007, for each Named Executive Officer.

Outstanding Equity Awards At Fiscal Year-End
	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Peter L. Hauser (1)	200,000 10,000	0 0	0 0	$ $	0.50 0.55	10/15/09 12/31/09	0 0	n/a n/a	0 0	0 0
Brian D. Niebur	50,000 20,000	0 0	0 0	$ $	2.50 0.65	3/10/10 3/04/09	0 0	n/a n/a	0 0	0 0
David R. Trueblood	7,000 900	0 0	0 0	$ $	1.20 15.00	9/23/09 1/26/08	0 0	n/a n/a	0 0	0 0

(1)
Not included are 50,000 shares which Mr. Hauser may purchase under a warrant issued to Mr. Hauser in February 2003, before he became an employee, director or executive officer of Entrx. The warrant was exercisable through February 12, 2008 at $0.50 per share.

Director Compensation

The following table sets forth the compensation paid to our directors for our fiscal year ended December 31, 2007, excluding Entrx’s Chief Executive Officer Peter L. Hauser, whose compensation is set forth in the Summary Compensation Table for Named Executive Officer, set forth above.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards (1) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kenneth W. Brimmer (2)(3)	0	3,200	0	0	0	0	3,200
Joseph M. Caldwell (2)	0	3,200	0	0	0	0	3,200
David E. Cleveland(4)	0	0	0	0	0	0	0
E. Thomas Welch (5)	0	3,200	0	0	0	0	3,200

(1)	On March 9, 2007, the Company issued each of its three independent directors 20,000 shares of common stock. The stock was valued at $0.16 per share, the fair market value on March 9, 2007.

(2)
At December 31, 2007, Messrs. Brimmer and Caldwell each had exercisable options to purchase 90,000 shares of our common stock: (i) 50,000 shares at $2.50 per share, expiring on March 4, 2009 (with respect to Mr. Brimmer) and June 24, 2009 (with respect to Mr. Caldwell); (ii)  10,000 shares at $1.03 per share, which expire on December 31, 2010; (iii) 10,000 shares at $0.80 per share, which expire on December 31, 2009; (iv) 10,000 shares at $0.50 per share, which expire on April 10, 2010; and (v) 10,000 shares at $0.55 per share, which expire on December 31, 2009.

(3)	Mr. Brimmer resigned as a director of the Company on July 12, 2007.
(4)	Mr. Cleveland was elected to the board of directors on January 28, 2008.
(5)	At December 31, 2007, Mr. Welch had exercisable options to purchase 25,000 shares of our common stock at $0.55 per share, expiring on December 31, 2009.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Share Ownership of Officers and Directors

The following table sets forth certain information as of February 29, 2008, with respect to the shares of common stock beneficially owned by: (i) each director; (ii) each executive officer; and (iii) all current executive officers (regardless of salary and bonus level) and directors as a group. The address for each shareholder is 800 Nicollet Mall, Suite 2690, Minneapolis, MN 55402, except for Mr. Trueblood whose address is 1818 East Rosslynn Avenue, Fullerton, CA 92831. Unless otherwise indicated, the shareholders listed in the table below have sole voting and investment powers with respect to the shares indicated:

Name of Beneficial Owner	Number of Common Shares Beneficially Owned		Percentage of Outstanding Shares (7)
Peter L. Hauser	987,075	(1)	12.6%
Joseph M. Caldwell	130,000	(2)	1.7%
David E. Cleveland	10,000		*
E. Thomas Welch	65,000	(3)	*
Brian D. Niebur	80,000	(4)	1.0%
David R. Trueblood	7,000	(5)	*
All executive officers and directors as a group (6 persons)	1,279,075	(6)	15.9%
____________________

*	Less than 1%

(1)	Includes 210,000 shares that Mr. Hauser may acquire upon the exercise of outstanding stock options.
(2)	Includes 90,000 shares that Mr. Caldwell may acquire upon the exercise of outstanding stock options.
(3)	Includes 25,000 shares that Mr. Welch may acquire upon the exercise of outstanding stock options. Includes 40,000 shares held in a revocable trust for the benefit of Mr. Welch’s spouse.
(4)	Includes 70,000 shares which Mr. Niebur may acquire upon the exercise of outstanding stock options.
(5)	Includes 7,000 shares which Mr. Trueblood may acquire upon the exercise of outstanding stock options.
(6)	Assumes that each shareholder listed exercised all options available to that person which would vest as of April 29, 2008.
(7)
The percentage of outstanding shares of common stock as shown in the table above is calculated on 7,656,147 shares outstanding, as of February 29, 2008, plus it assumes in each case that the shareholder exercised all vested options available to that person as of April 29, 2008.

Share Ownership of Certain Beneficial Owners

The following table sets forth the name, address, number of shares of Entrx's common stock beneficially owned, and the percentage of the outstanding shares of common stock such shares represent, of each person or group of persons, known by Entrx to beneficially own more than 5% of Entrx's outstanding common stock as of February 29, 2008. Unless otherwise indicated, the shareholders listed in the table below have sole voting and investment powers with respect to the shares indicated:

Name and Address of Beneficial Owner	Number of Common Shares Beneficially Owned		Percentage of Outstanding Shares (6)
Peter L. Hauser 16913 Kings Court Lakeville, MN 55044	987,075	(1)	12.6%
Wayne W. Mills 2125 Hollybush Road Medina, MN 55340	800,000	(2)	10.4%
Grant S. Kesler 3739 Brighton Point Drive Salt Lake City, UT 84121	764,335	(3)	9.2%
Anthony C. Dabbene 26921 Magnolia Court Laguna Hills, CA 92653	487,200	(4)	6.0%
George W. Holbrook, Jr. 1157 S.W. 30th Street Suite E Box 1938 Palm City, FL 34991	451,615	(5)	5.9%
James R. McGoogan 1157 S.W. 30th Street Suite E Box 1938 Palm City, FL 34991	387,740	(5)	5.1%
Bradley Resources Company 1157 S.W. 30th Street Suite E Box 1938 Palm City, FL 34991	376,255	(5)	4.9%
____________________

(1)
Includes 10,000 shares which Mr. Hauser may purchase under currently exercisable options at $0.55 per share and 200,000 shares which Mr. Hauser may purchase under currently exercisable options at $0.50 per share.

(2)
As reported in a Schedule 13 D/A on October 10, 2007, includes 50,000 shares which are owned by Blake Capital Partners, LLC, which is owned by Mr. Mills, 400,000 shares which are owned by Mr. Mills Individual Retirement Account, 50,000 shares which Mr. Mills may purchase under currently exercisable options at prices ranging from $0.50 to $2.50 per share.

(3)	Includes 620,000 shares which Mr. Kesler may purchase under currently exercisable options at prices ranging from $2.00 to $3.00 per share.
(4)	Includes 450,000 shares which Mr. Dabbene may purchase under currently exercisable options at prices ranging from $2.00 to $3.00 per share.
(5)
As reported in a Form 13-G on January 7, 2005, Messrs. Holbrook and McGoogan beneficially own 75,360 and 11,485 shares, respectively, of our common stock and are both partners of Bradley Resources Company with shared voting and dispositive power with respect to the 376,255 shares owned by Bradley Resources Company. Included in the shares owned by Mr. Holbrook is a warrant to purchase 50,000 shares. Bradley Resources Company, Mr. Holbrook and Mr. McGoogan may be considered to be a “group” as defined under Rule 13d-5 of the Securities Exchange Act of 1934, with the power to vote and dispose of an aggregate of 451,615 shares of our common stock, or 5.9% of our common stock.

(6)
The percentage of outstanding shares of common stock shown in the table above is calculated based upon 7,656,147 shares outstanding as of the close of business February 29, 2008, plus it assumes in each case that the shareholder exercised all options available to that person that would vest within 60 days thereafter.

Equity Compensation Plan Information

The following table sets forth as of December 31, 2007, the total number of shares of our common stock which may be issued upon the exercise of outstanding stock options and other rights under compensation plans approved by the shareholders, and under compensation plans not approved by the shareholders. The table also sets forth the weighted average purchase price per share of the shares subject to those options, and the number of shares available for future issuance under those plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants		Weighted-average exercise price of outstanding options and warrants		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,127,630	(1)	$2.22		477,100
Equity compensation plans not approved by security holders	164,000	(2)	$6.23		None
Total	2,291,630		$2.50	(3)	477,100
____________________
(1)
Options for 1,672,900 shares have been granted under Entrx’s 2000 Omnibus Stock Option and Incentive Plan (the “2000 Plan”) which was approved by Entrx’s shareholders. The remaining options for 454,730 shares were granted under similar plans which were previously adopted and approved by the shareholders, and which have been terminated.

(2)
Options for 64,000 shares were granted in February 1998 to two employees. The options are exercisable at $15.00 per share. Warrants for 100,000 shares have been issued from February 2003 through December 31, 2006, to two persons in connection with various financings, services and concessions. The warrants are exercisable at prices ranging from $0.50 to $0.75 per share, some of which are subject to price adjustments under the anti-dilution provisions of the warrants.

(3)	The prices at which all options and warrants are exercisable range from $0.50 to $15.00 per share.

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

Since the Note was non-recourse to Blake Capital, neither Blake Capital nor Mr. Mills had any personal liability under the Note, except for the interest on the Note, and Entrx's only recourse for repayment of the Note was the 500,000 shares of Entrx common stock, and 250,000 shares of VioQuest Pharmaceuticals, Inc. common stock, pledged as security. The market value of the stock held as collateral has never exceeded the principal balance of the Note since it became due.

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

Accordingly, for several months beginning in August 2003, the independent members of Entrx’s Board of Directors, constituting the Audit Committee, negotiated an amendment to the Note and Pledge Agreement with Blake Capital Partners and Mr. Mills, which culminated in the execution of an amendment to the Pledge Agreement (the “Amended and Restated Pledge Agreement”) which they believed to be beneficial to Entrx. The Note as amended (the “New Note”) in the principal amount of $1,496,370, provided for an October 31, 2007 due date, with interest at 2% over the prime rate established by Wells Fargo Bank, NA in Minneapolis, Minnesota, adjusted on March 1 and September 1 of each year, instead of the 12% rate established in the Note. Interest only was payable commencing March 1, 2004, and at the end of each six-month period thereafter. The New Note had full recourse to Blake, which had minimal assets, other than 500,000 common shares of the Company’s common stock and 250,000 shares of VioQuest Pharmaceuticals, Inc., all of which were being held by the Company as collateral for the New Note. The Amended and Restated Pledge Agreement did not require Entrx, nor permit Blake or Mr. Mills, to cancel the shares of Entrx’s common stock, and require Entrx to apply the value of those cancelled shares at $2.50 per share, to be applied against the principal balance of the amounts due. In addition, Mr. Mills personally guaranteed the repayment of the New Note. Other financial obligations of Mr. Mills have materially impaired his ability to fulfill his obligations as a guarantor of the New Note.

Blake Capital failed to pay the interest due under the New Note on September 1, 2006, and Mr. Mills has recently indicated to the Company that he is currently unable to fulfill his obligations under the guarantee of the New Note. Accordingly, on January 4, 2007, consistent with authority given by the Board of Directors, the Company gave notice to Blake and Mr. Mills that it was declaring the New Note to be in default, and intended to foreclose on the 500,000 shares of the Company held as collateral, by cancelling those shares. In April 2007, the Company canceled 500,000 shares of the Company’s common stock that were pledged as collateral on the New Note and applied the $115,000 value of the stock against the outstanding New Note balance. The New Note was not repaid on the October 31, 2007 due date. The Company is exploring its opportunities to obtain proceeds from the sale of the 250,000 shares of VioQuest Pharmaceuticals, Inc. common stock pledged as collateral on the note.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditors

On April 16, 2002, upon the recommendation and approval of the Audit Committee, Entrx engaged Virchow, Krause & Company, LLP (“Virchow Krause”), certified public accountants with an office in Minneapolis, Minnesota, to audit Entrx’s consolidated financial statements for 2002 and to perform other appropriate accounting services for Entrx as needed. Entrx had not previously engaged Virchow Krause on any matter. Virchow Krause was engaged directly by the Audit Committee to provide its services with respect to Entrx’s 2003, 2004, 2005, 2006 and 2007 fiscal years.

Audit Fees

Virchow Krause billed Entrx $73,900 and $82,058 for the annual audit of Entrx’s consolidated financial statements, and the review of Entrx’s consolidated financial statements included in Entrx’s quarterly reports on Form 10Q filed with the Securities and Exchange Commission, for the 2006 and 2007 fiscal years, respectively.

Audit-Related Fees

Virchow Krause billed Entrx $12,050 and $0 for assurance and related services provided to Entrx that are not included under the caption “Audit Fee” above, and were reasonably related to the performance of its audit or review of Entrx’s financial statements for the 2006 and 2007 fiscal year, respectively. Such services were provided in connection with review of a Form S-2 registration statement filing in April, 2004 and responses to SEC comment letters directed to the Company in connection with such filing.

Tax Fees

Virchow Krause billed Entrx $13,610 and $16,370 for services in connection with tax compliance, tax advice and tax planning for the 2006 and 2007 fiscal years, respectively. The services billed for in 2006 and 2007 were in connection with the preparation of Entrx’s federal and state income tax returns.

All Other Fees

No such services were provided or billed in 2006 or 2007.

Approval by Audit Committee

According to Entrx’s Audit Committee charter, all services provided to Entrx by its independent auditors must be pre-approved by the Audit Committee. The Audit Committee pre-approved of the engagement of Virchow Krause related to (i) the audit of the consolidated financial statements of Entrx for 2006 and 2007, and to provide its report thereon, (ii) the preparation of our 2006 and 2007 federal and state income tax returns, (iii) the review of our quarterly reports on Form 10Q filed in 2006 and 2007, and (iv) review of a Form S-2 registration statement filing and assistance with responses to SEC comment letters on the Form S-2 filing. No other services, other than those set forth in the foregoing sentence, were performed by Virchow Krause on our behalf in 2006 or 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTRX CORPORATION

By:	/s/ Brian D. Niebur
Brian D. Niebur
Chief Financial Officer
Date: March 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Peter L. Hauser	Chief Executive Officer and Chairman	March 14, 2008
Peter L. Hauser	(Principal Executive Officer)

/s/ Brian D. Niebur	Chief Financial Officer	March 14, 2008
Brian D. Niebur	(Principal Financial and Accounting Officer)

/s/ Joseph M. Caldwell	Director	March 14, 2008
Joseph M. Caldwell

/s/ David E. Cleveland	Director	March 14, 2008
David E. Cleveland

/s/ E. Thomas Welch	Director	March 14, 2008
E. Thomas Welch