Form 10QSB
period 2008-03-31
ENTRX CORP
filed 2008-05-09
CIK 13547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

As of May 5, 2008, the registrant had 7,656,147 shares outstanding of its Common Stock, $.10 par value.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements
ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,631,821	$1,444,883
Available-for-sale securities	597,075	559,436
Accounts receivable, less allowance for doubtful accounts of $80,000 as of March 31, 2008 and December 31, 2007	4,414,826	5,466,889
Costs and estimated earnings in excess of billings on uncompleted contracts	914,345	631,625
Inventories	256,466	107,118
Prepaid expenses and other current assets	113,780	273,156
Insurance claims receivable	6,500,000	7,000,000
Shareholder note receivable, net of allowance of $1,364,000 and $1,356,000 as of March 31, 2008 and December 31, 2007, respectively	17,500	25,000
Other receivables	181,713	180,015
Total current assets	15,627,526	15,688,122

Property, plant and equipment, net	381,070	366,954
Investments in unconsolidated affiliates	450,000	450,000
Insurance claims receivable	27,750,000	29,000,000
Other assets	193,540	193,540
	$44,402,136	$45,698,616

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$119,554	$113,000
Accounts payable	1,217,475	1,251,423
Accrued expenses	1,746,400	1,859,048
Reserve for asbestos liability claims	6,500,000	7,000,000
Billings in excess of costs and estimated earnings on uncompleted contracts	111,524	62,394
Total current liabilities	9,694,953	10,285,865

Long-term debt, less current portion	135,471	132,470
Reserve for asbestos liability claims	27,750,000	29,000,000
Total liabilities	37,580,424	39,418,335

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $1; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.10; 80,000,000 shares authorized; 7,656,147 issued and outstanding at March 31, 2008 and 7,616,147 issued and outstanding at December 31, 2007	811,095	807,095
Additional paid-in capital	69,831,881	69,821,881
Accumulated deficit	(63,815,547)	(64,132,186)
Accumulated other comprehensive loss	(5,717)	(216,509)
Total shareholders’ equity	6,821,712	6,280,281
	$44,402,136	$45,698,616

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2008	2007

Contract revenues	$8,556,750	$4,470,634

Contract costs and expenses	7,130,964	3,817,469

Gross margin	1,425,786	653,165

Operating expenses:
Selling, general and administrative	948,502	699,294
Change in allowance on shareholder note receivable	7,500	(28,750)
Gain on disposal of property, plant and equipment	(11,850)	(2,800)
Total operating expenses	944,152	667,744

Operating income (loss)	481,634	(14,579)

Interest income	10,527	14,528
Interest expense	(2,369)	(5,139)
Impairment charge on available-for-sale securities	(173,153)	—

Net income (loss)	316,639	(5,190)

Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale securities	(5,717)	56,617

Comprehensive income	$310,922	$51,427

Weighted average number of common shares — basic and diluted	7,644,279	8,030,536

Net income per share of common stock — basic and diluted	$0.04	$(0.00)

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2008	2007
	(unaudited)

Cash flows from operating activities:
Net income (loss)	$316,639	$(5,190)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	51,165	47,098
Gain on disposal of property, plant and equipment	(11,850)	(2,800)
Impairment charge on investment	173,153	—
Common stock issued for services	14,000	18,400
Allowance on shareholder note receivable	7,500	(28,750)
Changes in operating assets and liabilities:
Accounts receivable	1,052,063	499,070
Costs and estimated earnings in excess of billings on uncompleted contracts	(282,720)	38,707
Inventories	(149,348)	(78,002)
Prepaid expenses and other current assets	159,376	113,119
Other receivables	(1,698)	3,809
Accounts payable and accrued expenses	(146,596)	(299,532)
Billings in excess of costs and estimated earnings on uncompleted contracts	49,130	(58,525)
Net cash provided by operating activities	1,230,814	247,404

Cash flows from investing activities:
Capital expenditures	(5,254)	(56,491)
Proceeds from sale of property, plant and equipment, net of expenses	—	2,800
Net cash used in investing activities	(5,254)	(53,691)

Cash flows from financing activities:
Proceeds from long-term debt	—	54,399
Payments on long-term debt	(38,622)	(31,135)
Net cash (used in) provided by financing activities	(38,622)	23,264

Increase in cash and cash equivalents	1,186,938	216,977
Cash and cash equivalents at beginning of period	1,444,883	1,607,580
Cash and cash equivalents at end of period	$2,631,821	$1,824,557

Non-cash investing and financing activities:
Acquisition of property, plant and equipment
in exchange for notes payable	$59,239	$—

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

1.    The accompanying unaudited consolidated financial statements of Entrx Corporation and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management all adjustments, consisting of normal recurring items, necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

2.    The income per share amounts for the three months ended March 31, 2008 and 2007, were computed by dividing the net income by the weighted average shares outstanding during the applicable period. Dilutive common equivalent shares have not been included in the computation of diluted income per share because their inclusion would be antidilutive.

All stock options and warrants were anti-dilutive for the three months ended March 31, 2008 and 2007 because their respective exercise prices were greater than the average market price of the common stock.

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

	Aggregate fair value	Gross unrealized gains	Gross unrealized losses	Cost
Available for sale securities - March 31, 2008	$597,075	$—	$(5,717)	$602,792
Available for sale securities - December 31, 2007	$559,436	$—	$(216,509)	$775,945

The Company's net unrealized holding gain (loss) was $(5,717) and $56,617 for the three months ended March 31, 2008 and 2007, respectively.

On an ongoing basis, the Company evaluates its investments in available-for-sale securities to determine if a decline in fair value is other-than-temporary. When a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. Considering the severity and duration of the decline in fair value and the financial condition and near-term prospects of our investments, we recognized an other than temporary impairment charge in the amount of $173,153 during the three months ended March 31, 2008 on one of our investments.

The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2008.

	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable equity securities	$597,075	$(5,717)	$—	$—	$597,075	$(5,717)
Total	$597,075	$(5,717)	$—	$—	$597,075	$(5,717)

The Company also has a minority investment in a company. This investment is included in investments in unconsolidated affiliates on the Consolidated Balance Sheets and is carried at cost unless the fair value of the investment below the cost basis is judged to be other-than-temporary. The Company monitors this investment for impairment on an ongoing basis.

4.    Inventories, which consist principally of insulation products and related materials, are stated at the lower of cost (determined on the first-in, first-out method) or market.

5.    Blake Capital Partners, LLC was current in the payment of interest on the shareholder note receivable through the payment due March 1, 2006. The payment due September 1, 2006, however, was not made, and we have been informed by Mr. Mills, the principal of Blake Capital Partners and guarantor on the note, that no payment can be expected in the foreseeable future. For the year ended December 31, 2006, we increased our reserve against the note receivable from Blake Capital Partners, LLC (“Blake”) by $1,083,885 as a result of the non-payment of interest, bringing the net of the note receivable less the reserve down to $210,000, the approximate value of the collateral securing the note. In April 2007, the Company canceled 500,000 shares of the Company’s common stock that were pledged as collateral on the note and applied the $115,000 value of the stock against the outstanding note balance. The note was not repaid on the October 31, 2007 due date. As of December 31, 2007 the Company adjusted the net book value of the note to $25,000, the approximate value of the collateral securing the note. The Company is also exploring its opportunities to obtain proceeds from the sale of the 250,000 shares of VioQuest Pharmaceuticals, Inc. common stock pledged as collateral on the note. During the three months ended March 31, 2008, the Company recorded an additional provision to adjust the carrying value of the note receivable to the approximate value of the collateral securing the note at March 31, 2008.

6.    Accrued expenses consist of the following:

	March 31, 2008	December 31, 2007
Wages, bonuses and payroll taxes	$610,579	$677,096
Union dues	435,840	462,483
Accounting and legal fees	48,500	42,000
Insurance	59,510	61,147
Insurance settlement reserve	375,000	375,000
Inventory purchases	24,129	44,871
Taxes	33,143	—
Other	159,699	196,451
	$1,746,400	$1,859,048

7.    As more fully described in our Annual Report on Form 10-KSB for the year ended December 31, 2007, the Company has granted stock options over the years to employees and directors under various stockholder approved stock option plans. At March 31, 2008, 2,109,400 stock options are outstanding. No stock options were granted during the first three months of 2008 or 2007. Stock options expiring during the first three months of 2008 and 2007 were 82,230 and 580, respectively. Stock warrants expiring in the first three months of 2008 were 50,000.

8.    Sales for the three months ended March 31, 2008 to i) Jacobs Field Services North America, Inc. were approximately $1,190,000, representing 13.9% of total revenues ii) ARB, Inc. were approximately $1,955,000, representing 22.8% of total revenues and iii) BP Carson Business Unit were approximately $2,185,000, representing 25.5% of total revenues. Sales for the three months ended March 31, 2007 to i) Jacobs Field Services North America, Inc. were approximately $697,000, representing 15.6% of total revenues ii) NRG Energy, Inc. were approximately $526,000, representing 11.8% of total revenues and iii) Matrix Service, Inc. were approximately $1,345,000, representing 30.1% of total revenues. Accounts receivable from ARB, Inc. was approximately $1,271,000 and from Jacobs Field Services North America, Inc. was approximately $881,000, representing 28.3% and 19.6% of total accounts receivable, respectively, as of March 31, 2008. Accounts receivable from Southern California Edison Company was approximately $694,000, from ARB, Inc. was $1,516,000 and from Jacobs Field Services North America, Inc. was approximately $992,000 at December 31, 2007. Since many of the projects we under take are relatively large, it is normal that various customers will represent a significant portion of our sales and/or accounts receivable in a given period. It is also the nature of the Company’s business that a significant customer in one year may not be a significant customer in a succeeding year.

9.    In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 became effective for most fair value measurements, other than leases and certain nonfinancial assets and liabilities, beginning January 1, 2008. SFAS No. 157 establishes a three-level fair value hierarchy and requires fair value disclosures based on this hierarchy. The method used to measure the fair value of our available for sale securities and collateral held on a shareholder note receivable is quoted prices in active markets for identical assets or liabilities (Level 1).

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS 159 permits entities to choose to measure certain financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 on January 1, 2008 and did not elect to apply SFAS 159 to its financial assets and liabilities. Therefore, the adoption of SFAS 159 had no impact on the Company's financial position and results of operations.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133. SFAS No. 161 amends and expands upon the disclosure requirements for derivative financial instruments and for hedging activities required under FASB Statement No. 133 to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative financial instruments, how derivative financial instruments are accounted for under Statement 133 and it related interpretations, and how derivative financial instruments affect an entity’s financial position, financial performance, and results of operations. SFAS No. 161 is effective for financial statement and interim periods beginning after November 15, 2008. The Company does not currently hold any derivative financial instruments, and therefore, the Company does not expect that the adoption of SFAS No. 161 will have a material affect on its financial statements and disclosures.

10.    In October 1999, we completed the sale of our operating businesses and development project located in Aguascalientes, Mexico. That sale specifically excluded those Mexican assets involved in the Company’s NAFTA claim which was settled in 2001. Under the terms of the sale we received an initial cash payment of $125,000 and recorded a receivable for $779,000, which has been fully reserved. Entrx continues to pursue claims in Mexico against Javier Guerra Cisneros and Promotora Industrial Galeana, S.A. de C.V. related to this sale.

11.    The number of asbestos-related cases which have been initiated naming us (primarily our subsidiary, Metalclad Insulation Corporation) as a defendant decreased from 232 in 2006 to 163 in 2007. At December 31, 2006 and 2007, there were, respectively, approximately 404 and 222 cases pending. These claims are currently defended and covered by insurance. There were 40 new claims made in the first three months of 2008, compared to 37 in the first three months of 2007. There were 218 cases pending at March 31, 2008. These claims are currently defended and covered by insurance.

The number of asbestos-related claims made against the Company has reflected a general downward trend. We believe that it is probable that this general trend will continue, although such continuance cannot be assured. From 2001 and through 2006, the annual average indemnity paid on over 2,550 resolved cases has fluctuated between a low of $14,504 in 2006 and a high of $26,520 in 2001, with an overall average over that period of approximately $19,131. Since 2001, there has been no discernible upward or downward trend in indemnity payments. The indemnity paid on the 44 cases resolved in the first quarter ended March 31, 2008 averaged $107,308, as a result of one case in which the plaintiff received a jury award of $1,659,000 and three other cases settling for approximately $1,000,000 each. As a further result, we estimate that the average indemnity paid on all claims resolved in 2008 will increase to over $30,000. We have chosen not to recalculate the average indemnity based upon the 2008 first-quarter results, as we do not anticipate a similar spike in any quarter during the rest of this year. Accordingly, we intend to continue to use the $19,131 average indemnity payment in estimating our aggregate asbestos-related personally injury liability unless we are prompted to alter this number by the next quarter’s results, or until we are able to take into consideration the results of resolved cases during the remainder of 2008.

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

As of December 31, 2006, we projected that approximately 186 new asbestos-related claims would be commenced, and approximately 237 cases would be resolved, in 2007, resulting in an estimated 353 cases pending at December 31, 2007. Although the actual number of claims made in 2007 was 163 and the number of cases pending as of December 31, 2007 was 222, slightly less than we anticipated, we did not believe the differences were significant enough to re-evaluate our estimate. In addition, our future defense costs and average indemnity per resolved case could be greater than projected, and such increase could partially offset any lower projection of liability which would result from such re-evaluation. Since we projected that an aggregate of 738 new cases would be commenced after December 31, 2007, and that 148 of these cases would be commenced in 2008, we estimated that an aggregate of 590 new cases would be commenced after December 31, 2008. Accordingly, we have projected the cases pending and projected to be commenced in the future at December 31, 2008, would be 897 cases. Multiplying 897 claims times the approximate average indemnity paid and defense costs incurred per resolved claim of $32,600, we estimated our liability for current and future asbestos-related claims at December 31, 2008 to be approximately $29,000,000. This amounts to a $7,000,000 reduction from the $36,000,000 liability we estimated as of December 31, 2007, or a $1,750,000 reduction per quarter in 2008.

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

Although defense costs are included in our insurance coverage, we expended $65,000 during the three months ended March 31, 2008 and $107,000 during the three months ended March 31, 2007 to administer the asbestos claims and defend the ACE Lawsuit discussed below. These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies.

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

We have engaged legal counsel to review all of our known insurance policies, and to provide us with the amount of coverage which such counsel believes to be probable under those policies for current and future asbestos-related injury claims against us. Such legal counsel has provided us with its opinion of the minimum probable insurance coverage available to satisfy asbestos-related injury claims, which significantly exceeds our estimated $36 million future liability for such claims as of December 31, 2007. Accordingly, we have included $34,250,000 and $36,000,000 of such insurance coverage receivable as an asset on our March 31, 2008 and December 31, 2007 balance sheets, respectively.

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

In June 2004, Metalclad Insulation Corporation, our wholly owned subsidiary, and Entrx Corporation, entered into a Settlement Agreement and Full Policy Release (the “Agreement”) releasing Allstate Insurance Company from its policy obligations for a broad range of claims arising from injury or damage which may have occurred during the period March 15, 1980 to March 15, 1981, under an umbrella liability policy (the “Policy”). The Policy provided limits of $5,000,000 in the aggregate and per occurrence. Allstate claimed that liability under the Policy had not attached, and that regardless of that fact, an exclusion in the Policy barred coverage for virtually all claims of bodily injury from exposure to asbestos, which is of primary concern to Metalclad Insulation Corporation. Metalclad Insulation Corporation took the position that such asbestos coverage existed. The parties to the Agreement reached a compromise, whereby Metalclad Insulation Corporation received $2,500,000 in cash, and Metalclad Insulation Corporation and Entrx Corporation agreed to indemnify and hold harmless the insurer from all claims which could be alleged against the insurer respecting the policy, limited to $2,500,000 in amount. Based on past experience related to asbestos insurance coverage, we believe that the Agreement we entered into in June 2004, will result in a probable loss contingency for future insurance claims based on the indemnification provision in the Agreement. Although we are unable to estimate the exact amount of the loss, we believe at this time the reasonable estimate of the loss will not be less than $375,000 or more than $2,500,000 (the $2,500,000 represents the maximum loss we would have based on the indemnification provision in the Agreement). Based on the information available to us, no amount in this range appears at this time to be a better estimate than any other amount. The $375,000 estimated loss contingency noted in the above range represents 15% of the $2,500,000 we received and is based upon our attorney’s informal and general inquiries to an insurance company of the cost for us to purchase an insurance policy to cover the indemnification provision we entered into. We recorded a reserve of $375,000 at the time we entered into the Agreement and nothing has come to our attention that would require us to record a different estimate at March 31, 2008. The ACE Lawsuit may result in our incurring costs in connection with obligations we may have to indemnify Allstate under the Settlement Agreement. Allstate, in a cross-complaint filed against Metalclad Insulation Corporation in October, 2005, asked the court to determine the Company’s obligation to assume and pay for the defense of Allstate in the ACE Lawsuit under the Company’s indemnification obligations in the Settlement Agreement. The Company is taking the position that it has no legal obligation to assume or pay for such defense.

12.    Supplemental disclosures of cash flow information:

Cash paid for interest was $2,369 and $5,139 for the three months ended March 31, 2008 and 2007, respectively.

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

General. The Company provides insulation and asbestos abatement services, primarily on the West Coast. Through our wholly-owned subsidiary Metalclad Insulation Corporation, we provide these services to a wide range of industrial, commercial and public agency clients. Insulation services include the installation of high- and low-temperature insulation on pipe, ducts, furnaces, boilers, and other types of industrial equipment and commercial applications. Asbestos abatement services include removal and disposal of asbestos-containing products in similar applications. We fabricate specialty items for the insulation industry, and sell insulation material and accessories incidental to our services business to our customers as well as to other contractors. A diverse list of clientele includes refineries, utilities, chemical/petrochemical plants, manufacturing facilities, commercial properties, office buildings and various governmental facilities.

Results of Operations: Three Months Ended March 31, 2008 and 2007

Revenue

Revenue for the three months ended March 31, 2008 was $8,557,000, an increase of 91.4% as compared to $4,471,000 for the three months ended March 31, 2007. Revenues increased during the three months ended March 31, 2008 as compared with the three months ended March 31, 2007 primarily as result of the Company obtaining new maintenance contracts, and hiring additional project managers which has allowed the Company to bid on more projects in 2008 and ultimately increased the number of jobs in which we were the winning bidder.

Cost of Revenue and Gross Margin

Cost of revenue was $7,131,000 for the three months ended March 31, 2008, as compared to $3,817,000 for the three months ended March 31, 2007. The gross margin percentage was approximately 16.7% for the three months ended March 31, 2008 as compared to 14.6% for the three months ended March 31, 2007. The increase in the gross margin percentage during the three months ended March 31, 2008 as compared with the three months ended March 31, 2007 is primarily the result of lower rates on our workers compensation insurance and the Company’s expansion into commercial insulation and abatement which generally allows for higher gross margin than industrial insulation and abatement.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended March 31, 2008 were $949,000 as compared to $699,000 for the comparable period ended March 31, 2007, an increase of 35.6%. The increase for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 was primarily due to increases in payroll, the accrual for bonuses, taxes and consulting expenses primarily related to complying with section 404 of the Sarbanes-Oxley Act. The increase in payroll expense was primarily due to an increase in the number of project managers at the Company which allows the Company to bid on more projects. For the three months ended March 31, 2008, the overall increase in selling, general and administrative costs was partially offset by a decrease in legal expenses.

Change in Allowance on Shareholder Note Receivable

Blake Capital Partners, LLC was current in the payment of interest on the shareholder note receivable through the payment due March 1, 2006. The payment due September 1, 2006, however, was not made, and we have been informed by Mr. Mills, the principal of Blake Capital Partners and guarantor on the note, that no payment can be expected in the foreseeable future. For the year ended December 31, 2006, we increased our reserve against the note receivable from Blake Capital Partners, LLC (“Blake”) by $1,083,885 as a result of the non-payment of interest, bringing the net of the note receivable less the reserve down to $210,000, the approximate value of the collateral securing the note. In April 2007, the Company canceled 500,000 shares of the Company’s common stock that were pledged as collateral on the note and applied the $115,000 value of the stock against the outstanding note balance. The note was not repaid on the October 31, 2007 due date. As of December 31, 2007 the Company adjusted the net book value of the note to $25,000, the approximate value of the collateral securing the note. The Company is exploring its opportunities to obtain proceeds from the sale of the 250,000 shares of VioQuest Pharmaceuticals, Inc. common stock pledged as collateral on the note. As such, the Company adjusted the carrying value of the note receivable to the approximate value of the collateral securing the note at March 31, 2008. The Company increased the allowance on the shareholder note receivable $8,000 for the three months ended March 31, 2008 and decreased the reserve $29,000 for the three months ended March 31, 2007.

Gain on Disposal of Property, Plant and Equipment

Gain on the disposal of property plant and equipment was $12,000 and $3,000 for the three months ended March 31, 2008 and 2007, respectively.

Interest Income and Expense

Interest income for the three months ended March 31, 2008 was $11,000 as compared to interest income of $15,000 for the three months ended March 31, 2007. During the three months ended March 31, 2008 and 2007, the Company did not record any interest income on the note receivable from Blake Capital Partners, LLC. Interest expense for the three months ended March 31, 2008 was $2,000 as compared to interest expense of $5,000 for the three months ended March 31, 2007.

Net Income

We had net income of $317,000 for the three months ended March 31, 2008 as compared to a net loss of $5,000 for the three months ended March 31, 2007.

Liquidity and Capital Resources

As of March 31, 2008, we had $2,632,000 in cash and cash equivalents and $597,000 in available-for-sale securities. The Company had working capital of $5,933,000 as of March 31, 2008. We own 190,566 shares of the common stock of

VioQuest Pharmaceuticals, Inc., the common stock of which is publicly traded on the NASD Bulletin Board under the symbol “VQPH”. Of the 190,566 shares, 75,000 shares are subject to options exercisable by one current and two former members of our Board of Directors at $1.25 per share. We also own 39,415 shares of Clearwire Corporation’s common stock (NASDAQ: CLWR).

In an effort to increase shareholder value and to diversify from our insulation services business, we have made an equity investment in Catalytic Solutions, Inc., that is not in the insulation services business and which we believed had the ability to provide acceptable return on our investment. We currently have an investment in Catalytic Solutions, Inc. which we value at $450,000. This company is in the early stages of its business development. Our investment represents less than 5% ownership and represent approximately 1.0% of the Company’s total assets at March 31, 2008 and December 31, 2007. Catalytic Solutions, Inc. manufactures and delivers proprietary technology that improves the performance and reduces the cost of catalytic converters. Catalytic Solutions, Inc. is traded on the AIM market in London, England.

Blake Capital Partners, LLC was current in the payment of interest on the shareholder note receivable through the payment due March 1, 2006. The payment due September 1, 2006, however, was not made, and we have been informed by Mr. Mills, the principal of Blake Capital Partners and guarantor on the note, that no payment can be expected in the foreseeable future. For the year ended December 31, 2006, we increased our reserve against the note receivable from Blake Capital Partners, LLC (“Blake”) by $1,083,885 as a result of the non-payment of interest, bringing the net of the note receivable less the reserve down to $210,000, the approximate value of the collateral securing the note. In April 2007, the Company canceled 500,000 shares of the Company’s common stock that were pledged as collateral on the note and applied the $115,000 value of the stock against the outstanding note balance. The note was not repaid on the October 31, 2007 due date. As of December 31, 2007 the Company adjusted the net book value of the note to $25,000, the approximate value of the collateral securing the note. The Company is exploring its opportunities to obtain proceeds from the sale of the 250,000 shares of VioQuest Pharmaceuticals, Inc. common stock pledged as collateral on the note. As such, the Company adjusted the carrying value of the note receivable to the approximate value of the collateral securing the note at March 31, 2008. The Company increased the allowance on the shareholder note receivable $8,000 for the three months ended March 31, 2008 and decreased the reserve $29,000 for the three months ended March 31, 2007.

Cash provided by operations was $1,231,000 for the three months ended March 31, 2008 compared with cash provided by operations of $247,000 for the three months ended March 31, 2007. For the three months ended March 31, 2008 the positive cash flow from operations was primarily the result of our $317,000 of net income and a decrease in accounts receivable of $1,052,000. This positive cash flow was partially offset by an increase in costs and estimated earnings in excess of billings on uncompleted contracts of $283,000. For the three months ended March 31, 2007 the positive cash flow from operations was primarily the result of a $499,000 decrease in accounts receivable and a decrease in prepaid expenses of $113,000, partially offset by a $300,000 decrease in accounts payable and accrued expenses and a $59,000 decrease in billings in excess of costs and estimated earnings on uncompleted contracts.

Net investing activities used $5,000 and $54,000 of cash in the three months ended March 31, 2008 and 2007, respectively. For the three months ended March 31, 2008 and 2007, we used cash of $17,000 and $56,000, respectively, for capital expenditures, primarily at our subsidiary, Metalclad Insulation Corporation. During the three months ended March 31, 2008 and 2007, cash of $12,000 and $3,000 was provided by proceeds from sales of assets, respectively.

Cash used in financing activities totaled $39,000 for the three months ended March 31, 2008 compared with cash provided by financing activities of $23,000 for the comparable period in 2007. Proceeds from long-term debt provided $54,000 of cash during the three months ended March 31, 2007. Payments on long-term borrowings used $39,000 and $31,000 of cash in the three months ended March 31, 2008 and 2007, respectively.

The number of asbestos-related cases which have been initiated naming us (primarily our subsidiary, Metalclad Insulation Corporation) as a defendant decreased to 265 in 2004 and to 199 in 2005, but increased in 2006 to 232. The number decreased to 163 in 2007. At December 31, 2004, 2005, 2006 and 2007, there were, respectively, approximately 710, 507, 404 and 222 cases pending. These claims are currently defended and covered by insurance. There were 40 new claims made in the first three months of 2008, compared to 37 in the first three months of 2007, and 44 cases resolved in the first three months of 2008, compared to 66 cases resolved in the first three months of 2007. There were 218 cases pending at March 31, 2008. These claims are currently defended and covered by insurance.

The number of asbestos-related claims made against the Company since 2003, as well as the number of cases pending at the end of each of those years, has reflected a general downward trend from 2003 through 2007. We believe that it is probable that this general trend will continue, although such continuance cannot be assured. From 2001 and through 2006, the annual average indemnity paid on over 2,550 resolved cases has fluctuated between a low of $14,504 in 2006 and a high of $26,520 in 2001, with an overall average over that period of approximately $19,131. Since 2001, there has been no discernible upward or downward trend in indemnity payments. The indemnity paid on the 44 cases resolved in the first quarter ended March 31, 2008 averaged $107,308, as a result of one case in which the plaintiff received a jury award of $1,659,000 and three other cases settling for approximately $1,000,000 each. As a further result, we estimate that the average indemnity paid on all claims resolved in 2008 will increase to over $30,000. We have chosen not to recalculate the average indemnity based upon the 2008 first-quarter results, as we do not anticipate a similar spike in any quarter during the rest of this year. Accordingly, we intend to continue to use the $19,131 average indemnity payment in estimating our aggregate asbestos-related personally injury liability unless we are prompted to alter this number by the next quarter’s results, or until we are able to take into consideration the results of resolved cases during the remainder of 2008.

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

As of December 31, 2006, we projected that approximately 186 new asbestos-related claims would be commenced, and approximately 237 cases would be resolved, in 2007, resulting in an estimated 353 cases pending at December 31, 2007. Although the actual number of claims made in 2007 was 163, and the number of cases pending as of December 31, 2007 was 222, slightly less than we anticipated, we do not believe the differences are significant enough to re-evaluate our estimate. In addition, our future defense costs and average indemnity per resolved case could be greater than projected, and such increase could partially offset any lower projection of liability which would result from such re-evaluation. Since we projected that an aggregate of 738 new cases would be commenced after December 31, 2007, and that 148 of these cases would be commenced in 2008, we estimated that an aggregate of 590 new cases would be commenced after December 31, 2008. Accordingly, we have projected the cases pending and projected to be commenced in the future at December 31, 2008, would be 897 cases. Multiplying 897 claims times the approximate average indemnity paid and defense costs incurred per resolved claim from 2002 through 2006 of $32,600, we estimated our liability for current and future asbestos-related claims at December 31, 2008 to be approximately $29,000,000. This amounts to a $7,000,000 reduction from the $36,000,000 liability we estimated as of December 31, 2007, or a $1,750,000 reduction per quarter in 2008.

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

Although defense costs are included in our insurance coverage, we expended $174,000, $304,000, $188,000, $215,000 and $296,000 in 2003, 2004, 2005, 2006 and 2007, respectively, and $65,000 in the three months ended March 31, 2008 to administer the asbestos claims and defend the ACE Lawsuit discussed below. These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies.

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

We have engaged legal counsel to review all of our known insurance policies, and to provide us with the amount of coverage which such counsel believes to be probable under those policies for current and future asbestos-related injury claims against us. Such legal counsel has provided us with its opinion of the minimum probable insurance coverage available to satisfy asbestos-related injury claims, which significantly exceeds our estimated $36 million future liability for such claims as of December 31, 2007. Accordingly, we have included $34,250,000 and $36,000,000 of such insurance coverage receivable as an asset on our March 31, 2008 and December 31, 2007 balance sheets, respectively.

On February 23, 2005 ACE Property & Casualty Company ("ACE"), Central National Insurance Company of Omaha ("Central National") and Industrial Underwriters Insurance Company ("Industrial"), which are all related entities, filed a declaratory relief lawsuit (“the ACE Lawsuit”) against Metalclad Insulation Corporation (“Metalclad”) and a number of Metalclad's other liability insurers, in the Superior Court of the State of California, County of Los Angeles. ACE, Central National and Industrial issued umbrella and excess policies to Metalclad, which has sought and obtained from the plaintiffs both defense and indemnity under these policies for the asbestos lawsuits brought against Metalclad during the last four to five years. The ACE Lawsuit seeks declarations regarding a variety of coverage issues, but is centrally focused on issues involving whether historical and currently pending asbestos lawsuits brought against Metalclad are subject to either an "aggregate" limits of liability or separate "per occurrence" limits of liability. Whether any particular asbestos lawsuit is properly classified as being subject to an aggregate limit of liability depends upon whether or not the suit falls within the "products" or "completed operations" hazards found in most of the liability policies issued to Metalclad. Resolution of these classification issues will determine if, as ACE and Central National allege, their policies are nearing exhaustion of their aggregate limits and whether or not other Metalclad insurers who previously asserted they no longer owed any coverage obligations to Metalclad because of the claimed exhaustion of their aggregate limits, in fact, owe Metalclad additional coverage obligations. The ACE Lawsuit also seeks to determine the effect of the settlement agreement between the Company and Allstate Insurance Company on the insurance obligations of various other insurers of Metalclad, and the effect of the “asbestos exclusion” in the Allstate policy. The ACE Lawsuit does not seek any monetary recovery from Metalclad. Nonetheless, we anticipate that we will incur attorneys fees and other associated litigation costs in defending the lawsuit and any counter claims made against us by any other insurers, and in prosecuting any claims we may seek to have adjudicated regarding our insurance coverage. In addition, the ACE Lawsuit may result in our incurring costs in connection with obligations we may have to indemnify Allstate under a settlement agreement. Allstate, in a cross-complaint filed against Metalclad Insulation Corporation in October, 2005, asked the court to determine the Company’s obligation to assume and pay for the defense of Allstate in the ACE Lawsuit under the Company’s indemnification obligations in the settlement agreement. The Company does not believe that it has any legal obligation to assume or pay for such defense.

The Company projects that cash flow generated through the operation of its subsidiary, Metalclad Insulation Corporation, and the Company’s net cash assets as of March 31, 2008 will be sufficient to meet the Company’s cash requirements for at least the next twelve months.

Significant Accounting Policies

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our annual report for the year ended December 31, 2007. The accounting policies used in preparing our interim 2008 consolidated condensed financial statements are the same as those described in our annual report.

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

Recent Accounting Pronouncements

See footnote 9 of the financial statements.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the financial statements and to other members of senior management and the Audit Committee of the Board.

We conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation our chief executive officer and chief financial officer have concluded that, as of March 31, 2008, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting for the three-months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The number of asbestos-related cases which have been initiated naming us (primarily our subsidiary, Metalclad Insulation Corporation) as a defendant decreased from 265 in 2004 and to 199 in 2005, but increased in 2006 to 232. The number decreased to 163 in 2007 and was 40 for the three months ended March 31, 2008. At December 31, 2004, 2005, 2006 and 2007, there were, respectively, approximately 710, 507, 404 and 222 cases pending. As of March 31, 2008, there were 218 cases pending. These claims are currently defended and covered by insurance.

Set forth below is a table for the years ended December 31, 2004, 2005, 2006, 2007 and the three months ended March 31, 2008, which sets forth for each such period the approximate number of asbestos-related cases filed, the number of such cases resolved by dismissal or by trial, the number of such cases resolved by settlement, the total number of resolved cases, the number of filed cases pending at the end of such period, the total indemnity paid on all resolved cases, the average indemnity paid on all settled cases and the average indemnity paid on all resolved cases:

	2004	2005		2006	2007		Three Months Ended March 31, 2008
New cases filed	265	199		232	163		40
Defense judgments and dismissals	311	294	(3)	253	292	(3)	37
Plaintiff judgments and Settled cases	97	108		82	53		7
Total resolved cases (1)	408	402	(3)	335	345	(3)	44
Pending cases (1)	710	507	(2,3)	404	222	(3)	218
Total indemnity payments	$6,366,750	$8,513,750		$4,858,750	$7,974,500		$4,721,550
Average indemnity paid on plaintiff judgments and settled cases	$65,637	$78,831		$59,253	$150,462		$674,507
Average indemnity paid on all resolved cases	$15,605	$21,178	(2)	$14,504	$23,114		$107,301

(1)	Total resolved cases includes, and the number of pending cases excludes, cases which have been settled but which have not been closed for lack of final documentation or payment.
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

The number of asbestos-related claims made against the Company since 2003, as well as the number of cases pending at the end of each of those years, has reflected a general downward trend from 2003 through 2007. We believe that it is probable that this general trend will continue, although such continuance cannot be assured. From 2001 and through 2006, the annual average indemnity paid on over 2,550 resolved cases has fluctuated between a low of $14,504 in 2006 and a high of $26,520 in 2001, with an overall average over that period of approximately $19,131. Since 2001, there has been no discernible upward or downward trend in indemnity payments. The indemnity paid on the 44 cases resolved in the first quarter ended March 31, 2008 averaged $107,308, as a result of one case in which the plaintiff received a jury award of $1,659,000 and three other cases settling for approximately $1,000,000 each. As a further result, we estimate that the average indemnity paid on all claims resolved in 2008 will increase to over $30,000. We have chosen not to recalculate the average indemnity based upon the 2008 first-quarter results, as we do not anticipate a similar spike in any quarter during the rest of this year. Accordingly, we intend to continue to use the $19,131 average indemnity payment in estimating our aggregate asbestos-related personally injury liability unless we are prompted to alter this number by the next quarter’s results, or until we are able to take into consideration the results of resolved cases during the remainder of 2008.

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

As of December 31, 2006, we projected that approximately 186 new asbestos-related claims would be commenced, and approximately 237 cases would be resolved, in 2007, resulting in an estimated 353 cases pending at December 31, 2007. Although the actual number of claims made in 2007 was 163 and the number of cases pending as of December 31, 2007 was 222, slightly less than we anticipated, we do not believe the differences are significant enough to re-evaluate our estimate. In addition, our future defense costs and average indemnity per resolved case could be greater than projected, and such increase could partially offset any lower projection of liability which would result from such re-evaluation. Since we projected that an aggregate of 738 new cases would be commenced after December 31, 2007, and that 148 of these cases would be commenced in 2008, we estimated that an aggregate of 590 new cases would be commenced after December 31, 2008. Accordingly, we have projected the cases pending and projected to be commenced in the future at December 31, 2008, would be 897 cases. Multiplying 897 claims times the approximate average indemnity paid and defense costs incurred per resolved claim from 2002 through 2006 of $32,600, we estimated our liability for current and future asbestos-related claims at December 31, 2008 to be approximately $29,000,000. This amounts to a $7,000,000 reduction from the $36,000,000 liability we estimated as of December 31, 2007, or a $1,750,000 reduction per quarter in 2008.

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

Although defense costs are included in our insurance coverage, we expended $174,000, $304,000, $188,000, $215,000 and $296,000 in 2003, 2004, 2005, 2006 and 2007, respectively, and $65,000 for the three months ended March 31, 2008 to administer the asbestos claims and defend the ACE Lawsuit discussed below. These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies.

On February 23, 2005 ACE Property & Casualty Company ("ACE"), Central National Insurance Company of Omaha ("Central National") and Industrial Underwriters Insurance Company ("Industrial"), which are all related entities, filed a declaratory relief lawsuit (“the ACE Lawsuit”) against Metalclad Insulation Corporation (“Metalclad”) and a number of Metalclad's other liability insurers, in the Superior Court of the State of California, County of Los Angeles. ACE, Central National and Industrial issued umbrella and excess policies to Metalclad, which has sought and obtained from the plaintiffs both defense and indemnity under these policies for the asbestos lawsuits brought against Metalclad during the last four to five years. The ACE Lawsuit seeks declarations regarding a variety of coverage issues, but is centrally focused on issues involving whether historical and currently pending asbestos lawsuits brought against Metalclad are subject to either an "aggregate" limits of liability or separate "per occurrence" limits of liability. Whether any particular asbestos lawsuit is properly classified as being subject to an aggregate limit of liability depends upon whether or not the suit falls within the "products" or "completed operations" hazards found in most of the liability policies issued to Metalclad. Resolution of these classification issues will determine if, as ACE and Central National allege, their policies are nearing exhaustion of their aggregate limits and whether or not other Metalclad insurers who previously asserted they no longer owed any coverage obligations to Metalclad because of the claimed exhaustion of their aggregate limits, in fact, owe Metalclad additional coverage obligations. The ACE Lawsuit also seeks to determine the effect of the settlement agreement between the Company and Allstate Insurance Company on the insurance obligations of various other insurers of Metalclad, and the effect of the “asbestos exclusion” in the Allstate policy. The ACE Lawsuit does not seek any monetary recovery from Metalclad. Nonetheless, we anticipate that we will incur attorneys fees and other associated litigation costs in defending the lawsuit and any counter claims made against us by any other insurers, and in prosecuting any claims we may seek to have adjudicated regarding our insurance coverage. In addition, the ACE Lawsuit may result in our incurring costs in connection with obligations we may have to indemnify Allstate under a settlement agreement. Allstate, in a cross-complaint filed against Metalclad Insulation Corporation in October, 2005, asked the court to determine the Company’s obligation to assume and pay for the defense of Allstate in the ACE Lawsuit under the Company’s indemnification obligations in the settlement agreement. The Company does not believe that it has any legal obligation to assume or pay for such defense.

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

In a related action, a default was entered against us in December, 2002, in favor of the same former employee referred to in the foregoing paragraph by the Mexican Federal Labor Arbitration Board, for an unspecified amount. The former employee was seeking in excess of $9,000,000 in damages as a result of his termination as an employee. The default was obtained without the proper notice being given to us, and was set aside in the quarter ended June 30, 2003. The Mexican Federal Labor Arbitration Board rendered a recommendation on December 13, 2004, to the effect that the former employee was entitled to an award of $350,000 from Entrx in connection with the termination of his employment. The award is in the form of a recommendation which has been affirmed by the Mexican Federal Court, but is only exercisable against assets of the Company located in Mexico. The Company has no material assets in Mexico. The award does not represent a collectible judgment against the Company in the United States. Since the Company has no material assets in Mexico, the likelihood of any obligation to satisfy this award is remote, and we therefore believe that there is no potential liability to the Company which needs to be recorded in our financial statements. The Company intends to continue to pursue its claims against the same employee for breach of contract, fraud, collusion and other causes of action in connection with the 1999 sale of one of the Company’s operating businesses in Mexico.

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

Since the May 2006 Settlement Agreement, the remaining action against Javier Guerra Cisneros and Promotora Industrial Galeana, S.A. de C.V has experienced repeated and extended delays in the State Court in Mexico City. In the fourth quarter of 2007, the Company filed an amparo (injunction) application with the Mexican federal court in Mexico City, requesting that the State Court take affirmative action in the Company's pending case.  That amparo was denied during the first quarter of 2008 and an appeal has been presented to the federal appellate court.  A ruling on the appeal is expected within the next 90 days.

Item 4. Submission of Matters to a Vote of Security Holders

At a Special Meeting of Shareholders held on January 28, 2008, the following persons were elected, by the votes indicated, as the members of the Board of Directors of the Company, each to serve until the next annual meeting of the shareholders or the election of a successor:

	Number of Shares
	For	Against	Abstentions	Broker Non-votes
Peter L. Hauser	6,592,121	147,620	-	-
Joseph M. Caldwell	6,451,927	287,814	-	-
David E. Cleveland	6,592,125	147,616	-	-
E. Thomas Welch	6,591,922	147,819	-	-

Also voted on at the Special Meeting of Shareholders held on January 28, 2008, was a proposed amendment to the Company’s certificate of Incorporation which would effect a 1-for-500 reverse split of the Company’s outstanding common stock, followed by a 500-for-1 stock split, which would cash out shareholders owning less than 500 shares. The vote totals for the proposed amendment were as follows:

Number of Shares
For	Against	Abstentions	Broker Non-votes
2,288,781	800,106	3,914	3,646,940

Since adoption of the motion required the affirmative vote of a majority of the outstanding shares, or 3,808,734 shares, the motion was not adopted.

Item 6. Exhibits

Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTRX CORPORATION

Date: May 9, 2008
By:  /s/Peter L. Hauser

Peter L. Hauser
Chief Executive Officer

Date: May 9, 2008
By:  /s/Brian D. Niebur

Brian D. Niebur
Chief Financial Officer
(Principal Accounting Officer)