Form 10-Q
period 2008-06-30
ENTRX CORP
filed 2008-08-11
CIK 13547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting Company	X

As of August 6, 2008, the registrant had 7,656,147 shares outstanding of its Common Stock, $.10 par value.

ENTRX CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Consolidated Balance Sheets at June 30, 2008 (unaudited)
and December 31, 2007 (audited)	1

Consolidated Statements of Operations and Comprehensive Income for the
three and six months ended June 30, 2008 and 2007 (unaudited)	2

Consolidated Statements of Cash Flows for the six months ended
June 30, 2008 and 2007 (unaudited)	3

Notes to Consolidated Financial Statements (unaudited)	4

Item 2. Management's Discussion of Financial Condition and Results of Operations	9

Item 4T. Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 6. Exhibits	19

SIGNATURES	20

References to “we”, “us”, “our”, “the registrant” and “the Company” in this quarterly report on Form 10-Q shall mean or refer to Entrx Corporation and its consolidated subsidiary, Metalclad Insulation Corporation, unless the context in which those words are used would indicate a different meaning.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements
ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2008	2007
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,155,821	$1,444,883
Available-for-sale securities	517,819	559,436
Accounts receivable, less allowance for doubtful accounts of $80,000 as of June 30, 2008 and December 31, 2007	3,385,531	5,466,889
Costs and estimated earnings in excess of billings on uncompleted contracts	904,280	631,625
Inventories	303,140	107,118
Prepaid expenses and other current assets	79,088	273,156
Insurance claims receivable	6,000,000	7,000,000
Shareholder note receivable, net of allowance of $1,373,000 and $1,356,000 as of June 30, 2008 and December 31, 2007, respectively	8,750	25,000
Other receivables	328,958	180,015
Total current assets	14,683,387	15,688,122

Property, plant and equipment, net	404,544	366,954
Investments in unconsolidated affiliates	450,000	450,000
Insurance claims receivable	26,500,000	29,000,000
Other assets	70,138	193,540
	$42,108,069	$45,698,616

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$138,509	$113,000
Accounts payable	736,988	1,251,423
Accrued expenses	1,564,605	1,859,048
Reserve for asbestos liability claims	6,000,000	7,000,000
Billings in excess of costs and estimated earnings on uncompleted contracts	117,694	62,394
Total current liabilities	8,557,796	10,285,865

Long-term debt, less current portion	157,445	132,470
Reserve for asbestos liability claims	26,500,000	29,000,000
Total liabilities	35,215,241	39,418,335

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $1; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.10; 80,000,000 shares authorized; 7,656,147 issued and outstanding at June 30, 2008 and 7,616,147 issued and outstanding at December 31, 2007	811,095	807,095
Additional paid-in capital	69,831,881	69,821,881
Accumulated deficit	(63,677,230)	(64,132,186)
Accumulated other comprehensive loss	(72,918)	(216,509)
Total shareholders’ equity	6,892,828	6,280,281
	$42,108,069	$45,698,616

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Contract revenues	$5,203,348	$5,563,307	$13,760,098	$10,033,941

Contract costs and expenses	4,192,696	4,586,544	11,323,660	8,404,013

Gross margin	1,010,652	976,763	2,436,438	1,629,928

Operating expenses:
Selling, general and administrative	863,533	636,828	1,812,035	1,336,122
Change in allowance on shareholder note receivable	8,750	28,750	16,250	-
Gain on disposal of property, plant and equipment	(2,700)	(121)	(14,550)	(2,921)
Total operating expenses	869,583	665,457	1,813,735	1,333,201

Operating income	141,069	311,306	622,703	296,727

Interest income	10,585	15,161	21,112	29,689
Interest expense	(1,281)	(3,335)	(3,650)	(8,474)
Impairment charge on available-for-sale securities	(12,056)	-	(185,209)	-

Net income	138,317	323,132	454,956	317,942

Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale securities	(79,257)	122,723	(41,618)	179,340
Reclassification adjustment for unrealized losses on available-for-sale securities recognized in net income	12,056	-	185,209	-

Comprehensive income	$71,116	$445,855	$598,547	$497,282

Weighted average number of common shares — basic and diluted	7,656,147	7,627,136	7,650,213	7,827,722

Net income per share of common stock — basic and diluted	$0.02	$0.04	$0.06	$0.04

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2008	2007
	(unaudited)

Cash flows from operating activities:
Net income	$454,956	$317,942
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,524	95,252
Gain on disposal of property, plant and equipment	(14,550)	(2,921)
Impairment charge on investment	185,209	-
Common stock issued for services	14,000	18,400
Allowance on shareholder note receivable	16,250	-
Changes in operating assets and liabilities:
Accounts receivable	2,081,358	195,108
Costs and estimated earnings in excess of billings on uncompleted contracts	(272,655)	(51,824)
Inventories	(196,022)	(78,463)
Prepaid expenses and other current assets	194,067	125,684
Other receivables	(148,943)	27,643
Other assets	123,402	-
Accounts payable and accrued expenses	(808,878)	(259,644)
Billings in excess of costs and estimated earnings on uncompleted contracts	55,300	54,883
Net cash provided by operating activities	1,784,018	442,060

Cash flows from investing activities:
Capital expenditures	(1,466)	(121,440)
Proceeds from sale of property, plant and equipment, net of expenses	-	32,800
Net cash used in investing activities	(1,466)	(88,640)

Cash flows from financing activities:
Proceeds from long-term debt	-	84,033
Payments on long-term debt	(71,614)	(57,471)
Net cash (used in) provided by financing activities	(71,614)	26,562

Increase in cash and cash equivalents	1,710,938	379,982
Cash and cash equivalents at beginning of period	1,444,883	1,607,580
Cash and cash equivalents at end of period	$3,155,821	$1,987,562

Non-cash investing and financing activities:
Acquisition of property, plant and equipment
in exchange for notes payable	$132,072	$-

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)

1. The accompanying unaudited consolidated financial statements of Entrx Corporation and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management all adjustments, consisting of normal recurring items, necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

2. The income per share amounts for the three and six months ended June 30, 2008 and 2007, were computed by dividing the net income by the weighted average shares outstanding during the applicable period. Dilutive common equivalent shares have not been included in the computation of diluted income per share because their inclusion would be antidilutive.

All stock options and warrants were anti-dilutive for the three and six months ended June 30, 2008 and 2007 because their respective exercise prices were greater than the average market price of the common stock.

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

	Aggregate fair value	Gross unrealized gains	Gross unrealized losses	Cost
Available for sale securities - June 30, 2008	$517,819	$-	$(72,918)	$590,737
Available for sale securities - December 31, 2007	$559,436	$-	$(216,509)	$775,945

The Company's net unrealized holding gain (loss) was $(67,201) and $122,723 for the three months ended June 30, 2008 and 2007, respectively and $(72,918) and $179,340 for the six months ended June 30, 2008 and 2007, respectively.

On an ongoing basis, the Company evaluates its investments in available-for-sale securities to determine if a decline in fair value is other-than-temporary. When a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. Considering the severity and duration of the decline in fair value and the financial condition and near-term prospects of our investments, we recognized an other than temporary impairment charge in the amount of $185,209 during the six months ended June 30, 2008 on two of our investments.

The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2008.

	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable equity securities	$517,819	$(72,918)	$-	$-	$517,819	$(72,918)
Total	$517,819	$(72,918)	$-	$-	$517,819	$(72,918)

The Company also has a minority investment in Catalytic Solutions, Inc.. This investment is included in investments in unconsolidated affiliates on the Consolidated Balance Sheets and is carried at cost unless the fair value of the investment below the cost basis is judged to be other-than-temporary. The Company monitors this investment for impairment on an ongoing basis.

4. Inventories, which consist principally of insulation products and related materials, are stated at the lower of cost (determined on the first-in, first-out method) or market.

5. Blake Capital Partners, LLC was current in the payment of interest on the shareholder note receivable through the payment due March 1, 2006. The payment due September 1, 2006, however, was not made, and we have been informed by Mr. Mills, the principal of Blake Capital Partners and guarantor on the note, that no payment can be expected in the foreseeable future. For the year ended December 31, 2006, we increased our reserve against the note receivable from Blake Capital Partners, LLC (“Blake”) by $1,083,885 as a result of the non-payment of interest, bringing the net of the note receivable less the reserve down to $210,000, the approximate value of the collateral securing the note. In April 2007, the Company canceled 500,000 shares of the Company’s common stock that were pledged as collateral on the note and applied the $115,000 value of the stock against the outstanding note balance. The note was not repaid on the October 31, 2007 due date. As of December 31, 2007 the Company adjusted the net book value of the note to $25,000, the approximate value of the collateral securing the note. The Company is also exploring its opportunities to obtain proceeds from the sale of the 25,000 shares (250,000 shares before a one for ten share reverse stock split on April 30, 2008) of VioQuest Pharmaceuticals, Inc. common stock pledged as collateral on the note. During the three and six months ended June 30, 2008, the Company recorded an additional provision to adjust the carrying value of the note receivable to the approximate value of the collateral securing the note at June 30, 2008.

6. Accrued expenses consist of the following:

	June 30, 2008	December 31, 2007
Wages, bonuses and payroll taxes	$634,328	$677,096
Union dues	197,163	462,483
Accounting and legal fees	36,000	42,000
Insurance	123,316	61,147
Insurance settlement reserve	375,000	375,000
Inventory purchases	26,117	44,871
Taxes	26,629	-
Other	146,052	196,451
	$1,564,605	$1,859,048

7. As more fully described in our Annual Report on Form 10-KSB for the year ended December 31, 2007, the Company has granted stock options over the years to employees and directors under various stockholder approved stock option plans. At June 30, 2008, 2,108,900 stock options are outstanding. No stock options were granted during the first six months of 2008 or 2007. Stock options expiring during the first six months of 2008 and 2007 were 82,730 and 4,080, respectively. Stock warrants expiring in the first six months of 2008 were 50,000.

8. Sales for the three and six months ended June 30, 2008 to i) Jacobs Field Services North America, Inc. were approximately $1,173,000 and $2,364,000, respectively, representing 22.6% and 17.2% of total revenues, respectively ii) ARB, Inc. were approximately $0 and $1,921,000, respectively, representing 0% and 14.0% of total revenues, respectively, iii) BP Carson Business Unit were approximately $488,000 and $2,673,000, respectively, representing 9.4% and 19.4% of total revenues, respectively, iv) ConocoPhillips Company were approximately $740,000 and $784,000, respectively, representing 14.2% and 5.7% of total revenues, respectively, and v) Matrix Service, Inc. were approximately $544,000 and $544,000, respectively, representing 10.5% and 4.0% of total revenues, respectively. Sales for the three and six months ended June 30, 2007 to i) Jacobs Field Services North America, Inc. were approximately $714,000 and $1,411,000, representing 12.8% and 14.1% of total revenues, respectively ii) ARB, Inc. were approximately $717,000 and $717,000, representing 12.9% and 7.2% of total revenues, respectively and iii) Matrix Service, Inc. were approximately $676,000 and $2,021,000, representing 12.1% and 20.1% of total revenues, respectively. Accounts receivable from Matrix Service, Inc. was approximately $476,000, from ConocoPhillips Company was approximately $457,000, and from Jacobs Field Services North America, Inc. was approximately $536,000, representing 13.7%, 13.2% and 15.5% of total accounts receivable, respectively, at June 30, 2008. Accounts receivable from Southern California Edison Company was approximately $694,000, from ARB, Inc. was $1,516,000 and from Jacobs Field Services North America, Inc. was approximately $992,000, representing 20.0%, 43.7% and 28.6% of total accounts receivable, respectively, at December 31, 2007. Since many of the projects we undertake are relatively large, it is normal that various customers will represent a significant portion of our sales and/or accounts receivable in a given period. It is also the nature of the Company’s business that a significant customer in one year may not be a significant customer in a succeeding year.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133. SFAS No. 161 amends and expands upon the disclosure requirements for derivative financial instruments and for hedging activities required under FASB Statement No. 133 to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative financial instruments, how derivative financial instruments are accounted for under Statement 133 and it related interpretations, and how derivative financial instruments affect an entity’s financial position, financial performance, and results of operations. SFAS No. 161 is effective for financial statement and interim periods beginning after November 15, 2008. The Company does not currently hold any derivative financial instruments, and therefore, the Company does not expect that the adoption of SFAS No. 161 will have a material effect on its financial statements and disclosures.

10. The number of asbestos-related cases which have been initiated naming us (primarily our subsidiary, Metalclad Insulation Corporation) as a defendant decreased from 232 in 2006 to 163 in 2007. At December 31, 2006 and 2007, there were, respectively, approximately 404 and 222 cases pending. There were 86 new claims made in the first six months of 2008, compared to 89 in the first six months of 2007. There were 241 cases pending at June 30, 2008. All asbestos related claims are currently defended and covered by insurance.

The number of asbestos-related claims made against the Company has reflected a general downward trend. We believe that it is probable that this general trend will continue, although such continuance cannot be assured. From 2001 and through 2006, the annual average indemnity paid on over 2,550 resolved cases has fluctuated between a low of $14,504 in 2006 and a high of $26,520 in 2001, with an overall average over that period of approximately $19,131. During this same period, there has been no discernible upward or downward trend in indemnity payments. However, the indemnity paid on the 67 cases resolved in the six months ended June 30, 2008 averaged $70,919, as a result of one case in which the plaintiff received a jury award of $1,659,000 and three other cases settling for approximately $1,000,000 each. As a result, we estimate that the average indemnity paid on all claims resolved in 2008 will increase to over $30,000. We have chosen not to recalculate the average indemnity based upon the 2008 first six month results, as we do not anticipate a similar increase in average settlement amounts in any quarter during the rest of this year. Accordingly, we intend to continue to use the $19,131 historical average indemnity payment in estimating our aggregate asbestos-related personally injury liability unless we are prompted to alter this number by the next quarter’s results, or until we are able to take into consideration the results of resolved cases during the remainder of 2008.

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

As of December 31, 2006, we projected that approximately 186 new asbestos-related claims would be commenced, and approximately 237 cases would be resolved, in 2007, resulting in an estimated 353 cases pending at December 31, 2007. Although the actual number of claims made in 2007 was 163 and the number of cases pending as of December 31, 2007 was 222, less than we anticipated, we did not believe the differences were significant enough to re-evaluate our estimate. In addition, our future defense costs and average indemnity per resolved case could be greater than projected, and such increase could partially offset any lower projection of liability which would result from such re-evaluation. Since we projected that an aggregate of 738 new cases would be commenced after December 31, 2007, and that 148 of these cases would be commenced in 2008, we estimated that an aggregate of 590 new cases would be commenced after December 31, 2008. Accordingly, we have projected the cases pending and projected to be commenced in the future at December 31, 2008, would be 897 cases. Multiplying 897 claims times the approximate average indemnity paid and defense costs incurred per resolved claim of $32,600, we estimated our liability for current and future asbestos-related claims at December 31, 2008 to be approximately $29,000,000. This amounts to a $7,000,000 reduction from the $36,000,000 liability we estimated as of December 31, 2007, or a $1,750,000 reduction per quarter in 2008.

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

Although defense costs are included in our insurance coverage, we expended $39,000 and $104,000 during the three and six months ended June 30, 2008 and $66,000 and $173,000 during the three and six months ended June 30, 2007 to administer the asbestos claims and defend the ACE Lawsuit discussed below. These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies.

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

We have determined that the minimum probable insurance coverage available to satisfy asbestos-related injury claims significantly exceeds our estimated future liability for such claims of $32,500,000 and $36,000,000 as of June 30, 2008 and December 31, 2007, respectively. Accordingly, we have included $32,500,000 and $36,000,000 of such insurance coverage receivable as an asset on our June 30, 2008 and December 31, 2007 balance sheets, respectively. Our determination assumes that the current trend of reducing asbestos-related injury claims will continue and that the average indemnity and direct legal costs of each resolved claim will not materially increase. The determination also assumes that the insurance companies live up to what we believe is their obligation to continue to cover our exposure with regards to these claims. Several affiliated insurance companies have brought a declaratory relief action against our subsidiary, Metalclad, as well as a number of other insurers, to resolve certain coverage issues as discussed below.

On February 23, 2005 ACE Property & Casualty Company ("ACE"), Central National Insurance Company of Omaha ("Central National") and Industrial Underwriters Insurance Company ("Industrial"), which are all related entities, filed a declaratory relief lawsuit (“the ACE Lawsuit”) against Metalclad Insulation Corporation (“Metalclad”) and a number of Metalclad's other liability insurers, in the Superior Court of the State of California, County of Los Angeles. ACE, Central National and Industrial issued umbrella and excess policies to Metalclad, which has sought and obtained from the plaintiffs both defense and indemnity under these policies for the asbestos lawsuits brought against Metalclad during the last four to five years. The ACE Lawsuit seeks declarations regarding a variety of coverage issues, but is centrally focused on issues involving whether historical and currently pending asbestos lawsuits brought against Metalclad are subject to either an "aggregate" limits of liability or separate "per occurrence" limits of liability. Whether any particular asbestos lawsuit is properly classified as being subject to an aggregate limit of liability depends upon whether or not the suit falls within the "products" or "completed operations" hazards found in most of the liability policies issued to Metalclad. Resolution of these classification issues will determine if, as ACE and Central National allege, their policies are nearing exhaustion of their aggregate limits and whether or not other Metalclad insurers who previously asserted they no longer owed any coverage obligations to Metalclad because of the claimed exhaustion of their aggregate limits, in fact, owe Metalclad additional coverage obligations. The ACE Lawsuit also seeks to determine the effect of the settlement agreement between the Company and Allstate Insurance Company on the insurance obligations of various other insurers of Metalclad, and the effect of the “asbestos exclusion” in the Allstate policy. The ACE Lawsuit does not seek any monetary recovery from Metalclad. Nonetheless, we anticipate that we will incur attorneys fees and other associated litigation costs in defending the lawsuit and any counter claims made against us by any other insurers, and in prosecuting any claims we may seek to have adjudicated regarding our insurance coverage. In addition, the ACE Lawsuit may result in our incurring costs in connection with obligations we may have to indemnify Allstate under the settlement agreement. Allstate, in a cross-complaint filed against Metalclad Insulation Corporation in October, 2005, asked the court to determine the Company’s obligation to assume and pay for the defense of Allstate in the ACE Lawsuit under the Company’s indemnification obligations in the settlement agreement. The Company does not believe that it has any legal obligation to assume or pay for such defense, but has accrued $375,000 to cover potential indemnification obligations.  Based upon information known to date, the Company is unable to predict to what extent its indemnification obligations are reasonably possible to vary from the amounts accrued.

In June 2004, Metalclad Insulation Corporation, our wholly owned subsidiary, and Entrx Corporation, entered into a Settlement Agreement and Full Policy Release (the “Agreement”) releasing Allstate Insurance Company from its policy obligations for a broad range of claims arising from injury or damage which may have occurred during the period March 15, 1980 to March 15, 1981, under an umbrella liability policy (the “Policy”). The Policy provided limits of $5,000,000 in the aggregate and per occurrence. Allstate claimed that liability under the Policy had not attached, and that regardless of that fact, an exclusion in the Policy barred coverage for virtually all claims of bodily injury from exposure to asbestos, which is of primary concern to Metalclad Insulation Corporation. Metalclad Insulation Corporation took the position that such asbestos coverage existed. The parties to the Agreement reached a compromise, whereby Metalclad Insulation Corporation received $2,500,000 in cash, and Metalclad Insulation Corporation and Entrx Corporation agreed to indemnify and hold harmless the insurer from all claims which could be alleged against the insurer respecting the policy, limited to $2,500,000 in amount. Based on past experience related to asbestos insurance coverage, we believe that the Agreement we entered into in June 2004, will result in a probable loss contingency for future insurance claims based on the indemnification provision in the Agreement. Although we are unable to estimate the exact amount of the loss, we believe at this time the reasonable estimate of the loss will not be less than $375,000 or more than $2,500,000 (the $2,500,000 represents the maximum loss we would have based on the indemnification provision in the Agreement). Based on the information available to us, no amount in this range appears at this time to be a better estimate than any other amount. The $375,000 estimated loss contingency noted in the above range represents 15% of the $2,500,000 we received and is based upon our attorney’s informal and general inquiries to an insurance company of the cost for us to purchase an insurance policy to cover the indemnification provision we entered into. We recorded a reserve of $375,000 at the time we entered into the Agreement and nothing has come to our attention that would require us to record a different estimate at June 30, 2008. The ACE Lawsuit may result in our incurring costs in connection with obligations we may have to indemnify Allstate under the Settlement Agreement. Allstate, in a cross-complaint filed against Metalclad Insulation Corporation in October, 2005, asked the court to determine the Company’s obligation to assume and pay for the defense of Allstate in the ACE Lawsuit under the Company’s indemnification obligations in the Settlement Agreement. The Company is taking the position that it has no legal obligation to assume or pay for such defense.

11. Supplemental disclosures of cash flow information:

Cash paid for interest was $3,650 and $8,474 for the six months ended June 30, 2008 and 2007, respectively.

12. Subsequent event

On July 11, 2008, the Company had Venture Bank, Minneapolis, Minnesota issue a $800,000 irrevocable standby letter of credit for the benefit of one of our customers. The letter of credit expires on the earlier of (a) December 31, 2008, or (b) the date on which the amount of the letter of credit is reduced to zero by the customer’s draws, or (c) the date on which the letter of credit has been returned to the bank. The Company purchased a $800,000 six-month certificate of deposit and pledged it as collateral for the irrevocable standby letter of credit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements, other than statements of historical fact, included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business” are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Entrx Corporation (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-Q. Such potential risks and uncertainties include, without limitation; the outcome of existing litigation; competitive pricing and other pressures from other businesses in the Company’s markets; the accuracy of the Company’s estimate of future liability for asbestos-related injury claims; the adequacy of insurance, including the adequacy of insurance to cover current and future asbestos-related injury claims; the valuation of the Company’s investments; collectibility of a loan due from an affiliate of, and guaranteed by, a principal shareholder; economic conditions generally and in the Company’s primary markets; availability of capital; the adequacy of the Company’s cash and cash equivalents; the cost of labor; the accuracy of the Company’s cost analysis for fixed price contracts; and other risk factors detailed herein and in other of the Company’s filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this Form 10-Q and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements.  You can identify these forward-looking statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “continue,” and similar words.

General. The Company provides insulation installation and removal services, including asbestos abatement services, primarily on the West Coast. We also enter into contracts to repair and maintain existing insulation systems. These maintenance contracts are generally awarded on a year to year basis, but are often renewed from year to year. Through our wholly-owned subsidiary Metalclad Insulation Corporation, we provide these services to a wide range of industrial, commercial and public agency clients. Insulation installation services include the installation of high- and low-temperature insulation on pipe, ducts, furnaces, boilers, and other types of industrial equipment and commercial applications. Insulation removal services involve the removal of old insulation prior to the installation of new insulation or system demolition, including the removal and disposal of asbestos-containing products. We fabricate specialty items for the insulation industry, and sell insulation material and accessories incidental to our services business to our customers as well as to other contractors. A diverse list of clientele includes refineries, utilities, chemical/petrochemical plants, manufacturing facilities, commercial properties, office buildings and various governmental facilities.

Results of Operations: Three and Six Months Ended June 30, 2008 and 2007

Revenue

Revenue for the three months ended June 30, 2008 was $5,203,000, a decrease of 6.5% as compared to $5,563,000 for the three months ended June 30, 2007. Revenue for the six months ended June 30, 2008 was $13,760,000, an increase of 27.1% as compared to $10,034,000 for the six months ended June 30, 2007. Revenues decreased during the three months ended June 30, 2008 as compared to the comparable period in 2007, primarily due to one large project that was completed in the three months ended June 30, 2007 that increased revenues during that period. There wasn’t a similar project in the three months ended June 30, 2008. Revenues increased during the six months ended June 30, 2008 as compared with the six months ended June 30, 2007 primarily as result of the Company obtaining new maintenance contracts, and hiring additional project managers which has allowed the Company to bid on more projects in 2008 and ultimately increased the number of jobs in which we were the winning bidder.

Approximately 65% and 68% of the revenues for the three and six months ended June 30, 2008, respectively, were from insulation maintenance contracts, which often continue from year to year.  This compares with 67% and 73% of our revenues being derived from insulation maintenance contracts in the three and six months ended June 30, 2007, respectively.  Approximately 35% and 32% of revenues in the three and six months ended June 30, 2008, respectively, were derived from insulation installation and removal projects, which are not normally continuing, but can go on for a year or more.  This compares with 33% and 27% of our revenues being derived from insulation installation and removal projects in the three and six months ended June 30, 2007, respectively. These percentages are approximate because some installation and removal projects involve maintenance arrangements, and visa versa. The Company bids on hundreds of projects during any given year. These projects range in value from a few hundred dollars to multi-million dollar projects, and the projects can last from a few hours up to over a year in duration.  The Company cannot predict what projects will be coming up for bid in any particular period, or whether it will be the winning bidder.  Accordingly, the Company is unable to determine if the revenue trends, or the allocation between maintenance contracts and installation and removal contracts, will continue.

Cost of Revenue and Gross Margin

Cost of revenue was $4,193,000 for the three months ended June 30, 2008, as compared to $4,587,000 for the three months ended June 30, 2007. Cost of revenue was $11,324,000 for the six months ended June 30, 2008, as compared to $8,404,000 for the six months ended June 30, 2007. The gross margin percentage was approximately 19.4% for the three months ended June 30, 2008 as compared to 17.6% for the three months ended June 30, 2007. The gross margin percentage was approximately 17.7% for the six months ended June 30, 2008 as compared to 16.2% for the six months ended June 30, 2007. The increase in the gross margin percentage during the three and six months ended June 30, 2008 as compared with the three and six months ended June 30, 2007 is primarily the result of lower rates on our workers compensation insurance and the Company’s expansion into commercial insulation and abatement, which generally allows for higher gross margins than industrial insulation and abatement. While the gross margin percentage varies from job to job, insulation maintenance contracts generally have a lower gross margin percentage than insulation installation and removal contracts.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended June 30, 2008 were $864,000 as compared to $637,000 for the comparable period ended June 30, 2007, an increase of 35.6%. Selling, general and administrative expenses for the six months ended June 30, 2008 were $1,812,000 as compared to $1,336,000 for the comparable period ended June 30, 2007, an increase of 35.6%. The increase for the three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007 was primarily due to increases in payroll, the accrual for bonuses, auto expense, entertainment expense, taxes and, for the six months ended June 30, 2008, consulting expenses primarily related to complying with section 404 of the Sarbanes-Oxley Act. The increase in payroll expense was primarily due to an increase in the number of project managers at the Company which allows the Company to bid on more projects. For the three and six months ended June 30, 2008, the overall increase in selling, general and administrative costs was partially offset by a decrease in legal expenses.

Change in Allowance on Shareholder Note Receivable

Blake Capital Partners, LLC was current in the payment of interest on the shareholder note receivable through the payment due March 1, 2006. The payment due September 1, 2006, however, was not made, and we have been informed by Mr. Mills, the principal of Blake Capital Partners and guarantor on the note, that no payment can be expected in the foreseeable future. For the year ended December 31, 2006, we increased our reserve against the note receivable from Blake Capital Partners, LLC (“Blake”) by $1,083,885 as a result of the non-payment of interest, bringing the net of the note receivable less the reserve down to $210,000, the approximate value of the collateral securing the note. In April 2007, the Company canceled 500,000 shares of the Company’s common stock that were pledged as collateral on the note and applied the $115,000 value of the stock against the outstanding note balance. The note was not repaid on the October 31, 2007 due date. As of December 31, 2007 the Company adjusted the net book value of the note to $25,000, the approximate value of the collateral securing the note. The Company is exploring its opportunities to obtain proceeds from the sale of the 25,000 shares (250,000 shares before a one for ten share reverse stock split on April 30, 2008) of VioQuest Pharmaceuticals, Inc. common stock pledged as collateral on the note. As such, the Company adjusted the carrying value of the note receivable to the approximate value of the collateral securing the note at June 30, 2008. The Company increased the allowance on the shareholder note receivable $9,000 and $16,000 for the three and six months ended June 30, 2008, respectively, and increased the reserve $29,000 for the three months ended June 30, 2007.

Gain on Disposal of Property, Plant and Equipment

Gain on the disposal of property plant and equipment was $3,000 and $0 for the three months ended June 30, 2008 and 2007, respectively. Gain on the disposal of property plant and equipment was $15,000 and $3,000 for the six months ended June 30, 2008 and 2007, respectively.

Interest Income and Expense

Interest income for the three months ended June 30, 2008 was $11,000 as compared to interest income of $15,000 for the three months ended June 30, 2007. Interest income for the six months ended June 30, 2008 was $21,000 as compared to interest income of $30,000 for the six months ended June 30, 2007. During the three and six months ended June 30, 2008 and 2007, the Company did not record any interest income on the note receivable from Blake Capital Partners, LLC. Interest expense for the three months ended June 30, 2008 was $1,000 as compared to interest expense of $3,000 for the three months ended June 30, 2007. Interest expense for the six months ended June 30, 2008 was $4,000 as compared to interest expense of $8,000 for the six months ended June 30, 2007.

Net Income

We had net income of $138,000 for the three months ended June 30, 2008 as compared to net income of $323,000 for the three months ended June 30, 2007. We had net income of $455,000 for the six months ended June 30, 2008 as compared to net income of $318,000 for the six months ended June 30, 2007.

Liquidity and Capital Resources

As of June 30, 2008, we had $3,156,000 in cash and cash equivalents and $518,000 in available-for-sale securities. The Company had working capital of $6,126,000 as of June 30, 2008. We own 19,057 shares (190,566 shares before a one for ten share reverse stock split on April 30, 2008) of the common stock of VioQuest Pharmaceuticals, Inc., the common stock of which is publicly traded on the OTC Bulletin Board under the symbol “VOQP”. Of the 19,057 shares, 7,500 shares are subject to options exercisable by one current and two former members of our Board of Directors at $12.50 per share. We also own 39,415 shares of Clearwire Corporation’s common stock (NASDAQ: CLWR).

In an effort to increase shareholder value and to diversify from our insulation services business, we have made an equity investment in Catalytic Solutions, Inc., that is not in the insulation services business and which we believed had the ability to provide acceptable return on our investment. We currently have an investment in Catalytic Solutions, Inc. which we value at $450,000. This company is in the early stages of its business development. Our investment represents less than 5% ownership and represent approximately 1.1% of the Company’s total assets at June 30, 2008 and December 31, 2007. Catalytic Solutions, Inc. manufactures and delivers proprietary technology that improves the performance and reduces the cost of catalytic converters. Catalytic Solutions, Inc. is traded on the AIM market in London, England.

Blake Capital Partners, LLC was current in the payment of interest on the shareholder note receivable through the payment due March 1, 2006. The payment due September 1, 2006, however, was not made, and we have been informed by Mr. Mills, the principal of Blake Capital Partners and guarantor on the note, that no payment can be expected in the foreseeable future. For the year ended December 31, 2006, we increased our reserve against the note receivable from Blake Capital Partners, LLC (“Blake”) by $1,083,885 as a result of the non-payment of interest, bringing the net of the note receivable less the reserve down to $210,000, the approximate value of the collateral securing the note. In April 2007, the Company canceled 500,000 shares of the Company’s common stock that were pledged as collateral on the note and applied the $115,000 value of the stock against the outstanding note balance. The note was not repaid on the October 31, 2007 due date. As of December 31, 2007 the Company adjusted the net book value of the note to $25,000, the approximate value of the collateral securing the note. The Company is exploring its opportunities to obtain proceeds from the sale of the 25,000 shares of VioQuest Pharmaceuticals, Inc. common stock pledged as collateral on the note. As such, the Company adjusted the carrying value of the note receivable to the approximate value of the collateral securing the note at June 30, 2008. The Company increased the allowance on the shareholder note receivable $9,000 and $16,000 for the three and six months ended June 30, 2008, respectively, and increased the reserve $29,000 for the three months ended June 30, 2007.

Cash provided by operations was $1,784,000 for the six months ended June 30, 2008 compared with cash provided by operations of $442,000 for the six months ended June 30, 2007. For the six months ended June 30, 2008 the positive cash flow from operations was primarily the result of our $455,000 of net income and a decrease in accounts receivable of $2,081,000. This positive cash flow was partially offset by a decrease in accounts payable and accrued expenses of $809,000 and an increase in costs and estimated earnings in excess of billings on uncompleted contracts of $273,000. For the six months ended June 30, 2007 the positive cash flow from operations was primarily the result of a our net income of $318,000 and a decrease in accounts receivable of $195,000 and prepaid expenses of $126,000, partially offset by a decrease in accounts payable and accrued expenses of $260,000 and an increase in inventories of $78,000.

Net investing activities used $1,000 and $89,000 of cash in the six months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, we used cash of $1,000 and $121,000, respectively, for capital expenditures, primarily at our subsidiary, Metalclad Insulation Corporation. During the six months ended June 30, 2008 and 2007, cash of $0 and $33,000 was provided by proceeds from sales of assets, respectively.

Cash used in financing activities totaled $72,000 for the six months ended June 30, 2008 compared with cash provided by financing activities of $27,000 for the comparable period in 2007. Proceeds from long-term debt provided $84,000 of cash during the six months ended June 30, 2007. Payments on long-term borrowings used $72,000 and $57,000 of cash in the six months ended June 30, 2008 and 2007, respectively.

The number of asbestos-related cases which have been initiated naming us (primarily our subsidiary, Metalclad Insulation Corporation) as a defendant decreased to 265 in 2004 and to 199 in 2005, but increased in 2006 to 232. The number decreased to 163 in 2007. At December 31, 2004, 2005, 2006 and 2007, there were, respectively, approximately 710, 507, 404 and 222 cases pending. These claims are currently defended and covered by insurance. There were 86 new claims made in the first six months of 2008, compared to 89 in the first six months of 2007, and 67 cases resolved in the first six months of 2008, compared to 228 cases resolved in the first six months of 2007. There were 241 cases pending at June 30, 2008. These claims are currently defended and covered by insurance.

The number of asbestos-related claims made against the Company since 2001, as well as the number of cases pending at the end of each of those years, has reflected a general downward trend from 2001 through 2007. We believe that it is probable that this general trend will continue, although such continuance cannot be assured. From 2001 and through 2006, the annual average indemnity paid on over 2,550 resolved cases has fluctuated between a low of $14,504 in 2006 and a high of $26,520 in 2001, with an overall average over that period of approximately $19,131. During this same period, there has been no discernible upward or downward trend in indemnity payments. However, the indemnity paid on the 67 cases resolved in the six months ended June 30, 2008 averaged $70,919, as a result of one case in which the plaintiff received a jury award of $1,659,000 and three other cases settling for approximately $1,000,000 each. As a further result, we estimate that the average indemnity paid on all claims resolved in 2008 will increase to over $30,000. We have chosen not to recalculate the average indemnity based upon the 2008 first-half results, as we do not anticipate a similar increase in average settlement amounts in any quarter during the rest of this year.  Accordingly, we intend to continue to use the $19,131 historical average indemnity payment in estimating our aggregate asbestos-related personally injury liability unless we are prompted to alter this number by the next quarter’s results, or until we are able to take into consideration the results of resolved cases during the remainder of 2008.

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

As of December 31, 2006, we projected that approximately 186 new asbestos-related claims would be commenced, and approximately 237 cases would be resolved, in 2007, resulting in an estimated 353 cases pending at December 31, 2007. Although the actual number of claims made in 2007 was 163, and the number of cases pending as of December 31, 2007 was 222, less than we anticipated, we do not believe the differences are significant enough to re-evaluate our estimate. In addition, our future defense costs and average indemnity per resolved case could be greater than projected, and such increase could partially offset any lower projection of liability which would result from such re-evaluation. Since we projected that an aggregate of 738 new cases would be commenced after December 31, 2007, and that 148 of these cases would be commenced in 2008, we estimated that an aggregate of 590 new cases would be commenced after December 31, 2008. Accordingly, we have projected the cases pending and projected to be commenced in the future at December 31, 2008, would be 897 cases. Multiplying 897 claims times the approximate average indemnity paid and defense costs incurred per resolved claim from 2002 through 2006 of $32,600, we estimated our liability for current and future asbestos-related claims at December 31, 2008 to be approximately $29,000,000. This amounts to a $7,000,000 reduction from the $36,000,000 liability we estimated as of December 31, 2007, or a $1,750,000 reduction per quarter in 2008.

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

Although defense costs are included in our insurance coverage, we expended $174,000, $304,000, $188,000, $215,000 and $296,000 in 2003, 2004, 2005, 2006 and 2007, respectively, and $104,000 in the six months ended June 30, 2008 to administer the asbestos claims and defend the ACE Lawsuit discussed below. These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies.

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

We have determined that the minimum probable insurance coverage available to satisfy asbestos-related injury claims significantly exceeds our estimated future liability for such claims of $32,500,000 and $36,000,000 as of June 30, 2008 and December 31, 2007, respectively. Accordingly, we have included $32,500,000 and $36,000,000 of such insurance coverage receivable as an asset on our June 30, 2008 and December 31, 2007 balance sheets, respectively. Our determination assumes that the current trend of reducing asbestos-related injury claims will continue and that the average indemnity and direct legal costs of each resolved claim will not materially increase. The determination also assumes that the insurance companies live up to what we believe is their obligation to continue to cover our exposure with regards to these claims. Several affiliated insurance companies have brought a declaratory relief action against our subsidiary, Metalclad, as well as a number of other insurers, to resolve certain coverage issues, as discussed below in Part II, Item 1, “Legal Proceedings - Insurance Coverage Litigation.”

On February 23, 2005 ACE Property & Casualty Company ("ACE"), Central National Insurance Company of Omaha ("Central National") and Industrial Underwriters Insurance Company ("Industrial"), which are all related entities, filed a declaratory relief lawsuit (“the ACE Lawsuit”) against Metalclad Insulation Corporation (“Metalclad”) and a number of Metalclad's other liability insurers, in the Superior Court of the State of California, County of Los Angeles. ACE, Central National and Industrial issued umbrella and excess policies to Metalclad, which has sought and obtained from the plaintiffs both defense and indemnity under these policies for the asbestos lawsuits brought against Metalclad during the last four to five years. The ACE Lawsuit seeks declarations regarding a variety of coverage issues, but is centrally focused on issues involving whether historical and currently pending asbestos lawsuits brought against Metalclad are subject to either an "aggregate" limits of liability or separate "per occurrence" limits of liability. Whether any particular asbestos lawsuit is properly classified as being subject to an aggregate limit of liability depends upon whether or not the suit falls within the "products" or "completed operations" hazards found in most of the liability policies issued to Metalclad. Resolution of these classification issues will determine if, as ACE and Central National allege, their policies are nearing exhaustion of their aggregate limits and whether or not other Metalclad insurers who previously asserted they no longer owed any coverage obligations to Metalclad because of the claimed exhaustion of their aggregate limits, in fact, owe Metalclad additional coverage obligations. The ACE Lawsuit also seeks to determine the effect of the settlement agreement between the Company and Allstate Insurance Company on the insurance obligations of various other insurers of Metalclad, and the effect of the “asbestos exclusion” in the Allstate policy. The ACE Lawsuit does not seek any monetary recovery from Metalclad. Nonetheless, we anticipate that we will incur attorneys fees and other associated litigation costs in defending the lawsuit and any counter claims made against us by any other insurers, and in prosecuting any claims we may seek to have adjudicated regarding our insurance coverage. In addition, the ACE Lawsuit may result in our incurring costs in connection with obligations we may have to indemnify Allstate under a settlement agreement. Allstate, in a cross-complaint filed against Metalclad Insulation Corporation in October, 2005, asked the court to determine the Company’s obligation to assume and pay for the defense of Allstate in the ACE Lawsuit under the Company’s indemnification obligations in the settlement agreement. The Company does not believe that it has any legal obligation to assume or pay for such defense, but has accrued $375,000 to cover potential indemnification obligations.  Based upon information known to date, the Company is unable to predict to what extent its indemnification obligations are reasonably possible to vary from the amounts accrued.

The Company projects that cash flow generated through the operation of its subsidiary, Metalclad Insulation Corporation, and the Company’s net cash assets as of June 30, 2008 will be sufficient to meet the Company’s cash requirements for at least the next twelve months.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the financial statements and to other members of senior management and the Audit Committee of the Board.

We conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation our chief executive officer and chief financial officer have concluded that, as of June 30, 2008, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting for the three-months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The number of asbestos-related cases which have been initiated naming us (primarily our subsidiary, Metalclad Insulation Corporation) as a defendant decreased from 265 in 2004 and to 199 in 2005, but increased in 2006 to 232. The number decreased to 163 in 2007 and was 86 for the six months ended June 30, 2008. At December 31, 2004, 2005, 2006 and 2007, there were, respectively, approximately 710, 507, 404 and 222 cases pending. As of June 30, 2008, there were 241 cases pending. These claims are currently defended and covered by insurance.

Set forth below is a table for the years ended December 31, 2004, 2005, 2006, 2007 and the six months ended June 30, 2008, which sets forth for each such period the approximate number of asbestos-related cases filed, the number of such cases resolved by dismissal or by trial, the number of such cases resolved by settlement, the total number of resolved cases, the number of filed cases pending at the end of such period, the total indemnity paid on all resolved cases, the average indemnity paid on all settled cases and the average indemnity paid on all resolved cases:

	2004	2005	2006	2007	Six Months Ended June 30, 2008
New cases filed	265	199	232	163	86
Defense judgments and dismissals	311	294(3)	253	292(3)	58
Plaintiff judgments and Settled cases	97	108	82	53	9
Total resolved cases (1)	408	402(3)	335	345(3)	67
Pending cases (1)	710	507(2,3)	404	222(3)	241
Total indemnity payments	$6,366,750	$8,513,750	$4,858,750	$7,974,500	$4,751,550
Average indemnity paid on plaintiff judgments and settled cases	$65,637	$78,831	$59,253	$150,462	$527,950
Average indemnity paid on all resolved cases	$15,605	$21,178(2)	$14,504	$23,114	$70,919

(1)	Total resolved cases includes, and the number of pending cases excludes, cases which have been settled but which have not been closed for lack of final documentation or payment.
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

The number of asbestos-related claims made against the Company since 2001, as well as the number of cases pending at the end of each of those years, has reflected a general downward trend from 2001 through 2007. We believe that it is probable that this general trend will continue, although such continuance cannot be assured. From 2001 and through 2006, the annual average indemnity paid on over 2,550 resolved cases has fluctuated between a low of $14,504 in 2006 and a high of $26,520 in 2001, with an overall average over that period of approximately $19,131. During this same period, there has been no discernible upward or downward trend in indemnity payments. However, the indemnity paid on the 67 cases resolved in the six months ended June 30, 2008 averaged $70,919, as a result of one case in which the plaintiff received a jury award of $1,659,000 and three other cases settling for approximately $1,000,000 each. As a further result, we estimate that the average indemnity paid on all claims resolved in 2008 will increase to over $30,000. We have chosen not to recalculate the average indemnity based upon the 2008 first-half results, as we do not anticipate a similar increase in average settlement amounts in any quarter during the rest of this year. Accordingly, we intend to continue to use the $19,131 historical average indemnity payment in estimating our aggregate asbestos-related personally injury liability unless we are prompted to alter this number by the next quarter’s results, or until we are able to take into consideration the results of resolved cases during the remainder of 2008.

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

We have determined that it is probable that we have sufficient insurance to provide coverage for both current and future projected asbestos-related injury claims. This determination assumes that the current trend of reducing asbestos-related injury claims will continue and that the average indemnity and direct legal costs of each resolved claim will not materially increase. The determination also assumes that the insurance companies live up to what we believe is their obligation to continue to cover our exposure with regards to these claims. Several affiliated insurance companies have brought a declaratory relief action against our subsidiary, Metalclad, as well as a number of other insurers, to resolve certain coverage issues, as discussed under “Insurance Coverage Litigation” below.

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

Although defense costs are included in our insurance coverage, we expended $174,000, $304,000, $188,000, $215,000 and $296,000 in 2003, 2004, 2005, 2006 and 2007, respectively, and $104,000 for the six months ended June 30, 2008 to administer the asbestos claims and defend the ACE Lawsuit discussed below. These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies.

Insurance Coverage Litigation

On February 23, 2005 ACE Property & Casualty Company ("ACE"), Central National Insurance Company of Omaha ("Central National") and Industrial Underwriters Insurance Company ("Industrial"), which are all related entities, filed a declaratory relief lawsuit (“the ACE Lawsuit”) against Metalclad Insulation Corporation (“Metalclad”) and a number of Metalclad's other liability insurers, in the Superior Court of the State of California, County of Los Angeles. ACE, Central National and Industrial issued umbrella and excess policies to Metalclad, which has sought and obtained from the plaintiffs both defense and indemnity under these policies for the asbestos lawsuits brought against Metalclad during the last four to five years. The ACE Lawsuit seeks declarations regarding a variety of coverage issues, but is centrally focused on issues involving whether historical and currently pending asbestos lawsuits brought against Metalclad are subject to either an "aggregate" limits of liability or separate "per occurrence" limits of liability. Whether any particular asbestos lawsuit is properly classified as being subject to an aggregate limit of liability depends upon whether or not the suit falls within the "products" or "completed operations" hazards found in most of the liability policies issued to Metalclad. Resolution of these classification issues will determine if, as ACE and Central National allege, their policies are nearing exhaustion of their aggregate limits and whether or not other Metalclad insurers who previously asserted they no longer owed any coverage obligations to Metalclad because of the claimed exhaustion of their aggregate limits, in fact, owe Metalclad additional coverage obligations. The ACE Lawsuit also seeks to determine the effect of the settlement agreement between the Company and Allstate Insurance Company on the insurance obligations of various other insurers of Metalclad, and the effect of the “asbestos exclusion” in the Allstate policy. The ACE Lawsuit does not seek any monetary recovery from Metalclad. Nonetheless, we anticipate that we will incur attorney’s fees and other associated litigation costs in defending the lawsuit and any counter claims made against us by any other insurers, and in prosecuting any claims we may seek to have adjudicated regarding our insurance coverage. In addition, the ACE Lawsuit may result in our incurring costs in connection with obligations we may have to indemnify Allstate under a settlement agreement. Allstate, in a cross-complaint filed against Metalclad Insulation Corporation in October, 2005, asked the court to determine the Company’s obligation to assume and pay for the defense of Allstate in the ACE Lawsuit under the Company’s indemnification obligations in the settlement agreement. The Company does not believe that it has any legal obligation to assume or pay for such defense.

Proposed Legislation

In 2003 and 2004 the Judiciary Committee of the United States Senate considered legislation to create a privately funded, publicly administered fund to provide the necessary resources for an asbestos injury claims resolution program, and is commonly referred to as the “FAIR” Act. In 2005, a draft of the “FAIR” Act was approved by the Judiciary Committee, but the bill was rejected by the full Senate in February 2006, when a cloture motion on the bill was withdrawn. An amended version of the 2006 “FAIR” Act (S 3274) was introduced in the Senate in May 2006, but has not been scheduled for a vote. A similar bill was introduced in the House (HR 1360) in March 2005, but was referred to a subcommittee in May 2005. The latest draft of the “FAIR” Act calls for the fund to be funded partially by asbestos defendant companies, of which the Company is one, and partially by insurance companies. While we do not believe that the proposed Fair Act will be passed into law, the bill could be voted on by the Senate or the House at any time in the future. The impact, if any, the “FAIR” Act will have on us if passed cannot be determined at this time although the latest draft of the legislation did not appear favorable to us.

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

Since the May 2006 Settlement Agreement, the remaining action against Javier Guerra Cisneros and Promotora Industrial Galeana, S.A. de C.V has experienced repeated and extended delays in the State Court in Mexico City. In the fourth quarter of 2007, the Company filed an amparo (injunction) application with the Mexican federal court in Mexico City, requesting that the State Court take affirmative action in the Company's pending case.  That amparo was denied during the first quarter of 2008 and an appeal has been presented to the federal appellate court.  The appeal was denied during the second quarter of 2008. The Company is investigating its options with regard to pursuing the lawsuit.

Item 6. Exhibits

Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTRX CORPORATION

Date: August 11, 2008	By:	/s/ Peter L. Hauser
Peter L. Hauser Chief Executive Officer

Date: August 11, 2008	By:	/s/ Brian D. Niebur
Brian D. Niebur Chief Financial Officer (Principal Accounting Officer)