Form 10-Q
period 2008-09-30
ENTRX CORP
filed 2008-11-12
CIK 13547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting Company ☒

As of November 3, 2008, the registrant had 7,656,147 shares outstanding of its Common Stock, $.10 par value.

ENTRX CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Consolidated Balance Sheets at September 30, 2008 (unaudited) and December 31, 2007 (audited)	1

	Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2008 and 2007 (unaudited)	2

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 (unaudited)	3

	Notes to Consolidated Financial Statements (unaudited)	4

Item 2.	Management's Discussion of Financial Condition and Results of Operations	11

Item 4T.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 6.	Exhibits	22

SIGNATURES		22

References to “we”, “us”, “our”, “the registrant” and “the Company” in this quarterly report on Form 10-Q shall mean or refer to Entrx Corporation and its consolidated subsidiary, Metalclad Insulation Corporation, unless the context in which those words are used would indicate a different meaning.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,116,560	$1,444,883
Restricted cash	800,000	-
Available-for-sale securities	479,633	559,436
Accounts receivable, less allowance for doubtful accounts of $80,000 as of September 30, 2008 and December 31, 2007	6,016,349	5,466,889
Costs and estimated earnings in excess of billings on uncompleted contracts	1,244,036	631,625
Inventories	248,614	107,118
Prepaid expenses and other current assets	399,830	273,156
Insurance claims receivable	5,500,000	7,000,000
Shareholder note receivable, net of allowance of $1,367,000 and $1,356,000 as of September 30, 2008 and December 31, 2007, respectively	14,500	25,000
Other receivables	107,000	180,015
Total current assets	15,926,522	15,688,122

Property, plant and equipment, net	425,140	366,954
Investments in available-for-sale securities	300,000	450,000
Insurance claims receivable	25,250,000	29,000,000
Other assets	46,620	193,540
	$41,948,282	$45,698,616

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$155,190	$113,000
Accounts payable	1,520,299	1,251,423
Accrued expenses	2,129,939	1,859,048
Reserve for asbestos liability claims	5,500,000	7,000,000
Billings in excess of costs and estimated earnings on uncompleted contracts	348,127	62,394
Total current liabilities	9,653,555	10,285,865

Long-term debt, less current portion	175,756	132,470
Reserve for asbestos liability claims	25,250,000	29,000,000
Total liabilities	35,079,311	39,418,335

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $1; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.10; 80,000,000 shares authorized; 7,656,147 issued and outstanding at September 30, 2008 and 7,616,147 issued and outstanding at December 31, 2007	811,095	807,095
Additional paid-in capital	69,831,881	69,821,881
Accumulated deficit	(63,778,388)	(64,132,186)
Accumulated other comprehensive income (loss)	4,383	(216,509)
Total shareholders’ equity	6,868,971	6,280,281
	$41,948,282	$45,698,616

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Contract revenues	$6,735,790	$4,823,053	$20,495,888	$14,856,994

Contract costs and expenses	5,660,508	3,816,745	16,984,168	12,220,758

Gross margin	1,075,282	1,006,308	3,511,720	2,636,236

Operating expenses:
Selling, general and administrative	924,537	821,651	2,736,572	2,157,773
Change in allowance on shareholder note receivable	(5,750)	20,000	10,500	20,000
Gain on disposal of property, plant and equipment	(2,500)	(4,036)	(17,050)	(6,957)
Total operating expenses	916,287	837,615	2,730,022	2,170,816

Operating income	158,995	168,693	781,698	465,420

Interest income	6,843	16,520	27,954	46,209
Interest expense	(1,509)	(935)	(5,159)	(9,409)
Impairment charge on available-for-sale securities	(265,486)	-	(450,695)	-

Net income (loss)	(101,157)	184,278	353,798	502,220

Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale securities	4,383	(14,851)	4,383	164,489
Reclassification adjustment for unrealized losses on available-for-sale securities recognized in net income	72,918	-	216,509	-

Comprehensive income (loss)	$(23,856)	$169,427	$574,690	$666,709

Weighted average number of common shares — basic and diluted	7,656,147	7,616,147	7,652,205	7,756,422

Net income (loss) per share of common stock — basic and diluted	$(0.01)	$0.02	$0.05	$0.06

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2008	2007
	(unaudited)

Cash flows from operating activities:
Net income	$353,798	$502,220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	153,474	146,927
Gain on disposal of property, plant and equipment	(17,050)	(6,957)
Change in allowance for doubtful accounts	-	59,632
Impairment charge on investments	450,695	-
Common stock issued for services	14,000	18,400
Allowance on shareholder note receivable	10,500	20,000
Changes in operating assets and liabilities:
Accounts receivable	(549,460)	(402,083)
Costs and estimated earnings in excess of billings on uncompleted contracts	(612,411)	42,461
Inventories	(141,496)	(134,436)
Prepaid expenses and other current assets	(126,674)	(198,753)
Other receivables	73,015	93,606
Other assets	146,920	-
Accounts payable and accrued expenses	539,767	(177,555)
Billings in excess of costs and estimated earnings on uncompleted contracts	285,733	193,446
Net cash provided by operating activities	580,811	156,908

Cash flows from investing activities:
Restricted cash used to secure bonding	(800,000)	-
Capital expenditures	-	(211,105)
Proceeds from sale of property, plant and equipment, net of expenses	-	38,800
Net cash used in investing activities	(800,000)	(172,305)

Cash flows from financing activities:
Proceeds from long-term debt	-	157,524
Payments on long-term debt	(109,134)	(88,875)
Net cash (used in) provided by financing activities	(109,134)	68,649

Increase (decrease) in cash and cash equivalents	(328,323)	53,252
Cash and cash equivalents at beginning of period	1,444,883	1,607,580
Cash and cash equivalents at end of period	$1,116,560	$1,660,832

Non-cash investing and financing activities:
Acquisition of property, plant and equipment in exchange for notes payable	$205,618	$-

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

1. The accompanying unaudited consolidated financial statements of Entrx Corporation and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management all adjustments, consisting of normal recurring items, necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

2. The income per share amounts for the three and nine months ended September 30, 2008 and 2007, were computed by dividing the net income by the weighted average shares outstanding during the applicable period. Dilutive common equivalent shares have not been included in the computation of diluted income per share because their inclusion would be antidilutive.

All stock options and warrants were anti-dilutive for the three and nine months ended September 30, 2008 and 2007 because their respective exercise prices were greater than the average market price of the common stock.

3. On July 11, 2008, the Company obtained from a bank an irrevocable standby letter of credit in the amount of $800,000 for the benefit of one of our customers in connection with a contract for the customer. The letter of credit expires on the earlier of (a) December 31, 2008, or (b) the date on which the amount of the letter of credit is reduced to zero by the customer’s draws, or (c) the date on which the letter of credit has been returned to the bank. Should the completion of the underlying project require an extension, the Company may need to extend the term of the letter of credit. In obtaining the letter of credit, the Company purchased a $800,000 six-month certificate of deposit and pledged it as collateral to the issuer of the letter of credit.

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

	Aggregate fair value	Gross unrealized gains	Gross unrealized losses	Cost

Available for sale securities – September 30, 2008	$779,633	$4,383	$-	$775,250

Available for sale securities – December 31, 2007	$559,436	$-	$(216,509)	$775,945

The Company's net unrealized holding gain (loss) was $4,383 and $(14,851) for the three months ended September 30, 2008 and 2007, respectively and $4,383 and $164,489 for the nine months ended September 30, 2008 and 2007, respectively.

On an ongoing basis, the Company evaluates its investments in available-for-sale securities to determine if a decline in fair value is other-than-temporary such that the change should be reflected in the Company’s financial statements. When a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

Considering the severity and duration of the decline in fair value and the financial condition and near-term prospects of our investment, we recognized other than temporary impairment charge in the amount of $12,056 on our investment in VioQuest Pharmaceuticals, Inc. during the nine months ended September 30, 2008.

We previously recognized an impairment charge on our Clearwire Corporation investment of $173,153 during the three months ended March 31, 2008. Our determination that the impairment with respect to Entrx’s investment in the common stock of Clearwire Corporation was other-than-temporary, was based upon both the length of time that the market value of that stock was below Entrx’s carrying value of $19.20 per share, and the severity of the decline in that market value. Since November 8, 2007, through early May, when Entrx filed its Form 10-Q for the period ended March 31, 2008, the market value of Entrx’s investment in the common stock of Clearwire Corporation was less than its cost. In addition, as of March 31, 2008, the market value of Entrx’s investment was approximately 23% below its carrying value. As a result of those conditions, Entrx recorded an impairment charge of $173,153, which represented the difference between the market value on March 31, 2008 and Entrx’s carrying value. We also recognized an impairment charge on our Clearwire Corporation investment of $115,486 during the three months ended September 30, 2008. Our determination that the impairment with respect to Entrx’s investment in the common stock of Clearwire Corporation was other-than-temporary, was based upon both the length of time that the market value of that stock was below Entrx’s previous carrying value of $14.81 per share, and the severity of the decline in that market value. Since May 8, 2008, through early November, when Entrx filed its Form 10-Q for the period ended September 30, 2008, the market value of Entrx’s investment in the common stock of Clearwire Corporation was less than its cost. In addition, as of September 30, 2008, the market value of Entrx’s investment was approximately 20% below its previous carrying value. As a result of those conditions, Entrx recorded an impairment charge of $115,486, which represented the difference between the market value on September 30, 2008 and Entrx’s carrying value.

The Company also has a minority investment in the common stock of Catalytic Solutions, Inc. which is traded on the London Stock Exchange’s Alternative International Market for smaller companies (the “AIM” market). Prior to the third quarter of 2008, this investment was included in investments in unconsolidated affiliates on the Consolidated Balance Sheets and was carried at cost based upon our assessment that the AIM market was not of a comparable breadth and scope to a U.S. market. During the third quarter of 2008, the Company changed its method of accounting for its investment in the common stock of Catalytic Solutions, Inc. to reclassify this investment to a investment in available-for-sale security, based on the continued expansion of the breadth and scope of the AIM market and the Company’s related interpretations of SFAS 115.

We recognized an impairment charge on our Catalytic Solutions, Inc. investment of $150,000 during the three months ended September 30, 2008, which represented the difference between the market value quoted on the AIM market on September 30, 2008 and Entrx’s carrying value. Our determination that there was an impairment with respect to Entrx’s investment in the common stock of Catalytic Solutions was based upon the severity of the decline in the quoted market price below our carrying value and our belief that there had been impairment indicators as discussed in EITF 03-1, including factors that raise significant concerns about Catalytic Solution’s ability to continue as a going concern. We previously had been carrying our Catalytic investment at $1.17 per share. Based upon the last trade on the AIM market on September 26, 2008, the value would be $.7965 per share (after conversion to US dollars). As a result of these conditions, Entrx recorded an impairment charge of $150,000, corresponding to a remaining carried value of $0.78 per share.

5. Inventories, which consist principally of insulation products and related materials, are stated at the lower of cost (determined on the first-in, first-out method) or market.

6. Blake Capital Partners, LLC was current in the payment of interest on the shareholder note receivable through the payment due March 1, 2006. The payment due September 1, 2006, however, was not made, and we have been informed by Mr. Mills, the principal of Blake Capital Partners and guarantor on the note, that no payment can be expected in the foreseeable future. For the year ended December 31, 2006, we increased our reserve against the note receivable from Blake Capital Partners, LLC (“Blake”) by $1,083,885 as a result of the non-payment of interest, bringing the net of the note receivable less the reserve down to $210,000, the approximate value of the collateral securing the note. In April 2007, the Company canceled 500,000 shares of the Company’s common stock that were pledged as collateral on the note and applied the $115,000 value of the stock against the outstanding note balance. The note was not repaid on the October 31, 2007 due date. As of December 31, 2007 the Company adjusted the net book value of the note to $25,000, the approximate value of the remaining collateral securing the note. The Company is also exploring its opportunities to obtain proceeds from the sale of the 25,000 shares (250,000 shares before a one for ten share reverse stock split on April 30, 2008) of VioQuest Pharmaceuticals, Inc. common stock pledged as collateral on the note. During the three and nine months ended September 30, 2008, the Company recorded an additional provision to adjust the carrying value of the note receivable to the approximate value of the collateral securing the note at September 30, 2008.

7. Accrued expenses consist of the following:

	September 30, 2008	December 31, 2007
Wages, bonuses and payroll taxes	$1,059,203	$677,096
Union dues	339,355	462,483
Accounting and legal fees	30,000	42,000
Insurance	123,922	61,147
Insurance settlement reserve	375,000	375,000
Inventory purchases	-	44,871
Taxes	37,871	-
Other	164,588	196,451
	$2,129,939	$1,859,048

8. As more fully described in our Annual Report on Form 10-KSB for the year ended December 31, 2007, the Company has granted stock options over the years to employees and directors under various stockholder approved stock option plans. At September 30, 2008, 2,108,900 stock options are outstanding. No stock options were granted during the first nine months of 2008 or 2007. Stock options expiring during the first nine months of 2008 and 2007 were 82,730 and 4,080, respectively. Stock warrants expiring in the first nine months of 2008 were 50,000.

9. Sales to significant customers were as follows:

	Three Months Ended September 30, 2008		Three Months Ended September 30, 2007
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Jacobs Field Services North America, Inc.	$1,209,000	18.0%	$1,091,000	22.6%
Black & Veatch	$1,638,000	24.3%	$0	0.0%
ARB, Inc.	$0	0.0%	$1,137,000	23.6%
Matrix Service, Inc.	$907,000	13.5%	$0	0.0%
CSA Construction	$0	0.0%	$618,000	12.8%

	Nine Months Ended September 30, 2008		Nine Months Ended September 30, 2007
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Jacobs Field Services North America, Inc.	$3,573,000	17.4%	$2,503,000	16.8%
BP West Coast Products LLC	$2,872,000	14.0%	$858,000	5.8%
ARB, Inc.	$1,922,000	9.4%	$1,854,000	12.5%
Matrix Service, Inc.	$1,451,000	7.1%	$2,021,000	13.6%

Significant accounts receivable were as follows:

	September 30, 2008		December 31, 2007
	Accounts Receivable	% of Total Accounts Receivable	Accounts Receivable	% of Total Accounts Receivable
Southern California Edison	$253,000	4.2%	$694,000	20.0%
Black & Veatch	$1,736,000	28.5%	$0	0.0%
ARB, Inc.	$0	0.0%	$1,516,000	43.7%
Matrix Service, Inc.	$814,000	13.4%	$0	0.0%
Jacobs Field Services North America, Inc.	$860,000	14.1%	$992,000	28.6%

Since many of the projects we undertake are relatively large, it is normal that various customers will represent a significant portion of our sales and/or accounts receivable in a given period. It is also the nature of the Company’s business that a significant customer in one year may not be a significant customer in a succeeding year.

10. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 became effective for most fair value measurements, other than leases and certain nonfinancial assets and liabilities, beginning January 1, 2008. SFAS No. 157 establishes a three-level fair value hierarchy and requires fair value disclosures based on this hierarchy. The method used to measure the fair value of our available for sale securities and collateral held on a shareholder note receivable is quoted prices in active markets for identical assets or liabilities (Level 1).

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS 160 requires entities to report non-controlling minority interests in subsidiaries as equity in consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not believe that SFAS 160 will have any impact on its financial position or results of operations since none of its subsidiaries are owned by minority interests.

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect that the adoption of SFAS No. 162 will have a material impact its consolidated financial statements.

11. The number of asbestos-related cases which have been initiated naming us (primarily our subsidiary, Metalclad Insulation Corporation) as a defendant decreased from 232 in 2006 to 163 in 2007. At December 31, 2006 and 2007, there were, respectively, approximately 404 and 222 cases pending. There were 134 new claims made in the first nine months of 2008, compared to 126 in the first nine months of 2007. There were 248 cases pending at September 30, 2008. All asbestos related claims are currently defended and covered by insurance.

The number of asbestos-related claims made against Entrx has reflected a general downward trend. We believe that it is probable that this general trend will continue, although such continuance cannot be assured. From 2001 and through 2006, the annual average indemnity paid on over 2,550 resolved cases has fluctuated significantly, between a low of $14,504 in 2006 and a high of $26,520 in 2001, with an overall average over that period of approximately $19,131. During this period, there has been no discernible upward or downward trend in indemnity payments. However, the indemnity paid on the 44 cases resolved in the three months ended March 31, 2008 averaged $107,308, as a result of one case in which the plaintiff received a jury award of $1,659,000 and three other cases which settled for approximately $1,000,000 each. The average indemnity paid on resolved claims in the second and third quarters of 2008 was $1,304 and $9,500, respectively, with an average per settled claim indemnity of approximately $48,000 for the nine-month period ended September 30, 2008.

While we estimate that the average indemnity paid on all claims resolved in 2008 could be over $40,000, we believe that the results of the first quarter represent an anomaly in relation to the past history of settled claims. Our methodology for estimating current and projected liability for asbestos-related claims, including estimates of our future per resolved claim liability, has consistently involved the observation of trailing multiple-year claims and expense history. In evaluating the adequacy of our recorded liability at the end of the third quarter, we considered the impact of the unfavorable first quarter 2008 claims experience in our trailing, multiple-year claims and expense calculation methodology, and concluded that the impact of the potential increase in the projected per resolved claim liability was not sufficiently material to result in revision of Entrx’s recorded liability. Accordingly, Entrx believes that the unfavorable short term impact of the resolution of these four claims in the first quarter of 2008 neither provides a better estimate nor is indicative of a reasonable range of the liability that might be required to resolve all remaining known and incurred but not reported claims. Rather, we have consistently recorded as our best estimate of liability the amount indicated by the trailing multiple-year claims and expense history. Accordingly, we intend to continue to use the $19,131 historical average indemnity payment in estimating our aggregate asbestos-related personal injury liability until we are able to take into consideration the results of resolved cases during the remainder of 2008.

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

Although defense costs are included in our insurance coverage, we expended $15,000 and $118,000 during the three and nine months ended September 30, 2008 and $49,000 and $222,000 during the three and nine months ended September 30, 2007 to administer the asbestos claims and defend the ACE Lawsuit discussed below. These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies.

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

We have determined that the minimum probable insurance coverage available to satisfy asbestos-related injury claims significantly exceeds our estimated future liability for such claims of $30,750,000 and $36,000,000 as of September 30, 2008 and December 31, 2007, respectively. Accordingly, we have included $30,750,000 and $36,000,000 of such insurance coverage receivable as an asset on our September 30, 2008 and December 31, 2007 balance sheets, respectively. Our determination assumes that the current trend of reducing asbestos-related injury claims will continue and that the average indemnity and direct legal costs of each resolved claim will not materially increase. The determination also assumes that the insurance companies live up to what we believe is their obligation to continue to cover our exposure with regards to these claims. Several affiliated insurance companies have brought a declaratory relief action against our subsidiary, Metalclad, as well as a number of other insurers, to resolve certain coverage issues as discussed below. Regardless of our best estimates of liability for current and future asbestos-related claims, the liability for these claims could be higher or lower than estimated by amounts which are not predictable. We, of course, cannot give any assurance that our liability for such claims will not ultimately exceed our available insurance coverage. We believe, however, that our current insurance is adequate to satisfy additional liability that is reasonably possible in the event actual losses exceed our estimates. We will update our estimates of liability and insurance coverage in future filings with the Securities and Exchange Commission, as events occur which would cause us to believe that those estimates need revision, based upon the subsequent claim experience, using the methodology we have employed.

On February 23, 2005 ACE Property & Casualty Company ("ACE"), Central National Insurance Company of Omaha ("Central National") and Industrial Underwriters Insurance Company ("Industrial"), which are all related entities, filed a declaratory relief lawsuit (“the ACE Lawsuit”) against Metalclad Insulation Corporation (“Metalclad”) and a number of Metalclad's other liability insurers, in the Superior Court of the State of California, County of Los Angeles. ACE, Central National and Industrial issued umbrella and excess policies to Metalclad, which has sought and obtained from the plaintiffs both defense and indemnity under these policies for the asbestos lawsuits brought against Metalclad during the last four to five years. The ACE Lawsuit seeks declarations regarding a variety of coverage issues, but is centrally focused on issues involving whether historical and currently pending asbestos lawsuits brought against Metalclad are subject to either an "aggregate" limits of liability or separate "per occurrence" limits of liability. Whether any particular asbestos lawsuit is properly classified as being subject to an aggregate limit of liability depends upon whether or not the suit falls within the "products" or "completed operations" hazards found in most of the liability policies issued to Metalclad. Resolution of these classification issues will determine if, as ACE and Central National allege, their policies are nearing exhaustion of their aggregate limits and whether or not other Metalclad insurers who previously asserted they no longer owed any coverage obligations to Metalclad because of the claimed exhaustion of their aggregate limits, in fact, owe Metalclad additional coverage obligations. The ACE Lawsuit also seeks to determine the effect of the settlement agreement between the Company and Allstate Insurance Company on the insurance obligations of various other insurers of Metalclad, and the effect of the “asbestos exclusion” in the Allstate policy. The ACE Lawsuit does not seek any monetary recovery from Metalclad. The ACE Lawsuit is principally about coverage responsibility among the several insurers, as well as total coverage. Regardless of the outcome of this litigation, Entrx does not believe that the ACE Lawsuit will result in materially diminishing Entrx’s insurance coverage for asbestos-related claims. Nonetheless, we anticipate that we will incur attorneys fees and other associated litigation costs in defending the lawsuit and any counter claims made against us by any other insurers, and in prosecuting any claims we may seek to have adjudicated regarding our insurance coverage. In addition, the ACE Lawsuit may result in our incurring costs in connection with obligations we may have to indemnify Allstate under the settlement agreement. Allstate, in a cross-complaint filed against Metalclad Insulation Corporation in October, 2005, asked the court to determine the Company’s obligation to assume and pay for the defense of Allstate in the ACE Lawsuit under the Company’s indemnification obligations in the settlement agreement. The Company does not believe that it has any legal obligation to assume or pay for such defense, but has accrued $375,000 to cover potential indemnification obligations. Based upon information known to date, the Company is unable to predict to what extent its indemnification obligations are reasonably possible to vary from the amounts accrued.

In June 2004, Metalclad Insulation Corporation, our wholly owned subsidiary, and Entrx Corporation, entered into a Settlement Agreement and Full Policy Release (the “Agreement”) releasing Allstate Insurance Company from its policy obligations for a broad range of claims arising from injury or damage which may have occurred during the period March 15, 1980 to March 15, 1981, under an umbrella liability policy (the “Policy”). The Policy provided limits of $5,000,000 in the aggregate and per occurrence. Allstate claimed that liability under the Policy had not attached, and that regardless of that fact, an exclusion in the Policy barred coverage for virtually all claims of bodily injury from exposure to asbestos, which is of primary concern to Metalclad Insulation Corporation. Metalclad Insulation Corporation took the position that such asbestos coverage existed. The parties to the Agreement reached a compromise, whereby Metalclad Insulation Corporation received $2,500,000 in cash, and Metalclad Insulation Corporation and Entrx Corporation agreed to indemnify and hold harmless the insurer from all claims which could be alleged against the insurer respecting the policy, limited to $2,500,000 in amount. Based on past experience related to asbestos insurance coverage, we believe that the Agreement we entered into in June 2004, will result in a probable loss contingency for future insurance claims based on the indemnification provision in the Agreement. Although we are unable to estimate the exact amount of the loss, we believe at this time the reasonable estimate of the loss will not be less than $375,000 or more than $2,500,000 (the $2,500,000 represents the maximum loss we would have based on the indemnification provision in the Agreement). Based on the information available to us, no amount in this range appears at this time to be a better estimate than any other amount. The $375,000 estimated loss contingency noted in the above range represents 15% of the $2,500,000 we received and is based upon our attorney’s informal and general inquiries to an insurance company of the cost for us to purchase an insurance policy to cover the indemnification provision we entered into. The ACE Lawsuit may result in our incurring costs in connection with obligations we may have to indemnify Allstate under the Settlement Agreement. Allstate, in a cross-complaint filed against Metalclad Insulation Corporation in October, 2005, asked the court to determine the Company’s obligation to assume and pay for the defense of Allstate in the ACE Lawsuit under the Company’s indemnification obligations in the Settlement Agreement. The Company is taking the position that it has no legal obligation to assume or pay for such defense. If Allstate is required to provide indemnity for Entrx’s asbestos-related lawsuits, it is likely that Entrx would have to indemnify Allstate for asbestos-related claims that it defends up to $2,500,000 in the aggregate. If Allstate is not required to provide indemnity, Entrx would have no liability to Allstate. Entrx has accrued $375,000 as a potential loss in connection with the Allstate matter and nothing has come to our attention that would require us to record a different estimate at September 30, 2008.

12. Supplemental disclosures of cash flow information:

Cash paid for interest was $5,159 and $9,409 for the nine months ended September 30, 2008 and 2007, respectively.

13. Subsequent event

The Company’s subsidiary, Metalclad Insulation Corporation, is one of a group of employers with a collective bargaining agreement with Local No. 5 - International Association of Heat and Frost Insulators and Asbestos Workers ("Local No. 5"). The term of the current contract with Local No. 5 expired in September 2008. Metalclad Insulation Corporation and the other employers have agreed with the negotiating representatives of Local No. 5 for an extension of the expired contract while the parties continue their efforts to establish a new agreement. Such extension is subject to termination upon 72 hour notice.

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

Results of Operations: Three and Nine Months Ended September 30, 2008 and 2007

Revenue

Revenue for the three months ended September 30, 2008 was $6,736,000, an increase of 39.7% as compared to $4,823,000 for the three months ended September 30, 2007. Revenue for the nine months ended September 30, 2008 was $20,496,000, an increase of 38.0% as compared to $14,857,000 for the nine months ended September 30, 2007. Revenues increased during the three and nine months ended September 30, 2008 as compared with the nine months ended September 30, 2007 primarily as result of the Company obtaining new maintenance contracts, and hiring additional project managers which has allowed the Company to bid on more projects in 2008 and ultimately increased the number of jobs in which we were the winning bidder.

Approximately 50% and 63% of the revenues for the three and nine months ended September 30, 2008, respectively, were from insulation maintenance contracts, which often continue from year to year.  This compares with 42% and 63% of our revenues being derived from insulation maintenance contracts in the three and nine months ended September 30, 2007, respectively.  Approximately 49% and 35% of revenues in the three and nine months ended September 30, 2008, respectively, were derived from insulation installation and removal projects, which are not normally continuing, but can go on for a year or more.  This compares with 58% and 37% of our revenues being derived from insulation installation and removal projects in the three and nine months ended September 30, 2007, respectively. These percentages are approximate because some installation and removal projects involve maintenance arrangements, and visa versa. The Company bids on hundreds of projects during any given year. These projects range in value from a few hundred dollars to multi-million dollar projects, and the projects can last from a few hours up to over a year in duration.  The Company cannot predict what projects will be coming up for bid in any particular period, or whether it will be the winning bidder.  Accordingly, the Company is unable to determine if the revenue trends, or the allocation between maintenance contracts and installation and removal contracts, will continue.

Cost of Revenue and Gross Margin

Cost of revenue was $5,661,000 for the three months ended September 30, 2008, as compared to $3,817,000 for the three months ended September 30, 2007. Cost of revenue was $16,984,000 for the nine months ended September 30, 2008, as compared to $12,221,000 for the nine months ended September 30, 2007. The gross margin percentage was approximately 16.0% for the three months ended September 30, 2008 as compared to 20.9% for the three months ended September 30, 2007. The gross margin percentage was approximately 17.1% for the nine months ended September 30, 2008 as compared to 17.7% for the nine months ended September 30, 2007. The decrease in the gross margin percentage during the three and nine months ended September 30, 2008 as compared with the three and nine months ended September 30, 2007 is primarily the result of low margins on one major fixed-bid project, partially offset by lower rates on our workers compensation insurance and the Company’s expansion into commercial insulation and abatement, which generally allows for higher gross margins than industrial insulation and abatement. While the gross margin percentage varies from job to job, insulation maintenance contracts generally have a lower gross margin percentage than insulation installation and removal contracts.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended September 30, 2008 were $925,000 as compared to $822,000 for the comparable period ended September 30, 2007, an increase of 12.5%. Selling, general and administrative expenses for the nine months ended September 30, 2008 were $2,737,000 as compared to $2,158,000 for the comparable period ended September 30, 2007, an increase of 26.8%. The increase for the three and nine months ended September 30, 2008 as compared to the three and nine months ended September 30, 2007 was primarily due to increases in payroll, the accrual for bonuses, auto expense, and entertainment expense. The increase in payroll expense was primarily due to an increase in the number of project managers at the Company which allows the Company to bid on more projects. For the three and nine months ended September 30, 2008, the overall increase in selling, general and administrative costs was partially offset by a decrease in legal expenses.

Change in Allowance on Shareholder Note Receivable

Blake Capital Partners, LLC was current in the payment of interest on the shareholder note receivable through the payment due March 1, 2006. The payment due September 1, 2006, however, was not made, and we have been informed by Mr. Mills, the principal of Blake Capital Partners and guarantor on the note, that no payment can be expected in the foreseeable future. For the year ended December 31, 2006, we increased our reserve against the note receivable from Blake Capital Partners, LLC (“Blake”) by $1,083,885 as a result of the non-payment of interest, bringing the net of the note receivable less the reserve down to $210,000, the approximate value of the collateral securing the note. In April 2007, the Company canceled 500,000 shares of the Company’s common stock that were pledged as collateral on the note and applied the $115,000 value of the stock against the outstanding note balance. The note was not repaid on the October 31, 2007 due date. As of December 31, 2007 the Company adjusted the net book value of the note to $25,000, the approximate value of the collateral securing the note. The Company is exploring its opportunities to obtain proceeds from the sale of the 25,000 shares (250,000 shares before a one for ten share reverse stock split on April 30, 2008) of VioQuest Pharmaceuticals, Inc. common stock pledged as collateral on the note. As such, the Company adjusted the carrying value of the note receivable to the approximate value of the collateral securing the note at September 30, 2008. The Company decreased the allowance on the shareholder note receivable $5,750 for the three months ended September 30, 2008 and increased the allowance on the shareholder note receivable $11,000 for the nine months ended September 30, 2008, and increased the reserve $20,000 for both the three and nine months ended September 30, 2007.

Gain on Disposal of Property, Plant and Equipment

Gain on the disposal of property plant and equipment was $3,000 and $4,000 for the three months ended September 30, 2008 and 2007, respectively. Gain on the disposal of property plant and equipment was $17,000 and $7,000 for the nine months ended September 30, 2008 and 2007, respectively.

Interest Income and Expense

Interest income for the three months ended September 30, 2008 was $7,000 as compared to interest income of $17,000 for the three months ended September 30, 2007. Interest income for the nine months ended September 30, 2008 was $28,000 as compared to interest income of $46,000 for the nine months ended September 30, 2007. Interest expense for the three months ended September 30, 2008 was $2,000 as compared to interest expense of $1,000 for the three months ended September 30, 2007. Interest expense for the nine months ended September 30, 2008 was $5,000 as compared to interest expense of $9,000 for the nine months ended September 30, 2007.

Impairment Charge on Available-for-Sale Securities

The Company recognized impairment charges of $265,000 and $451,000 on its available for sale securities during the three and nine months ended September 30, 2008, respectively. The Company recognized impairment charges of $115,000 and $289,000 on its investment in Clearwire Corporation for the three and nine months ended September 30, 2008, respectively. The Company also recognized an impairment charge of $150,000 on its investment in Catalytic Solutions, Inc. during the three and nine months ended September 30, 2008, respectively and an impairment charge of $12,000 on its investment in VioQuest Pharmaceuticals, Inc. during the nine months ended September 30, 2008.

Net Income

We had a net loss of $101,000 for the three months ended September 30, 2008 as compared to net income of $184,000 for the three months ended September 30, 2007. We had net income of $354,000 for the nine months ended September 30, 2008 as compared to net income of $502,000 for the nine months ended September 30, 2007.

Liquidity and Capital Resources

As of September 30, 2008, we had $1,117,000 in cash and cash equivalents and $780,000 in available-for-sale securities. The Company also had $800,000 of restricted cash related to issuing a $800,000 irrevocable standby letter of credit for the benefit of one of our customers in connection with a contract for the customer. The letter of credit expires on the earlier of (a) December 31, 2008, or (b) the date on which the amount of the letter of credit is reduced to zero by the customer’s draws, or (c) the date on which the letter of credit has been returned to the bank. Should the completion of the underlying project require an extension, the Company may need to extend the term of the letter of credit. The Company purchased a $800,000 six-month certificate of deposit and pledged it as collateral to the issuer of the irrevocable standby letter of credit. The Company had working capital of $6,273,000 as of September 30, 2008. We own 19,057 shares (190,566 shares before a one for ten share reverse stock split on April 30, 2008) of the common stock of VioQuest Pharmaceuticals, Inc., the common stock of which is publicly traded on the OTC Bulletin Board under the symbol “VOQP”. Of the 19,057 shares, 7,500 shares are subject to options exercisable by one current and two former members of our Board of Directors at $12.50 per share. We also own 39,415 shares of Clearwire Corporation’s common stock (NASDAQ: CLWR) and 384,084 shares of Catalytic Solutions, Inc. common stock (AIM: CTSU).

In an effort to increase shareholder value and to diversify from our insulation services business, we have made an equity investment in Catalytic Solutions, Inc., that is not in the insulation services business and which we believed had the ability to provide acceptable return on our investment. The Company determined that there had been an impairment with respect to Entrx’s investment in the common stock of Catalytic Solutions based upon the severity of declines in the market price of the common stock below our carrying value and our belief that there had been impairment indicators as discussed in EITF 03-1, including factors that raise significant concerns about Catalytic Solution’s ability to continue as a going concern. The shares in Catalytic Solutions are traded on the London Stock Exchange’s Alternative International Market for smaller company’s (the “AIM”). We therefore recognized a $150,000 impairment on this investment during the three months ended September 30, 2008, representing the difference between our carrying value and the quoted market price on September 30, 2008. Catalytic Solutions, Inc. manufactures and delivers proprietary technology that improves the performance and reduces the cost of catalytic converters.

Blake Capital Partners, LLC was current in the payment of interest on the shareholder note receivable through the payment due March 1, 2006. The payment due September 1, 2006, however, was not made, and we have been informed by Mr. Mills, the principal of Blake Capital Partners and guarantor on the note, that no payment can be expected in the foreseeable future. For the year ended December 31, 2006, we increased our reserve against the note receivable from Blake Capital Partners, LLC (“Blake”) by $1,083,885 as a result of the non-payment of interest, bringing the net of the note receivable less the reserve down to $210,000, the approximate value of the collateral securing the note. In April 2007, the Company canceled 500,000 shares of the Company’s common stock that were pledged as collateral on the note and applied the $115,000 value of the stock against the outstanding note balance. The note was not repaid on the October 31, 2007 due date. As of December 31, 2007 the Company adjusted the net book value of the note to $25,000, the approximate value of the remaining collateral securing the note. The Company is exploring its opportunities to obtain proceeds from the sale of the 25,000 shares of VioQuest Pharmaceuticals, Inc. common stock pledged as collateral on the note. As such, the Company adjusted the carrying value of the note receivable to the approximate value of the collateral securing the note at September 30, 2008. The Company decreased the allowance on the shareholder note receivable $5,750 for the three months ended September 30, 2008 and increased the allowance on the shareholder note receivable $11,000 for the nine months ended September 30, 2008, and increased the allowance $20,000 for the three and nine months ended September 30, 2007.

Cash provided by operations was $581,000 for the nine months ended September 30, 2008 compared with cash provided by operations of $157,000 for the nine months ended September 30, 2007. For the nine months ended September 30, 2008 the positive cash flow from operations was primarily the result of our $354,000 of net income, the impact of non-cash impairment charges on available-for-sale securities totaling $451,000, an increase in accounts payable and accrued expenses of $540,000 and an increase of $286,000 in billings in excess of costs and estimated earnings on uncompleted contracts. This positive cash flow was partially offset by a increase in accounts receivable of $549,000 and an increase in costs and estimated earnings in excess of billings on uncompleted contracts of $612,000. For the nine months ended September 30, 2007 the positive cash flow from operations was primarily the result of our $502,000 net income and a $193,000 increase in billings in excess of costs and estimated earnings on uncompleted contracts, partially offset by an increase in accounts receivable of $402,000, a $199,000 increase in prepaid expenses and a $178,000 decrease in accounts payable and accrued expenses.

Net investing activities used $800,000 and $172,000 of cash in the nine months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2007, we used cash of $211,000, for capital expenditures, primarily at our subsidiary, Metalclad Insulation Corporation. During the nine months ended September 30, 2007, cash of $39,000 was provided by proceeds from sales of assets. During the nine months ended September 30, 2008, we used cash of $800,000 to secure a letter of credit in lieu of a performance bond.

Cash used in financing activities totaled $109,000 for the nine months ended September 30, 2008 compared with cash provided by financing activities of $69,000 for the comparable period in 2007. Proceeds from long-term debt provided $0 and $158,000 of cash during the nine months ended September 30, 2008 and 2007, respectively. Payments on long-term borrowings used $109,000 and $89,000 of cash in the nine months ended September 30, 2008 and 2007, respectively.

As of September 30, 2008, our subsidiary, Metalclad Insulation Corporation, employed approximately 220 hourly employees for insulation and asbestos/lead abatement contracting services, nearly all of whom are members of Local No. 5 - International Association of Heat and Frost Insulators and Asbestos Workers ("Local No. 5") or Laborers Local Union 300, which makes hourly employees available to us under collective bargaining agreements. The number of hourly employees employed by us fluctuates depending upon the number and size of projects that we have under construction at any particular time. It has been our experience that hourly employees are generally available for our projects, and we have continuously employed a number of hourly employees on various projects over an extended period of time. We consider our relations with our hourly employees and the unions representing them to be good, and have not experienced any recent work stoppages due to strikes by such employees. The term of the current contract with Local No. 5 expired in September 2008. Metalclad Insulation Corporation and the other employers with similar expired contracts have agreed with the negotiating representatives of Local No. 5 for an extension of the expired contracts while the parties continue their efforts to establish a new agreement to be entered into by each of the employers and Local No. 5. Such extension is subject to termination upon 72 hour notice.

The number of asbestos-related cases which have been initiated naming us (primarily our subsidiary, Metalclad Insulation Corporation) as a defendant decreased to 265 in 2004 and to 199 in 2005, but increased in 2006 to 232. The number decreased to 163 in 2007. At December 31, 2004, 2005, 2006 and 2007, there were, respectively, approximately 710, 507, 404 and 222 cases pending. These claims are currently defended and covered by insurance. There were 134 new claims made in the first nine months of 2008, compared to 126 in the first nine months of 2007, and 108 cases resolved in the first nine months of 2008, compared to 290 cases resolved in the first nine months of 2007. There were 248 cases pending at September 30, 2008. These claims are currently defended and covered by insurance.

The number of asbestos-related claims made against Entrx has reflected a general downward trend. We believe that it is probable that this general trend will continue, although such continuance cannot be assured. From 2001 and through 2006, the annual average indemnity paid on over 2,550 resolved cases has fluctuated significantly, between a low of $14,504 in 2006 and a high of $26,520 in 2001, with an overall average over that period of approximately $19,131. During this period, there has been no discernible upward or downward trend in indemnity payments. However, the indemnity paid on the 44 cases resolved in the three months ended March 31, 2008 averaged $107,308, as a result of one case in which the plaintiff received a jury award of $1,659,000 and three other cases which settled for approximately $1,000,000 each. The average indemnity paid on resolved claims in the second and third quarters of 2008 was $1,304 and $9,500, respectively, with an average per settled claim indemnity of approximately $48,000 for the nine-month period ended September 30, 2008.

While we estimate that the average indemnity paid on all claims resolved in 2008 could be over $40,000, we believe that the results of the first quarter represent an anomaly in relation to the past history of settled claims. Our methodology for estimating current and projected liability for asbestos-related claims, including estimates of our future per resolved claim liability, has consistently involved the observation of trailing multiple-year claims and expense history. In evaluating the adequacy of our recorded liability at the end of the third quarter, we considered the impact of the unfavorable first quarter 2008 claims experience in our trailing, multiple-year claims and expense calculation methodology, and concluded that the impact of the potential increase in the projected per resolved claim liability was not sufficiently material to result in revision of Entrx’s recorded liability. Accordingly, Entrx believes that the unfavorable short term impact of the resolution of these four claims in the first quarter of 2008 neither provides a better estimate nor is indicative of a reasonable range of the liability that might be required to resolve all remaining known and incurred but not reported claims. Rather, we have consistently recorded as our best estimate of liability the amount indicated by the trailing multiple-year claims and expense history. Accordingly, we intend to continue to use the $19,131 historical average indemnity payment in estimating our aggregate asbestos-related personal injury liability until we are able to take into consideration the results of resolved cases during the remainder of 2008.

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

Although defense costs are included in our insurance coverage, we expended $174,000, $304,000, $188,000, $215,000 and $296,000 in 2003, 2004, 2005, 2006 and 2007, respectively, and $118,000 in the nine months ended September 30, 2008 to administer the asbestos claims and defend the ACE Lawsuit discussed below. These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies.

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

We have determined that the minimum probable insurance coverage available to satisfy asbestos-related injury claims significantly exceeds our estimated future liability for such claims of $30,750,000 and $36,000,000 as of September 30, 2008 and December 31, 2007, respectively. Accordingly, we have included $30,750,000 and $36,000,000 of such insurance coverage receivable as an asset on our September 30, 2008 and December 31, 2007 balance sheets, respectively. Our determination assumes that the current trend of reducing asbestos-related injury claims will continue and that the average indemnity and direct legal costs of each resolved claim will not materially increase. The determination also assumes that the insurance companies live up to what we believe is their obligation to continue to cover our exposure with regards to these claims. Several affiliated insurance companies have brought a declaratory relief action against our subsidiary, Metalclad, as well as a number of other insurers, to resolve certain coverage issues, as discussed below in Part II, Item 1, “Legal Proceedings – Insurance Coverage Litigation.” Regardless of our best estimates of liability for current and future asbestos-related claims, the liability for these claims could be higher or lower than estimated by amounts which are not predictable. We, of course, cannot give any assurance that our liability for such claims will not ultimately exceed our available insurance coverage. We believe, however, that our current insurance is adequate to satisfy additional liability that is reasonably possible in the event actual losses exceed our estimates. We will update our estimates of liability and insurance coverage in future filings with the Securities and Exchange Commission, as events occur which would cause us to believe that those estimates need revision, based upon the subsequent claim experience, using the methodology we have employed.

On February 23, 2005 ACE Property & Casualty Company ("ACE"), Central National Insurance Company of Omaha ("Central National") and Industrial Underwriters Insurance Company ("Industrial"), which are all related entities, filed a declaratory relief lawsuit (“the ACE Lawsuit”) against Metalclad Insulation Corporation (“Metalclad”) and a number of Metalclad's other liability insurers, in the Superior Court of the State of California, County of Los Angeles. ACE, Central National and Industrial issued umbrella and excess policies to Metalclad, which has sought and obtained from the plaintiffs both defense and indemnity under these policies for the asbestos lawsuits brought against Metalclad during the last four to five years. The ACE Lawsuit seeks declarations regarding a variety of coverage issues, but is centrally focused on issues involving whether historical and currently pending asbestos lawsuits brought against Metalclad are subject to either an "aggregate" limits of liability or separate "per occurrence" limits of liability. Whether any particular asbestos lawsuit is properly classified as being subject to an aggregate limit of liability depends upon whether or not the suit falls within the "products" or "completed operations" hazards found in most of the liability policies issued to Metalclad. Resolution of these classification issues will determine if, as ACE and Central National allege, their policies are nearing exhaustion of their aggregate limits and whether or not other Metalclad insurers who previously asserted they no longer owed any coverage obligations to Metalclad because of the claimed exhaustion of their aggregate limits, in fact, owe Metalclad additional coverage obligations. The ACE Lawsuit also seeks to determine the effect of the settlement agreement between the Company and Allstate Insurance Company on the insurance obligations of various other insurers of Metalclad, and the effect of the “asbestos exclusion” in the Allstate policy. The ACE Lawsuit does not seek any monetary recovery from Metalclad. The ACE Lawsuit is principally about coverage responsibility among the several insurers, as well as total coverage. Regardless of the outcome of this litigation, Entrx does not believe that the ACE Lawsuit will result in materially diminishing Entrx’s insurance coverage for asbestos-related claims. Nonetheless, we anticipate that we will incur attorneys fees and other associated litigation costs in defending the lawsuit and any counter claims made against us by any other insurers, and in prosecuting any claims we may seek to have adjudicated regarding our insurance coverage. In addition, the ACE Lawsuit may result in our incurring costs in connection with obligations we may have to indemnify Allstate under a settlement agreement. Allstate, in a cross-complaint filed against Metalclad Insulation Corporation in October, 2005, asked the court to determine the Company’s obligation to assume and pay for the defense of Allstate in the ACE Lawsuit under the Company’s indemnification obligations in the settlement agreement. The Company does not believe that it has any legal obligation to assume or pay for such defense. If Allstate is required to provide indemnity for Entrx’s asbestos-related lawsuits, it is likely that Entrx would have to indemnify Allstate for asbestos-related claims that it defends up to $2,500,000 in the aggregate. If Allstate is not required to provide indemnity, Entrx would have no liability to Allstate. Entrx has accrued $375,000 as a potential loss in connection with the Allstate matter. Based upon information known to date, the Company is unable to predict to what extent its indemnification obligations are reasonably possible to vary from the amounts accrued.

The Company projects that cash flow generated through the operation of its subsidiary, Metalclad Insulation Corporation, and the Company’s net cash assets as of September 30, 2008 will be sufficient to meet the Company’s cash requirements for at least the next twelve months.

Significant Accounting Policies

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our annual report for the year ended December 31, 2007. The accounting policies used in preparing our interim 2008 consolidated condensed financial statements are the same as those described in our annual report.

Our critical accounting policies are those both having the most impact to the reporting of our financial condition and results, and requiring significant judgments and estimates. Our critical accounting policies include those related to (a) revenue recognition, (b) valuation of investments, (c) allowances for uncollectible notes and accounts receivable, (d) judgments and estimates used in determining the need for an accrual, and the amount, of our asbestos liability, and (e) evaluation and estimates of our probable insurance coverage for asbestos-related claims. Revenue recognition for fixed price insulation installation and asbestos abatement contracts are accounted for by the percentage-of-completion method, wherein costs and estimated earnings are included in revenues as the work is performed. If a loss on a fixed price contract is indicated, the entire amount of the estimated loss is accrued when known. Revenue recognition on time and material contracts is recognized based upon the amount of work performed. We have made investments in companies which can still be considered to be in the startup or development stages. We monitor these investments for impairment considering factors such as the severity and duration of any decline in fair value, our ability and intent to retain our investment for a period of time sufficient to allow for a recovery of market value and based on the financial condition and near-term prospects of these companies. We make appropriate reductions in carrying values if we determine an impairment charge is required. These investments are inherently risky, as the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. Notes and accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on our evaluation of the financial condition of the noteholder or customer. Future changes in the financial condition of a note payee or customer may require an adjustment to the allowance for uncollectible notes and accounts receivable. We have estimated the probable amount of future claims related to our asbestos liability and the probable amount of insurance coverage related to those claims. We offset proceeds received from our insurance carriers resulting from claims of personal injury allegedly related to asbestos exposure against the payment issued to the plaintiff. The cash from the insurance company goes directly to the plaintiff, so we never have access to this cash. We never have control over any of the funds the insurance company issues to the plaintiff. Once a claim is settled, payment of the claim is normally made by the insurance carrier or carriers within 30 to 60 days. Changes in any of the judgments and estimates could have a material impact on our financial condition and results of operations.

Recent Accounting Pronouncements

See footnote 10 of the financial statements.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the financial statements and to other members of senior management and the Audit Committee of the Board.

We conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation our chief executive officer and chief financial officer have concluded that, as of September 30, 2008, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting for the three-months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The number of asbestos-related cases which have been initiated naming us (primarily our subsidiary, Metalclad Insulation Corporation) as a defendant decreased from 265 in 2004 and to 199 in 2005, but increased in 2006 to 232. The number decreased to 163 in 2007 and was 134 for the nine months ended September 30, 2008. At December 31, 2004, 2005, 2006 and 2007, there were, respectively, approximately 710, 507, 404 and 222 cases pending. As of September 30, 2008, there were 248 cases pending. These claims are currently defended and covered by insurance.

Set forth below is a table for the years ended December 31, 2004, 2005, 2006, 2007 and the nine months ended September 30, 2008, which sets forth for each such period the approximate number of asbestos-related cases filed, the number of such cases resolved by dismissal or by trial, the number of such cases resolved by settlement, the total number of resolved cases, the number of filed cases pending at the end of such period, the total indemnity paid on all resolved cases, the average indemnity paid on all settled cases and the average indemnity paid on all resolved cases:

	2004	2005		2006	2007		Nine Months Ended September 30, 2008
New cases filed	265	199		232	163		134
Defense judgments and dismissals	311	294	(3)	253	292	(3)	89
Plaintiff judgments and Settled cases	97	108		82	53		19
Total resolved cases (1)	408	402	(3)	335	345	(3)	108
Pending cases (1)	710	507	(2,3)	404	222	(3)	248
Total indemnity payments	$6,366,750	$8,513,750		$4,858,750	$7,974,500		$5,140,050
Average indemnity paid on plaintiff judgments and settled cases	$65,637	$78,831		$59,253	$150,462		$270,529
Average indemnity paid on all resolved cases	$15,605	$21,178	(2)	$14,504	$23,114		$47,593

(1)	Total resolved cases includes, and the number of pending cases excludes, cases which have been settled but which have not been closed for lack of final documentation or payment.
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

The number of asbestos-related claims made against Entrx has reflected a general downward trend. We believe that it is probable that this general trend will continue, although such continuance cannot be assured. From 2001 and through 2006, the annual average indemnity paid on over 2,550 resolved cases has fluctuated significantly, between a low of $14,504 in 2006 and a high of $26,520 in 2001, with an overall average over that period of approximately $19,131. During this period, there has been no discernible upward or downward trend in indemnity payments. However, the indemnity paid on the 44 cases resolved in the three months ended March 31, 2008 averaged $107,308, as a result of one case in which the plaintiff received a jury award of $1,659,000 and three other cases which settled for approximately $1,000,000 each. The average indemnity paid on resolved claims in the second and third quarters was $1,304 and $9,500, respectively, with an average per settled claim indemnity of approximately $48,000 for the nine-month period ended September 30, 2008.

While we estimate that the average indemnity paid on all claims resolved in 2008 could be over $40,000, we believe that the results of the first quarter represent an anomaly in relation to the past history of settled claims. Our methodology for estimating current and projected liability for asbestos-related claims, including estimates of our future per resolved claim liability, has consistently involved the observation of trailing multiple-year claims and expense history. In evaluating the adequacy of our recorded liability at the end of the third quarter, we considered the impact of the unfavorable first quarter 2008 claims experience in our trailing, multiple-year claims and expense calculation methodology, and concluded that the impact of the potential increase in the projected per resolved claim liability was not sufficiently material to result in revision of Entrx’s recorded liability. Accordingly, Entrx believes that the unfavorable short term impact of the resolution of these four claims in the first quarter of 2008 neither provides a better estimate nor is indicative of a reasonable range of the liability that might be required to resolve all remaining known and incurred but not reported claims. Rather, we have consistently recorded as our best estimate of liability the amount indicated by the trailing multiple-year claims and expense history. Accordingly, we intend to continue to use the $19,131 historical average indemnity payment in estimating our aggregate asbestos-related personal injury liability until we are able to take into consideration the results of resolved cases during the remainder of 2008.

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

We have determined that it is probable that we have sufficient insurance to provide coverage for both current and future projected asbestos-related injury claims. This determination assumes that the current trend of reducing asbestos-related injury claims will continue and that the average indemnity and direct legal costs of each resolved claim will not materially increase. The determination also assumes that the insurance companies live up to what we believe is their obligation to continue to cover our exposure with regards to these claims. Several affiliated insurance companies have brought a declaratory relief action against our subsidiary, Metalclad, as well as a number of other insurers, to resolve certain coverage issues, as discussed under “Insurance Coverage Litigation” below. Regardless of our best estimates of liability for current and future asbestos-related claims, the liability for these claims could be higher or lower than estimated by amounts which are not predictable. We, of course, cannot give any assurance that our liability for such claims will not ultimately exceed our available insurance coverage. We believe, however, that our current insurance is adequate to satisfy additional liability that is reasonably possible in the event actual losses exceed our estimates. We will update our estimates of liability and insurance coverage in future filings with the Securities and Exchange Commission, as events occur which would cause us to believe that those estimates need revision, based upon the subsequent claim experience, using the methodology we have employed.

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

Although defense costs are included in our insurance coverage, we expended $174,000, $304,000, $188,000, $215,000 and $296,000 in 2003, 2004, 2005, 2006 and 2007, respectively, and $118,000 for the nine months ended September 30, 2008 to administer the asbestos claims and defend the ACE Lawsuit discussed below. These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies.

Insurance Coverage Litigation

On February 23, 2005 ACE Property & Casualty Company ("ACE"), Central National Insurance Company of Omaha ("Central National") and Industrial Underwriters Insurance Company ("Industrial"), which are all related entities, filed a declaratory relief lawsuit (“the ACE Lawsuit”) against Metalclad Insulation Corporation (“Metalclad”) and a number of Metalclad's other liability insurers, in the Superior Court of the State of California, County of Los Angeles. ACE, Central National and Industrial issued umbrella and excess policies to Metalclad, which has sought and obtained from the plaintiffs both defense and indemnity under these policies for the asbestos lawsuits brought against Metalclad during the last four to five years. The ACE Lawsuit seeks declarations regarding a variety of coverage issues, but is centrally focused on issues involving whether historical and currently pending asbestos lawsuits brought against Metalclad are subject to either an "aggregate" limits of liability or separate "per occurrence" limits of liability. Whether any particular asbestos lawsuit is properly classified as being subject to an aggregate limit of liability depends upon whether or not the suit falls within the "products" or "completed operations" hazards found in most of the liability policies issued to Metalclad. Resolution of these classification issues will determine if, as ACE and Central National allege, their policies are nearing exhaustion of their aggregate limits and whether or not other Metalclad insurers who previously asserted they no longer owed any coverage obligations to Metalclad because of the claimed exhaustion of their aggregate limits, in fact, owe Metalclad additional coverage obligations. The ACE Lawsuit also seeks to determine the effect of the settlement agreement between the Company and Allstate Insurance Company on the insurance obligations of various other insurers of Metalclad, and the effect of the “asbestos exclusion” in the Allstate policy. The ACE Lawsuit does not seek any monetary recovery from Metalclad. The ACE Lawsuit is principally about coverage responsibility among the several insurers, as well as total coverage. Regardless of the outcome of this litigation, Entrx does not believe that the ACE Lawsuit will result in materially diminishing Entrx’s insurance coverage for asbestos-related claims. Nonetheless, we anticipate that we will incur attorney’s fees and other associated litigation costs in defending the lawsuit and any counter claims made against us by any other insurers, and in prosecuting any claims we may seek to have adjudicated regarding our insurance coverage. In addition, the ACE Lawsuit may result in our incurring costs in connection with obligations we may have to indemnify Allstate under a settlement agreement. Allstate, in a cross-complaint filed against Metalclad Insulation Corporation in October, 2005, asked the court to determine the Company’s obligation to assume and pay for the defense of Allstate in the ACE Lawsuit under the Company’s indemnification obligations in the settlement agreement. The Company does not believe that it has any legal obligation to assume or pay for such defense. If Allstate is required to provide indemnity for Entrx’s asbestos-related lawsuits, it is likely that Entrx would have to indemnify Allstate for asbestos-related claims that it defends up to $2,500,000 in the aggregate. If Allstate is not required to provide indemnity, Entrx would have no liability to Allstate. Entrx has accrued $375,000 as a potential loss in connection with the Allstate matter.

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

ENTRX CORPORATION

Date: November 12, 2008	By:	/s/Peter L. Hauser
Peter L. Hauser
Chief Executive Officer

Date: November 12, 2008	By:	/s/Brian D. Niebur
Brian D. Niebur
Chief Financial Officer
(Principal Accounting Officer)