Form 10-K
period 2008-12-31
ENTRX CORP
filed 2009-03-25
CIK 13547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
Common Stock — $.10 Par Value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐ No ☒

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Items 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer  ☐           Accelerated filer                       ☐

Non-accelerated filer    ☐           Smaller reporting Company    ☒

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 3, 2009 was approximately $881,279 based on the average of the closing bid and asked price of the registrant’s common stock on such date.  All executive officers, directors and 10% or more beneficial owners of the registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, “affiliates” of the registrant.

As of March 11, 2009, there were 7,656,147 shares of the registrant’s common stock, $.10 par value, issued and outstanding.

All statements, other than statements of historical fact, included in this Form 10-K, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business” are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve assumptions, known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Entrx Corporation (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-K.  Such potential risks and uncertainties include, without limitation; estimates of future revenues; the outcome of existing litigation; competitive pricing and other pressures from other businesses in the Company’s markets; the accuracy of the Company’s estimate of future liability for asbestos-related injury claims; the adequacy of insurance, including the adequacy of insurance to cover current and future asbestos-related injury claims; the valuation of the Company’s investments; the imposition of laws or regulations relating to asbestos related injury claims; economic conditions generally and in the Company’s primary markets; availability of capital; the adequacy of the Company’s cash and cash equivalents; the cost of labor; the accuracy of the Company’s cost analysis for fixed price contracts; and other risk factors detailed herein and in other of the Company’s filings with the Securities and Exchange Commission.  The forward-looking statements are made as of the date of this Form 10-K and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements.  Therefore, readers are cautioned not to place undue reliance on these forward-looking statements.  You can identify these forward-looking statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “continue,” and similar words.

References to “we”, “us”, “our”, “the registrant”, “Entrx” and “the Company” in this annual report on Form 10K shall mean or refer to Entrx Corporation and its consolidated subsidiary, Metalclad Insulation Corporation,  unless the context in which those words are used would indicate a different meaning.

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

For over 40 years, the Company and its predecessors have been providing insulation installation, maintenance and removal services, and asbestos abatement services, primarily on the West Coast.  We currently provide these services through Metalclad Insulation Corporation to a wide range of industrial, commercial and public agency clients.

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

We perform substantially all of the work required to complete most contracts, while generally subcontracting to others the painting and other trades not performed by Metalclad Insulation as well as performing some of the scaffolding.  In a typical insulation project, we obtain plans and specifications prepared by the owner of a facility or its agent.  In projects where the customer is the owner of the facility, we may act as the general contractor.  We may also work as a subcontractor for other general contractors.  Projects for the installation of insulation in new construction may require one or more years to complete.

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

Operations and Employee Safety.  All contract work is performed by trained personnel, and supervised by project managers trained and experienced in both construction and asbestos abatement.  Each employee involved in asbestos abatement must complete a general training and safety program conducted by the Company or union affiliation.  Training topics include approved work procedures, instruction on protective equipment and personal safety, dangers of asbestos, methods for controlling friable asbestos and asbestos transportation and handling procedures.  In addition, all employees engaged in asbestos abatement activities are required to attend a minimum four-day course approved by the EPA and the Occupational Safety and Health Administration ("OSHA"), and all supervisors of abatement projects are required to attend an eight-hour first aid/CPR/safety course and an eight-hour EPA/Asbestos Hazard Emergency Response Act refresher course annually.  At December 31, 2008, two of our full-time salaried employees and 72 hourly employees had been trained and certified as "competent individuals" under EPA regulations relating to the training of asbestos abatement workers.  All employees are issued detailed training materials.  We typically conduct a job safety analysis in the job bidding stage.

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

Curtom-Metalclad Joint Venture.  In 1989, Metalclad Insulation Corporation entered into a joint venture with a minority service firm, known as Curtom Building & Development Corporation (“Curtom Building”).  Metalclad Insulation Corporation owns a 49% interest in the joint venture.  The joint venture, known as "Curtom-Metalclad," submitted bids for insulation and asbestos abatement services.  When contracts were obtained by the joint venture, we performed the work specified in the contract as a subcontractor to the joint venture.  The joint venture agreement, as amended, provides that Curtom-Metalclad will receive 2.5% of revenues obtained by Metalclad Insulation Corporation as a subcontractor, of which 80% will be distributed to Curtom Building and 20% will be retained by Curtom-Metalclad.  We retain the remaining revenues.  Sales for the year ended December 31, 2008 for Curtom-Metalclad projects were approximately $2,082,000 or 7.5% of our revenue, compared to $1,738,000 or 7.8% of revenue in 2007.  The revenues and gross profit from the subcontracts we performed for Curtom-Metalclad over the past two years were not significant to us in the past, and we do not anticipate they will be significant in the future.  Curtom-Metalclad has no material assets, liabilities or earnings.  We believe the termination of the Curtom-Metalclad joint venture and the loss of revenues that joint venture generated, would not have a material adverse affect on us.  In accordance with FIN 46R “Consolidation of Variable Interest Entities”, we have consolidated Curtom-Metalclad since we have determined we are the primary beneficiary.

Customers.  Our customers are generally either industrial or commercial.  The industrial customers are predominately public utilities (power, natural gas and water/water treatment), major oil companies for oil refineries and petrochemical plants, chemical and food processors, other heavy manufacturers, and engineering/construction companies.  The commercial customers are primarily government agencies, schools, hospitals, commercial and light manufacturing companies, and general or mechanical construction contractors.  During 2008, Jacobs Field Services North America, Inc., Black & Veatch and BP West Coast Products LLC accounted for 18.0%, 12.0% and 11.3% of our revenues, respectively.  We cannot project whether a significant portion of our revenues will be derived from these customers in 2009.  It is often the case in our business that a customer that represented over 10% of our revenues in one year would not represent over 10% of our revenues in the following year.  (See Note 11 to the Consolidated Financial Statements.)

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

Backlog.  Our backlog for insulation services at December 31, 2008 and December 31, 2007 was approximately $8,727,000 and $12,629,000, respectively.  Backlog is calculated in terms of estimated revenues on fixed-price and cost-plus projects in progress or for which contracts have been executed.  Approximately 49% of our backlog is under cost-plus contracts.  Our backlog as of any date is not necessarily indicative of future revenues.  We estimate that our entire backlog as of December 31, 2008 will be completed during the next eighteen months.

Insurance and Bonding.

General Liability.  Our combined general liability and contractor pollution insurance policy provides base coverage of $1,000,000 per occurrence and excess liability coverage of $15,000,000.

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

We have closely monitored the trend of asbestos related injury claims made against the Company over the past eight years.  That trend, on a year to year basis has been somewhat erratic, particularly over the past three years, but has been generally downward over the past eight year period.  Based on this general downward trend we project that 877 asbestos-related injury claims will be made against the Company in the future, in addition to the 271 claims existing as of December 31, 2008, totaling 1,148 claims.  Multiplying the average indemnity paid per resolved claim over the past eight years of $20,900, by 1,148, we project the probable future indemnity to be paid on those claims to be equal to approximately $24 million.  In addition, multiplying an estimated cost (which cost is included within the limits of our insurance coverage) of defense per resolved claim of approximately $18,500 by 1,148, we project the probable future defense costs to equal approximately $21.25 million.  See Item 3 – “Legal Proceedings – Asbestos-related Claims.”

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

We have engaged legal counsel to review all of our known insurance policies, and to provide us with the amount of coverage which such counsel believes to be probable under those policies for current and future asbestos-related injury claims against us.  Such legal counsel has provided us with its opinion of the minimum probable coverage available to satisfy asbestos-related injury claims, which significantly exceeds our estimated $45,250,000 liability for such claims at December 31, 2008.

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

Insurance Policy Settlement.  In June 2004, Metalclad Insulation Corporation, our wholly owned subsidiary, and Entrx Corporation, entered into a Settlement Agreement and Full Policy Release (the “Agreement”) releasing Allstate Insurance Company from its policy obligations for a broad range of claims arising from injury or damage which may have occurred during the period March 15, 1980 to March 15, 1981, under an umbrella liability policy (the “Policy”).  The Policy provided limits of $5,000,000 in the aggregate and per occurrence.  Allstate claimed that liability under the Policy had not attached, and that regardless of that fact, an exclusion in the Policy barred coverage for virtually all claims of bodily injury from exposure to asbestos, which is of primary concern to Metalclad Insulation Corporation.  Metalclad Insulation Corporation took the position that such asbestos coverage existed.  The parties to the Agreement reached a compromise, whereby Metalclad Insulation Corporation received $2,500,000 in cash, and Metalclad Insulation Corporation and Entrx Corporation agreed to indemnify and hold harmless the insurer from all claims which could be alleged against the insurer respecting the policy, limited to $2,500,000 in amount.  Based on past experience related to asbestos insurance coverage, we believe that the Agreement we entered into in June 2004, will result in a probable loss contingency for future insurance claims based on the indemnification provision in the Agreement.  Although we are unable to estimate the exact amount of the loss, we believe at this time the reasonable estimate of the loss will not be less than $375,000 or more than $2,500,000 (the $2,500,000 represents the maximum loss we would have based on the indemnification provision in the Agreement).  Based on the information available to us, no amount in this range appears at this time to be a better estimate than any other amount.  The $375,000 estimated loss contingency noted in the above range represents 15% of the $2,500,000 we received and is based upon our attorney’s informal and general inquiries to an insurance company of the cost for us to purchase an insurance policy to cover the indemnification provision we entered into.  The ACE Lawsuit may result in our incurring costs in connection with obligations we may have to indemnify Allstate under the Settlement Agreement.  Allstate, in a cross-complaint filed against Metalclad Insulation Corporation in October, 2005, asked the court to determine the Company’s obligation to assume and pay for the defense of Allstate in the ACE Lawsuit under the Company’s indemnification obligations in the Settlement Agreement.  The Company is taking the position that it has no legal obligation to assume or pay for such defense.  If Allstate is required to provide indemnity for Entrx’s asbestos-related lawsuits, it is likely that Entrx would have to indemnify Allstate for asbestos-related claims that it defends up to $2,500,000 in the aggregate.  If Allstate is not required to provide indemnity, Entrx would have no liability to Allstate.  Entrx has accrued $375,000 as a potential loss in connection with the Allstate matter and nothing has come to our attention that would require us to record a different estimate at December 31, 2008.

Employees

As of December 31, 2008, we had two part-time salaried employees in our executive offices and 17 full-time salaried employees in our insulation business in California, for a total of 19 employees.  These included three executive officers, project managers/estimators, purchasing, accounting, and office staff.

As of December 31, 2008, our subsidiary, Metalclad Insulation Corporation, employed approximately 136 hourly employees for insulation and asbestos/lead abatement contracting services, nearly all of whom are members of Local No. 5 - International Association of Heat and Frost Insulators and Asbestos Workers ("AFL-CIO") or Laborers Local Union 300, which makes hourly employees available to us.  Metalclad Insulation Corporation is a party to agreements with local chapters of various trade unions.  The number of hourly employees employed by us fluctuates depending upon the number and size of projects that we have under construction at any particular time.  It has been our experience that hourly employees are generally available for our projects, and we have continuously employed a number of hourly employees on various projects over an extended period of time.  We consider our relations with our hourly employees and the unions representing them to be good, and have not experienced any recent work stoppages due to strikes by such employees.  Additionally, many of the trade union agreements we are a party to include no strike, no work stoppage provisions.  The Company’s subsidiary, Metalclad Insulation Corporation, is one of a group of employers with a collective bargaining agreement with Local No. 5 - International Association of Heat and Frost Insulators and Asbestos Workers ("Local No. 5").  Our “Basic Agreement” with Local No. 5 of the International Association of Heat and Frost Insulators and Asbestos Workers expired in September 2008.  The “Basic Agreement” included a “Maintenance Agreement” as an addendum.  Metalclad Insulation Corporation and the other employers have agreed with the negotiating representatives of Local No. 5 for an extension of the expired contract while the parties continue their efforts to establish a new agreement.  Such extension is subject to termination upon 72 hour notice.  We continue to negotiate with Local 5 for a new Basic Agreement.  Negotiations seem to center around issues of compensation and the length of the new contract.  Approximately 95% of our hourly employees are covered by the Local No. 5 agreement.  A new agreement with the Laborers Local 300 was signed in January 2007 and expires in December 2009.  Approximately 5% of our hourly employees are covered by the Labors Local 300 agreement.

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

ITEM 2.          DESCRIPTION OF PROPERTY

Our executive offices are located in Minneapolis, Minnesota, which consists of approximately 1,400 square feet leased at a current rate of $2,000 per month, on a month-to-month basis.

Our wholly owned subsidiary, Metalclad Insulation Corporation, is housed in a facility in Fullerton, California.  This facility consists of approximately 27,100 square feet of office and warehouse space.  The Company has leased this facility through December 31, 2011 at a monthly rate of $13,500 per month with yearly rent increases of approximately 3% per year.  The lease contains an option for the Company to renew for an additional five years as defined in the agreement.  We believe that the properties currently leased by us are adequate for our operations for the foreseeable future.

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

The number of asbestos-related cases which have been initiated naming us (primarily our subsidiary, Metalclad Insulation Corporation) as a defendant have fluctuated from 265 in 2004, to 199 in 2005, to 232 in 2006, to 163 in 2007, and to 187 in 2008.  At December 31, 2004, 2005, 2006 and 2007, there were, respectively, approximately 710, 507, 404 and 222 cases pending.  As of December 31, 2008, there were 271 cases pending.  These claims are currently defended and covered by insurance.

Set forth below is a table for the years ended December 31, 2004, 2005, 2006, 2007 and 2008 which sets forth for each such period the approximate number of asbestos-related cases filed, the number of such cases resolved by dismissal or by trial, the number of such cases resolved by settlement, the total number of resolved cases, the number of filed cases pending at the end of such period, the total indemnity paid on all resolved cases, the average indemnity paid on all settled cases and the average indemnity paid on all resolved cases:

	2004	2005		2006	2007		2008
New cases filed	265	199		232	163		187
Defense judgments and dismissals	311	294	(3)	253	292	(3)	109
Plaintiff judgments and Settled cases	97	108		82	53		29
Total resolved cases (1)	408	402	(3)	335	345	(3)	138
Pending cases (1)	710	507	(2,3)	404	222	(3)	271
Total indemnity payments	$6,366,750	$8,513,750		$4,858,750	$7,974,500		$7,582,550
Average indemnity paid on plaintiff judgments and settled cases	$65,637	$78,831		$59,253	$150,462		$261,467
Average indemnity paid on all resolved cases	$15,605	$21,178	(2)	$14,504	$23,114		$54,946

(1)	Total resolved cases includes, and the number of pending cases excludes, cases which have been settled but which have not been closed for lack of final documentation or payment.
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

We have closely monitored the trend of asbestos related injury claims made against the Company over the past eight years.  That trend, on a year to year basis, has been somewhat erratic over the past three years, but has been generally downward over the past eight years.  We believe, however, that it is probable that a general downward trend will continue, although such continuance cannot be assured.  From 2001 and through 2008, the annual average indemnity paid on over 3,000 resolved cases has fluctuated significantly, between a low of $14,504 in 2006 and a high of $54,946 in 2008, with an overall average over that period of approximately $20,900.  During this period, there has been no discernible upward or downward trend in indemnity payments.

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

In addition, direct defense costs per resolved claim increased from $8,514 in 2003 to $44,359 in 2008.  The weighted average defense cost per resolved claim from 2005 through 2008 was $18,233.  We believe that these defense costs increased as a result of a change in legal counsel in 2004, and the more aggressive defense posture taken by new legal counsel since that change.  Due to this aggressive defensive posture, the new claims against the Company have tended to have a greater potential liability and therefore require more resources to defend.  We intend to monitor the defense costs in 2009 and will adjust our estimates if events occur which would cause us to believe that those estimates need revision.  We are currently projecting those costs to be approximately $18,500 per claim.

In our Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2007, we projected that approximately 186 new asbestos-related claims would be commenced, and approximately 237 cases would be resolved in 2007, resulting in an estimated 353 cases pending at December 31, 2007.  We further projected that an aggregate of 738 new cases would be commenced after December 31, 2007, and that 148 of these cases would be commenced in 2008 and that we would resolve 194 cases in 2008.  Accordingly, we previously had projected the cases pending and projected to be commenced in the future at December 31, 2008, would be 897 cases.  Multiplying 897 claims times the approximate average indemnity paid and defense costs incurred per resolved claim from 2002 through 2006 of $32,600, we previously estimated our liability for current and future asbestos-related claims at December 31, 2008 to be approximately $29,000,000.  This amounted to a $7,000,000 reduction from the $36,000,000 liability we estimated as of December 31, 2007, or a $1,750,000 reduction per quarter in 2008.

As of December 31, 2008, we re-evaluated our estimates to take into account our experience in 2008, which was unfavorable compared to previous years.  Primarily as a result of an increase in the number of new cases commenced during 2008 which exceeded our previous estimates, we now estimate that there will be 877 asbestos-related injury claims made against the Company after December 31, 2008.  The 877, in addition to the 271 claims existing as of December 31, 2008, totaled 1,148 current and future claims.  Multiplying the average indemnity per resolved claim over the past eight years of $20,900, times 1,148, we project the probable future indemnity to be paid on those claims after December 31, 2008 to be equal to approximately $24 million.  In addition, multiplying an estimated cost of defense per resolved claim of approximately $18,500 times 1,148, we projected the probable future defense costs to equal approximately $21,250,000.  Accordingly, our total estimated future asbestos-related liability at December 31, 2008 is $45,250,000.

As of December 31, 2008 we project that approximately 154 new asbestos-related claims will be commenced and approximately 188 cases will be resolved in 2009, resulting in an estimated 237 cases pending at December 31, 2009.  Since we project that an aggregate of 877 new cases will be commenced after December 31, 2008, and that 154 of these cases will be commenced in 2009, we estimate that an aggregate of 723 new cases will be commenced after December 31, 2009.  Accordingly, we project the cases pending and projected to be commenced in the future at December 31, 2009, will be 960 cases.  Multiplying 960 claims times the approximate average indemnity paid per resolved claim from 2001 through 2008 and defense costs incurred per resolved claim from 2005 through 2008 of $39,400, we estimate our liability for current and future asbestos-related claims at December 31, 2009 to be approximately $38,000,000.  This amounts to a $7,250,000 reduction from the $45,250,000 liability we estimate as of December 31, 2008, or a $1,812,500 reduction per quarter in 2009.

We have determined that it is probable that we have sufficient insurance to provide coverage for both current and future projected asbestos-related injury claims.  This determination assumes that the general trend of reducing asbestos-related injury claims experienced prior to 2008 will resume and that the average indemnity and direct legal costs of each resolved claim will not materially increase.  The determination also assumes that the insurance companies remain solvent and live up to what we believe is their obligation to continue to cover our exposure with regards to these claims.  Several affiliated insurance companies have brought a declaratory relief action against our subsidiary, Metalclad, as well as a number of other insurers, to resolve certain coverage issues, as discussed under “Insurance Coverage Litigation” below.  Regardless of our best estimates of liability for current and future asbestos-related claims, the liability for these claims could be higher or lower than estimated by amounts which are not predictable.  We, of course, cannot give any assurance that our liability for such claims will not ultimately exceed our available insurance coverage.  We believe, however, that our current insurance is adequate to satisfy additional liability that is reasonably possible in the event actual losses exceed our estimates.  We will update our estimates of liability and insurance coverage in future filings with the Securities and Exchange Commission, as events occur which would cause us to believe that those estimates need revision, based upon the subsequent claim experience, using the methodology we have employed.

We intend to re-evaluate our estimate of future liability for asbestos claims at the end of each fiscal year, or whenever actual results are materially different from our estimates, integrating our actual experience in that fiscal year with that of prior fiscal years since 2001.  We estimate that the effects of economic inflation on either the average indemnity payment or the projected direct legal expenses will be approximately equal to a discount rate applied to our future liability based upon the time value of money.

Although defense costs are included in our insurance coverage, we expended $304,000, $188,000, $215,000, $296,000 and $128,000 in 2004, 2005, 2006, 2007 and 2008, respectively, to administer the asbestos claims and defend the ACE Lawsuit discussed below.  These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies.

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

We have determined that the minimum probable insurance coverage available to satisfy asbestos-related injury claims significantly exceeds our estimated future liability for such claims of $45,250,000 and $36,000,000 as of December 31, 2008 and 2007, respectively.  Accordingly, we have included $45,250,000 and $36,000,000 of such insurance coverage receivable as an asset on our December 31, 2008 and 2007 balance sheets, respectively.  Our determination assumes that the current trend of reducing asbestos-related injury claims will continue and that the average indemnity and direct legal costs of each resolved claim will not materially increase.  The determination also assumes that the insurance companies live up to what we believe is their obligation to continue to cover our exposure with regards to these claims.  Several affiliated insurance companies have brought a declaratory relief action against our subsidiary, Metalclad, as well as a number of other insurers, to resolve certain coverage issues, as discussed below.  Regardless of our best estimates of liability for current and future asbestos-related claims, the liability for these claims could be higher or lower than estimated by amounts which are not predictable.  We have made material revisions to our estimated projections of our potential asbestos related liability in the past, and cannot give any assurance that our liability for such claims will not ultimately exceed our available insurance coverage.  We believe, however, that our current insurance is adequate to satisfy additional liability that is reasonably possible in the event actual losses exceed our estimates.  We will update our estimates of liability and insurance coverage in future filings with the Securities and Exchange Commission, as events occur which would cause us to believe that those estimates need revision, based upon the subsequent claim experience, using the methodology we have employed.

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

Since the May 2006 Settlement Agreement, the remaining action against Javier Guerra Cisneros and Promotora Industrial Galeana, S.A. de C.V has experienced repeated and extended delays in the State Court in Mexico City.  In the fourth quarter of 2007, the Company filed an amparo (injunction) application with the Mexican federal court in Mexico City, requesting that the State Court take affirmative action in the Company's pending case.  That amparo was denied during the first quarter of 2008 and an appeal was presented to the federal appellate court.  The appeal was denied during the second quarter of 2008.  The Company is investigating its options with regard to pursuing the lawsuit.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	Bid Price
	High	Low
Fiscal Year Ended December 31, 2007
Quarter Ended March 31, 2007	$0.47	$0.16
Quarter Ended June 30, 2007	0.34	0.17
Quarter Ended September 30, 2007	0.38	0.16
Quarter Ended December 31, 2007	0.46	0.28

Fiscal Year Ended December 31, 2008
Quarter Ended March 31, 2008	$0.42	$0.25
Quarter Ended June 30, 2008	0.33	0.21
Quarter Ended September 30, 2008	0.30	0.21
Quarter Ended December 31, 2008	0.28	0.115

As of March 11, 2009, the closing bid price for the common shares in the pink sheets was $0.13.

Shareholders of Record

As of March 11, 2009, the approximate number of record holders of our Common Stock was 520.

Dividends

We have not paid any cash dividends on our Common Stock since our incorporation, and anticipate that, for the foreseeable future, earnings, if any, will continue to be retained for use in our business.

Unregistered Sales of Securities

The following table sets forth certain information regarding the sale of common stock by the Company during the calendar year 2008 in transactions which were not registered under the Securities Act of 1933 (the “Act”).

Date of Sale	Number of Shares Sold	Person(s) to Whom Sold	Consideration Paid	Exemption from Registration Relied Upon Under the Act(1)
1/28/2008	40,000 Shares	Members of the Board of Directors of Entrx Corporation (4 members)	Services as directors, valued at $0.35 per share	Section 4(2) of the Securities Act of 1933, as a transaction not involving a public offering.

(1)	Each member of the Board of Directors of Entrx Corporation are deemed to be “accredited investors” by reason of their offices.

ITEM 6.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary.

Our revenues increased from $22,359,000 in 2007 to $27,847,000 in 2008.  Gross margin percentage increased from 17.9% in 2007 to 18.0% in 2008.  Revenues increased primarily due to the Company obtaining new maintenance contracts, and hiring additional project managers which has allowed the Company to bid on more projects in 2008 and ultimately increased the number of jobs in which we were the winning bidder.  The gross margin percentage increased for 2008 as compared with 2007 primarily as a result of lower rates on our workers compensation insurance and the Company’s expansion into commercial insulation and abatement, which generally allows for higher gross margins than industrial insulation and abatement.  While the gross margin percentage varies from job to job, insulation maintenance contracts generally have a lower gross margin percentage than insulation installation and removal contracts.  We anticipate that our revenues will decrease in 2009 primarily due to the general economic environment, and anticipate that gross margin percentages in 2009 will approximate those in 2008.

In an effort to increase shareholder value and to diversify from our insulation services business, we have made equity investments in several companies that are not in the insulation services business and which we believed had the ability to provide acceptable return on our investments.  We have investments in the common stock of Catalytic Solutions, Inc., and the common stock of Clearwire Corporation, which we value at $101,000 and $194,000, respectively.  Both of these companies are in the early stages of their business development.  Our investments represent less than 5% ownership in each company and represent approximately 0.5% and 2.2% of the Company’s total assets at December 31, 2008 and 2007, respectively.  Catalytic Solutions, Inc. manufactures and delivers proprietary technology that improves the performance and reduces the cost of catalytic converters.  Catalytic’s common stock is traded on the AIM market in London under the symbols “CTS” and “CTSU”.  Clearwire Corporation is a provider of non-line-of-sight plug-and-play broadband wireless access systems.  Clearwire’s common stock is traded on the NASDAQ market under the symbol “CLWR”.  We also own 19,056 shares of the common stock of VioQuest Pharmaceuticals, Inc., the common stock of which is publicly traded on the NASD Bulletin Board under the symbol “VOQPE.ob”.  Of the 19,056 shares, 7,500 shares are subject to options exercisable by one current and two former members of our Board of Directors at $12.50 per share.  The Company recognized impairment charges of $930,000 and $80,000 on its available for sale securities during the years ended December 31, 2008 and 2007, respectively.  The Company recognized an impairment charge of $563,000 on its investment in Clearwire Corporation for the year ended December 31, 2008.  The Company also recognized an impairment charge of $349,000 on its investment in Catalytic Solutions, Inc. during the year ended December 31, 2008, and a impairment charges of $18,000 and $80,000 on its investment in VioQuest Pharmaceuticals, Inc. during the years ended December 31, 2008 and 2007, respectively.  Any or all of these investments could be impaired in the future.  See “Liquidity and Capital Resources.”

While revenues and gross margin increased in 2008 as compared to 2007, net income was down primarily due to the impairment charges on our investments.  We had net income of $255,000 in 2008 and had net income of $622,000 in 2007.

Our subsidiary, Metalclad Insulation Corporation, continues to be engaged in lawsuits involving asbestos-related injury or potential injury claims.  The 187 claims made in 2008 were up from the 163 claims made in 2007.  The average indemnity payment on all resolved claims during each of the past five years has fluctuated from a high of $54,946 in 2008, to a low of $14,504 in 2006.  These claims are currently defended and covered by insurance.  We have projected that our future liability for currently outstanding and estimated future asbestos-related claims was approximately $36,000,000 at December 31, 2007 and approximately $45,250,000 at December 31, 2008.  We have determined that it is probable that we have sufficient insurance to provide coverage for both current and future projected asbestos-related injury claims.  This determination assumes that the general trend of reducing asbestos-related injury claims experienced prior to 2008 will resume, and that the average indemnity and direct legal costs of each resolved claim will not materially increase.  The determination also assumes that the insurance companies live up to what we believe is their obligation to continue to cover our exposure with regards to these claims.  Several affiliated insurance companies have brought a declaratory relief action against our subsidiary, Metalclad, as well as a number of other insurers, to resolve certain coverage issues.  (See Item 3, “Legal Proceedings – Asbestos-related Claims”)  In addition, we paid approximately $128,000 and $296,000 in 2008 and 2007, respectively, in legal fees to assess and monitor the asbestos-related claims, assess, to monitor our insurance coverage and insurance company activities involving the defense and payment of these claims, and to defend the ACE Lawsuit.  We anticipate that this cost will continue.

Results of Operations

General.  Our revenues have been generated primarily from insulation services and sales of insulation products and related materials in the United States.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007.

Contract Revenue.  Total revenues were $27,847,000 in 2008 as compared to $22,359,000 for 2007, an increase of 24.5%.  The increase from 2008 to 2007 was primarily a result of the Company obtaining new insulation services contracts, and hiring additional project managers which allowed the Company to bid on more projects in 2008 and which ultimately increased the number of jobs in which we were the winning bidder.

Approximately 60.7% and 60.1% of the revenues for the years ended December 31, 2008 and 2007, respectively, were from insulation maintenance contracts, which often continue from year to year.  Approximately 37.2% and 39.6% of revenues in the years ended December 31, 2008 and 2007, respectively, were derived from insulation installation and removal projects, which are not normally continuing, but can go on for a year or more.  These percentages are approximate because some installation and removal projects involve maintenance arrangements, and vice versa.  The Company bids on hundreds of projects during any given year. These projects range in value from a few hundred dollars to multi-million dollar projects, and the projects can last from a few hours up to over a year in duration.  The Company cannot predict what projects will be coming up for bid in any particular period, or whether it will be the winning bidder.  Accordingly, the Company is unable to determine if the revenue trends, or the allocation between maintenance contracts and installation and removal contracts, will continue.  We do, however, anticipate that our revenues in 2009 will be less than 2008.

Contract Costs and Gross Margin.  Total cost of revenue for the year ended December 31, 2008 was $22,847,000 as compared to $18,353,000 for the year ended December 31, 2007, an increase of 24.5%.  The gross margin as a percentage of revenue was approximately 18.0% for the year ended December 31, 2008 compared to 17.9% for the year ended December 31, 2007.  The increase in the gross margin percentage during the year ended December 31, 2008 as compared with the year ended December 31, 2007 is primarily the result of lower rates on our workers compensation insurance and the Company’s expansion into commercial insulation and abatement, which generally allows for higher gross margins than industrial insulation and abatement.  While the gross margin percentage varies from job to job, insulation maintenance contracts generally have a lower gross margin percentage than insulation installation and removal contracts.  The increase in the cost of revenues for the year ended December 31, 2008 as compared to the year ended December 31, 2007 was primarily due to higher revenues as discussed above.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $3,840,000 for the year ended December 31, 2008 as compared to $3,291,000 for the year ended December 31, 2007, an increase of 16.7%.  The increase was primarily due to increases in payroll, bonuses, auto expense, insurance and entertainment expense.  The increase in payroll expense was primarily due to an increase in the number of project managers at the Company which allows the Company to bid on more projects.  These increases were partially offset by decreases in legal and bad debt expenses.

Change in Allowance on Shareholder Note Receivable.  Blake Capital Partners, LLC was current in the payment of interest on the shareholder note receivable through the payment due March 1, 2006.  The payment due September 1, 2006, however, was not made, and we were informed by Mr. Mills, the principal of Blake Capital Partners and guarantor on the note, that no payment should be expected in the foreseeable future.  For the year ended December 31, 2006, we increased our reserve against the note receivable from Blake Capital Partners, LLC (“Blake”) by $1,083,885 as a result of the non-payment of interest, bringing the net of the note receivable less the reserve down to $210,000, the approximate value of the collateral securing the note.  In April 2007, the Company canceled 500,000 shares of the Company’s common stock that were pledged as collateral on the note and applied the $115,000 value of the stock against the outstanding note balance.  The note was not repaid on the October 31, 2007 due date.  As of December 31, 2007 the Company adjusted the net book value of the note to $25,000, the approximate value of the collateral securing the note.  In December 2008, the Company received a notice from the United States Bankruptcy Court that Blake Capital Partners, LLC and Mr. Mills had filed for Chapter 7 bankruptcy.  The Company is exploring its opportunities to obtain proceeds from the sale of the 25,000 shares (250,000 shares before a one for ten share reverse stock split on April 30, 2008) of VioQuest Pharmaceuticals, Inc. common stock pledged as collateral on the note, but any proceeds are expected to be de minimis.  As such, the Company has completely written-off the note from Blake Capital Partners, LLC as of December 31, 2008.

Gain on Disposal of Property, Plant and Equipment.  Gain on the disposal of property plant and equipment was $18,000 and $7,000 for the year ended December 31, 2008 and 2007, respectively.

Interest Income and Expense. Interest expense for the year ended December 31, 2008 was $8,000 as compared with interest expense of $10,000 for the year ended December 31, 2007.  Interest income decreased from $60,000 in the year ended December 31, 2007 to $40,000 in the year ended December 31, 2008.

Impairment Charge on Available-for-Sale Securities.  The Company recognized impairment charges of $930,000 and $80,000 on its available for sale securities during the years ended December 31, 2008 and 2007, respectively.  The Company recognized an impairment charge of $563,000 on its investment in Clearwire Corporation for the year ended December 31, 2008.  The Company also recognized an impairment charge of $349,000 on its investment in Catalytic Solutions, Inc. during the year ended December 31, 2008, and a impairment charges of $18,000 and $80,000 on its investment in VioQuest Pharmaceuticals, Inc. during the years ended December 31, 2008 and 2007, respectively.

Net Income.  While revenues and gross margin increased in 2008 as compared to 2007, net income was down primarily due to the impairment charges on our investments.  We realized net income of $255,000 (or net income of $0.03 per share) for the year ended December 31, 2008, as compared to net income of $622,000 (or net income of $0.08 per share) for the year ended December 31, 2007.

Liquidity and Capital Resources

As of December 31, 2008, we had $2,079,000 in cash and cash equivalents and $296,000 in available-for-sale securities.  The Company had working capital of $6,490,000 as of December 31, 2008.  We own 39,415 shares of Clearwire Corporation’s common stock (NASDAQ: CLWR) and 384,084 shares of Catalytic Solutions, Inc. common stock (AIM: CTSU).  We also own 19,057 shares (190,566 shares before a one for ten share reverse stock split on April 30, 2008) of the common stock of VioQuest Pharmaceuticals, Inc., the common stock of which is publicly traded on the OTC Bulletin Board under the symbol “VOQP”.  Of the 19,057 shares, 7,500 shares are subject to options exercisable by one current and two former members of our Board of Directors at $12.50 per share.

In an effort to increase shareholder value and to diversify from our insulation services business, we have made equity investments in Catalytic Solutions, Inc. and Clearwire Corporation, that are not in the insulation services business and which we believed had the ability to provide acceptable return on our investment.  The Company determined that there had been an impairment with respect to Entrx’s investment in the common stock of Catalytic Solutions based upon the severity of declines in the market price of the common stock below our carrying value and our belief that there had been impairment indicators as discussed in EITF 03-1, including factors that raise significant concerns about Catalytic Solution’s ability to continue as a going concern.  The shares in Catalytic Solutions are traded on the London Stock Exchange’s Alternative International Market for smaller company’s (the “AIM”).  We therefore recognized a $349,000 impairment on this investment during the year ended December 31, 2008, representing the difference between our carrying value and the quoted market price on December 31, 2008.  Catalytic Solutions, Inc. manufactures and delivers proprietary technology that improves the performance and reduces the cost of catalytic converters.  The Company also determined that there had been an impairment with respect to Entrx’s investment in the common stock of Clearwire Corporation based upon the severity of declines in the market price of the common stock below our carrying value.  We therefore recognized an impairment charge of $563,000 on this investment during the year ended December 31, 2008, representing the difference between our carrying value and the quoted market price on December 31, 2008.

Blake Capital Partners, LLC was current in the payment of interest on the shareholder note receivable through the payment due March 1, 2006.  The payment due September 1, 2006, however, was not made, and we have been informed by Mr. Mills, the principal of Blake Capital Partners and guarantor on the note, that no payment can be expected in the foreseeable future.  For the year ended December 31, 2006, we increased our reserve against the note receivable from Blake Capital Partners, LLC (“Blake”) by $1,083,885 as a result of the non-payment of interest, bringing the net of the note receivable less the reserve down to $210,000, the approximate value of the collateral securing the note.  In April 2007, the Company canceled 500,000 shares of the Company’s common stock that were pledged as collateral on the note and applied the $115,000 value of the stock against the outstanding note balance.  The note was not repaid on the October 31, 2007 due date.  As of December 31, 2007 the Company adjusted the net book value of the note to $25,000, the approximate value of the remaining collateral securing the note.  In December 2008, the Company received a notice from the United States Bankruptcy Court that Blake Capital Partners, LLC and Mr. Mills had filed for Chapter 7 bankruptcy.  The Company is exploring its opportunities to obtain proceeds from the sale of the 25,000 shares (250,000 shares before a one for ten share reverse stock split on April 30, 2008) of VioQuest Pharmaceuticals, Inc. common stock pledged as collateral on the note, but any proceeds are expected to be de minimis.  As such, the Company has completely written-off the note from Blake Capital Partners, LLC as of December 31, 2008.

Cash provided by operations was $779,000 for 2008, compared with cash used in operations of $24,000 in 2007.  For the year ended December 31, 2008 the positive cash flow from operations was primarily the result of our net income of $255,000, non-cash expenses for impairment charges on investments totaling $930,000, and depreciation and amortization of $209,000 partially offset by an increase in accounts receivable of $230,000, an increase in costs and estimated earnings in excess of billings on uncompleted contracts totaling $436,000 and a decrease in accounts payable and accrued expenses of $168,000.  The increase in accounts receivable is primarily due to an increase in revenues.  For the year ended December 31, 2007 the negative cash flow from operations was primarily the result of an increase in accounts receivable of $1,479,000 and an increase in costs and estimated earnings in excess of billings on uncompleted contracts of $267,000, partially offset by our net income of $622,000 and an increase in accounts payable and accrued expenses totaling $678,000.  The increase in accounts receivable is primarily due to an increase in revenues.

Net investing activities used $25,000 of cash in 2007.  Additions to property and equipment used $64,000 in 2007, primarily for our subsidiary, Metalclad Insulation Corporation.  During the year ended December 31, 2007, cash of $39,000 was provided by proceeds from sales of assets.

Cash used in financing activities totaled $145,000 in 2008 compared with cash used in financing activities of $114,000 in 2007, due to payments on long-term borrowings.

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

The number of asbestos-related cases which have been initiated naming us (primarily our subsidiary, Metalclad Insulation Corporation) as a defendant fluctuated from 265 in 2004, to 199 in 2005, to 232 in 2006, to 163 in 2007 and to 187 in 2008, but overall have exhibited a downward trend.  At December 31, 2004, 2005, 2006 and 2007, there were, respectively, approximately 710, 507, 404 and 222 cases pending.  As of December 31, 2008, there were 271 cases pending.  These claims are currently defended and covered by insurance.

Set forth below is a table for the years ended December 31, 2004, 2005, 2006, 2007 and 2008 which sets forth for each such period the approximate number of asbestos-related cases filed, the number of such cases resolved by dismissal or by trial, the number of such cases resolved by settlement, the total number of resolved cases, the number of filed cases pending at the end of such period, the total indemnity paid on all resolved cases, the average indemnity paid on all settled cases and the average indemnity paid on all resolved cases:

	2004	2005		2006	2007		2008
New cases filed	265	199		232	163		187
Defense judgments and dismissals	311	294	(3)	253	292	(3)	109
Plaintiff judgments and Settled cases	97	108		82	53		29
Total resolved cases (1)	408	402	(3)	335	345	(3)	138
Pending cases (1)	710	507	(2,3)	404	222	(3)	271
Total indemnity payments	$6,366,750	$8,513,750		$4,858,750	$7,974,500		$7,582,550
Average indemnity paid on plaintiff judgments and settled cases	$65,637	$78,831		$59,253	$150,462		$261,467
Average indemnity paid on all resolved cases	$15,605	$21,178	(2)	$14,504	$23,114		$54,946

(1)	Total resolved cases includes, and the number of pending cases excludes, cases which have been settled but which have not been closed for lack of final documentation or payment.
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

We have closely monitored the trend of asbestos related injury claims made against the Company over the past eight years.  That trend, on a year to year basis, has been somewhat erratic over the past three years, but has been generally downward over the past eight years.  We believe, however, that it is probable that a general downward trend will continue, although such continuance cannot be assured.  From 2001 and through 2008, the annual average indemnity paid on over 3,000 resolved cases has fluctuated significantly, between a low of $14,504 in 2006 and a high of $54,946 in 2008, with an overall average over that period of approximately $20,900.  During this period, there has been no discernible upward or downward trend in indemnity payments.

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

In addition, direct defense costs per resolved claim increased from $8,514 in 2003 to $44,359 in 2008.  The weighted average defense cost per resolved claim from 2005 through 2008 was $18,233.  We believe that these defense costs increased as a result of a change in legal counsel in 2004, and the more aggressive defense posture taken by new legal counsel since that change.  Due to this aggressive defensive posture, the new claims against the Company have tended to have a greater potential liability and therefore require more resources to defend.  We intend to monitor the defense costs in 2009 and will adjust our estimates if events occur which would cause us to believe that those estimates need revision.  We are currently projecting those costs to be approximately $18,500 per claim.

In our Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2007, we projected that approximately 186 new asbestos-related claims would be commenced, and approximately 237 cases would be resolved in 2007, resulting in an estimated 353 cases pending at December 31, 2007.  We further projected that an aggregate of 738 new cases would be commenced after December 31, 2007, and that 148 of these cases would be commenced in 2008 and that we would resolve 194 cases in 2008.  Accordingly, we previously had projected the cases pending and projected to be commenced in the future at December 31, 2008, would be 897 cases.  Multiplying 897 claims times the approximate average indemnity paid and defense costs incurred per resolved claim from 2002 through 2006 of $32,600, we previously estimated our liability for current and future asbestos-related claims at December 31, 2008 to be approximately $29,000,000.  This amounted to a $7,000,000 reduction from the $36,000,000 liability we estimated as of December 31, 2007, or a $1,750,000 reduction per quarter in 2008.

As of December 31, 2008, we re-evaluated our estimates to take into account our experience in 2008, which was unfavorable compared to previous years.  Primarily as a result of an increase in the number of new cases commenced during 2008 which exceeded our previous estimates, we now estimate that there will be 877 asbestos-related injury claims made against the Company after December 31, 2008.  The 877, in addition to the 271 claims existing as of December 31, 2008, totaled 1,148 current and future claims.  Multiplying the average indemnity per resolved claim over the past eight years of $20,900, times 1,148, we project the probable future indemnity to be paid on those claims after December 31, 2008 to be equal to approximately $24 million.  In addition, multiplying an estimated cost of defense per resolved claim of approximately $18,500 times 1,148, we projected the probable future defense costs to equal approximately $21,250,000.  Accordingly, our total estimated future asbestos-related liability at December 31, 2008 is $45,250,000.

As of December 31, 2008 we project that approximately 154 new asbestos-related claims will be commenced and approximately 188 cases will be resolved in 2009, resulting in an estimated 237 cases pending at December 31, 2009.  Since we project that an aggregate of 877 new cases will be commenced after December 31, 2008, and that 154 of these cases will be commenced in 2009, we estimate that an aggregate of 723 new cases will be commenced after December 31, 2009.  Accordingly, we project the cases pending and projected to be commenced in the future at December 31, 2009, will be 960 cases.  Multiplying 960 claims times the approximate average indemnity paid per resolved claim from 2001 through 2008 and defense costs incurred per resolved claim from 2005 through 2008 of $39,400, we estimate our liability for current and future asbestos-related claims at December 31, 2009 to be approximately $38,000,000.  This amounts to a $7,250,000 reduction from the $45,250,000 liability we estimate as of December 31, 2008, or a $1,812,500 reduction per quarter in 2009.

We have determined that it is probable that we have sufficient insurance to provide coverage for both current and future projected asbestos-related injury claims.  This determination assumes that the general trend of reducing asbestos-related injury claims experienced prior to 2008 will resume and that the average indemnity and direct legal costs of each resolved claim will not materially increase.  The determination also assumes that the insurance companies remain solvent and live up to what we believe is their obligation to continue to cover our exposure with regards to these claims.  Several affiliated insurance companies have brought a declaratory relief action against our subsidiary, Metalclad, as well as a number of other insurers, to resolve certain coverage issues, as discussed under “Insurance Coverage Litigation” below.  Regardless of our best estimates of liability for current and future asbestos-related claims, the liability for these claims could be higher or lower than estimated by amounts which are not predictable.  We, of course, cannot give any assurance that our liability for such claims will not ultimately exceed our available insurance coverage.  We believe, however, that our current insurance is adequate to satisfy additional liability that is reasonably possible in the event actual losses exceed our estimates.  We will update our estimates of liability and insurance coverage in future filings with the Securities and Exchange Commission, as events occur which would cause us to believe that those estimates need revision, based upon the subsequent claim experience, using the methodology we have employed.

We intend to re-evaluate our estimate of future liability for asbestos claims at the end of each fiscal year, or whenever actual results are materially different from our estimates, integrating our actual experience in that fiscal year with that of prior fiscal years since 2001.  We estimate that the effects of economic inflation on either the average indemnity payment or the projected direct legal expenses will be approximately equal to a discount rate applied to our future liability based upon the time value of money.

Although defense costs are included in our insurance coverage, we expended $304,000, $188,000, $215,000, $296,000 and $128,000 in 2004, 2005, 2006, 2007 and 2008, respectively, to administer the asbestos claims and defend the ACE Lawsuit discussed below.  These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies.

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

We have determined that the minimum probable insurance coverage available to satisfy asbestos-related injury claims significantly exceeds our estimated future liability for such claims of $45,250,000 and $36,000,000 as of December 31, 2008 and 2007, respectively.  Accordingly, we have included $45,250,000 and $36,000,000 of such insurance coverage receivable as an asset on our December 31, 2008 and 2007 balance sheets, respectively.  Our determination assumes that the current trend of reducing asbestos-related injury claims will continue and that the average indemnity and direct legal costs of each resolved claim will not materially increase.  The determination also assumes that the insurance companies live up to what we believe is their obligation to continue to cover our exposure with regards to these claims.  Several affiliated insurance companies have brought a declaratory relief action against our subsidiary, Metalclad, as well as a number of other insurers, to resolve certain coverage issues, as discussed below.  Regardless of our best estimates of liability for current and future asbestos-related claims, the liability for these claims could be higher or lower than estimated by amounts which are not predictable.  We have made material revisions to our projections of our potential asbestos related liability in the past, and we cannot give any assurance that our liability for such claims will not ultimately exceed our available insurance coverage.  We believe, however, that our current insurance is adequate to satisfy additional liability that is reasonably possible in the event actual losses exceed our estimates.  We will update our estimates of liability and insurance coverage in future filings with the Securities and Exchange Commission, as events occur which would cause us to believe that those estimates need revision, based upon the subsequent claim experience, using the methodology we have employed.

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

The following summarizes our contractual obligations at December 31, 2008.  The long-term debt consists of various notes payable to finance companies for vehicles used in the ordinary course of the Company’s insulation business (See Note 7).

	Total	1 Year or Less	1-3 Years	4-5 Years	Over 5 Years
Long-term debt	$293,892	$153,290	$140,602	$-	$-
Non-cancelable leases	518,832	167,856	350,976	-	-
Estimated interest payments	11,725	7,435	4,290	-	-
Total	$824,449	$328,581	$495,868	$-	$-

During 2008 and 2007, we did not pay or declare any cash dividends and do not intend to pay any cash dividends in the near future.

The Company projects that cash flow generated through the operations of its subsidiary, Metalclad Insulation Corporation, and the Company’s cash balance at December 31, 2008, will be sufficient to meet the Company’s cash requirements for at least the next twelve months.

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

Significant Accounting Policies

Our critical accounting policies are those both having the most impact to the reporting of our financial condition and results, and requiring significant judgments and estimates.  Our critical accounting policies include those related to (a) revenue recognition, (b) valuation of investments, (c) allowances for uncollectible notes and accounts receivable, (d) judgments and estimates used in determining the amount of our asbestos liability, and (e) evaluation and estimates of our probable insurance coverage for asbestos-related claims.  Revenue recognition for fixed price insulation installation and asbestos abatement contracts are accounted for by the percentage-of-completion method, wherein costs and estimated earnings are included in revenues as the work is performed.  If a loss on a fixed price contract is indicated, the entire amount of the estimated loss is accrued when known.  Revenue recognition on time and material contracts is recognized based upon the amount of work performed.  We have made investments in companies which can still be considered to be in the startup or development stages.  We monitor these investments for impairment considering factors such as the severity and duration of any decline in fair value, our ability and intent to retain our investment for a period of time sufficient to allow for a recovery of market value and based on the financial condition and near-term prospects of these companies.  We make appropriate reductions in carrying values if we determine an impairment charge is required.  These investments are inherently risky, as the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize.  Notes and accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future.  The estimated allowance for uncollectible amounts is based primarily on our evaluation of the financial condition of the noteholder or customer.  Future changes in the financial condition of a note payee or customer may require an adjustment to the allowance for uncollectible notes and accounts receivable.  We have estimated the probable amount of future claims related to our asbestos liability and the probable amount of insurance coverage related to those claims.  We offset proceeds received from our insurance carriers resulting from claims of personal injury allegedly related to asbestos exposure against the payment issued to the plaintiff.  The cash from the insurance company goes directly to the plaintiff, so we never have access to this cash.  We never have control over any of the funds the insurance company issues to the plaintiff.  Once a claim is settled, payment of the claim is normally made by the insurance carrier or carriers within 30 to 60 days.  Changes in any of the judgments and estimates could have a material impact on our financial condition and results of operations.

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

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interest in Consolidated Financial Statements – an amendment of ARB No. 51.  SFAS 160 requires entities to report non-controlling minority interests in subsidiaries as equity in consolidated financial statements.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  The Company does not believe that SFAS 160 will have a significant impact on its financial position or results of operations since its consolidated subsidiaries are wholly owned and non-controlling interests in consolidated variable interest entities are not material.

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles.  This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles or January 15, 2009.  The Company does not expect that the adoption of SFAS No. 162 will have a material impact its consolidated financial statements.

Item 7.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
Entrx Corporation and subsidiaries
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Entrx Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entrx Corporation and subsidiaries as of December 31, 2008 and 2007 and the results of their  operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota
March 24, 2009

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$2,078,666	$1,444,883
Available-for-sale securities	296,266	559,436
Accounts receivable, less allowance for doubtful accounts of $80,000 as of December 31, 2008 and 2007	5,697,084	5,466,889
Costs and estimated earnings in excess of billings on uncompleted contracts	1,067,384	631,625
Inventories	115,670	107,118
Prepaid expenses and other current assets	292,957	273,156
Insurance claims receivable	7,250,000	7,000,000
Shareholder note receivable, net of allowance of $1,356,000 as of December 31, 2007	-	25,000
Other receivables	138,229	180,015
Total current assets	16,936,256	15,688,122

Property, plant and equipment, net	369,981	366,954
Investments in unconsolidated affiliates	-	450,000
Insurance claims receivable	38,000,000	29,000,000
Other assets	46,620	193,540
Total Assets	$55,352,857	$45,698,616

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$153,290	$113,000
Accounts payable	999,737	1,251,423
Accrued expenses	1,942,453	1,859,048
Reserve for asbestos liability claims	7,250,000	7,000,000
Billings in excess of costs and estimated earnings on uncompleted contracts	100,615	62,394
Total current liabilities	10,446,095	10,285,865

Long-term debt, less current portion	140,602	132,470
Reserve for asbestos liability claims	38,000,000	29,000,000
Total liabilities	48,586,697	39,418,335

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $1; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.10; 80,000,000 shares authorized; 7,656,147 and 7,616,147 issued and outstanding at December 31, 2008 and 2007, respectively	811,095	807,095
Additional paid-in capital	69,831,881	69,821,881
Accumulated deficit	(63,876,816)	(64,132,186)
Accumulated other comprehensive loss	-	(216,509)
Total shareholders’ equity	6,766,160	6,280,281
Total Liabilities and Shareholders’ Equity	$55,352,857	$45,698,616

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2008	2007

Contract revenues	$27,846,507	$22,358,764

Contract costs and expenses	22,847,031	18,352,750

Gross margin	4,999,476	4,006,014

Operating expenses:
Selling, general and administrative	3,840,192	3,290,670
Change in allowance on shareholder note receivable	25,000	70,000
Gain on disposal of property, plant and equipment	(18,250)	(6,957)
Total operating expenses	3,846,942	3,353,713

Operating income	1,152,534	652,301

Interest income	40,282	59,720
Interest expense	(7,767)	(9,867)
Impairment charge on available-for-sale securities	(929,679)	(80,038)

Net income	255,370	622,116

Other comprehensive loss
Unrealized losses on available-for-sale securities	-	(216,509)
Reclassification adjustment for unrealized losses on available-for-sale securities recognized in net income	216,509	-

Comprehensive income	$471,879	$405,607

Weighted average number of common shares — basic and diluted	7,653,196	7,721,065

Net income per common share — basic and diluted	$0.03	$0.08

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2008 and 2007

	Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amounts	Capital	Shares	Amounts	Deficit	Income (loss)	Equity

Balance at December 31, 2006	8,001,147	$845,595	$70,260,746	454,800	$(380,765)	$(64,754,302)	$-	$5,971,274

Unrealized loss on available-for-sale securities	-	-	-	-	-	-	(216,509)	(216,509)
Common stock issued in exchange for services	115,000	11,500	6,900	-	-	-	-	18,400
Cancellation of treasury stock	-	-	(380,765)	(454,800)	380,765	-	-	-
Cancellation of common stock held as collateral on shareholder note receivable	(500,000)	(50,000)	(65,000)	-	-	-	-	(115,000)
Net income	-	-	-	-	-	622,116	-	622,116

Balance at December 31, 2007	7,616,147	$807,095	$69,821,881	-	$-	$(64,132,186)	$(216,509)	$6,280,281

Reclassification adjustment for losses recognized in net income	-	-	-	-	-	-	216,509	216,509
Common stock issued in exchange for services	40,000	4,000	10,000	-	-	-	-	14,000
Net income	-	-	-	-	-	255,370	-	255,370

Balance at December 31, 2008	7,656,147	$811,095	$69,831,881	-	$-	$(63,876,816)	$-	$6,766,160

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007
Cash flows from operating activities:
Net income	$255,370	$622,116
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	208,633	198,239
Gain on disposal of property, plant and equipment	(18,250)	(6,957)
Impairment charge on investments	929,679	80,038
Change in allowance for doubtful accounts	-	65,000
Allowance on shareholder note receivable	25,000	70,000
Common stock issued for services	14,000	18,400
Changes in operating assets and liabilities:
Accounts receivable, net	(230,195)	(1,479,066)
Costs and estimated earnings in excess of billings on uncompleted contracts	(435,759)	(266,644)
Inventories	(8,552)	(79,355)
Prepaid expenses and other current assets	(19,801)	(81,847)
Other receivables	41,786	194,160
Other assets	146,920	8,020
Accounts payable and accrued expenses	(168,281)	677,972
Billings in excess of costs and estimated earnings on uncompleted contracts	38,221	(43,959)
Net cash (used in) provided by operating activities	778,771	(23,883)

Cash flows from investing activities:
Capital expenditures	-	(63,919)
Proceeds from sale of property, plant and equipment, net of expenses	-	38,800
Net cash (used in) provided by investing activities	-	(25,119)

Cash flows from financing activities:
Payments on long-term debt	(144,988)	(113,695)

Increase (decrease) in cash and cash equivalents	633,783	(162,697)
Cash and cash equivalents at beginning of year	1,444,883	1,607,580
Cash and cash equivalents at end of year	$2,078,666	$1,444,883

Non-cash investing and financing activities:
Acquisition of property, plant and equipment
in exchange for notes payable	$211,660	$202,076

Supplemental disclosure of cash flow information:
Interest paid	$7,767	$9,867

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

	Aggregate fair value	Gross unrealized gains	Gross unrealized losses	Cost
Available for sale securities – December 31, 2008	$296,266	$-	$-	$296,266
Available for sale securities – December 31, 2007	$559,436	$-	$216,509	$775,945

The Company's net unrealized holding loss was $0 and $216,509 for the years ended December 31, 2008 and 2007, respectively.

On an ongoing basis, the Company evaluates its investments in available-for-sale securities to determine if a decline in fair value is other-than-temporary such that the change should be reflected in the Company’s financial statements.  When a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

Considering the severity and duration of the decline in fair value and the financial condition and near-term prospects of our investment, we recognized other than temporary impairment charge in the amount of $18,389 on our investment in VioQuest Pharmaceuticals, Inc. during the year ended December 31, 2008.

We recognized an impairment charge on our Clearwire Corporation investment of $173,153 during the three months ended March 31, 2008 and an impairment charge of $115,486 during the three months ended September 30, 2008.  Our determination that the impairment with respect to Entrx’s investment in the common stock of Clearwire Corporation was other-than-temporary, was based upon both the length of time that the market value of that stock was below Entrx’s carrying value, and the severity of the decline in that market value.  As a result of these conditions, Entrx recorded impairment charges of $173,153 and $115,486 for the three months ended March 31, 2008 and September 30, 2008, respectively.  The impairment charges represented the differences between the market value on March 31, 2008 and September 30, 2008 and Entrx’s carrying value on those dates.  We also recognized an impairment charge on our Clearwire Corporation investment of $273,934 during the three months ended December 31, 2008.  Our determination that the impairment with respect to Entrx’s investment in the common stock of Clearwire Corporation was other-than-temporary, was based upon both the length of time that the market value of that stock was below Entrx’s previous carrying value of $11.88 per share, and the severity of the decline in that market value.  Since October 1, 2008, through early March, when Entrx filed its Form 10-K for the year ended December 31, 2008, the market value of Entrx’s investment in the common stock of Clearwire Corporation was less than its cost.  In addition, as of December 31, 2008, the market value of Entrx’s investment was approximately 59% below its carrying value.  As a result of those conditions, Entrx recorded an impairment charge of $273,934, which represented the difference between the market value on December 31, 2008 and Entrx’s carrying value.

The Company also has a minority investment in the common stock of Catalytic Solutions, Inc. which is traded on the London Stock Exchange’s Alternative International Market for smaller companies (the “AIM” market).  Prior to the third quarter of 2008, this investment was included in investments in unconsolidated affiliates on the Consolidated Balance Sheets and was carried at cost based upon our assessment that the AIM market was not of a comparable breadth and scope to a U.S. market.  During the third quarter of 2008, the Company changed its method of accounting for its investment in the common stock of Catalytic Solutions, Inc. to reclassify this investment to an investment in available-for-sale security, based on the continued expansion of the breadth and scope of the AIM market and the Company’s related interpretations of SFAS 115.

We recognized an impairment charge on our Catalytic Solutions, Inc. investment of $150,000 during the three months ended September 30, 2008, which represented the difference between the market value quoted on the AIM market on September 30, 2008 and Entrx’s carrying value.  Our determination that there was an impairment with respect to Entrx’s investment in the common stock of Catalytic Solutions was based upon the severity of the decline in the quoted market price below our carrying value and our belief that there had been impairment indicators as discussed in EITF 03-1, including factors that raise significant concerns about Catalytic Solution’s ability to continue as a going concern.  We also recognized an impairment charge on our Catalytic Solutions, Inc. investment of $198,717 during the three months ended December 31, 2008, which represented the difference between the market value quoted on the AIM market on December 31, 2008 and Entrx’s carrying value.  Our determination that there was an impairment with respect to Entrx’s investment in the common stock of Catalytic Solutions was based upon the severity of the decline in the quoted market price below our carrying value and our belief that there had been impairment indicators as discussed in EITF 03-1, including factors that raise significant concerns about Catalytic Solution’s ability to continue as a going concern.  We previously had been carrying our Catalytic investment at $.7965 per share.  Based upon the last trade on the AIM market on December 31, 2008, the value would be $.2637 per share (after conversion to US dollars).  As a result of these conditions, Entrx recorded an impairment charge of $198,717, corresponding to a remaining carried value of $0.26 per share.

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

Financial Instruments

The carrying amounts for all financial instruments approximate fair value.  The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.  The fair value of the Company’s long-term debt approximates the carrying amount based upon the Company's expected borrowing rate for debt with similar remaining maturities and comparable risk.

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

Advertising Costs

Advertising costs are expensed as incurred.  Advertising costs totaled approximately $16,366 and $15,265 for the years ended December 31, 2008 and 2007, respectively.

Revenue Recognition

Fixed price insulation installation and asbestos abatement contracts are accounted for by the percentage-of-completion method in the ratio that total costs incurred to date bear to total estimated costs, wherein costs and estimated earnings are included in revenues as the work is performed.  If a loss on a fixed price contract is indicated, the entire amount of the estimated loss is accrued when known.  Time and material contracts are accounted for under a cost plus fee basis with recognition of revenue as the services are performed.  Retentions by customers under contract terms are due at contract completion.  The Company did not have any claims revenue during the years ended December 31, 2008 and 2007.

The Company has both one and multi-year maintenance contracts.  These contracts are billed monthly for the amount of work performed (time and materials with pre approval daily by the customer) and revenue is recognized accordingly.

Income/Loss Per Share

The Company computes income (loss) per share in accordance with Statement of Financial Accounting Standards (“SFAS”) 128, “Earnings Per Share”.  This statement requires the presentation of both basic and diluted net income (loss) per share for financial statement purposes.  Basic net income (loss) per share is computed by dividing the net income (loss) available to common shareholders by the weighted average number of common shares outstanding.  Diluted net income (loss) per share includes the effect of the potential shares outstanding, including dilutive stock options and warrants using the treasury stock method.  Options and warrants totaling 2,155,900 and 2,291,630 shares were excluded from the computation of diluted earnings per share for the years ended December 31, 2008 and 2007, respectively, as their exercise price exceeded the average market price of the Company’s common stock.  Following is a reconciliation of basic and diluted net income (loss) per share:

	2008	2007
Basic net income per common share
Net income	$255,370	$622,116
Weighted average shares outstanding	7,653,196	7,721,065
Basic net income per common share	$0.03	$0.08

Diluted net income per common share
Net income	$255,370	$622,116
Weighted average shares outstanding	7,653,196	7,721,065
Effect of dilutive securities	-	-
Weighted average shares outstanding	7,653,196	7,721,065
Diluted net income per common share	$0.03	$0.08

Legal Costs

The Company expenses its legal costs as incurred.

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25.  SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period.  Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative.  In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date.  Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123.  We implemented SFAS No. 123(R) on January 1, 2006 using the modified prospective method.  SFAS 123(R) did not have an impact on the Company’s consolidated financial statements since all of the Company’s outstanding stock options were fully vested at December 31, 2005 and no additional options were granted through December 31, 2008.

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

Comprehensive Income

SFAS 130, “Reporting Comprehensive Income” establishes rules for the reporting of comprehensive income (loss) and its components.  Comprehensive income (loss) consists of net income (loss), and unrealized gains (losses) on available-for-sale securities.  During the year ended December 31, 2008, the Company recorded a reclassification adjustment of $216,509.  During the year ended December 31, 2007, the Company recorded other comprehensive loss of $216,509 for unrealized losses on available-for-sale securities.  Since the Company has various net operating loss carry forwards, the amounts related to other comprehensive income (loss) for all periods presented are shown without any income tax provision or benefit.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  SFAS No. 157 became effective for most fair value measurements, other than leases and certain nonfinancial assets and liabilities, beginning January 1, 2008.   SFAS No. 157 establishes a three-level fair value hierarchy and requires fair value disclosures based on this hierarchy.  The Company adopted SFAS No. 157 on January 1, 2008.  The method used to measure the fair value of our available for sale securities is quoted prices in active markets for identical assets or liabilities (Level 1).

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities".  SFAS 159 permits entities to choose to measure certain financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company adopted SFAS 159 on January 1, 2008 and did not elect to apply SFAS 159 to its financial assets and liabilities.  Therefore, the adoption of SFAS 159 had no impact on the Company's financial position and results of operations.

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

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interest in Consolidated Financial Statements – an amendment of ARB No. 51.  SFAS 160 requires entities to report non-controlling minority interests in subsidiaries as equity in consolidated financial statements.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  The Company does not believe that SFAS 160 will have a significant impact on its financial position or results of operations since its consolidated subsidiaries are wholly owned and non-controlling interests in consolidated variable interest entities are not material.

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles.  This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles, or January 15, 2009.  The Company does not expect that the adoption of SFAS No. 162 will have a material impact its consolidated financial statements.

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

Curtom-Metalclad is considered by us to be a Variable Interest Entity (VIE) and, as such, the Company consolidates Curtom-Metalclad since we consider the Company to be the primary beneficiary.  At December 31, 2008, Curtom-Metalclad had assets of $22,000 (all cash) and partners’ equity of $22,000.  Curtom-Metalclad did not have any liabilities at December 31, 2008.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at December 31:

	2008	2007
Billed
Completed contracts	$792,363	$1,441,653
Contracts in process	1,032,762	466,590
Time and material work	3,088,273	3,555,965
Material sales	43,582	3,765
Unbilled retainage	820,104	78,916
	5,777,084	5,546,889
Less: Allowance for doubtful accounts	(80,000)	(80,000)
	$5,697,084	$5,466,889

NOTE 4 – COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consisted of the following at December 31:

	2008	2007
Costs incurred on uncompleted contracts	$15,902,597	$8,407,635
Estimated earnings (loss)	4,032,747	2,008,008
	19,935,344	10,415,643
Less billings to date	(18,968,575)	(9,846,412)
	$966,769	$569,231

The above information is presented in the balance sheet as follows:

	2008	2007
Costs and estimated earnings in excess of billings on uncompleted contracts	$1,067,384	$631,625
Billings in excess of costs and estimated earnings on uncompleted contracts	(100,615)	(62,394)
	$966,769	$569,231

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
	2008	2007
Machinery and equipment	$539,518	$539,519
Leasehold improvements	41,115	35,073
Automotive equipment	698,544	619,411
	1,279,177	1,194,003

Less accumulated depreciation and amortization	(909,196)	(827,049)
	$369,981	$366,954

Depreciation and amortization expense for the years ended December 31, 2008 and 2007 was $208,633 and $198,239, respectively.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2008	2007
Wages, bonuses and taxes	$1,014,893	$677,096
Union dues	316,290	462,483
Accounting and legal fees	30,000	42,000
Insurance	35,015	61,147
Insurance settlement reserve	375,000	375,000
Inventory purchases	-	44,871
Other	171,255	196,451
	$1,942,453	$1,859,048

NOTE 7 – LONG-TERM DEBT

Long-term debt consists of various notes payable to finance companies for vehicles used in the ordinary course of the Company’s insulation business.  The notes are collateralized by the vehicles and bear interest at rates ranging from 0% to 8.19% for a period of 36 months with the last payment due in 2011.  Principal maturities over the next five years are as follows:

Year ending December 31,

2009	$153,290
2010	108,982
2011	31,620
2012	-
2013	-
Totals	293,892

Less current portion	(153,290)
Long-term portion	$140,602

NOTE 8 - INCOME TAXES

The major deferred tax items are as follows:

	December 31,
	2008	2007
Assets:
Allowances established against realization of certain assets	$1,178,000	$1,344,000
Net operating loss carryforwards	13,062,000	12,145,000
Liabilities:
Accrued liabilities and other	12,000	(4,000)
	14,252,000	13,485,000
Valuation allowance	(14,252,000)	(13,485,000)
	$-	$-

The valuation allowance increased $767,000 and decreased $302,000 for the years ended December 31, 2008 and 2007, respectively.  The valuation allowance increased in the current year primarily due to an adjustment in the amount of $908,000 to increase net operating loss carryforwards and the related valuation allowance to the proper amounts.

Income tax computed at the U.S. federal statutory rate reconciled to the effective tax rate is as follows for the years ended December 31:

	2008	2007
Federal statutory tax rate	35.0%	35.0%
State tax, net of federal benefit	5.0%	5.0%
Change in valuation allowance	(55.4)%	(44.6)%
Permanent differences	15.4%	4.6%
Effective tax rate	0.0%	0.0%

At December 31, 2008, the Company has available for U.S. federal income tax purposes net operating loss carry-forwards of approximately $32,656,000.  These carryforwards expire in the years 2011 through 2026.  The ultimate utilization of the net operating loss carryforwards may be limited in the future due to changes in the ownership of the Company.  This limitation, if applicable, has not been determined by the Company.

The realization of the Company’s deferred tax assets is dependent upon the Company’s ability to generate taxable income in the future.  The Company has recorded a 100% valuation allowance against all of the deferred tax assets due to the uncertainty regarding their realizability.

The Company adopted FIN 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 effective January 1, 2007.  Upon adoption, the Company recognized no liability for unrecognized tax benefits.  The Company’s tax returns are open to examination by tax authorities for the tax years 2005 through 2008.  The Company has elected to recognize interest on tax deficiencies as interest expense and income tax penalties as selling, general and administrative expense.  For the year ended December 31, 2008, the Company recognized no interest and penalties.

NOTE 9 - SHAREHOLDERS’ EQUITY

Stock Options

On May 15, 1997, the Company adopted an omnibus stock option plan (the “1997 Plan”) which authorized options to acquire 600,000 shares of the Company’s common stock.  The 1997 Plan has expired, and while no new options may be granted under the 1997 Plan, some options granted under that plan remain exercisable.  At December 31, 2008, there were 450,000 options outstanding under this plan and no options available for grant.  These options expire 10 years from the date of the grant.  Under the terms of the plan, the Board of Directors could grant options and other stock-based awards to key employees to purchase shares of the Company’s common stock.  The options are exercisable at such times, in installments or otherwise, as the Board of Directors may determine.

On November 20, 2001, the Company adopted an omnibus stock option plan (the “2000 Plan”) which authorized options to acquire 2,000,000 shares of the Company’s stock.  At December 31, 2008, there were options outstanding under the 2000 Plan for 1,655,900 shares and 344,100 shares available for grant.  These options expire 10 years from date of grant.  The terms of the 2000 Plan are the same as the 1997 Plan.  Under the terms of the plan, the stock option committee may grant options and other stock-based awards to key employees and members of the board of directors to purchase shares of the Company’s common stock.  The options are exercisable at such times, in installments or otherwise, as the stock option committee may determine.

The following is a summary of options granted:

	Year Ended December 31,
	2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of the year	2,191,630	$2.59	2,195,710	$2.61
Granted	-	-	-	-
Exercised	-	-	-	-
Canceled	(85,730)	12.25	(4,080)	14.08
Options outstanding at end of the year	2,105,900	$2.20	2,191,630	$2.59

Options Exercisable	2,105,900	$2.20	2,191,630	$2.59

There is no intrinsic value at December 31, 2008 for outstanding or exercisable options.

Options Outstanding				Options Exercisable
Range of exercise prices	Number Outstanding as of 12/31/08	Weighted average remaining contractual life in years	Weighted average exercise price	Number exercisable as of 12/31/08	Weighted average exercise price
$0.50	250,000	0.89	$0.50	250,000	$0.50
$0.55 - $1.20	192,500	1.18	$0.84	192,500	$0.84
$2.00	510,000	2.44	$2.00	510,000	$2.00
$2.50	283,400	0.24	$2.50	283,400	$2.50
$3.00	870,000	1.39	$3.00	870,000	$3.00
$0.50 - $3.00	2,105,900	1.41	$2.20	2,105,900	$2.20

On November 7, 2002 the Company issued options to purchase a total of 7,500 shares of its available-for-sale securities holdings in VioQuest Pharmaceuticals, Inc., to two former and one current members of the Company’s Board of Directors.  The options, which are fully vested, have an exercise price of $12.50 per share and terminate on November 5, 2009.

Stock Purchase Warrants

In connection with various debt offerings, stock placements and services provided, the Company has issued various stock purchase warrants.  All such warrants were issued at prices which approximated or exceeded fair market value of the Company’s common stock at the date of grant and are exercisable at various dates through July, 2009.  At December 31, 2008 and 2007, the weighted average exercise price for warrants outstanding was $0.75 and $0.63, respectively.

Summarized information for stock purchase warrants is as follows:

	Number of Warrants	Price per share

Warrants outstanding at December 31, 2006	100,000	$0.50 - $0.75

Warrants outstanding at December 31, 2007	100,000	$0.50 - $0.75
Cancelled	(50,000)	$0.50

Warrants outstanding at December 31, 2008	50,000	$0.75

Common Stock

During the year ended December 31, 2007, the Company issued an aggregate of 115,000 shares to four members of the Company’s board of directors and to the one member of Metalclad Insulation’s board of directors.  The shares issued to the board members had a value of $18,400, based upon the market price at the date of issuance.

During the year ended December 31, 2008, the Company issued an aggregate of 40,000 shares to four members of the Company’s board of directors.  The shares issued to the board members had a value of $14,000, based upon the market price at the date of issuance.

NOTE 10 - EMPLOYEE BENEFIT PLANS

Effective January 1, 1990, the Company established a contributory profit sharing and thrift plan for all salaried employees.  Discretionary matching contributions may be made by the Company based upon participant contributions, within limits provided for in the plan.  No Company contributions were made in the years ended December 31, 2008 and 2007.

Additionally, the Company participates in several multi-employer plans, which provide defined benefits to union employees of its participating companies.  The Company makes contributions determined in accordance with the provisions of negotiated labor contracts.  Company contributions were $1,046,051 and $717,233 for the years ended December 31, 2008 and 2007, respectively.

NOTE 11 - SIGNIFICANT CUSTOMERS

Sales to significant customers were as follows:

	Year Ended December 31, 2008		Year Ended December 31, 2007
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Jacobs Field Services North America, Inc.	$5,024,000	18.0%	$3,884,000	17.4%
Black & Veatch	$3,345,000	12.0%	$0	0.0%
B. P. West Coast Products LLC	$3,148,000	11.3%	$1,517,000	6.8%
ARB, Inc.	$1,922,000	6.9%	$4,008,000	17.9%

Significant accounts receivable were as follows:

	December 31, 2008		December 31, 2007
	Accounts Receivable	% of Total Accounts Receivable	Accounts Receivable	% of Total Accounts Receivable
Southern California Edison	$557,000	9.8%	$694,000	12.7%
Black & Veatch	$1,054,000	18.5%	$0	0.0%
ARB, Inc.	$0	0.0%	$1,516,000	27.7%
Jacobs Field Services North America, Inc.	$840,000	14.7%	$992,000	18.1%

It is the nature of the Company’s business that a significant customer in one year may not be a significant customer in a succeeding year.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Collective Bargaining Agreements

Approximately 90% of the Company’s employees are covered under collective Bargaining Agreements.  Approximately 95% of the Company’s hourly employees are covered by the Local No. 5 - International Association of Heat and Frost Insulators and Asbestos Workers ("Local No. 5") agreement.  The Company’s subsidiary, Metalclad Insulation Corporation, is one of a group of employers with a collective bargaining agreement with Local No. 5.  Our Basic Agreement with Local No. 5 expired in September 2008.  Metalclad Insulation Corporation and the other employers have agreed with the negotiating representatives of Local No. 5 for an extension of the expired contract while the parties continue their efforts to establish a new agreement.  Such extension is subject to termination upon 72 hour notice.  We continue to negotiate with Local 5 for a new Basic Agreement.  An agreement with the Laborers Local 300 was signed in January 2007 and expires in December 2009.  Approximately 5% of the Company’s hourly employees are covered by the Labors Local 300 agreement.

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

Total rent expense under operating leases was $212,696 and $211,804 for the years ended December 31, 2008 and 2007, respectively.  The Company has future minimum non-cancelable lease commitments of $168,000, $173,000 and $178,000 in 2009, 2010 and 2011, respectively.

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

The number of asbestos-related cases which have been initiated naming us (primarily our subsidiary, Metalclad Insulation Corporation) as a defendant have fluctuated from 265 in 2004, to 199 in 2005, to 232 in 2006,. to 163 in 2007 and to 187 in 2008, but overall have exhibited a downward trend.  At December 31, 2004, 2005, 2006 and 2007, there were, respectively, approximately 710, 507, 404 and 222 cases pending.  As of December 31, 2008, there were 271 cases pending.  These claims are currently defended and covered by insurance.

Set forth below is a table for the years ended December 31, 2007 and 2008 which sets forth for each such period the approximate number of asbestos-related cases filed, the number of such cases resolved by dismissal or by trial, the number of such cases resolved by settlement, the total number of resolved cases, the number of filed cases pending at the end of such period, the total indemnity paid on all resolved cases, the average indemnity paid on all settled cases and the average indemnity paid on all resolved cases:

	2008	2007
New cases filed	187	163
Defense Judgments and dismissals	109	292
Settled cases	29	53
Total resolved cases (1)	138	345
Pending cases (1)	271	222
Total indemnity payments	$7,582,550	$7,974,500
Average indemnity paid on settled cases	$261,467	$150,462
Average indemnity paid on all resolved cases	$54,946	$23,114

(1)  Total resolved cases includes, and the number of pending cases excludes, cases which have been settled but which have not been closed for lack of final documentation or payment.

We have closely monitored the trend of asbestos related injury claims made against the Company over the past eight years.  That trend, on a year to year basis, has been somewhat erratic over the past three years, but has been generally downward over the past eight years.  We believe, however, that it is probable that a general downward trend will continue, although such continuance cannot be assured.  From 2001 and through 2008, the annual average indemnity paid on over 3,000 resolved cases has fluctuated significantly, between a low of $14,504 in 2006 and a high of $54,946 in 2008, with an overall average over that period of approximately $20,900.  During this period, there has been no discernible upward or downward trend in indemnity payments.

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

In addition, direct defense costs per resolved claim increased from $8,514 in 2003 to $44,359 in 2008.  The weighted average defense cost per resolved claim from 2005 through 2008 was $18,233.  We believe that these defense costs increased as a result of a change in legal counsel in 2004, and the more aggressive defense posture taken by new legal counsel since that change.  Due to this aggressive defensive posture, the new claims against the Company have tended to have a greater potential liability and therefore require more resources to defend.  We intend to monitor the defense costs in 2009 and will adjust our estimates if events occur which would cause us to believe that those estimates need revision.  We are currently projecting those costs to be approximately $18,500 per claim.

In our Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2007, we projected that approximately 186 new asbestos-related claims would be commenced, and approximately 237 cases would be resolved, in 2007, resulting in an estimated 353 cases pending at December 31, 2007.  We further projected that an aggregate of 738 new cases would be commenced after December 31, 2007, and that 148 of these cases would be commenced in 2008 and that we would resolve 194 cases in 2008.  Accordingly, we previously had projected the cases pending and projected to be commenced in the future at December 31, 2008, would be 897 cases.  Multiplying 897 claims times the approximate average indemnity paid and defense costs incurred per resolved claim from 2002 through 2006 of $32,600, we previously estimated our liability for current and future asbestos-related claims at December 31, 2008 to be approximately $29,000,000.  This amounted to a $7,000,000 reduction from the $36,000,000 liability we estimated as of December 31, 2007, or a $1,750,000 reduction per quarter in 2008.

As of December 31, 2008, we re-evaluated our estimates to take into account our experience in 2008, which was unfavorable compared to previous years.  Primarily as a result of an increase in the number of new cases commenced during 2008 which exceeded our previous estimates, we now estimate that there will be 877 asbestos-related injury claims made against the Company after December 31, 2008.  The 877, in addition to the 271 claims existing as of December 31, 2008, totaled 1,148 current and future claims.  Multiplying the average indemnity per resolved claim over the past eight years of $20,900, times 1,148, we project the probable future indemnity to be paid on those claims after December 31, 2008 to be equal to approximately $24 million.  In addition, multiplying an estimated cost of defense per resolved claim of approximately $18,500 times 1,148, we projected the probable future defense costs to equal approximately $21.25 million.  Accordingly, our total estimated future asbestos-related liability at December 31, 2008 is $45.25 million.

We have determined that it is probable that we have sufficient insurance to provide coverage for both current and future projected asbestos-related injury claims.  This determination assumes that the general trend of reducing asbestos-related injury claims experienced prior to 2008 will resume and that the average indemnity and direct legal costs of each resolved claim will not materially increase.  The determination also assumes that the insurance companies remain solvent and live up to what we believe is their obligation to continue to cover our exposure with regards to these claims.  Several affiliated insurance companies have brought a declaratory relief action against our subsidiary, Metalclad, as well as a number of other insurers, to resolve certain coverage issues, as discussed under “Insurance Coverage Litigation” below.  Regardless of our best estimates of liability for current and future asbestos-related claims, the liability for these claims could be higher or lower than estimated by amounts which are not predictable.  We have made material revisions to our projections of our potential asbestos related liability in the past, and we cannot give any assurance that our liability for such claims will not ultimately exceed our available insurance coverage.  We believe, however, that our current insurance is adequate to satisfy additional liability that is reasonably possible in the event actual losses exceed our estimates.  We will update our estimates of liability and insurance coverage in future filings with the Securities and Exchange Commission, as events occur which would cause us to believe that those estimates need revision, based upon the subsequent claim experience, using the methodology we have employed.

We intend to re-evaluate our estimate of future liability for asbestos claims at the end of each fiscal year, or whenever actual results are materially different from our estimates, integrating our actual experience in that fiscal year with that of prior fiscal years since 2001.  We estimate that the effects of economic inflation on either the average indemnity payment or the projected direct legal expenses will be approximately equal to a discount rate applied to our future liability based upon the time value of money.

Although defense costs are included in our insurance coverage, we expended $296,000 and $128,000 in 2007 and 2008, respectively, to administer the asbestos claims and defend the ACE Lawsuit discussed below.  These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies.

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

We have determined that the minimum probable insurance coverage available to satisfy asbestos-related injury claims significantly exceeds our estimated future liability for such claims of $45,250,000 and $36,000,000 as of December 31, 2008 and 2007, respectively.  Accordingly, we have included $45,250,000 and $36,000,000 of such insurance coverage receivable as an asset on our December 31, 2008 and 2007 balance sheets, respectively.  Our determination assumes that the current trend of reducing asbestos-related injury claims will continue and that the average indemnity and direct legal costs of each resolved claim will not materially increase.  The determination also assumes that the insurance companies live up to what we believe is their obligation to continue to cover our exposure with regards to these claims.  Several affiliated insurance companies have brought a declaratory relief action against our subsidiary, Metalclad, as well as a number of other insurers, to resolve certain coverage issues, as discussed below.  Regardless of our best estimates of liability for current and future asbestos-related claims, the liability for these claims could be higher or lower than estimated by amounts which are not predictable.  We, of course, cannot give any assurance that our liability for such claims will not ultimately exceed our available insurance coverage.  We believe, however, that our current insurance is adequate to satisfy additional liability that is reasonably possible in the event actual losses exceed our estimates.  We will update our estimates of liability and insurance coverage in future filings with the Securities and Exchange Commission, as events occur which would cause us to believe that those estimates need revision, based upon the subsequent claim experience, using the methodology we have employed.

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

Since the May 2006 Settlement Agreement, the remaining action against Javier Guerra Cisneros and Promotora Industrial Galeana, S.A. de C.V has experienced repeated and extended delays in the State Court in Mexico City. In the fourth quarter of 2007, the Company filed an amparo (injunction) application with the Mexican federal court in Mexico City, requesting that the State Court take affirmative action in the Company's pending case.  That amparo was denied during the first quarter of 2008 and an appeal was presented to the federal appellate court.  The appeal was denied during the second quarter of 2008.  The Company is investigating its options with regard to pursuing the lawsuit.

Insurance Settlement

In June 2004, Metalclad Insulation Corporation, our wholly owned subsidiary, and Entrx Corporation, entered into a Settlement Agreement and Full Policy Release (the “Agreement”) releasing Allstate Insurance Company from its policy obligations for a broad range of claims arising from injury or damage which may have occurred during the period March 15, 1980 to March 15, 1981, under an umbrella liability policy (the “Policy”).  The Policy provided limits of $5,000,000 in the aggregate and per occurrence.  Allstate claimed that liability under the Policy had not attached, and that regardless of that fact, an exclusion in the Policy barred coverage for virtually all claims of bodily injury from exposure to asbestos, which is of primary concern to Metalclad Insulation Corporation.  Metalclad Insulation Corporation took the position that such asbestos coverage existed.  The parties to the Agreement reached a compromise, whereby Metalclad Insulation Corporation received $2,500,000 in cash, and Metalclad Insulation Corporation and Entrx Corporation agreed to indemnify and hold harmless the insurer from all claims which could be alleged against the insurer respecting the policy, limited to $2,500,000 in amount.  Based on past experience related to asbestos insurance coverage, we believe that the Agreement we entered into in June 2004, will result in a probable loss contingency for future insurance claims based on the indemnification provision in the Agreement.  Although we are unable to estimate the exact amount of the loss, we believe at this time the reasonable estimate of the loss will not be less than $375,000 or more than $2,500,000 (the $2,500,000 represents the maximum loss we would have based on the indemnification provision in the Agreement).  Based on the information available to us, no amount in this range appears at this time to be a better estimate than any other amount.  The $375,000 estimated loss contingency noted in the above range represents 15% of the $2,500,000 we received and is based upon our attorney’s informal and general inquiries to an insurance company of the cost for us to purchase an insurance policy to cover the indemnification provision we entered into.  The ACE Lawsuit may result in our incurring costs in connection with obligations we may have to indemnify Allstate under the Settlement Agreement.  Allstate, in a cross-complaint filed against Metalclad Insulation Corporation in October, 2005, asked the court to determine the Company’s obligation to assume and pay for the defense of Allstate in the ACE Lawsuit under the Company’s indemnification obligations in the Settlement Agreement.  The Company is taking the position that it has no legal obligation to assume or pay for such defense. If Allstate is required to provide indemnity for Entrx’s asbestos-related lawsuits, it is likely that Entrx would have to indemnify Allstate for asbestos-related claims that it defends up to $2,500,000 in the aggregate.  If Allstate is not required to provide indemnity, Entrx would have no liability to Allstate.  Entrx has accrued $375,000 as a potential loss in connection with the Allstate matter and nothing has come to our attention that would require us to record a different estimate at December 31, 2008.

Other Matters

The Company had under contract uncompleted work at bid prices totaling approximately $8,727,000 and $12,629,000 at December 31, 2008 and 2007, respectively.

NOTE 13 - RELATED PARTY TRANSACTIONS

In 2001, $1,255,000 was loaned to an affiliate of Wayne W. Mills, Blake Capital Partners, LLC (“Blake”) under a note (“Note”) secured by 500,000 shares of the Company’s common stock and any dividends received on those shares.  At the time the loan was made, Mr. Mills was a principal shareholder of the Company, and was subsequently elected as the Company’s President and Chief Executive Officer.  Blake Capital Partners, LLC was current in the payment of interest on the shareholder note receivable through the payment due March 1, 2006.  The payments due after September 1, 2006, however, were not made.  For the year ended December 31, 2006, we increased our reserve against the note receivable from Blake Capital Partners, LLC (“Blake”) by $1,083,885 as a result of the non-payment of interest, bringing the net of the note receivable less the reserve down to $210,000, the approximate value of the collateral securing the note.  In April 2007, the Company canceled 500,000 shares of the Company’s common stock that were pledged as collateral on the note and applied the $115,000 value of the stock against the outstanding note balance.  The note was not repaid on the October 31, 2007 due date.  As of December 31, 2007 the Company adjusted the net book value of the note to $25,000, the approximate value of the remaining collateral securing the note.  In December 2008, the Company received a notice from the United States Bankruptcy Court that Blake Capital Partners, LLC and Mr. Mills had filed for Chapter 7 bankruptcy.  The Company is exploring its opportunities to obtain proceeds from the sale of the 25,000 shares (250,000 shares before a one for ten share reverse stock split on April 30, 2008) of VioQuest Pharmaceuticals, Inc. common stock pledged as collateral on the note, but any proceeds are expected to be de minimis.  As such, the Company has completely written-off the note from Blake Capital Partners, LLC as of December 31, 2008.

An officer of the Company was employed by a corporation which received payments for rent and health insurance of $44,346 and $43,715 for the years ended December 31, 2008 and 2007, respectively.

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

We conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on this evaluation our chief executive officer and chief financial officer have concluded that, as of December 31, 2008, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting for the three-months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework . Based on our evaluation, management concluded that, as of December 31, 2008, our internal control over financial reporting was effective based on those criteria.

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

None

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors

The name, initial year of service as a director, age, and position or office of each member of our board of directors, is as follows:

Name	Director Since	Age	Position

Peter L. Hauser	2004	68	President, Chief Executive Officer, Chairman of the Board and Director

Joseph M. Caldwell(1)(2)(3)	2002	41	Director

E. Thomas Welch(4)	2004	70	Director

David E. Cleveland(5)	2008	75	Director

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

Peter L. Hauser has been the president and chief executive officer of Entrx Corporation since October 2004, and devotes approximately one-third of his working time to such office.  In July 2008, Mr. Hauser founded, and is the owner of, Standard Health, Inc., with offices in St. Paul, Minnesota.  Standard Health, Inc. engages in the marketing of a proprietary software system called HealthAccountPro™, for health care claim administration and accounting serving the consumer-driven health care plans through third-party health care administrators, for unions and self-directed corporate health care plans.  Mr. Hauser was a founder, and was the principal owner and chairman of the board of directors, of Health Care Financial Solutions, Inc., from March 2003 until July 2008.  Healthcare Financial Solutions, Inc., with its office located in St. Paul, Minnesota, was engaged in the development and marketing of the software system now being marketed by Standard Health, Inc.  From 1967 until June 2003, Mr. Hauser was engaged in the securities brokerage industry.  During that period, from 1977 through April 2003, Mr. Hauser was employed at Equity Securities Trading Co., Inc., a Minneapolis, Minnesota-based securities brokerage firm (now known as The Oak Ridge Financial Group, Inc.), where he acted as a vice president and a principal beginning in 1993.  Mr. Hauser was an account executive at Feltl & Company, a Minneapolis, Minnesota securities brokerage firm, from April 2003 until June 2003, at which time he retired from the securities industry.  From 1993 until 2003, Mr. Hauser was a member of the board of directors of GelStat Corp. (OTCBB: GSAC.OB), (formerly called “Developed Technology Resources, Inc.”), which was previously engaged in various enterprises in the former Soviet Union, including the distribution of airport security equipment and the manufacture and distribution of dairy products and snack foods.  By 2003, GelStat Corp. had disposed of all of its assets relating to its former Soviet Union enterprises, and began engaging in the domestic production and distribution of over-the-counter, non-prescription health care products.

Joseph M. Caldwell founded US Internet Corporation in March 1995, and since that date has served on its board of directors.  From March 1995 to May 2000 Mr. Caldwell was the chief executive officer of US Internet Corporation.  In June 2005 he became the Vice President of Marketing for US Internet Corporation, a position he currently holds.  US Internet Corporation is a privately held Internet service provider, providing services in over 1,300 cities nationwide and over 110 cities internationally, with its principal office at 12450 Wayzata Blvd, #121, Minnetonka, Minnesota, 55305.  From April 2002 until June 2005, Mr. Caldwell was the chief executive officer of Marix Technologies, Inc., and beginning in May, 2000, a member of its board of directors.  Marix Technologies, Inc. was a privately held company based in Minneapolis, Minnesota that developed and marketed software designs to facilitate and control offsite access to software applications and information.

E. Thomas Welch has been the president of BNC National Bank at its Minneapolis, Minnesota office, since April 2005.  BNC National Bank, with corporate offices in Phoenix, Arizona, conducts banking business through 21 banks located in North Dakota, Minnesota and Arizona.  Mr. Welch was a Managing Director of the U. S. Trust Company, located at 730 2nd Ave South, # 1400, Minneapolis, Minnesota 55402, from April 2001 until March 2005, where he was primarily responsible for financial, risk management, compliance and fiduciary matters.  U.S. Trust Company was engaged nationally in the trust, asset management, investment and banking business.  From 1984 until April 2001, Mr. Welch was employed by Resource Trust Company, in Minneapolis, Minnesota, where he acted as the president from 1988 to April 2001, in charge of private banking, trust investment and corporate matters. Resource Trust Company and its principal affiliated companies were acquired by U.S. Trust Company in April 2001.  Mr. Welch has a Bachelor’s degree in accounting and a J.D. degree in law.

David E. Cleveland was chairman of the Board of Associated Bank of Minnesota, located at 1801 Riverside Avenue, Minneapolis, Minnesota 55454, from March 2001 until April 2004, and President of the Board of that bank from March 13, 2000 until January 2001.  From March 1987 until March 2000, Mr. Cleveland was President of the Riverside Bank, in Minneapolis, Minnesota.  From April 1969 until March 1987, Mr. Cleveland served consecutively as President of State Bank of Hudson, Hudson, Wisconsin, Riverside Community State Bank, Minneapolis, and Resources Bank & Trust, Minneapolis.  Mr. Cleveland has been retired since April 2004.

Each member of our Board of Directors was elected to serve until the next annual meeting of our shareholders.

Meetings of Board of Directors

During the year ended December 31, 2008, the Board of Directors held five meetings.  Each member of the Board of Directors was present for all of the meetings.

Committees of Board of Directors

Audit Committee.  The Audit Committee has the authority and responsibilities set forth in Entrx’s Audit Committee Charter (the “Charter”).  The Charter was originally adopted in 2001 and was amended in April 2004.  Under the Charter, the Audit Committee has the authority and responsibility of (i) reviewing audited annual consolidated financial statements, and reports and consolidated financial statements submitted to any governmental body or disclosed to the public; (ii) consulting with Entrx’s independent auditors on various audit and financial personnel issues, including questions of independence, disagreement between the auditors and Entrx’s financial personnel, reviewing of internal financial controls; (iii) recommending to the Board of Directors the engagement of independent accountants to audit the consolidated financial statements of Entrx, and reviewing the performance of such accountants; (iv) reviewing and considering the appropriateness of accounting principles or practices applied to Entrx’s consolidated financial statements; and (v) reviewing Entrx’s financial personnel and organization.  E. Thomas Welch, a member of the Audit Committee, has been determined to be the audit committee financial expert. Each member of the Audit Committee is independent as that term is defined in Rule 4200 of the National Association of Securities Dealers, Inc.  The Audit Committee held four meetings during the year ended December 31, 2008.

Compensation Committee.  The Compensation Committee, which consists solely of non-employee directors, has the obligation to adopt policies applicable to the establishment and the compensation of Entrx’s executive officers, and has authority to consider and recommend to the Board of Directors the salaries, bonuses, share options, and other forms of compensation of those executive officers.  The Compensation Committee held one meeting during the year ended December 31, 2008.

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

The Nominating Committee met on two occasions by conference telephone, in June 2007 and then in August 2007, to discuss and establish its recommendations for nominees for election to the Company’s Board of Directors, and recommended the re-election of Peter L. Hauser, Joseph M. Caldwell and E. Thomas Welch at the special meeting of the Company’s shareholders held in January 2008.  Also recommended to be nominated for election as a director at the January 2008 meeting, was David E. Cleveland, who was introduced to the Nominating Committee by Mr. Welch.  Mr. Cleveland was a former business associate of Mr. Welch.  The Board of Directors adopted the recommendations of the Nominating Committee, and all of the nominees were elected as directors at the special meeting of shareholders held in January 2008.  No meeting of the nominating committee was held in 2008.

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

Shareholders are further encouraged to submit the names of proposed candidates at any time throughout the year.  We will not likely be able to consider any candidate submitted to us for inclusion in our proxy statement for the annual meeting to be held in 2009, after May 31, 2009.

Stock Option Committee.  Entrx’s Stock Option Committee was established by resolutions adopted by the Board of Directors in September 2002.  The Stock Option Committee, which consists solely of independent members, has the authority to grant options to purchase common stock of Entrx to employees and members of the Board of Directors.  In granting options to non-executive officer employees, the Stock Option Committee generally considers the recommendation of management.  In the past, the Stock Option Committee has worked closely with, and considered the recommendations of, the Compensation Committee in cases involving the granting of stock options to executive officers of Entrx.  The Stock Option Committee did not meet in the year ended December 31, 2008, and no stock options were granted.

Information Concerning Non-Director Executive Officers

The name, age, position or office, and business experience of each of our non-director executive officers is as follows:

Name	Age	Position

Brian D. Niebur	45	Treasurer and Chief Financial Officer

David R. Trueblood	38	President of Metalclad Insulation Corporation

Brian D. Niebur has been employed part time by Entrx as its treasurer and chief financial officer since February 2002.  Mr. Niebur has a Bachelor of Arts degree in accounting and is a certified public accountant (inactive).  Since July 2000, Mr. Niebur has acted as a vice president and controller for Wyncrest Capital, Inc. located at 800 Nicollet Mall Suite 2690 Minneapolis, Minnesota 55402, a privately held venture capital firm.  Mr. Niebur’s primary duties for Wyncrest Capital, Inc. have been to act as chief financial officer and a director for Spectre Gaming, Inc. (OTCBB:  SGMG), in which Wyncrest Capital, Inc. had made an equity investment, from January 2003 until November 2005.  Spectre Gaming, Inc. was engaged in the business of developing and marketing electronic gaming systems for the Native American gaming market.  Mr. Niebur’s duties for Wyncrest Capital, Inc. also included acting from January 2005 until March 2007 as Chief Financial Officer and Secretary of Ready Credit Corporation (Pink Sheets: RCTC), another corporation in which Wyncrest Capital, Inc. has an investment, with offices in Minneapolis, Minnesota, and from January 2005 until May 2008 as a member of the board of directors of Ready Credit Corporation.

David R. Trueblood was elected as President of Entrx’s wholly owned subsidiary, Metalclad Insulation Corporation, on February 1, 2007.  Mr. Trueblood has been employed by Metalclad Insulation Corporation since November 1993, in various capacities.  Immediately prior to his appointment as President, Mr. Trueblood served as project manager, bidding upon, securing and managing a number of Metalclad’s most important projects.

Each officer of Entrx and Metalclad Insulation Corporation is elected to serve at the discretion of the Board of Directors of each corporation.

Reporting Under Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors of Entrx, and persons who beneficially own more than 10 percent of Entrx's outstanding shares of Common Stock, to file initial reports of ownership and reports of changes in ownership of securities of Entrx with the Securities and Exchange Commission (“SEC”) and the NASDAQ Stock Market.  Officers, directors and persons owning more than 10 percent of Entrx's outstanding Common Stock are required by SEC regulation to furnish Entrx with copies of all Section 16(a) forms filed.  Based solely on a review of the copies of such reports and amendments thereto furnished to or obtained by Entrx or written representations that no other reports were required, Entrx believes that during the year ended December 31, 2008, all filing requirements applicable to its directors, officers or beneficial owners of more than 10 percent of Entrx's outstanding shares of Common Stock were complied with, except that the Form 3 required to filed by a member of the Board of Directors, David E. Cleveland, upon his election on January 28, 2008, was filed one day late on February 8, 2008.

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

ITEM 10.      EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain compensation information for:  (i) each person who served as the chief executive officer of Entrx at any time during the year ended December 31, 2008, regardless of compensation level, and (ii) each of our other executive officers, other than the chief executive officer, serving as an executive officer at any time during 2008.  The foregoing persons are collectively referred to in this Form 10-K as the “Named Executive Officers.”  Compensation information is shown for fiscal years 2008 and 2007.

Name/Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Peter L. Hauser
President and Chief Executive	2008	78,750	—		3,500	(4)	—	—	—	—	82,250
Officer	2007	75,000	—		7,200	(4))	—	—	—	—	82,200

Brian D. Niebur
Treasurer and Chief	2008	82,688	30,215	(2)	—		—	—	—	—	112,903
Financial Officer	2007	78,750	15,310	(2)	1,600	(5)	—	—	—	—	95,660

David R. Trueblood(1)	2008	141,845	55,397	(3)	—		—	—	—	—	197,242
President of Metalclad	2007	126,969	26,021	(3)	—		—	—	—	—	152,990
Insulation Corporation
There are no employment agreements between Entrx and any executive officer of Entrx or any subsidiary.

(1)
On February 1, 2007, David R. Trueblood replaced Mr. Macias as the President of our wholly owned subsidiary, Metalclad Insulation Corporation, as the result of Mr. Macias’ current medical incapacity to fulfill his duties as President.

(2)
Pursuant to an incentive plan established for Mr. Niebur, he earned bonuses based upon Metalclad’s net profit for 2008, 2007 and 2006, equal to $44,303, $30,215 and $15,310, respectively.  The 2008 bonus was paid in 2009 and is not included in the table above, the 2007 bonus was paid in 2008 and the 2006 bonus was paid in 2007.

(3)
Pursuant to an incentive plan established for the employees of Entrx’s subsidiary, Metalclad Insulation Corporation, Mr. Trueblood earned a bonus based upon Metalclad’s net profits for 2008, 2007 and 2006, equal to $88,758, $55,785 and $20,821, respectively.  $4,812 of the 2008 bonus was paid in December 2008, with the remaining amount paid in 2009 and is not included in the table above, $5,200 of the 2007 bonus was paid in December 2007, with the remaining amount paid in 2008.  The 2006 bonus was paid in 2007.

(4)
Common stock awards of 10,000 and 45,000 valued at $3,500 and $7,200, respectively, were granted to Mr. Hauser in 2008 and 2007, respectively, for services as a member of the Board of Directors, and was included in the table above, rather than in the table headed “Director Compensation.”

(5)	A 10,000 common stock award, valued at $1,600, was granted to Mr. Niebur in 2007, for services as a member of the Metalclad Insulation Corporation Board of Directors.

Outstanding Option Awards at Year End

The following table provides certain information regarding unexercised options to purchase common stock, stock options that have not vested, and equity-incentive plan awards outstanding at December 31, 2008, for each Named Executive Officer.

Outstanding Equity Awards At Fiscal Year-End
Name	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Peter L.	200,000	0	0	$0.50	10/15/09	0	n/a	0	0
Hauser	10,000	0	0	$0.55	12/31/09	0	n/a	0	0
Brian D.	50,000	0	0	$2.50	3/10/10	0	n/a	0	0
Niebur	20,000	0	0	$0.65	3/04/09	0	n/a	0	0
David R. Trueblood	7,000	0	0	$1.20	9/23/09	0	n/a	0	0

Director Compensation

The following table sets forth the compensation paid to our directors for our fiscal year ended December 31, 2008, excluding Entrx’s Chief Executive Officer Peter L. Hauser, whose compensation is set forth in the Summary Compensation Table for Named Executive Officer, set forth above.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards (1) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joseph M. Caldwell (2)	0	3,500	0	0	0	0	3,500
David E. Cleveland(3)	0	3,500	0	0	0	0	3,500
E. Thomas Welch (4)	0	3,500	0	0	0	0	3,500

(1)	On January 28, 2008, the Company issued each of its three independent directors 10,000 shares of common stock. The stock was valued at $0.35 per share, the fair market value on January 28, 2008.
(2)
At December 31, 2008, Mr. Caldwell had exercisable options to purchase 90,000 shares of our common stock:  (i) 50,000 shares at $2.50 per share, expiring on June 24, 2009); (ii) 10,000 shares at $1.03 per share, which expire on December 31, 2010; (iii) 10,000 shares at $0.80 per share, which expire on December 31, 2009; (iv) 10,000 shares at $0.50 per share, which expire on April 10, 2010; and (v) 10,000 shares at $0.55 per share, which expire on December 31, 2009.

(3)	Mr. Cleveland was elected to the board of directors on January 28, 2008.

(4)	At December 31, 2008, Mr. Welch had exercisable options to purchase 25,000 shares of our common stock at $0.55 per share, expiring on December 31, 2009.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Share Ownership of Officers and Directors

The following table sets forth certain information as of February 28, 2009, with respect to the shares of common stock beneficially owned by:  (i) each director; (ii) each executive officer; and (iii) all current executive officers (regardless of salary and bonus level) and directors as a group.  The address for each shareholder is 800 Nicollet Mall, Suite 2690, Minneapolis, MN 55402, except for Mr. Trueblood whose address is 1818 East Rosslynn Avenue, Fullerton, CA 92831.  Unless otherwise indicated, the shareholders listed in the table below have sole voting and investment powers with respect to the shares indicated:

Name of Beneficial Owner	Number of Common Shares Beneficially Owned		Percentage of Outstanding Shares (7)
Peter L. Hauser	987,075	(1)	12.6%
Joseph M. Caldwell	130,000	(2)	1.7%
David E. Cleveland	10,000		*
E. Thomas Welch	65,000	(3)	*
Brian D. Niebur	80,000	(4)	1.0%
David R. Trueblood	7,000	(5)	*
All executive officers and directors as a group (6 persons)	1,279,075	(6)	15.9%

*	Less than 1%

(1)	Includes 210,000 shares that Mr. Hauser may acquire upon the exercise of outstanding stock options.
(2)	Includes 90,000 shares that Mr. Caldwell may acquire upon the exercise of outstanding stock options.
(3)	Includes 25,000 shares that Mr. Welch may acquire upon the exercise of outstanding stock options. Includes 40,000 shares held in a revocable trust for the benefit of Mr. Welch’s spouse.
(4)	Includes 70,000 shares which Mr. Niebur may acquire upon the exercise of outstanding stock options.
(5)	Includes 7,000 shares which Mr. Trueblood may acquire upon the exercise of outstanding stock options.
(6)	Assumes that each shareholder listed exercised all options available to that person which would vest as of April 29, 2009.
(7)
The percentage of outstanding shares of common stock as shown in the table above is calculated on 7,656,147 shares outstanding, as of February 28, 2009, plus it assumes in each case that the shareholder exercised all vested options available to that person as of April 29, 2009.

Share Ownership of Certain Beneficial Owners

The following table sets forth the name, address, number of shares of Entrx's common stock beneficially owned, and the percentage of the outstanding shares of common stock such shares represent, of each person or group of persons, known by Entrx to beneficially own more than 5% of Entrx's outstanding common stock as of February 28, 2009.  Unless otherwise indicated, the shareholders listed in the table below have sole voting and investment powers with respect to the shares indicated:

Name and Address of Beneficial Owner	Number of Common Shares Beneficially Owned		Percentage of Outstanding Shares (6)
Peter L. Hauser 16913 Kings Court Lakeville, MN 55044	987,075	(1)	12.6%
Wayne W. Mills 2125 Hollybush Road Medina, MN 55340	445,000	(2)	5.8%
Grant S. Kesler 3739 Brighton Point Drive Salt Lake City, UT 84121	764,335	(3)	9.2%
Anthony C. Dabbene 26921 Magnolia Court Laguna Hills, CA 92653	487,200	(4)	6.0%
George W. Holbrook, Jr. 1157 S.W. 30th Street Suite E Box 1938 Palm City, FL 34991	451,615	(5)	5.9%
James R. McGoogan 1157 S.W. 30th Street Suite E Box 1938 Palm City, FL 34991	387,740	(5)	5.1%
Bradley Resources Company 1157 S.W. 30th Street Suite E Box 1938 Palm City, FL 34991	376,255	(5)	4.9%

(1)
Includes 10,000 shares which Mr. Hauser may purchase under currently exercisable options at $0.55 per share and 200,000 shares which Mr. Hauser may purchase under currently exercisable options at $0.50 per share.

(2)
As reported on a Form 13 D/A on February 14, 2008, Mr. Mills owns 225,000 shares held in his Individual Retirement Account, and 50,000 shares which Mr. Mills may purchase under currently exercisable options at prices ranging from $0.50 to $2.50 per share.

(3)	Includes 620,000 shares which Mr. Kesler may purchase under currently exercisable options at prices ranging from $2.00 to $3.00 per share.
(4)	Includes 450,000 shares which Mr. Dabbene may purchase under currently exercisable options at prices ranging from $2.00 to $3.00 per share.
(5)
As reported in a Form 13-G on January 7, 2005, Messrs. Holbrook and McGoogan beneficially own 75,360 and 11,485 shares, respectively, of our common stock and are both partners of Bradley Resources Company with shared voting and dispositive power with respect to the 376,255 shares owned by Bradley Resources Company.  Included in the shares owned by Mr. Holbrook is a warrant to purchase 50,000 shares.  Bradley Resources Company, Mr. Holbrook and Mr. McGoogan may be considered to be a “group” as defined under Rule 13d-5 of the Securities Exchange Act of 1934, with the power to vote and dispose of an aggregate of 463,100 shares of our common stock, or 5.9% of our common stock.

(6)
The percentage of outstanding shares of common stock shown in the table above is calculated based upon 7,656,147 shares outstanding as of the close of business February 28, 2009, plus it assumes in each case that the shareholder exercised all options available to that person that would vest within 60 days thereafter.

Equity Compensation Plan Information

The following table sets forth as of December 31, 2008, the total number of shares of our common stock which may be issued upon the exercise of outstanding stock options and other rights under compensation plans approved by the shareholders, and under compensation plans not approved by the shareholders.  The table also sets forth the weighted average purchase price per share of the shares subject to those options, and the number of shares available for future issuance under those plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants		Weighted-average exercise price of outstanding options and warrants		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,105,900	(1)	$2.20		344,100
Equity compensation plans not approved by security holders	50,000	(2)	$0.75		None
Total	2,155,900		$2.16	(3)	344,100

(1)
Options for 1,655,900 shares have been granted under Entrx’s 2000 Omnibus Stock Option and Incentive Plan (the “2000 Plan”) which was approved by Entrx’s shareholders.  The remaining options for 450,000 shares were granted under similar plans which were previously adopted and approved by the shareholders, and which have been terminated.

(2)
Warrants for 50,000 shares have been issued to one person in connection with concessions.  The warrants are exercisable at $0.75 per share, which are subject to price adjustments under the anti-dilution provisions of the warrants.

(3)	The prices at which all options and warrants are exercisable range from $0.50 to $3.00 per share.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Loan to Affiliate of Wayne Mills

On December 10, 2001, Entrx loaned Blake Capital Partners, LLC (“Blake Capital”), a Minnesota limited liability company, $1,250,000 under a non-recourse secured note (the “Note”).  Blake Capital is wholly owned by Wayne W. Mills who later became a director, President and Chief Executive Officer of Entrx on February 13, 2002.  The Note was not repaid on the due date of September 8, 2002.

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

In October 2003, the Company negotiated an amendment to the Note and Pledge Agreement with Blake Capital Partners and Mr. Mills, which they believed to be beneficial to Entrx.  The Note as amended (the “New Note”) in the principal amount of $1,496,370, provided for an October 31, 2007 due date, with interest at 2% over the prime rate established by Wells Fargo Bank, NA in Minneapolis, Minnesota.  Interest only was payable commencing March 1, 2004, and at the end of each six-month period thereafter.  The New Note had full recourse to Blake, which had minimal assets, other than 500,000 common shares of the Company’s common stock and 250,000 shares of VioQuest Pharmaceuticals, Inc., all of which were being held by the Company as collateral for the New Note.  The amended and restated pledge agreement did not require Entrx, nor permit Blake or Mr. Mills, to cancel the shares of Entrx’s common stock, and require Entrx to apply the value of those cancelled shares at $2.50 per share, to be applied against the principal balance of the amounts due.  In addition, Mr. Mills personally guaranteed the repayment of the New Note.  Other financial obligations of Mr. Mills have materially impaired his ability to fulfill his obligations as a guarantor of the New Note.

Blake Capital failed to pay the interest due under the New Note on September 1, 2006, and Mr. Mills indicated to the Company that he was unable to fulfill his obligations under the guarantee of the New Note.  Accordingly, on January 4, 2007, consistent with authority given by the Board of Directors, the Company gave notice to Blake and Mr. Mills that it was declaring the New Note to be in default, and intended to foreclose on the 500,000 shares of the Company held as collateral, by cancelling those shares.  In April 2007, the Company canceled 500,000 shares of the Company’s common stock that were pledged as collateral on the New Note and applied the $115,000 value of the stock against the outstanding New Note balance.  The New Note was not repaid on the October 31, 2007 due date.  In December 2008, the Company received a notice from the United States Bankruptcy Court that Blake Capital Partners, LLC and Mr. Mills had filed for Chapter 7 bankruptcy.  The Company is exploring its opportunities to obtain proceeds from the sale of the 25,000 shares (250,000 shares before a one for ten share reverse stock split on April 30, 2008) of VioQuest Pharmaceuticals, Inc. common stock pledged as collateral on the note, but any proceeds are expected to be de minimis.  As such, the Company has completely written-off the note from Blake Capital Partners, LLC as of December 31, 2008.

ITEM 13.	EXHIBITS

(a)
The following exhibits are being filed with this Annual Report on Form 10-K and/or are incorporated by reference therein in accordance with the designated footnote references:

3.	Restated and Amended Certificate of Incorporation and Bylaws of the Company, and all amendments thereto. (1)

3.2	Amended and Restated Bylaws adopted February 14, 2002. (2)

3.3	Certificate of Amendment to Certificate of Incorporation effective June 25, 2002. (3)

4.1	Form of Certificate for Common Stock. (4)

10.1	Form of 1997 Omnibus Stock Option and Incentive Plan. (5)

10.2	Form of 2000 Omnibus Stock Option and Incentive Plan. (6)

10.3	Curtom-Metalclad Partnership Agreement and Amendment. (7)

10.4	Secured Promissory Note of Blake Capital Partners and Guarantee of Wayne W. Mills dated November 1, 2003. (8)

10.5	Amended and Restated Security and Pledge Agreement between Blake Capital Partners, Wayne W. Mills, Entrx Corporation and the escrow agent, Bruce Haglund, dated November 1, 2003. (9)

10.6	Settlement Agreement and Full Policy Release between the Company and one of its insurers dated June 22, 2004. (10)

10.7	Settlement Agreement between the Company and Ventana Global Environmental Organizational Partnership, L.P. and North America Environmental Fund, L.P. dated May 31, 2006. (11)

14.	Code of Ethics (12)

21.	List of Subsidiaries of the Registrant. (13)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.	Section 1350 Certification.

(1)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by this reference.
(2)	Filed with the Company's Form 8-K on February 28, 2002 as Exhibit (v) and incorporated herein by this reference.
(3)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 as Exhibit 3.2 and incorporated herein by this reference.
(4)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 as Exhibit 4.1 and incorporated herein by this reference.
(5)	Filed with the Company’s Proxy Statement dated April 17, 1997 and incorporated herein by this reference.
(6)	Filed with the Company’s Proxy Statement dated October 20, 2000 and incorporated herein by this reference.
(7)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 as Exhibit 10.20 and incorporated herein by this reference.
(8)	Filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 as Exhibit 10.2 and incorporated herein by this reference.
(9)	Filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 as Exhibit 10.3 and incorporated herein by this reference.
(10)	Filed with the Company's Form 8-K on June 25, 2004 as Exhibit 10.1 and incorporated herein by this reference.
(11)	Filed with the Company's Form 8-K on June 2, 2006 as Exhibit 1 and incorporated herein by this reference.
(12)	Filed with the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003, on March 24, 2004 as exhibit 14 and incorporated herein by reference.

(13)	Filed with the Company's Annual Report on Form 10-K, for the year ended December 31, 2003, on March 24, 2004 as exhibit 21 and incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditors

On April 23, 2008, upon the recommendation and approval of the Audit Committee, Entrx engaged Virchow, Krause & Company, LLP (“Virchow Krause”), independent registered public accountants with an office in Minneapolis, Minnesota, to audit Entrx’s consolidated financial statements for 2008 and to perform other appropriate accounting services for Entrx as needed.  Entrx had not previously engaged Virchow Krause on any matter.  Virchow Krause was engaged directly by the Audit Committee to provide its services with respect to Entrx’s 2003, 2004, 2005, 2006, 2007 and 2008 fiscal years.

Audit Fees

Virchow Krause billed Entrx $82,058 and $93,002 for the annual audit of Entrx’s consolidated financial statements, and the review of Entrx’s consolidated financial statements included in Entrx’s quarterly reports on Form 10Q filed with the Securities and Exchange Commission, for the 2007 and 2008 fiscal years, respectively. Included in this category in 2008 were fees paid to Virchow Krause for assistance related to our Securities and Exchange Commission comment letters.

Audit-Related Fees

Virchow Krause billed Entrx no amounts during 2007 or 2008 for assurance and related services provided to Entrx that are not included under the caption “Audit Fee” above.

Tax Fees

Virchow Krause billed Entrx $16,370 and $23,200 for services in connection with tax compliance, tax advice and tax planning for the 2007 and 2008 fiscal years, respectively.  The services billed for in 2007 and 2008 were in connection with the preparation of Entrx’s federal and state income tax returns.

All Other Fees

No such services were provided or billed in 2007 or 2008.

Approval by Audit Committee

According to Entrx’s Audit Committee charter, all services provided to Entrx by its independent auditors must be pre-approved by the Audit Committee.  The Audit Committee pre-approved of the engagement of Virchow Krause related to (i) the audit of the consolidated financial statements of Entrx for 2007 and 2008, and to provide its report thereon, (ii) the preparation of our 2007 and 2008 federal and state income tax returns, and (iii) the review of our quarterly reports on Form 10Q filed in 2007 and 2008.  No other services, other than those set forth in the foregoing sentence, were performed by Virchow Krause on our behalf in 2007 or 2008.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTRX CORPORATION

By:	/s/ Brian D. Niebur
Brian D. Niebur
Chief Financial Officer
Date: March 25, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Peter L. Hauser	Chief Executive Officer and Chairman	March 25, 2009
Peter L. Hauser	(Principal Executive Officer)

/s/ Brian D. Niebur	Chief Financial Officer	March 25, 2009
Brian D. Niebur	(Principal Financial and Accounting Officer)

/s/ Joseph M. Caldwell	Director	March 25, 2009
Joseph M. Caldwell

/s/ David E. Cleveland	Director	March 25, 2009
David E. Cleveland

/s/ E. Thomas Welch	Director	March 25, 2009
E. Thomas Welch