Form 10-Q
period 2009-03-31
ENTRX CORP
filed 2009-05-13
CIK 13547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting Company ☒

As of May 4, 2009, the registrant had 7,656,147 shares outstanding of its Common Stock, $.10 par value.

ENTRX CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Consolidated Balance Sheets at March 31, 2009 (unaudited) and December 31, 2008 (audited)	1

	Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2009 and 2008 (unaudited)	2

	Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008 (unaudited)	3

	Notes to Consolidated Financial Statements (unaudited)	4

Item 2.	Management's Discussion of Financial Condition and Results of Operations	10

Item 4T.	Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 6.	Exhibits	20

SIGNATURES		20

References to “we”, “us”, “our”, “the registrant” and “the Company” in this quarterly report on Form 10-Q shall mean or refer to Entrx Corporation and its consolidated subsidiary, Metalclad Insulation Corporation, unless the context in which those words are used would indicate a different meaning.

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements
ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	March 31, 2009	December 31, 2008
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,823,496	$2,078,666
Available-for-sale securities	272,168	296,266
Accounts receivable, less allowance for doubtful accounts of $79,000 and $80,000 as of March 31, 2009 and December 31, 2008, respectively	4,432,472	5,697,084
Costs and estimated earnings in excess of billings on uncompleted contracts	969,995	1,067,384
Inventories	123,490	115,670
Prepaid expenses and other current assets	187,684	292,957
Insurance claims receivable	7,025,000	7,250,000
Other receivables	125,394	138,229
Total current assets	15,959,699	16,936,256

Property, plant and equipment, net	351,988	369,981
Insurance claims receivable	36,412,500	38,000,000
Other assets	46,620	46,620
	$52,770,807	$55,352,857

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$142,183	$153,290
Accounts payable	808,432	999,737
Accrued expenses	1,353,122	1,942,453
Reserve for asbestos liability claims	7,025,000	7,250,000
Billings in excess of costs and estimated earnings on uncompleted contracts	194,251	100,615
Total current liabilities	9,522,988	10,446,095

Long-term debt, less current portion	106,721	140,602
Reserve for asbestos liability claims	36,412,500	38,000,000
Total liabilities	46,042,209	48,586,697

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $1; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.10; 80,000,000 shares authorized; 7,656,147 issued and outstanding at March 31, 2009 and December 31, 2008	811,095	811,095
Additional paid-in capital	69,831,881	69,831,881
Accumulated deficit	(63,890,280)	(63,876,816)
Accumulated other comprehensive income (loss)	(24,098)	-
Total shareholders’ equity	6,728,598	6,766,160
	$52,770,807	$55,352,857

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2009	2008

Contract revenues	$5,378,249	$8,556,750

Contract costs and expenses	4,530,260	7,130,964

Gross margin	847,989	1,425,786

Operating expenses:
Selling, general and administrative	863,775	948,502
Change in allowance on shareholder note receivable	-	7,500
Gain on disposal of property, plant and equipment	-	(11,850)
Total operating expenses	863,775	944,152

Operating income (loss)	(15,786)	481,634

Interest income	4,533	10,527
Interest expense	(2,211)	(2,369)
Impairment charge on available-for-sale securities	-	(173,153)

Net income (loss)	(13,464)	316,639

Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale securities	(24,098)	(5,717)

Comprehensive income (loss)	$(37,562)	$310,922

Weighted average number of common shares — basic and diluted	7,656,147	7,644,279

Net income (loss) per share of common stock — basic and diluted	$(0.00)	$0.04

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2009	2008
	(unaudited)

Cash flows from operating activities:
Net income (loss)	$(13,464)	$316,639
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,650	51,165
Gain on disposal of property, plant and equipment	-	(11,850)
Change in allowance for doubtful accounts	(1,000)	-
Impairment charge on investments	-	173,153
Common stock issued for services	-	14,000
Allowance on shareholder note receivable	-	7,500
Changes in operating assets and liabilities:
Accounts receivable	1,265,612	1,052,063
Costs and estimated earnings in excess of billings on uncompleted contracts	97,389	(282,720)
Inventories	(7,820)	(149,348)
Prepaid expenses and other current assets	105,273	159,376
Other receivables	12,835	(1,698)
Accounts payable and accrued expenses	(780,636)	(146,596)
Billings in excess of costs and estimated earnings on uncompleted contracts	93,636	49,130
Net cash provided by operating activities	826,475	1,230,814

Cash flows from investing activities:
Capital expenditures	(36,657)	(5,254)
Net cash used in investing activities	(36,657)	(5,254)

Cash flows from financing activities:
Payments on long-term debt	(44,988)	(38,622)
Net cash used in financing activities	(44,988)	(38,622)

Increase in cash and cash equivalents	744,830	1,186,938
Cash and cash equivalents at beginning of period	2,078,666	1,444,883
Cash and cash equivalents at end of period	$2,823,496	$2,631,821

Non-cash investing and financing activities:
Acquisition of property, plant and equipment in exchange for notes payable	$-	$59,239

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

1.           The accompanying unaudited consolidated financial statements of Entrx Corporation and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America.  In the opinion of management all adjustments, consisting of normal recurring items, necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

2.           The income per share amounts for the three months ended March 31, 2009 and 2008, were computed by dividing the net income by the weighted average shares outstanding during the applicable period.  Dilutive common equivalent shares have not been included in the computation of diluted income per share because their inclusion would be antidilutive.

All stock options and warrants were anti-dilutive for the three months ended March 31, 2009 and 2008 because their respective exercise prices were greater than the average market price of the common stock.

3.           Investments held by the Company are classified as available-for-sale securities.  Available-for-sale securities are reported at fair value with all unrealized gains or losses included in other comprehensive income (loss).  The fair value of the securities was determined by quoted market prices of the underlying security (Level 1 instruments under the three-level fair value hierarchy established under FASB Statement No. 157, Fair Value Measurements).  For purposes of determining gross realized gains (losses), the cost of available-for-sale securities is based on specific identification.

	Aggregate fair value	Gross unrealized gains	Gross unrealized losses	Cost
Available for sale securities – March 31, 2009	$272,168	$9,624	$33,722	$296,266
Available for sale securities – December 31, 2008	$296,266	$-	$-	$296,266

The Company's net unrealized holding loss was $(24,098) and $(5,717) for the three months ended March 31, 2009 and 2008, respectively.

On an ongoing basis, the Company evaluates its investments in available-for-sale securities to determine if a decline in fair value is other-than-temporary such that the change should be reflected in the Company’s financial statements.  When a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

Considering the severity and duration of the decline in fair value and the financial condition and near-term prospects of our investment, we recognized other than temporary impairment charge in the amount of $173,153 on our investment in Clearwire Corporation during the three months ended March 31, 2008.

The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2009.

	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable equity securities	$67,561	$(33,722)	$-	$-	$67,561	$(33,722)
Total	$67,561	$(33,722)	$-	$-	$67,561	$(33,722)

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

6.           Accrued expenses consist of the following:

	March 31, 2009	December 31, 2008
Wages, bonuses and payroll taxes	$489,153	$1,014,893
Union dues	255,651	316,290
Accounting and legal fees	30,000	30,000
Insurance	9,887	35,015
Insurance settlement reserve	375,000	375,000
Taxes	40,170	-
Other	153,261	171,255
	$1,353,122	$1,942,453

7.           As more fully described in our Annual Report on Form 10-K for the year ended December 31, 2008, the Company has granted stock options over the years to employees and directors under various stockholder approved stock option plans.  At March 31, 2009, options to purchase 1,892,500 shares of the Company’s common stock were outstanding.  No stock options were granted during the first three months of 2009 or 2008.  Stock options expiring during the first three months of 2009 and 2008 were 213,400 and 82,230, respectively.  Stock warrants expiring in the first three months of 2008 were 50,000.

8.           Sales to significant customers were as follows:

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Jacobs Field Services North America, Inc.	$548,000	10.2%	$1,190,000	13.9%
ARB, Inc.	$2,000	0.0%	$1,955,000	22.8%
NRG Energy	$1,086,000	20.2%	$257,000	3.0%
Critchfield Mechanical of So. California	$546,000	10.2%	$70,000	0.8%
BP West Coast Products LLC	$903,000	16.8%	$2,185,000	25.5%

Significant accounts receivable were as follows:

	March 31, 2009		December 31, 2008
	Accounts Receivable	% of Total Accounts Receivable	Accounts Receivable	% of Total Accounts Receivable
NRG Energy	$797,000	18.0%	$108,000	2.4%
Black & Veatch	$689,000	15.5%	$1,054,000	18.5%
Jacobs Field Services North America, Inc.	$177,000	4.0%	$840,000	14.7%

Since many of the projects we undertake are relatively large, it is normal that various customers will represent a significant portion of our sales and/or accounts receivable in a given period.  It is also the nature of the Company’s business that a significant customer in one year may not be a significant customer in a succeeding year.

9.           In December 2007, the FASB issued SFAS No. 141(R), Business Combinations.  SFAS 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices under SFAS No. 141, Business Combinations, some of which could have a material impact on how an entity accounts for its business combinations.  SFAS 141(R) also requires additional disclosure of information surrounding a business combination.  SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively to business combinations for which the acquisition date is on or after December 15, 2008.  The adoption of SFAS No. 141(R) had no impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interest in Consolidated Financial Statements – an amendment of ARB No. 51.  SFAS 160 requires entities to report non-controlling minority interests in subsidiaries as equity in consolidated financial statements.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  The adoption of SFAS 160 had no impact on the Company’s financial position or results of operations since its consolidated subsidiaries are wholly owned and non-controlling interests in consolidated variable interest entities are not material.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.  SFAS No. 161 amends and expands upon the disclosure requirements for derivative financial instruments and for hedging activities required under FASB Statement No. 133 to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative financial instruments, how derivative financial instruments are accounted for under Statement 133 and it’s related interpretations, and how derivative financial instruments affect an entity’s financial position, financial performance, and results of operations.  SFAS No. 161 is effective for financial statement and interim periods beginning after November 15, 2008.  The adoption of SFAS No. 161 had no material effect on the Company’s financial statements and disclosures.

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

On April 9, 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-1 and APB 28-1, which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments (SFAS 107) to require entities to disclose, among other things, the methods and significant assumptions used to estimate the fair value of financial instruments in both interim and annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting (Opinion 28), to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim and annual periods ending after June 15, 2009.  The Company is currently assessing the impact of adoption of the new FSP on its interim and annual reporting periods.

Also on April 9, 2009, the FASB issued FSP FAS 115-2, Recognition and Presentation of Other-Than-Temporary Impairments.  FSP FAS 115-2 amends the other-than-temporary impairment (OTTI) guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to OTTI of equity securities.  The FSP requires that an entity disclose information for interim and annual periods that enables users of its financial statements to understand the types of available-for-sale and held-to maturity debt and equity securities held, including information about investments in an unrealized loss position for which an OTTI has or has not been recognized.  The FSP is effective for interim and annual reporting periods ending after June 15, 2009.  The Company is currently assessing the impact of adoption of the new FSP on its interim and annual reporting periods.

10.           The number of asbestos-related cases which have been initiated naming us (primarily our subsidiary, Metalclad Insulation Corporation) as a defendant have fluctuated from 265 in 2004, to 199 in 2005, to 232 in 2006, to 163 in 2007 and to 187 in 2008, but overall have exhibited a downward trend.  There were 51 new claims made in the first three months of 2009, compared to 40 in the first three months of 2008.  At December 31, 2004, 2005, 2006 and 2007, there were, respectively, approximately 710, 507, 404 and 222 cases pending.  As of December 31, 2008, there were 271 cases pending and as of March 31, 2009, there were 288 cases pending.  These claims are currently defended and covered by insurance.

We have closely monitored the trend of asbestos-related injury claims made against the Company over the past eight years.  That trend, on a year to year basis, has been somewhat erratic over the past three years, but has been generally downward over the past eight years.  We believe, however, that it is probable that a general downward trend will continue, although such continuance cannot be assured and we have seen an increase in the number of cases pending as of December 31, 2008 and March 31, 2009.  From 2001 through 2008, the annual average indemnity paid on over 3,000 resolved cases has fluctuated significantly, between a low of $14,504 in 2006 and a high of $54,946 in 2008, with an overall average over that period of approximately $20,900.  During this period, there has been no discernible upward or downward trend in indemnity payments.  The indemnity paid on the 34 cases resolved during the three months ended March 31, 2009 averaged $50,000.

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

As of December 31, 2008, we re-evaluated our estimates to take into account our experience in 2008, which was unfavorable compared to previous years.  Primarily as a result of an increase in the number of new cases commenced during 2008 which exceeded our previous estimates, we now estimate that there will be 877 asbestos-related injury claims made against the Company after December 31, 2008.  The 877, in addition to the 271 claims existing as of December 31, 2008, totaled 1,148 current and future claims.  Multiplying the average indemnity per resolved claim over the past eight years of $20,900, times 1,148, we projected the probable future indemnity to be paid on those claims after December 31, 2008 to be equal to approximately $24,000,000.  In addition, multiplying an estimated cost of defense per resolved claim of approximately $18,500 times 1,148, we projected the probable future defense costs to equal approximately $21,250,000.  Accordingly, our total estimated future asbestos-related liability at December 31, 2008 was $45,250,000.

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

Although defense costs are included in our insurance coverage, we expended $30,000 and $107,000 in the three months ended March 31, 2009 and 2008, respectively, to administer the asbestos claims and defend the ACE Lawsuit discussed below.  These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies.

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

We have determined that the minimum probable insurance coverage available to satisfy asbestos-related injury claims significantly exceeds our estimated future liability for such claims of $43,437,500 and $45,250,000 as of March 31, 2009 and December 31, 2008, respectively.  Accordingly, we have included $43,437,500 and $45,250,000 of such insurance coverage receivable as an asset on our March 31, 2009 and December 31, 2008 balance sheets, respectively.  Our determination assumes that the general trend of reducing asbestos-related injury claims will continue and that the average indemnity and direct legal costs of each resolved claim will not materially increase.  The determination also assumes that the insurance companies remain solvent and live up to what we believe is their obligation to continue to cover our exposure with regards to these claims.  Several affiliated insurance companies have brought a declaratory relief action against our subsidiary, Metalclad, as well as a number of other insurers, to resolve certain coverage issues, as discussed below.  Regardless of our best estimates of liability for current and future asbestos-related claims, the liability for these claims could be higher or lower than estimated by amounts which are not predictable.  We, of course, cannot give any assurance that our liability for such claims will not ultimately exceed our available insurance coverage.  We believe, however, that our current insurance is adequate to satisfy additional liability that is reasonably possible in the event actual losses exceed our estimates.  We will update our estimates of liability and insurance coverage in future filings with the Securities and Exchange Commission, as events occur which would cause us to believe that those estimates need revision, based upon the subsequent claim experience, using the methodology we have employed.

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

In June 2004, Metalclad Insulation Corporation, our wholly owned subsidiary, and Entrx Corporation, entered into a Settlement Agreement and Full Policy Release (the “Agreement”) releasing Allstate Insurance Company from its policy obligations for a broad range of claims arising from injury or damage which may have occurred during the period March 15, 1980 to March 15, 1981, under an umbrella liability policy (the “Policy”).  The Policy provided limits of $5,000,000 in the aggregate and per occurrence.  Allstate claimed that liability under the Policy had not attached, and that regardless of that fact, an exclusion in the Policy barred coverage for virtually all claims of bodily injury from exposure to asbestos, which is of primary concern to Metalclad Insulation Corporation.  Metalclad Insulation Corporation took the position that such asbestos coverage existed.  The parties to the Agreement reached a compromise, whereby Metalclad Insulation Corporation received $2,500,000 in cash, and Metalclad Insulation Corporation and Entrx Corporation agreed to indemnify and hold harmless the insurer from all claims which could be alleged against the insurer respecting the policy, limited to $2,500,000 in amount.  Based on past experience related to asbestos insurance coverage, we believe that the Agreement we entered into in June 2004, will result in a probable loss contingency for future insurance claims based on the indemnification provision in the Agreement.  Although we are unable to estimate the exact amount of the loss, we believe at this time the reasonable estimate of the loss will not be less than $375,000 or more than $2,500,000 (the $2,500,000 represents the maximum loss we would have based on the indemnification provision in the Agreement).  Based on the information available to us, no amount in this range appears at this time to be a better estimate than any other amount.  The $375,000 estimated loss contingency noted in the above range represents 15% of the $2,500,000 we received and is based upon our attorney’s informal and general inquiries to an insurance company of the cost for us to purchase an insurance policy to cover the indemnification provision we entered into.  The ACE Lawsuit may result in our incurring costs in connection with obligations we may have to indemnify Allstate under the Settlement Agreement.  Allstate, in a cross-complaint filed against Metalclad Insulation Corporation in October, 2005, asked the court to determine the Company’s obligation to assume and pay for the defense of Allstate in the ACE Lawsuit under the Company’s indemnification obligations in the Settlement Agreement.  The Company is taking the position that it has no legal obligation to assume or pay for such defense. If Allstate is required to provide indemnity for Entrx’s asbestos-related lawsuits, it is likely that Entrx would have to indemnify Allstate for asbestos-related claims that it defends up to $2,500,000 in the aggregate.  If Allstate is not required to provide indemnity, Entrx would have no liability to Allstate.  Entrx has accrued $375,000 as a potential loss in connection with the Allstate matter and nothing has come to our attention that would require us to record a different estimate at March 31, 2009.

11.           Supplemental disclosures of cash flow information:

Cash paid for interest was $2,210 and $2,369 for the three months ended March 31, 2009 and 2008, respectively.

12.           Subsequent event

On May 4, 2009, the Company’s shareholders approved two proposals to amend Entrx’s Restated and Amended Certificate of Incorporation.  The first amendment effects a reverse 1-for-500 share stock split of Entrx’s common stock.  The second amendment effects a subsequent forward 500-for-1 share stock split of Entrx’s common stock.  The proposals have the effect of reducing the number of the Company’s shareholders from an estimated 2,350 to between 800 and 900, and the number of shareholders of record from approximately 520 to approximately 53, by cashing out fractional shares after the reverse stock split.  The shareholdings of a person owning 500 shares or more of Entrx in any one account is unaffected, while the shares held by persons owning less than 500 shares of Entrx in any one account will be bought out at the price of $0.35 per share.  The amendments will be effective with regards to shareholders of record at the close of business on May 15, 2009.  The Company estimates that 170,000 shares of common stock will be cashed-out related to the reverse and forward splits and therefore the amount of cash to be paid to the cashed-out shareholders will be approximately $60,000, which is immaterial to the Company’s cash balance and shareholder’s equity as of March 31, 2009.  On a pro-forma basis, the earnings per share amounts for the three months ended March 31, 2009 and 2008 would not change due to the reverse and forward splits.

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

General.  The Company provides insulation installation and removal services, including asbestos abatement services, primarily on the West Coast.  We also enter into contracts to repair and maintain existing insulation systems.  These maintenance contracts are generally awarded on a year to year basis, but are often renewed from year to year.  We also provide and erect scaffolding both with respect to our installation, removal and maintenance services and for others.  Through our wholly-owned subsidiary Metalclad Insulation Corporation, we provide these services to a wide range of industrial, commercial and public agency clients.  Insulation installation services include the installation of high- and low-temperature insulation on pipe, ducts, furnaces, boilers, and other types of industrial equipment and commercial applications.  Insulation removal services involve the removal of old insulation prior to the installation of new insulation or system demolition, including the removal and disposal of asbestos-containing products.  We fabricate specialty items for the insulation industry, and sell insulation material and accessories incidental to our services business to our customers as well as to other contractors.  A diverse list of clientele includes refineries, utilities, chemical/petrochemical plants, manufacturing facilities, commercial properties, office buildings and various governmental facilities.

Results of Operations:  Three Months Ended March 31, 2009 and 2008

Revenue

Revenue for the three months ended March 31, 2009 was $5,378,000, a decrease of 37.1% as compared to $8,557,000 for the three months ended March 31, 2008.  Revenues decreased during the three months ended March 31, 2009 as compared with the three months ended March 31, 2008 primarily as result of the Company performing non-recurring capital project work for major industrial clients in the three months ended March 31, 2008.  The decrease in oil prices during the fourth quarter of 2008 and the first quarter of 2009 caused some of these same customers who are in the oil refining business to tighten their budgets for both maintenance and capital project work in the three months ended March 31, 2009.

Approximately 42.3% of the revenues for the three months ended March 31, 2009 were from insulation maintenance contracts, which often continue from year to year.  This compares with 70.7% of our revenues being derived from insulation maintenance contracts in the three months ended March 31, 2008.  Approximately 39.3% of revenues in the three months ended March 31, 2009 were derived from insulation installation and removal projects, which are not normally continuing, but can go on for a year or more.  This compares with 25.1% of our revenues being derived from insulation installation and removal projects in the three months ended March 31, 2008.  These percentages are approximate because some installation and removal projects involve maintenance arrangements, and vice versa.  Approximately 12.7% of the revenues for the three months ended March 31, 2009 were from scaffolding contracts, which often continue from year to year.  The Company bids on hundreds of projects during any given year.  These projects range in value from a few hundred dollars to multi-million dollar projects, and the projects can last from a few hours up to over a year in duration.  The Company cannot predict what projects will be coming up for bid in any particular period, or whether it will be the winning bidder.  Accordingly, the Company is unable to determine if the revenue trends, or the allocation between maintenance contracts and installation and removal contracts, will continue.

Cost of Revenue and Gross Margin

Cost of revenue was $4,530,000 for the three months ended March 31, 2009, as compared to $7,131,000 for the three months ended March 31, 2008.  The gross margin percentage was approximately 15.8% for the three months ended March 31, 2009 as compared to 16.7% for the three months ended March 31, 2008.  The decrease in the gross margin percentage during the three months ended March 31, 2009, as compared with the three months ended March 31, 2008, is primarily the result of the decrease in revenues, and the fact that our fixed cost do not decrease in proportion to the decrease in those revenues.  While the gross margin percentage varies from job to job, insulation maintenance contracts generally have a lower gross margin percentage than insulation installation and removal contracts.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended March 31, 2009 were $864,000 as compared to $949,000 for the comparable period ended March 31, 2008, a decrease of 8.9%.  The decrease for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 was primarily due to decreases in the accrual for bonuses, legal fees and tax expense.  The overall decrease in selling, general and administrative costs was partially offset by an increase in salary expense.

Change in Allowance on Shareholder Note Receivable

Blake Capital Partners, LLC was current in the payment of interest on the shareholder note receivable through the payment due March 1, 2006.  The payment due September 1, 2006, however, was not made, and we were informed by Mr. Mills, the principal of Blake Capital Partners and guarantor on the note, that no payment should be expected in the foreseeable future.  For the year ended December 31, 2006, we increased our reserve against the note receivable from Blake Capital Partners, LLC (“Blake”) by $1,083,885 as a result of the non-payment of interest, bringing the net of the note receivable less the reserve down to $210,000, the approximate value of the collateral securing the note.  In April 2007, the Company canceled 500,000 shares of the Company’s common stock that were pledged as collateral on the note and applied the $115,000 value of the stock against the outstanding note balance.  The note was not repaid on the October 31, 2007 due date.  As of December 31, 2007 the Company adjusted the net book value of the note to $25,000, the approximate value of the collateral securing the note.  In December 2008, the Company received a notice from the United States Bankruptcy Court that Blake Capital Partners, LLC and Mr. Mills had filed for Chapter 7 bankruptcy.  The Company is exploring its opportunities to obtain proceeds from the sale of the 25,000 shares (250,000 shares before a one for ten share reverse stock split on April 30, 2008) of VioQuest Pharmaceuticals, Inc. common stock pledged as collateral on the note, but any proceeds are expected to be de minimis.  As such, the Company completely wrote-off the note from Blake Capital Partners, LLC as of December 31, 2008.

Gain on Disposal of Property, Plant and Equipment

Gain on the disposal of property plant and equipment was $0 and $12,000 for the three months ended March 31, 2009 and 2008, respectively.

Interest Income and Expense

Interest income for the three months ended March 31, 2009 was $5,000 as compared to interest income of $11,000 for the three months ended March 31, 2008.  Interest expense for the three months ended March 31, 2009 was $2,000 as compared to interest expense of $2,000 for the three months ended March 31, 2008.

Impairment Charge on Available-for-Sale Securities

The Company recognized impairment charges of $173,000 on its investment in Clearwire Corporation for the three months ended March 31, 2008.

Net Income

We had a net loss of $13,000 for the three months ended March 31, 2009 as compared to net income of $317,000 for the three months ended March 31, 2008.

Liquidity and Capital Resources

As of March 31, 2009, we had $2,823,000 in cash and cash equivalents and $272,000 in available-for-sale securities.  The Company had working capital of $6,437,000 as of March 31, 2009.  We own 19,057 shares (190,566 shares before a one for ten share reverse stock split on April 30, 2008) of the common stock of VioQuest Pharmaceuticals, Inc., the common stock of which is publicly traded on the OTC Bulletin Board under the symbol “VOQP”.  Of the 19,057 shares, 7,500 shares are subject to options exercisable by one current and two former members of our Board of Directors at $12.50 per share.  We also own 39,415 shares of Clearwire Corporation’s common stock (NASDAQ: CLWR) and 384,084 shares of Catalytic Solutions, Inc. common stock (AIM: CTSU).

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

Cash provided by operations was $826,000 for the three months ended March 31, 2009 compared with cash provided by operations of $1,231,000 for the three months ended March 31, 2008.  For the three months ended March 31, 2009 the positive cash flow from operations was primarily the result of a decrease in accounts receivable of $1,266,000, a decrease in prepaid expenses and other current assets of $105,000, a decrease in costs and estimated earnings in excess of billings on uncompleted contracts of $97,000 and an increase in billings in excess of costs and estimated earnings on uncompleted contracts of $94,000.  This positive cash flow was partially offset by a decrease in accounts payable and accrued expenses of $781,000.  For the three months ended March 31, 2008 the positive cash flow from operations was primarily the result of our $317,000 of net income and a decrease in accounts receivable of $1,052,000.  This positive cash flow was partially offset by an increase in costs and estimated earnings in excess of billings on uncompleted contracts of $283,000.

Net investing activities used $37,000 and $5,000 of cash in the three months ended March 31, 2009 and 2008, respectively.  For the three months ended March 31, 2009 and 2008, we used cash of $37,000 and $17,000, respectively, for capital expenditures, primarily at our subsidiary, Metalclad Insulation Corporation.  During the three months ended March 31, 2008, cash of $12,000 was provided by proceeds from sales of assets.

Cash used in financing activities totaled $45,000 for the three months ended March 31, 2009 compared with cash used in financing activities of $39,000 for the comparable period in 2008.  Payments on long-term borrowings used $45,000 and $39,000 of cash in the three months ended March 31, 2009 and 2008, respectively.

As of March 31, 2009, our subsidiary, Metalclad Insulation Corporation, employed approximately 144 hourly employees for insulation and asbestos/lead abatement contracting services, nearly all of whom are members of Local No. 5 - International Association of Heat and Frost Insulators and Allied Workers ("AFL-CIO") or Laborers Local Union 300, which makes hourly employees available to us.  Metalclad Insulation Corporation is a party to agreements with local chapters of various trade unions.  The number of hourly employees employed by us fluctuates depending upon the number and size of projects that we have under construction at any particular time.  It has been our experience that hourly employees are generally available for our projects, and we have continuously employed a number of hourly employees on various projects over an extended period of time.  We consider our relations with our hourly employees and the unions representing them to be good, and have not experienced any recent work stoppages due to strikes by such employees.  Additionally, many of the trade union agreements we are a party to include no strike, no work stoppage provisions.  The Company’s subsidiary, Metalclad Insulation Corporation, is one of a group of employers with a collective bargaining agreement with Local No. 5 - International Association of Heat and Frost Insulators and Allied Workers ("Local No. 5").  Our “Basic Agreement” with Local No. 5 of the International Association of Heat and Frost Insulators and Allied Workers expired in September 2008.  The “Basic Agreement” included a “Maintenance Agreement” as an addendum.  Metalclad Insulation Corporation and the other employers have agreed with the negotiating representatives of Local No. 5 for an extension of the expired contract while the parties continue their efforts to establish a new agreement.  The extension expires on June 28, 2009 at which point it becomes subject to termination upon 72 hour notice.  We continue to negotiate with Local 5 for a new Basic Agreement.  Negotiations seem to center around issues of compensation and the length of the new contract.  Approximately 95% of our hourly employees are covered by the Local No. 5 agreement.  An agreement with the Laborers Local 300 was signed in January 2007 and expires in December 2009.  Approximately 5% of our hourly employees are covered by the Labors Local 300 agreement.

The number of asbestos-related cases which have been initiated naming us (primarily our subsidiary, Metalclad Insulation Corporation) as a defendant have fluctuated from 265 in 2004, to 199 in 2005, to 232 in 2006, to 163 in 2007 and to 187 in 2008, but overall have exhibited a downward trend.  There were 51 new claims made in the first three months of 2009, compared to 40 in the first three months of 2008.  At December 31, 2004, 2005, 2006 and 2007, there were, respectively, approximately 710, 507, 404 and 222 cases pending.  As of December 31, 2008, there were 271 cases pending and as of March 31, 2009, there were 288 cases pending.  These claims are currently defended and covered by insurance.

We have closely monitored the trend of asbestos-related injury claims made against the Company over the past eight years.  That trend, on a year to year basis, has been somewhat erratic over the past three years, but has been generally downward over the past eight years.  We believe, however, that it is probable that a general downward trend will continue, although such continuance cannot be assured and we have seen an increase in the number of cases pending as of December 31, 2008 and March 31, 2009.  From 2001 through 2008, the annual average indemnity paid on over 3,000 resolved cases has fluctuated significantly, between a low of $14,504 in 2006 and a high of $54,946 in 2008, with an overall average over that period of approximately $20,900.  During this period, there has been no discernible upward or downward trend in indemnity payments.  The indemnity paid on the 34 cases resolved during the three months ended March 31, 2009 averaged $50,000.

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

As of December 31, 2008, we re-evaluated our estimates to take into account our experience in 2008, which was unfavorable compared to previous years.  Primarily as a result of an increase in the number of new cases commenced during 2008 which exceeded our previous estimates, we now estimate that there will be 877 asbestos-related injury claims made against the Company after December 31, 2008.  The 877, in addition to the 271 claims existing as of December 31, 2008, totaled 1,148 current and future claims.  Multiplying the average indemnity per resolved claim over the past eight years of $20,900, times 1,148, we projected the probable future indemnity to be paid on those claims after December 31, 2008 to be equal to approximately $24,000,000.  In addition, multiplying an estimated cost of defense per resolved claim of approximately $18,500 times 1,148, we projected the probable future defense costs to equal approximately $21,250,000.  Accordingly, our total estimated future asbestos-related liability at December 31, 2008 was $45,250,000.

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

Although defense costs are included in our insurance coverage, we expended $30,000 and $107,000 in the three months ended March 31, 2009 and 2008, respectively, to administer the asbestos claims and defend the ACE Lawsuit discussed below.  These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies.

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

We have determined that the minimum probable insurance coverage available to satisfy asbestos-related injury claims significantly exceeds our estimated future liability for such claims of $43,437,500 and $45,250,000 as of March 31, 2009 and December 31, 2008, respectively.  Accordingly, we have included $43,437,500 and $45,250,000 of such insurance coverage receivable as an asset on our March 31, 2009 and December 31, 2008 balance sheets, respectively.  Our determination assumes that the general trend of reducing asbestos-related injury claims will continue and that the average indemnity and direct legal costs of each resolved claim will not materially increase.  The determination also assumes that the insurance companies remain solvent and live up to what we believe is their obligation to continue to cover our exposure with regards to these claims.  Several affiliated insurance companies have brought a declaratory relief action against our subsidiary, Metalclad, as well as a number of other insurers, to resolve certain coverage issues, as discussed below.  Regardless of our best estimates of liability for current and future asbestos-related claims, the liability for these claims could be higher or lower than estimated by amounts which are not predictable.  We, of course, cannot give any assurance that our liability for such claims will not ultimately exceed our available insurance coverage.  We believe, however, that our current insurance is adequate to satisfy additional liability that is reasonably possible in the event actual losses exceed our estimates.  We will update our estimates of liability and insurance coverage in future filings with the Securities and Exchange Commission, as events occur which would cause us to believe that those estimates need revision, based upon the subsequent claim experience, using the methodology we have employed.

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

The Company projects that cash flow generated through the operation of its subsidiary, Metalclad Insulation Corporation, and the Company’s net cash assets as of March 31, 2009 will be sufficient to meet the Company’s cash requirements for at least the next twelve months.

Significant Accounting Policies

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our annual report for the year ended December 31, 2008.  The accounting policies used in preparing our interim 2009 consolidated condensed financial statements are the same as those described in our annual report.

Our critical accounting policies are those both having the most impact to the reporting of our financial condition and results, and requiring significant judgments and estimates.  Our critical accounting policies include those related to (a) revenue recognition, (b) valuation of investments, (c) allowances for uncollectible accounts receivable, (d) judgments and estimates used in determining the amount of our asbestos liability, and (e) evaluation and estimates of our probable insurance coverage for asbestos-related claims.  Revenue recognition for fixed price insulation installation and asbestos abatement contracts are accounted for by the percentage-of-completion method, wherein costs and estimated earnings are included in revenues as the work is performed.  If a loss on a fixed price contract is indicated, the entire amount of the estimated loss is accrued when known.  Revenue recognition on time and material contracts is recognized based upon the amount of work performed.  We have made investments in companies which can still be considered to be in the startup or development stages.  We monitor these investments for impairment considering factors such as the severity and duration of any decline in fair value, our ability and intent to retain our investment for a period of time sufficient to allow for a recovery of market value and based on the financial condition and near-term prospects of these companies.  We make appropriate reductions in carrying values if we determine an impairment charge is required.  These investments are inherently risky, as the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize.  Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future.  The estimated allowance for uncollectible amounts is based primarily on our evaluation of the financial condition of the customer.  Future changes in the financial condition of a customer may require an adjustment to the allowance for uncollectible accounts receivable.  We have estimated the probable amount of future claims related to our asbestos liability and the probable amount of insurance coverage related to those claims.  We offset proceeds received from our insurance carriers resulting from claims of personal injury allegedly related to asbestos exposure against the payment issued to the plaintiff.  The cash from the insurance company goes directly to the plaintiff, so we never have access to this cash.  We never have control over any of the funds the insurance company issues to the plaintiff.  Once a claim is settled, payment of the claim is normally made by the insurance carrier or carriers within 30 to 60 days.  Changes in any of the judgments and estimates could have a material impact on our financial condition and results of operations.

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

We conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on this evaluation our chief executive officer and chief financial officer have concluded that, as of March 31, 2009, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting for the three-months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The number of asbestos-related cases which have been initiated naming us (primarily our subsidiary, Metalclad Insulation Corporation) as a defendant fluctuated from 265 in 2004, to 199 in 2005, to 232 in 2006, to 163 in 2007 and to 187 in 2008, but overall have exhibited a downward trend.  At December 31, 2004, 2005, 2006 and 2007, there were, respectively, approximately 710, 507, 404 and 222 cases pending.  As of December 31, 2008, there were 271 cases pending and as of March 31, 2009 there were 288 cases pending.  These claims are currently defended and covered by insurance.

Set forth below is a table for the years ended December 31, 2005, 2006, 2007, 2008 and the three months ended March 31, 2009, which sets forth for each such period the approximate number of asbestos-related cases filed, the number of such cases resolved by dismissal or by trial, the number of such cases resolved by settlement, the total number of resolved cases, the number of filed cases pending at the end of such period, the total indemnity paid on all resolved cases, the average indemnity paid on all settled cases and the average indemnity paid on all resolved cases:

	2005		2006	2007		2008	Three Months Ended March 31, 2009
New cases filed	199		232	163		187	51
Defense judgments and dismissals	294	(3)	253	292	(3)	109	28
Plaintiff judgments and Settled cases	108		82	53		29	6
Total resolved cases (1)	402	(3)	335	345	(3)	138	34
Pending cases (1)	507	(2,3)	404	222	(3)	271	288
Total indemnity payments	$8,513,750		$4,858,750	$7,974,500		$7,582,550	$1,700,000
Average indemnity paid on plaintiff judgments and settled cases	$78,831		$59,253	$150,462		$261,467	$283,333
Average indemnity paid on all resolved cases	$21,178	(2)	$14,504	$23,114		$54,946	$50,000

(1)	Total resolved cases includes, and the number of pending cases excludes, cases which have been settled but which have not been closed for lack of final documentation or payment.
(2)
The average indemnity paid on resolved cases does not include, and the number of pending cases includes, a jury award rendered on March 22, 2005 and a judgment on that award rendered on April 4, 2005, finding Metalclad Insulation Corporation liable for $1,117,000 in damages, which is covered by insurance.  The judgment is being appealed by our insurer.

(3)
80 cases which had been previously counted in error are included in “Defense judgments and dismissals” and “Total resolved cases” during 2005.  Included in the decrease from 404 cases pending at December 31, 2006 to 222 cases pending at December 31, 2007, were 53 cases which had been previously counted in error and are included in “Defense judgments and dismissals” and “Total resolved cases”, so that the actual decrease for the year ended December 31, 2007 was 129 cases.

We have closely monitored the trend of asbestos-related injury claims made against the Company over the past eight years.  That trend, on a year to year basis, has been somewhat erratic over the past three years, but has been generally downward over the past eight years.  We believe, however, that it is probable that a general downward trend will continue, although such continuance cannot be assured and we have seen an increase in the number of cases pending as of December 31, 2008 and March 31, 2009.  From 2001 through 2008, the annual average indemnity paid on over 3,000 resolved cases has fluctuated significantly, between a low of $14,504 in 2006 and a high of $54,946 in 2008, with an overall average over that period of approximately $20,900.  During this period, there has been no discernible upward or downward trend in indemnity payments.  The indemnity paid on the 34 cases resolved during the three months ended March 31, 2009 averaged $50,000.

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

As of December 31, 2008, we re-evaluated our estimates to take into account our experience in 2008, which was unfavorable compared to previous years.  Primarily as a result of an increase in the number of new cases commenced during 2008 which exceeded our previous estimates, we now estimate that there will be 877 asbestos-related injury claims made against the Company after December 31, 2008.  The 877, in addition to the 271 claims existing as of December 31, 2008, totaled 1,148 current and future claims.  Multiplying the average indemnity per resolved claim over the past eight years of $20,900, times 1,148, we projected the probable future indemnity to be paid on those claims after December 31, 2008 to be equal to approximately $24,000,000.  In addition, multiplying an estimated cost of defense per resolved claim of approximately $18,500 times 1,148, we projected the probable future defense costs to equal approximately $21,250,000.  Accordingly, our total estimated future asbestos-related liability at December 31, 2008 was $45,250,000.

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

Although defense costs are included in our insurance coverage, we expended $30,000 and $107,000 in the three months ended March 31, 2009 and 2008, respectively, to administer the asbestos claims and defend the ACE Lawsuit discussed below.  These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies.

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

We have determined that the minimum probable insurance coverage available to satisfy asbestos-related injury claims significantly exceeds our estimated future liability for such claims of $43,437,500 and $45,250,000 as of March 31, 2009 and December 31, 2008, respectively.  Accordingly, we have included $43,437,500 and $45,250,000 of such insurance coverage receivable as an asset on our March 31, 2009 and December 31, 2008 balance sheets, respectively.  Our determination assumes that the general trend of reducing asbestos-related injury claims will continue and that the average indemnity and direct legal costs of each resolved claim will not materially increase.  The determination also assumes that the insurance companies remain solvent and live up to what we believe is their obligation to continue to cover our exposure with regards to these claims.  Several affiliated insurance companies have brought a declaratory relief action against our subsidiary, Metalclad, as well as a number of other insurers, to resolve certain coverage issues, as discussed below.  Regardless of our best estimates of liability for current and future asbestos-related claims, the liability for these claims could be higher or lower than estimated by amounts which are not predictable.  We, of course, cannot give any assurance that our liability for such claims will not ultimately exceed our available insurance coverage.  We believe, however, that our current insurance is adequate to satisfy additional liability that is reasonably possible in the event actual losses exceed our estimates.  We will update our estimates of liability and insurance coverage in future filings with the Securities and Exchange Commission, as events occur which would cause us to believe that those estimates need revision, based upon the subsequent claim experience, using the methodology we have employed.

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

ENTRX CORPORATION

Date: May 13, 2009	By:	/s/Peter L. Hauser
Peter L. Hauser
Chief Executive Officer

Date: May 13, 2009	By:	/s/Brian D. Niebur
Brian D. Niebur
Chief Financial Officer
(Principal Accounting Officer)