Form 10-Q
period 2009-06-30
ENTRX CORP
filed 2009-08-12
CIK 13547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 7, 2009, the registrant had 7,416,211 shares outstanding of its Common Stock, $.10 par value.

ENTRX CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

References to “we”, “us”, “our”, “the registrant” and “the Company” in this quarterly report on Form 10-Q shall mean or refer to Entrx Corporation and its consolidated subsidiary, Metalclad Insulation Corporation, unless the context in which those words are used would indicate a different meaning.

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements
ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,610,504	$2,078,666
Available-for-sale securities	227,080	296,266
Accounts receivable, less allowance for doubtful accounts of $80,000 as of June 30, 2009 and December 31, 2008	3,133,743	5,697,084
Costs and estimated earnings in excess of billings on uncompleted contracts	969,745	1,067,384
Inventories	134,272	115,670
Prepaid expenses and other current assets	97,833	292,957
Insurance claims receivable	6,800,000	7,250,000
Other receivables	142,118	138,229
Total current assets	15,115,295	16,936,256

Property, plant and equipment, net	301,961	369,981
Insurance claims receivable	34,825,000	38,000,000
Other assets	46,620	46,620
	$50,288,876	$55,352,857

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$134,456	$153,290
Accounts payable	388,351	999,737
Accrued expenses	1,330,263	1,942,453
Reserve for asbestos liability claims	6,800,000	7,250,000
Billings in excess of costs and estimated earnings on uncompleted contracts	182,394	100,615
Total current liabilities	8,835,464	10,446,095

Long-term debt, less current portion	76,291	140,602
Reserve for asbestos liability claims	34,825,000	38,000,000
Total liabilities	43,736,755	48,586,697

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $1; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.10; 80,000,000 shares authorized; 7,416,211 and 7,656,147 issued and outstanding at June 30, 2009 and December 31, 2008, respectively	787,101	811,095
Additional paid-in capital	69,764,897	69,831,881
Accumulated deficit	(64,024,974)	(63,876,816)
Accumulated other comprehensive income	25,097	-
Total shareholders’ equity	6,552,121	6,766,160
	$50,288,876	$55,352,857

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Contract revenues	$5,111,587	$5,203,348	$10,489,836	$13,760,098

Contract costs and expenses	4,317,251	4,192,696	8,847,511	11,323,660

Gross margin	794,336	1,010,652	1,642,325	2,436,438

Operating expenses:
Selling, general and administrative	837,768	863,533	1,701,543	1,812,035
Change in allowance on shareholder note receivable	-	8,750	-	16,250
Gain on disposal of property, plant and equipment	-	(2,700)	-	(14,550)
Total operating expenses	837,768	869,583	1,701,543	1,813,735

Operating income (loss)	(43,432)	141,069	(59,218)	622,703

Interest income	5,000	10,585	9,533	21,112
Interest expense	(1,980)	(1,281)	(4,190)	(3,650)
Impairment charge on available-for-sale securities	(94,283)	(12,056)	(94,283)	(185,209)

Net income (loss)	(134,695)	138,317	(148,158)	454,956

Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale securities	(45,088)	(79,257)	(69,185)	(41,618)
Reclassification adjustment for unrealized losses on available-for-sale securities recognized in net income	94,283	12,056	94,283	185,209

Comprehensive income (loss)	$(85,500)	$71,116	$(123,060)	$598,547

Weighted average number of common shares — basic and diluted	7,640,884	7,656,147	7,648,473	7,650,213

Net income (loss) per share of common stock — basic and diluted	$(0.02)	$0.02	$(0.02)	$0.06

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2009	2008
	(unaudited)

Cash flows from operating activities:
Net income (loss)	$(148,158)	$454,956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108,222	100,524
Gain on disposal of property, plant and equipment	-	(14,550)
Impairment charge on investments	94,283	185,209
Common stock issued for services	17,500	14,000
Allowance on shareholder note receivable	-	16,250
Changes in operating assets and liabilities:
Accounts receivable	2,563,341	2,081,358
Costs and estimated earnings in excess of billings on uncompleted contracts	97,639	(272,655)
Inventories	(18,602)	(196,022)
Prepaid expenses and other current assets	195,124	194,067
Other receivables	(3,889)	(148,943)
Other assets	-	123,402
Accounts payable and accrued expenses	(1,223,576)	(808,878)
Billings in excess of costs and estimated earnings on uncompleted contracts	81,779	55,300
Net cash provided by operating activities	1,763,663	1,784,018

Cash flows from investing activities:
Capital expenditures	(40,202)	(1,466)
Net cash used in investing activities	(40,202)	(1,466)

Cash flows from financing activities:
Payments on long-term debt	(83,145)	(71,614)
Repurchases of common stock	(108,478)	-
Net cash used in financing activities	(191,623)	(71,614)

Increase in cash and cash equivalents	1,531,838	1,710,938
Cash and cash equivalents at beginning of period	2,078,666	1,444,883
Cash and cash equivalents at end of period	$3,610,504	$3,155,821

Non-cash investing and financing activities:
Acquisition of property, plant and equipment in exchange for notes payable	$-	$132,072

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2009 and 2008
(Unaudited)

1.           The accompanying unaudited consolidated financial statements of Entrx Corporation and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America.  In the opinion of management all adjustments, consisting of normal recurring items, necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

2.           The income per share amounts for the three and six months ended June 30, 2009 and 2008, were computed by dividing the net income by the weighted average shares outstanding during the applicable period.  Dilutive common equivalent shares have not been included in the computation of diluted income per share because their inclusion would be antidilutive.

All stock options and warrants were anti-dilutive for the three and six months ended June 30, 2009.  Common share equivalents are anti-dilutive in periods where the Company generates a net loss.  For the three and six months ended June 30, 2008 all stock options and warrants were anti-dilutive because their respective exercise prices were greater than the average market price of the common stock.

3.           On May 4, 2009, the Company’s shareholders approved two proposals to amend Entrx’s Restated and Amended Certificate of Incorporation.  The first amendment effected a reverse 1-for-500 share stock split of Entrx’s common stock.  The second amendment effected a subsequent forward 500-for-1 share stock split of Entrx’s common stock.  The proposals had the effect of reducing the number of the Company’s shareholders from an estimated 2,350 to between 800 and 900, and the number of shareholders of record from approximately 520 to approximately 53, by cashing out fractional shares after the reverse stock split.  The shareholdings of a person owning 500 shares or more of Entrx in any one account was unaffected, while the shares held by persons owning less than 500 shares of Entrx in any one account were bought out at the price of $0.35 per share.  The amendments were effective with regards to shareholders of record at the close of business on May 15, 2009.  There were 309,936 shares of common stock cashed-out related to the reverse and forward splits and therefore the amount of cash paid to the cashed-out shareholders was approximately $108,000.

4.           Investments held by the Company are classified as available-for-sale securities.  Available-for-sale securities are reported at fair value with all unrealized gains or losses included in other comprehensive income (loss).  The fair value of the securities was determined by quoted market prices of the underlying security (Level 1 intruments under the three level fair-value hierarchy established under FASB ASC 820-10-35-40).  For purposes of determining gross realized gains (losses), the cost of available-for-sale securities is based on specific identification.

	Aggregate fair value	Gross unrealized gains	Gross unrealized losses	Cost
Available for sale securities – June 30, 2009	$227,080	$25,097	$-	$201,983
Available for sale securities – December 31, 2008	$296,266	$-	$-	$296,266

As of June 30, 2009, the fair value, unrealized gain or loss and cost of each available-for-sale investment held by the Company is as follows:

Description of Security	Fair Value	Unrealized Gain	Unrealized Loss	Cost
Catalytic Solutions, Inc.	$7,000	$-	$-	$7,000
VioQuest Pharmaceuticals, Inc.	2,116	1,449	-	667
Clearwire Corporation	217,964	23,648	-	194,316
Total	$227,080	$25,097	$-	$201,983

On an ongoing basis, the Company evaluates its investments in available-for-sale securities to determine if a decline in fair value is other-than-temporary such that the change should be reflected in the Company’s financial statements.  When a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

Considering the severity and duration of the declines in fair value and the financial condition and near-term prospects of our investments, we recognized an other than temporary impairment charge of $94,283 on our investment in Catalytic Solutions, Inc. for the three and six months ended June 30, 2009.  We also recognized an other than temporary impairment charge in the amount of $173,153 on our investment in Clearwire Corporation for the six months ended June 30, 2008 and an other than temporary impairment charge in the amount of $12,056 on our investment in VioQuest Pharmaceuticals, Inc. for the three and six months ended June 30, 2008.

The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2009.

	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable equity securities	$227,080	$-	$-	$-	$227,080	$-
Total	$227,080	$-	$-	$-	$227,080	$-

5.           Inventories, which consist principally of insulation products and related materials, are stated at the lower of cost (determined on the first-in, first-out method) or market.

6.      Blake Capital Partners, LLC (“Blake”) was in default of the payment of principal and interest on the shareholder note receivable.  For the three and six months ended June 30, 2008, we increased our reserve against the note receivable from Blake by $8,750 and $16,250, respectively to approximate the value of the collateral securing the note.  In December 2008, the Company received a notice from the United States Bankruptcy Court that Blake had filed for Chapter 7 bankruptcy.  The Company is exploring its opportunities to obtain proceeds from the sale of the 25,000 shares (250,000 shares before a one for ten share reverse stock split on April 30, 2008) of VioQuest Pharmaceuticals, Inc. common stock pledged as collateral on the note, but any proceeds are expected to be de minimis.  As such, the Company completely wrote-off the note from Blake as of December 31, 2008.

7.         Accrued expenses consist of the following:

	June 30, 2009	December 31, 2008
Wages, bonuses and payroll taxes	$451,164	$1,014,893
Union dues	221,395	316,290
Accounting and legal fees	30,000	30,000
Insurance	73,857	35,015
Insurance settlement reserve	375,000	375,000
Taxes	24,617	-
Other	154,230	171,255
	$1,330,263	$1,942,453

8.           As more fully described in our Annual Report on Form 10-K for the year ended December 31, 2008, the Company has granted stock options over the years to employees and directors under various stockholder approved stock option plans.  At June 30, 2009, options to purchase 1,822,500 shares of the Company’s common stock were outstanding.  No stock options were granted during the first six months of 2009 or 2008.  Stock options expiring during the first six months of 2009 and 2008 were 283,400 and 82,730, respectively.  Stock warrants expiring in the first six months of 2008 were 50,000.

9.           Sales to significant customers were as follows:

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Jacobs Field Services North America, Inc.	$71,000	1.4%	$1,173,000	22.6
Matrix Service, Inc.	0	0.0	544,000	10.5
ConocoPhillips Company	0	0.0	740,000	14.2
High Desert Power Project LLC	565,000	11.1	0	0.0
BP West Coast Products LLC	817,000	16.0	488,000	9.4

	Six Months Ended June 30, 2009		Six Months Ended June 30, 2008
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Jacobs Field Services North America, Inc.	$620,000	5.9%	$2,364,000	17.2%
ARB, Inc.	2,000	0.0	1,921,000	14.0
NRG Energy	1,549,000	14.8	373,000	2.7
BP West Coast Products LLC	1,720,000	16.4	2,673,000	19.4

Significant accounts receivable were as follows:

	June 30, 2009		December 31, 2008
	Accounts Receivable	% of Total Accounts Receivable	Accounts Receivable	% of Total Accounts Receivable
Black & Veatch	$0	0.0%	$1,054,000	18.5%
Jacobs Field Services North America, Inc.	61,000	1.9	840,000	14.7
Critchfield Mechanical Inc. of So. California	357,000	11.4	131,000	2.3
High Desert Power Project LLC	372,000	11.9	288,000	5.1

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.  SFAS No. 161 amends and expands upon the disclosure requirements for derivative financial instruments and for hedging activities required under FASB Statement No. 133 to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative financial instruments, how derivative financial instruments are accounted for under Statement 133 and its related interpretations, and how derivative financial instruments affect an entity’s financial position, financial performance, and results of operations.  SFAS No. 161 is effective for financial statement and interim periods beginning after November 15, 2008.  The adoption of SFAS No. 161 had no material effect on the Company’s financial statements and disclosures.

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

On April 9, 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-1 and APB 28-1, which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments (SFAS 107) to require entities to disclose, among other things, the methods and significant assumptions used to estimate the fair value of financial instruments in both interim and annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting (Opinion 28), to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim and annual periods ending after June 15, 2009.  The Company adopted FSP FAS 107-1 and APB 28-1 on April 1, 2009.  The additional required interim fair value disclosures are included in Note 4.

Also on April 9, 2009, the FASB issued FSP FAS 115-2, Recognition and Presentation of Other-Than-Temporary Impairments.  FSP FAS 115-2 amends the other-than-temporary impairment (OTTI) guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to OTTI of equity securities.  The FSP requires that an entity disclose information for interim and annual periods that enables users of its financial statements to understand the types of available-for-sale and held-to maturity debt and equity securities held, including information about investments in an unrealized loss position for which an OTTI has or has not been recognized.  The FSP is effective for interim and annual reporting periods ending after June 15, 2009.  Entrx adopted FSP FAS 115-2 as of April 1, 2009.  The additional required disclosures are included in Note 4.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“FAS 165”) [ASC 855-10-05], which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  FAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected.  FAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, we adopted this Standard during the second quarter of 2009.  FAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued.  We have evaluated subsequent events through the time of these financial statements being available for issuance with the SEC on August 10, 2009.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”) [ASC 810-10], which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  FAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  FAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity.  FAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement.  FAS 167 is effective for fiscal years beginning after November 15, 2009.  We have not completed our assessment of the impact FAS 167 will have on our financial condition, results of operations or cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162 (“FAS 168”).  This Standard establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded.  The Codification is effective for us in the third quarter of 2009, and accordingly, our Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the primary source of authoritative literature.

11.           The number of asbestos-related cases which have been initiated naming us (primarily our subsidiary, Metalclad Insulation Corporation) as a defendant have fluctuated from 265 in 2004, to 199 in 2005, to 232 in 2006, to 163 in 2007 and to 187 in 2008, but overall have exhibited a downward trend.  There were 112 new claims made in the first six months of 2009, compared to 86 in the first six months of 2008.  At December 31, 2004, 2005, 2006 and 2007, there were, respectively, approximately 710, 507, 404 and 222 cases pending.  As of December 31, 2008, there were 271 cases pending and as of June 30, 2009, there were 289 cases pending.  These claims are currently defended and covered by insurance.

We have closely monitored the historical trend of asbestos-related injury claims made against the Company.  That trend, on a year to year basis, has been somewhat erratic over the past three years, but has been generally downward since 2001, when 725 cases were commenced.  Since 2005, the number of cases brought has leveled off somewhat, and in 2008 the number of cases brought exceeded the number of cases brought in 2007 by 24 (approximately a 15% increase).  For the first six months of this year, there have been 112 cases brought, as compared to 187 cases brought all last year.  This represents what we believe to be a short-term increase of cases being brought, possibly as the result of what we perceive to be an increase in the advertising campaigns being waged by attorneys seeking plaintiffs in asbestos-related injury cases.  If that is the case, in the future we should see a resumption in the downward trend in the number of cases brought, although such resumption may not occur, and the trend may become more difficult to ascertain.

From 2001 through 2008, the annual average indemnity paid on over 3,000 resolved cases has fluctuated significantly, between a low of $14,504 in 2006 and a high of $54,946 in 2008, with an overall average over that period of approximately $20,900.  During this period, there has been no discernible upward or downward trend in indemnity payments.  The indemnity paid on the 94 cases resolved during the six months ended June 30, 2009, however, averaged $24,734.  The quarter ended June 30, 2009, reflected an average indemnity per resolved case of $10,417, down significantly from the $50,000 average of the first quarter of this year.  We believe that the sympathies of juries, the aggressiveness of the plaintiffs’ bar and the declining base of potential defendants as the result of business failures, have tended to increase payments on resolved cases.  This tendency, we believe, has been mitigated by the declining pool of claimants resulting from death, and the likelihood that the most meritorious claims have been ferreted out by plaintiffs’ attorneys and that the newer cases being brought are not as meritorious nor do they have as high a potential for damages as do cases which were brought earlier.  We have no reason to believe, therefore, that the average future indemnity payments will increase materially in the future.

In addition, direct defense costs per resolved claim have increased from a low of $8,514 in 2003 to a high of $44,359 in 2008.  The weighted average defense cost per resolved claim from 2005 through 2008 was $18,233.  We believe that these defense costs increased as a result of a change in legal counsel in 2004, and the more aggressive defense posture taken by new legal counsel since that change.  Due to this aggressive defensive posture, the new claims against the Company have tended to have a greater potential liability and therefore require more resources to defend.  We are currently projecting those costs to be approximately $18,500 per claim.

Early in 2008 we estimated that our liability for current and future asbestos-related claims at December 31, 2008 would be approximately $29,000,000.  This amounted to a $7,000,000 reduction from the $36,000,000 liability we estimated as of December 31, 2007, or a $1,750,000 reduction per quarter in 2008.  As of December 31, 2008, we re-evaluated our estimates to take into account our experience in 2008, which was unfavorable compared to previous years.  Primarily as a result of an increase in the number of new cases commenced during 2008 which exceeded our previous estimates, we now estimate that there will be 877 asbestos-related injury claims made against the Company after December 31, 2008.  The 877, in addition to the 271 claims existing as of December 31, 2008, totaled 1,148 current and future claims.  Multiplying the average indemnity per resolved claim since 2001 of $20,900, times 1,148, we projected the probable future indemnity to be paid on those claims after December 31, 2008 to be approximately $24,000,000.  In addition, multiplying an estimated cost of defense per resolved claim of approximately $18,500 times 1,148, we projected the probable future defense costs to be approximately $21,250,000.  Accordingly, our total estimated future asbestos-related liability at December 31, 2008 was $45,250,000.

We intend to re-evaluate our estimate of future liability for asbestos claims and defense costs at the end of each fiscal year, or whenever actual results are materially different from our estimates, integrating our actual experience in that fiscal year with that of prior fiscal years since 2001.  We estimate that the effects of economic inflation on either the average indemnity payment or the projected direct legal expenses will be approximately equal to a discount rate applied to our future liability based upon the time value of money.

Although defense costs are included in our insurance coverage, we expended $29,000 and $66,000 in the three and six months ended June 30, 2009, respectively, and $39,000 and $104,000 in the three and six months ended June 30, 2008, respectively, to administer the asbestos claims and defend the ACE Lawsuit discussed below.  These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies.

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

We have determined that the minimum probable insurance coverage available to satisfy asbestos-related injury claims significantly exceeds our estimated future liability for such claims of $41,625,000 and $45,250,000 as of June 30, 2009 and December 31, 2008, respectively.  Accordingly, we have included $41,625,000 and $45,250,000 of such insurance coverage receivable as an asset on our June 30, 2009 and December 31, 2008 balance sheets, respectively.  Our determination assumes that the general trend of reducing asbestos-related injury claims will continue and that the average indemnity and direct legal costs of each resolved claim will not materially increase.  The determination also assumes that the insurance companies remain solvent and live up to what we believe is their obligation to continue to cover our exposure with regards to these claims.  Several affiliated insurance companies have brought a declaratory relief action against our subsidiary, Metalclad, as well as a number of other insurers, to resolve certain coverage issues, as discussed below.  Regardless of our best estimates of liability for current and future asbestos-related claims, the liability for these claims could be higher or lower than estimated by amounts which are not predictable.  We, of course, cannot give any assurance that our liability for such claims will not ultimately exceed our available insurance coverage.  We believe, however, that our current insurance is adequate to satisfy additional liability that is reasonably possible in the event actual losses exceed our estimates.  We will update our estimates of liability and insurance coverage in future filings with the Securities and Exchange Commission, as events occur which would cause us to believe that those estimates need revision, based upon the subsequent claim experience, using the methodology we have employed.

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

In June 2004, Metalclad Insulation Corporation, our wholly owned subsidiary, and Entrx Corporation, entered into a Settlement Agreement and Full Policy Release (the “Agreement”) releasing Allstate Insurance Company from its policy obligations for a broad range of claims arising from injury or damage which may have occurred during the period March 15, 1980 to March 15, 1981, under an umbrella liability policy (the “Policy”).  The Policy provided limits of $5,000,000 in the aggregate and per occurrence.  Allstate claimed that liability under the Policy had not attached, and that regardless of that fact, an exclusion in the Policy barred coverage for virtually all claims of bodily injury from exposure to asbestos, which is of primary concern to Metalclad Insulation Corporation.  Metalclad Insulation Corporation took the position that such asbestos coverage existed.  The parties to the Agreement reached a compromise, whereby Metalclad Insulation Corporation received $2,500,000 in cash, and Metalclad Insulation Corporation and Entrx Corporation agreed to indemnify and hold harmless the insurer from all claims which could be alleged against the insurer respecting the policy, limited to $2,500,000 in amount.  Based on past experience related to asbestos insurance coverage, we believe that the Agreement we entered into in June 2004, will result in a probable loss contingency for future insurance claims based on the indemnification provision in the Agreement.  Although we are unable to estimate the exact amount of the loss, we believe at this time the reasonable estimate of the loss will not be less than $375,000 or more than $2,500,000 (the $2,500,000 represents the maximum loss we would have based on the indemnification provision in the Agreement).  Based on the information available to us, no amount in this range appears at this time to be a better estimate than any other amount.  The $375,000 estimated loss contingency noted in the above range represents 15% of the $2,500,000 we received and is based upon our attorney’s informal and general inquiries to an insurance company of the cost for us to purchase an insurance policy to cover the indemnification provision we entered into.  The ACE Lawsuit may result in our incurring costs in connection with obligations we may have to indemnify Allstate under the Settlement Agreement.  Allstate, in a cross-complaint filed against Metalclad Insulation Corporation in October, 2005, asked the court to determine the Company’s obligation to assume and pay for the defense of Allstate in the ACE Lawsuit under the Company’s indemnification obligations in the Settlement Agreement.  The Company is taking the position that it has no legal obligation to assume or pay for such defense. If Allstate is required to provide indemnity for Entrx’s asbestos-related lawsuits, it is likely that Entrx would have to indemnify Allstate for asbestos-related claims that it defends up to $2,500,000 in the aggregate.  If Allstate is not required to provide indemnity, Entrx would have no liability to Allstate.  Entrx has accrued $375,000 as a potential loss in connection with the Allstate matter and nothing has come to our attention that would require us to record a different estimate at June 30, 2009.

12.           Supplemental disclosures of cash flow information:

Cash paid for interest was $4,000 and $4,000 for the six months ended June 30, 2009 and 2008, respectively.

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

General.  The Company provides insulation installation and removal services, including asbestos abatement services, primarily on the West Coast.  We also enter into contracts to repair and maintain existing insulation systems.  These maintenance contracts are generally awarded on a year to year basis, but are often renewed from year to year.  We also provide and erect scaffolding both with respect to our installation, removal and maintenance services, and for others.  Through our wholly-owned subsidiary Metalclad Insulation Corporation, we provide these services to a wide range of industrial, commercial and public agency clients.  Insulation installation services include the installation of high- and low-temperature insulation on pipe, ducts, furnaces, boilers, and other types of industrial equipment and commercial applications.  Insulation removal services involve the removal of old insulation prior to the installation of new insulation or system demolition, including the removal and disposal of asbestos-containing products.  We fabricate specialty items for the insulation industry, and sell insulation material and accessories incidental to our services business to our customers as well as to other contractors.  A diverse list of clientele includes refineries, utilities, chemical/petrochemical plants, manufacturing facilities, commercial properties, office buildings and various governmental facilities.

Results of Operations:  Three and Six Months Ended June 30, 2009 and 2008

Revenue

Revenue for the three months ended June 30, 2009 was $5,112,000, a decrease of 1.8% as compared to $5,203,000 for the three months ended June 30, 2008.  Revenue for the six months ended June 30, 2009 was $10,490,000, a decrease of 23.8% as compared to $13,760,000 for the six months ended June 30, 2008.  Revenues decreased during the three and six months ended June 30, 2009 as compared with the three and six months ended June 30, 2008 primarily as result of the Company performing non-recurring capital project work for major industrial clients in the three and six months ended June 30, 2008.  The decrease in oil prices during the fourth quarter of 2008 and the first quarter of 2009 caused some of these same customers who are in the oil refining business to tighten their budgets for both maintenance and capital project work in the three and six months ended June 30, 2009.

Approximately 60% and 51% of the revenues for the three and six months ended June 30, 2009, respectively, were from insulation maintenance contracts, which often continue from year to year.  This compares with 65% and 68% of our revenues being derived from insulation maintenance contracts in the three and six months ended June 30, 2008, respectively.  Approximately 27% and 34% of revenues in the three and six months ended June 30, 2009, respectively, were derived from insulation installation and removal projects, which are not normally continuing, but can go on for a year or more.  This compares with 35% and 32% of our revenues being derived from insulation installation and removal projects in the three and six months ended June 30, 2008, respectively.  These percentages are approximate because some installation and removal projects involve maintenance arrangements, and vice versa.  Approximately 9% and 11% of the revenues for the three and six months ended June 30, 2009 were from scaffolding contracts, which often continue from year to year.  The Company bids on hundreds of projects during any given year.  These projects range in value from a few hundred dollars to multi-million dollar projects, and the projects can last from a few hours up to over a year in duration.  The Company cannot predict what projects will be coming up for bid in any particular period, or whether it will be the winning bidder.  Accordingly, the Company is unable to determine if the revenue trends, or the allocation between maintenance contracts and installation and removal contracts, will continue.

Cost of Revenue and Gross Margin

Cost of revenue was $4,317,000 for the three months ended June 30, 2009, as compared to $4,193,000 for the three months ended June 30, 2008.  Cost of revenue was $8,848,000 for the six months ended June 30, 2009, as compared to $11,324,000 for the six months ended June 30, 2008.  The gross margin percentage was approximately 15.5% for the three months ended June 30, 2009 as compared to 19.4% for the three months ended June 30, 2008.  The gross margin percentage was approximately 15.7% for the six months ended June 30, 2009 as compared to 17.7% for the six months ended June 30, 2008.  The decrease in the gross margin percentage during the three and six months ended June 30, 2009, as compared with the three and six months ended June 30, 2008, is primarily the result of the decrease in revenues, and the fact that our fixed costs do not decrease in proportion to the decrease in those revenues.  While the gross margin percentage varies from job to job, insulation maintenance contracts generally have a lower gross margin percentage than insulation installation, insulation removal and scaffolding contracts.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended June 30, 2009 were $838,000 as compared to $864,000 for the comparable period ended June 30, 2008, a decrease of 3.0%.  Selling, general and administrative expenses for the six months ended June 30, 2009 were $1,702,000 as compared to $1,812,000 for the comparable period ended June 30, 2008, a decrease of 6.1%.  The decreases for the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008 was primarily due to decreases in the accrual for bonuses, legal fees and tax expense.  The overall decrease in selling, general and administrative costs was partially offset by an increase in bad debt expense and shareholder reporting expense.

Change in Allowance on Shareholder Note Receivable

Blake Capital Partners, LLC (“Blake”) was in default of the payment of principal and interest on the shareholder note receivable.  For the three and six months ended June 30, 2008, we increased our reserve against the note receivable from Blake by $8,750 and $16,250, respectively to approximate the value of the collateral securing the note.  In December 2008, the Company received a notice from the United States Bankruptcy Court that Blake had filed for Chapter 7 bankruptcy.  The Company is exploring its opportunities to obtain proceeds from the sale of the 25,000 shares (250,000 shares before a one for ten share reverse stock split on April 30, 2008) of VioQuest Pharmaceuticals, Inc. common stock pledged as collateral on the note, but any proceeds are expected to be de minimis.  As such, the Company completely wrote-off the note from Blake as of December 31, 2008.

Gain on Disposal of Property, Plant and Equipment

Gain on the disposal of property plant and equipment was $0 and $3,000 for the three months ended June 30, 2009 and 2008, respectively.  Gain on the disposal of property plant and equipment was $0 and $15,000 for the six months ended June 30, 2009 and 2008, respectively.

Interest Income and Expense

Interest income for the three months ended June 30, 2009 was $5,000 as compared to interest income of $11,000 for the three months ended June 30, 2008.  Interest income for the six months ended June 30, 2009 was $10,000 as compared to interest income of $21,000 for the six months ended June 30, 2008.  Interest expense for the three months ended June 30, 2009 was $2,000 as compared to interest expense of $1,000 for the three months ended June 30, 2008.  Interest expense for the six months ended June 30, 2009 was $4,000 as compared to interest expense of $4,000 for the six months ended June 30, 2008.

Impairment Charge on Available-for-Sale Securities

The Company recognized an impairment charge of $94,000 on its investment in Catalytic Solutions, Inc. in the three and six months ended June 30, 2009.  The Company recognized an impairment charge of $173,000 on its investment in Clearwire Corporation in the six months ended June 30, 2008.  The Company also recognized an impairment charge of $12,000 on its investment in VioQuest Pharmaceuticals, Inc. in the three and six months ended June 30, 2008.

Net Income (Loss)

We had a net loss of $135,000 for the three months ended June 30, 2009 as compared to net income of $138,000 for the three months ended June 30, 2008.  We had a net loss of $148,000 for the six months ended June 30, 2009 as compared to net income of $455,000 for the six months ended June 30, 2008.

Liquidity and Capital Resources

As of June 30, 2009, we had $3,611,000 in cash and cash equivalents and $227,000 in available-for-sale securities.  The Company had working capital of $6,280,000 as of June 30, 2009.  We own 19,057 shares (190,566 shares before a one for ten share reverse stock split on April 30, 2008) of the common stock of VioQuest Pharmaceuticals, Inc., the common stock of which is publicly traded on the OTC Bulletin Board under the symbol “VOQP”.  Of the 19,057 shares, 7,500 shares are subject to options exercisable by one current and two former members of our Board of Directors at $12.50 per share.  We also own 39,415 shares of Clearwire Corporation’s common stock (NASDAQ: CLWR) and 384,084 shares of Catalytic Solutions, Inc. common stock (AIM: CTSU).

In an effort to increase shareholder value and to diversify from our insulation services business, we have made equity investments in Catalytic Solutions, Inc. and Clearwire Corporation, that are not in the insulation services business and which we believed had the ability to provide acceptable return on our investment.  The Company determined that there had been an impairment with respect to Entrx’s investment in the common stock of Catalytic Solutions based upon the severity of declines in the market price of the common stock below our carrying value and our belief that there had been impairment indicators as discussed in FASB ASC 320-10-35-27, including factors that raise significant concerns about Catalytic Solution’s ability to continue as a going concern.  The shares in Catalytic Solutions are traded on the London Stock Exchange’s Alternative International Market for smaller company’s (the “AIM”).  We therefore recognized a $349,000 impairment on this investment during the year ended December 31, 2008, representing the difference between our carrying value and the quoted market price on December 31, 2008, none of which was recognized during the three and six months ended June 30, 2008, based on the quoted market price as of June 30, 2008.  We also recognized an impairment charge of $94,000 on this investment during the six months ended June 30, 2009 based on the quoted market price as of June 30, 2009.  Catalytic Solutions, Inc. manufactures and delivers proprietary technology that improves the performance and reduces the cost of catalytic converters.  The Company also determined that there had been an impairment with respect to Entrx’s investment in the common stock of Clearwire Corporation based upon the severity of declines in the market price of the common stock below our carrying value.  We therefore recognized an impairment charge of $563,000 on this investment during the year ended December 31, 2008, representing the difference between our carrying value and the quoted market price on December 31, 2008, $0 and $173,000 of which was recognized during the three and six months ended June 30, 2008, respectively, based on the quoted market price as of June 30, 2008.

Cash provided by operations was $1,764,000 for the six months ended June 30, 2009 compared with cash provided by operations of $1,784,000 for the six months ended June 30, 2008.  For the six months ended June 30, 2009 the positive cash flow from operations was primarily the result of a decrease in accounts receivable of $2,563,000, a decrease in prepaid expenses and other current assets of $195,000, a decrease in costs and estimated earnings in excess of billings on uncompleted contracts of $97,000 and an increase in billings in excess of costs and estimated earnings on uncompleted contracts of $82,000.  This positive cash flow was partially offset by a decrease in accounts payable and accrued expenses of $1,224,000.  For the six months ended June 30, 2008 the positive cash flow from operations was primarily the result of our $455,000 of net income and a decrease in accounts receivable of $2,081,000.  This positive cash flow was partially offset by a decrease in accounts payable and accrued expenses of $809,000 and an increase in costs and estimated earnings in excess of billings on uncompleted contracts of $273,000.

Net investing activities used $40,000 and $1,000 of cash in the six months ended June 30, 2009 and 2008, respectively.  For the six months ended June 30, 2009 and 2008, we used cash of $40,000 and $1,000, respectively, for capital expenditures, primarily at our subsidiary, Metalclad Insulation Corporation.

Cash used in financing activities totaled $192,000 for the six months ended June 30, 2009 compared with cash used in financing activities of $72,000 for the comparable period in 2008.  In the six months ended June 30, 2009, the Company used $108,000 to repurchase common stock related to the reverse/forward stock split approved by the shareholders.  Payments on long-term borrowings used $83,000 and $72,000 of cash in the six months ended June 30, 2009 and 2008, respectively.

As of June 30, 2009, our subsidiary, Metalclad Insulation Corporation, employed approximately 105 hourly employees for insulation and asbestos/lead abatement contracting services, nearly all of whom are members of Local No. 5 - International Association of Heat and Frost Insulators and Allied Workers ("AFL-CIO") or Laborers Local Union 300, which makes hourly employees available to us.  Metalclad Insulation Corporation is a party to agreements with local chapters of various trade unions.  The number of hourly employees employed by us fluctuates depending upon the number and size of projects that we have under construction at any particular time.  It has been our experience that hourly employees are generally available for our projects, and we have continuously employed a number of hourly employees on various projects over an extended period of time.  We consider our relations with our hourly employees and the unions representing them to be good, and have not experienced any recent work stoppages due to strikes by such employees.  Additionally, many of the trade union agreements we are a party to include no strike, no work stoppage provisions.  The Company’s subsidiary, Metalclad Insulation Corporation, is one of a group of employers with a collective bargaining agreement with Local No. 5 - International Association of Heat and Frost Insulators and Allied Workers ("Local No. 5").  Our “Basic Agreement” with Local No. 5 of the International Association of Heat and Frost Insulators and Allied Workers expired in September 2008.  The “Basic Agreement” included a “Maintenance Agreement” as an addendum.  Metalclad Insulation Corporation and the other employers have agreed with the negotiating representatives of Local No. 5 for an extension of the expired contract until June 28, 2010.  Approximately 95% of our hourly employees are covered by the Local No. 5 agreement.  An agreement with the Laborers Local 300 was signed in January 2007 and expires in December 2009.  Approximately 5% of our hourly employees are covered by the Labors Local 300 agreement.

The number of asbestos-related cases which have been initiated naming us (primarily our subsidiary, Metalclad Insulation Corporation) as a defendant have fluctuated from 265 in 2004, to 199 in 2005, to 232 in 2006, to 163 in 2007 and to 187 in 2008, but overall have exhibited a downward trend.  There were 112 new claims made in the first six months of 2009, compared to 86 in the first six months of 2008.  At December 31, 2004, 2005, 2006 and 2007, there were, respectively, approximately 710, 507, 404 and 222 cases pending.  As of December 31, 2008, there were 271 cases pending and as of June 30, 2009, there were 289 cases pending.  These claims are currently defended and covered by insurance.

We have closely monitored the historical trend of asbestos-related injury claims made against the Company.  That trend, on a year to year basis, has been somewhat erratic over the past three years, but has been generally downward since 2001, when 725 cases were commenced.  Since 2005, the number of cases brought has leveled off somewhat, and in 2008 the number of cases brought exceeded the number of cases brought in 2007 by 24 (approximately a 15% increase).  For the first six months of this year, there have been 112 cases brought, as compared to 187 cases brought all last year.  This represents what we believe to be a short-term increase of cases being brought, possibly as the result of what we perceive to be an increase in the advertising campaigns being waged by attorneys seeking plaintiffs in asbestos-related injury cases.  If that is the case, in the future we should see a resumption in the downward trend in the number of cases brought, although such resumption may not occur, and the trend may become more difficult to ascertain.

From 2001 through 2008, the annual average indemnity paid on over 3,000 resolved cases has fluctuated significantly, between a low of $14,504 in 2006 and a high of $54,946 in 2008, with an overall average over that period of approximately $20,900.  During this period, there has been no discernible upward or downward trend in indemnity payments.  The indemnity paid on the 94 cases resolved during the six months ended June 30, 2009, however, averaged $24,734.  The quarter ended June 30, 2009, reflected an average indemnity per resolved case of $10,417, down significantly from the $50,000 average of the first quarter of this year.  We believe that the sympathies of juries, the aggressiveness of the plaintiffs’ bar and the declining base of potential defendants as the result of business failures, have tended to increase payments on resolved cases.  This tendency, we believe, has been mitigated by the declining pool of claimants resulting from death, and the likelihood that the most meritorious claims have been ferreted out by plaintiffs’ attorneys and that the newer cases being brought are not as meritorious nor do they have as high a potential for damages as do cases which were brought earlier.  We have no reason to believe, therefore, that the average future indemnity payments will increase materially in the future.

In addition, direct defense costs per resolved claim have increased from a low of $8,514 in 2003 to a high of $44,359 in 2008.  The weighted average defense cost per resolved claim from 2005 through 2008 was $18,233.  We believe that these defense costs increased as a result of a change in legal counsel in 2004, and the more aggressive defense posture taken by new legal counsel since that change.  Due to this aggressive defensive posture, the new claims against the Company have tended to have a greater potential liability and therefore require more resources to defend.  We are currently projecting those costs to be approximately $18,500 per claim.

Early in 2008 we estimated that our liability for current and future asbestos-related claims at December 31, 2008 would be approximately $29,000,000.  This amounted to a $7,000,000 reduction from the $36,000,000 liability we estimated as of December 31, 2007, or a $1,750,000 reduction per quarter in 2008.  As of December 31, 2008, we re-evaluated our estimates to take into account our experience in 2008, which was unfavorable compared to previous years.  Primarily as a result of an increase in the number of new cases commenced during 2008 which exceeded our previous estimates, we now estimate that there will be 877 asbestos-related injury claims made against the Company after December 31, 2008.  The 877, in addition to the 271 claims existing as of December 31, 2008, totaled 1,148 current and future claims.  Multiplying the average indemnity per resolved claim since 2001 of $20,900, times 1,148, we projected the probable future indemnity to be paid on those claims after December 31, 2008 to be approximately $24,000,000.  In addition, multiplying an estimated cost of defense per resolved claim of approximately $18,500 times 1,148, we projected the probable future defense costs to be approximately $21,250,000.  Accordingly, our total estimated future asbestos-related liability at December 31, 2008 was $45,250,000.

We intend to re-evaluate our estimate of future liability for asbestos claims and defense costs at the end of each fiscal year, or whenever actual results are materially different from our estimates, integrating our actual experience in that fiscal year with that of prior fiscal years since 2001.  We estimate that the effects of economic inflation on either the average indemnity payment or the projected direct legal expenses will be approximately equal to a discount rate applied to our future liability based upon the time value of money.

Although defense costs are included in our insurance coverage, we expended $66,000 and $104,000 in the six months ended June 30, 2009 and 2008, respectively, to administer the asbestos claims and defend the ACE Lawsuit discussed below.  These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies.

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

We have determined that the minimum probable insurance coverage available to satisfy asbestos-related injury claims significantly exceeds our estimated future liability for such claims of $41,625,000 and $45,250,000 as of June 30, 2009 and December 31, 2008, respectively.  Accordingly, we have included $41,625,000 and $45,250,000 of such insurance coverage receivable as an asset on our June 30, 2009 and December 31, 2008 balance sheets, respectively.  Our determination assumes that the general trend of reducing asbestos-related injury claims will continue and that the average indemnity and direct legal costs of each resolved claim will not materially increase.  The determination also assumes that the insurance companies remain solvent and live up to what we believe is their obligation to continue to cover our exposure with regards to these claims.  Several affiliated insurance companies have brought a declaratory relief action against our subsidiary, Metalclad, as well as a number of other insurers, to resolve certain coverage issues, as discussed below.  Regardless of our best estimates of liability for current and future asbestos-related claims, the liability for these claims could be higher or lower than estimated by amounts which are not predictable.  We, of course, cannot give any assurance that our liability for such claims will not ultimately exceed our available insurance coverage.  We believe, however, that our current insurance is adequate to satisfy additional liability that is reasonably possible in the event actual losses exceed our estimates.  We will update our estimates of liability and insurance coverage in future filings with the Securities and Exchange Commission, as events occur which would cause us to believe that those estimates need revision, based upon the subsequent claim experience, using the methodology we have employed.

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

The Company projects that cash flow generated through the operation of its subsidiary, Metalclad Insulation Corporation, and the Company’s net cash assets as of June 30, 2009 will be sufficient to meet the Company’s cash requirements for at least the next twelve months.

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

We conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on this evaluation our chief executive officer and chief financial officer have concluded that, as of June 30, 2009, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting for the three-months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The number of asbestos-related cases which have been initiated naming us (primarily our subsidiary, Metalclad Insulation Corporation) as a defendant fluctuated from 265 in 2004, to 199 in 2005, to 232 in 2006, to 163 in 2007 and to 187 in 2008, but overall have exhibited a downward trend.  At December 31, 2004, 2005, 2006 and 2007, there were, respectively, approximately 710, 507, 404 and 222 cases pending.  As of December 31, 2008, there were 271 cases pending and as of June 30, 2009 there were 289 cases pending.  These claims are currently defended and covered by insurance.

Set forth below is a table for the years ended December 31, 2005, 2006, 2007, 2008 and the six months ended June 30, 2009, which sets forth for each such period the approximate number of asbestos-related cases filed, the number of such cases resolved by dismissal or by trial, the number of such cases resolved by settlement, the total number of resolved cases, the number of filed cases pending at the end of such period, the total indemnity paid on all resolved cases, the average indemnity paid on all settled cases and the average indemnity paid on all resolved cases:

	2005		2006	2007		2008	Six Months Ended June 30, 2009
New cases filed	199		232	163		187	112
Defense judgments and dismissals	294	(3)	253	292	(3)	109	77
Plaintiff judgments and Settled cases	108		82	53		29	17
Total resolved cases (1)	402	(3)	335	345	(3)	138	94
Pending cases (1)	507	(2,3)	404	222	(3)	271	289
Total indemnity payments	$8,513,750		$4,858,750	$7,974,500		$7,582,550	$2,325,000
Average indemnity paid on plaintiff judgments and settled cases	$78,831		$59,253	$150,462		$261,467	$136,765
Average indemnity paid on all resolved cases	$21,178	(2)	$14,504	$23,114		$54,946	$24,734

(1)	Total resolved cases includes, and the number of pending cases excludes, cases which have been settled but which have not been closed for lack of final documentation or payment.
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

We have closely monitored the historical trend of asbestos-related injury claims made against the Company.  That trend, on a year to year basis, has been somewhat erratic over the past three years, but has been generally downward since 2001, when 725 cases were commenced.  Since 2005, the number of cases brought has leveled off somewhat, and in 2008 the number of cases brought exceeded the number of cases brought in 2007 by 24 (approximately a 15% increase).  For the first six months of this year, there have been 112 cases brought, as compared to 187 cases brought all last year.  This represents what we believe to be a short-term increase of cases being brought, possibly as the result of what we perceive to be an increase in the advertising campaigns being waged by attorneys seeking plaintiffs in asbestos-related injury cases.  If that is the case, in the future we should see a resumption in the downward trend in the number of cases brought, although such resumption may not occur, and the trend may become more difficult to ascertain.

From 2001 through 2008, the annual average indemnity paid on over 3,000 resolved cases has fluctuated significantly, between a low of $14,504 in 2006 and a high of $54,946 in 2008, with an overall average over that period of approximately $20,900.  During this period, there has been no discernible upward or downward trend in indemnity payments.  The indemnity paid on the 94 cases resolved during the six months ended June 30, 2009, however, averaged approximately $24,734.  The quarter ended June 30, 2009, reflected an average indemnity per resolved case of $10,417, down significantly from the $50,000 average of the first quarter of this year..  We believe that the sympathies of juries, the aggressiveness of the plaintiffs’ bar and the declining base of potential defendants as the result of business failures, have tended to increase payments on resolved cases.  This tendency, we believe, has been mitigated by the declining pool of claimants resulting from death, and the likelihood that the most meritorious claims have been ferreted out by plaintiffs’ attorneys and that the newer cases being brought are not as meritorious nor do they have as high a potential for damages as do cases which were brought earlier.  We have no reason to believe, therefore, that the average future indemnity payments will increase materially in the future.

In addition, direct defense costs per resolved claim have increased from a low of $8,514 in 2003 to a high of $44,359 in 2008.  The weighted average defense cost per resolved claim from 2005 through 2008 was $18,233.  We believe that these defense costs increased as a result of a change in legal counsel in 2004, and the more aggressive defense posture taken by new legal counsel since that change.  Due to this aggressive defensive posture, the new claims against the Company have tended to have a greater potential liability and therefore require more resources to defend.  We are currently projecting those costs to be approximately $18,500 per claim.

Early in 2008 we estimated that our liability for current and future asbestos-related claims at December 31, 2008 would be approximately $29,000,000.  This amounted to a $7,000,000 reduction from the $36,000,000 liability we estimated as of December 31, 2007, or a $1,750,000 reduction per quarter in 2008.  As of December 31, 2008, we re-evaluated our estimates to take into account our experience in 2008, which was unfavorable compared to previous years.  Primarily as a result of an increase in the number of new cases commenced during 2008 which exceeded our previous estimates, we now estimate that there will be 877 asbestos-related injury claims made against the Company after December 31, 2008.  The 877, in addition to the 271 claims existing as of December 31, 2008, totaled 1,148 current and future claims.  Multiplying the average indemnity per resolved claim since 2001 of $20,900, times 1,148, we projected the probable future indemnity to be paid on those claims after December 31, 2008 to be approximately $24,000,000.  In addition, multiplying an estimated cost of defense per resolved claim of approximately $18,500 times 1,148, we projected the probable future defense costs to be approximately $21,250,000.  Accordingly, our total estimated future asbestos-related liability at December 31, 2008 was $45,250,000.

We intend to re-evaluate our estimate of future liability for asbestos claims and defense costs at the end of each fiscal year, or whenever actual results are materially different from our estimates, integrating our actual experience in that fiscal year with that of prior fiscal years since 2001.  We estimate that the effects of economic inflation on either the average indemnity payment or the projected direct legal expenses will be approximately equal to a discount rate applied to our future liability based upon the time value of money.

Although defense costs are included in our insurance coverage, we expended $66,000 and $104,000 in the six months ended June 30, 2009 and 2008, respectively, to administer the asbestos claims and defend the ACE Lawsuit discussed below.  These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies.

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

We have determined that the minimum probable insurance coverage available to satisfy asbestos-related injury claims significantly exceeds our estimated future liability for such claims of $41,625,000 and $45,250,000 as of June 30, 2009 and December 31, 2008, respectively.  Accordingly, we have included $41,625,000 and $45,250,000 of such insurance coverage receivable as an asset on our June 30, 2009 and December 31, 2008 balance sheets, respectively.  Our determination assumes that the general trend of reducing asbestos-related injury claims will continue and that the average indemnity and direct legal costs of each resolved claim will not materially increase.  The determination also assumes that the insurance companies remain solvent and live up to what we believe is their obligation to continue to cover our exposure with regards to these claims.  Several affiliated insurance companies have brought a declaratory relief action against our subsidiary, Metalclad, as well as a number of other insurers, to resolve certain coverage issues, as discussed below.  Regardless of our best estimates of liability for current and future asbestos-related claims, the liability for these claims could be higher or lower than estimated by amounts which are not predictable.  We, of course, cannot give any assurance that our liability for such claims will not ultimately exceed our available insurance coverage.  We believe, however, that our current insurance is adequate to satisfy additional liability that is reasonably possible in the event actual losses exceed our estimates.  We will update our estimates of liability and insurance coverage in future filings with the Securities and Exchange Commission, as events occur which would cause us to believe that those estimates need revision, based upon the subsequent claim experience, using the methodology we have employed.

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

Item 2.  Unregistered Sale of Securities.

Issuance of Shares

The Board of Directors authorized the issuance of a total of 70,000 shares of common stock, for services, valued at $0.25 per share, on May 11, 2009, as follows:

Name	Number of Shares	Relationship
Peter L. Hauser	15,000	President, CEO and Director of the Company
David E. Cleveland	15,000	Director of the Company
E. Thomas Welch	15,000	Director of the Company
Joseph Caldwell	15,000	Director of the Company
David R. Trueblood	10,000	President and CEO of the Company’s wholly owned subsidiary

The shares are to be issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act of 1933 (the “Act”).  The issuance of the shares was conditioned upon the execution and delivery of agreements acknowledging, among other things, that the shares were issued pursuant to an exemption from registration and are thus “restricted” as defined under Rule 144 of the Act, and agreeing that the shares must be held without a view toward redistribution.

The shares were issued on August 12, 2009.

Repurchase of Shares

In the second quarter ended June 30, 2009, the Company repurchased 309,936 shares of its common stock from approximately 1,500 shareholders, each owning less than 500 shares, at a price of $0.35 per share, as the result of a reverse, followed by a forward, stock split effective on May 15, 2009, as reported in the Form 8-K filed by the Company with the United States Securities and Exchange Commission on May 8, 2009.

Item 4.          . Submission of Matters to a Vote of Security Holders

At a Special Meeting of Shareholders held on May 4, 2009, the Company’s shareholders approved two proposals to amend Entrx’s Restated and Amended Certificate of Incorporation; the first effected a reverse 1-for-500 share stock split of Entrx’s common stock, and the second effected a subsequent forward 500-for-1 share stock split of Entrx’s common stock, all as reported in the Form 8-K filed with the Securities and Exchange Commission on May 8, 2009.

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

ENTRX CORPORATION

Date: August 12, 2009	By:	/s/Peter L. Hauser
Peter L. Hauser
Chief Executive Officer

Date: August 12, 2009	By:	/s/Brian D. Niebur
Brian D. Niebur
Chief Financial Officer
(Principal Accounting Officer)