Form 10-K
period 2009-12-31
ENTRX CORP
filed 2010-03-12
CIK 13547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2009 was approximately $3,234,568 based on the average of the closing bid and asked price of the registrant’s common stock on such date.  All executive officers, directors and 10% or more beneficial owners of the registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, “affiliates” of the registrant.

As of March 3, 2010, there were 7,416,211 shares of the registrant’s common stock, $.10 par value, issued and outstanding.

All statements, other than statements of historical fact, included in this Form 10-K, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business” are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve assumptions, known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Entrx Corporation (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-K.  Such potential risks and uncertainties include, without limitation; estimates of future revenues; the outcome of existing litigation; competitive pricing and other pressures from other businesses in the Company’s markets; the accuracy of the Company’s estimate of future liability for asbestos-related injury claims; the adequacy of insurance, including the adequacy of insurance to cover current and future asbestos-related injury claims; the imposition of laws or regulations relating to asbestos related injury claims; economic conditions generally and in the Company’s primary markets; availability of capital; the adequacy of the Company’s cash and cash equivalents; the cost of labor; the accuracy of the Company’s cost analysis for fixed price contracts; and other risk factors detailed herein and in other of the Company’s filings with the Securities and Exchange Commission.  The forward-looking statements are made as of the date of this Form 10-K and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements.  Therefore, readers are cautioned not to place undue reliance on these forward-looking statements.  You can identify these forward-looking statements by forward-looking words such as “may,” “assume,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “continue,” and similar words.

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

We perform substantially all of the work required to complete most contracts, while generally subcontracting to others the painting and other trades not performed by Metalclad Insulation Corporation.  In a typical insulation project, we obtain plans and specifications prepared by the owner of a facility or its agent.  In projects where the customer is the owner of the facility, we may act as the general contractor.  We may also work as a subcontractor for other general contractors.  Projects for the installation of insulation in new construction may require one or more years to complete.

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

Operations and Employee Safety.  All contract work is performed by trained personnel, and supervised by project managers trained and experienced in both construction and asbestos abatement.  Each employee involved in asbestos abatement must complete a general training and safety program conducted by the Company or union affiliation.  Training topics include approved work procedures, instruction on protective equipment and personal safety, dangers of asbestos, methods for controlling friable asbestos and asbestos transportation and handling procedures.  In addition, all employees engaged in asbestos abatement activities are required to attend a minimum four-day course approved by the EPA and the Occupational Safety and Health Administration ("OSHA"), and all supervisors of abatement projects are required to attend an eight-hour first aid/CPR/safety course and an eight-hour EPA/Asbestos Hazard Emergency Response Act refresher course annually.  At December 31, 2009, 3 of our full-time salaried employees and 41 hourly employees had been trained and certified as "competent individuals" under EPA regulations relating to the training of asbestos abatement workers.  All employees are issued detailed training materials.  We typically conduct a job safety analysis in the job bidding stage.

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

Curtom-Metalclad Joint Venture.  In 1989, Metalclad Insulation Corporation entered into a joint venture with a minority service firm, known as Curtom Building & Development Corporation (“Curtom Building”).  Metalclad Insulation Corporation owns a 49% interest in the joint venture.  The joint venture, known as "Curtom-Metalclad," submitted bids for insulation and asbestos abatement services.  When contracts were obtained by the joint venture, we performed the work specified in the contract as a subcontractor to the joint venture.  The joint venture agreement, as amended, provides that Curtom-Metalclad will receive 2.5% of revenues obtained by Metalclad Insulation Corporation as a subcontractor, of which 80% will be distributed to Curtom Building and 20% will be retained by Curtom-Metalclad.  We retain the remaining revenues.  Sales were approximately $2,082,000 or 7.5% of our revenue in 2008.  Curtom-Metalclad had no sales in 2009, and is not expected to have any sales in the future.  Curtom-Metalclad has no material assets, liabilities or earnings.  We believe the discontinued use of the Curtom-Metalclad joint venture and the loss of revenues that joint venture generated, will not have a material adverse affect on us.  In accordance with ASC 810-10-5-10, we have consolidated Curtom-Metalclad since we have determined we are the primary beneficiary.

Customers.  Our customers are generally either industrial or commercial.  The industrial customers are predominately public utilities (power, natural gas and water/water treatment), major oil companies for oil refineries and petrochemical plants, chemical and food processors, other heavy manufacturers, and engineering/construction companies.  The commercial customers are primarily government agencies, schools, hospitals, commercial and light manufacturing companies, and general or mechanical construction contractors.  During 2009, BP West Coast Products LLC, Southern California Edison and NRG Energy accounted for 15.2%, 10.8% and 10.7% of our revenues, respectively.  We cannot project whether a significant portion of our revenues will be derived from these customers in 2010.  It is often the case in our business that a customer that represented 10% or over of our revenues in one year would not represent 10% or more of our revenues in the following year.  (See Note 11 to the Consolidated Financial Statements.)

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

Backlog.  Our backlog for insulation services at December 31, 2009 and December 31, 2008 was approximately $3,746,000 and $8,727,000, respectively.  Backlog is calculated in terms of estimated revenues on fixed-price and cost-plus projects in progress or for which contracts have been executed.  Approximately 54% of our backlog is under cost-plus contracts.  Our backlog as of any date is not necessarily indicative of future revenues.  We estimate that our entire backlog as of December 31, 2009 will be completed during the next eighteen months.

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

Under current accounting rules we are required to estimate our liability for existing and future asbestos-related claims, and include this estimate as a liability in our financial statements.  Until 2006, the number of asbestos-related claims brought against the Company trended downward in a fairly consistent manner from 725 cases brought in 2001, to 199 cases brought in 2005.  Similarly, the number of pending cases showed a similar downward trend through 2007, from 1,009 cases at the end of 2001, to 222 cases at the end of 2007.  Our prediction of future claims was based upon these trends.

Beginning in 2006, however, and through 2009, the number of claims brought against the Company appears to have leveled off, making such projections difficult.  In addition, we have experienced increases in our costs to defend and resolve claims during this period.  As a result, we have found it necessary to increase our projections of future liability with respect to each of our 2006, 2008 and 2009 financial statements.

We continue to believe, however, that the number of claims, as well as our total liability for such claims, will decrease over time, and we have adjusted our estimates based on an overall downward trend in claims made since 2001, and our belief that the downward trend experienced before 2006 will resume.

Based on this general downward trend we project that 986 asbestos-related injury claims will be made against the Company in the future, in addition to the 239 claims existing as of December 31, 2009, totaling 1,225 claims.  Multiplying the average indemnity paid per resolved claim over the past nine years of $21,130, by 1,225, we project the probable future indemnity to be paid on those claims to be equal to approximately $26 million.  In addition, multiplying an estimated cost (which cost is included within the limits of our insurance coverage) of defense per resolved claim of approximately $21,000 by 1,225, we project the probable future defense costs to equal approximately $26 million.  See Item 3 – “Legal Proceedings – Asbestos-related Claims.”

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

We have engaged legal counsel to review all of our known insurance policies, and to provide us with the amount of coverage which such counsel believes to be probable under those policies for current and future asbestos-related injury claims against us.  Such legal counsel has provided us with its opinion of the minimum probable coverage available to satisfy asbestos-related injury claims, which exceeds our estimated $52,000,000 liability for such claims at December 31, 2009.  We cannot be assured, however, that our current estimates of liability, based upon our experience, will prove to be accurate, and there is a possibility that our estimated liability for asbestos-related claims will eventually exceed our insurance coverage.

ACE Property & Casualty Company Litigation.  On February 23, 2005 ACE Property & Casualty Company ("ACE"), Central National Insurance Company of Omaha ("Central National") and Industrial Underwriters Insurance Company ("Industrial"), which are all related entities, filed a declaratory relief lawsuit (“the ACE Lawsuit”) against Metalclad Insulation Corporation (“Metalclad”) and a number of Metalclad's other liability insurers, in the Superior Court of the State of California, County of Los Angeles.  ACE, Central National and Industrial issued umbrella and excess policies to Metalclad, which has sought and obtained from the plaintiffs both defense and indemnity under these policies for the asbestos lawsuits brought against Metalclad during the last four to five years.  The ACE Lawsuit seeks declarations regarding a variety of coverage issues, but is centrally focused on issues involving whether historical and currently pending asbestos lawsuits brought against Metalclad are subject to either an "aggregate" limits of liability or separate "per occurrence" limits of liability.  Whether any particular asbestos lawsuit is properly classified as being subject to an aggregate limit of liability depends upon whether or not the suit falls within the "products" or "completed operations" hazards found in most of the liability policies issued to Metalclad.  Resolution of these classification issues will determine if, as ACE and Central National allege, their policies are nearing exhaustion of their aggregate limits and whether or not other Metalclad insurers who previously asserted they no longer owed any coverage obligations to Metalclad because of the claimed exhaustion of their aggregate limits, in fact, owe Metalclad additional coverage obligations.  The ACE Lawsuit also seeks to determine the effect of the settlement agreement between the Company and Allstate Insurance Company on the insurance obligations of various other insurers of Metalclad, and the effect of the “asbestos exclusion” in the Allstate policy.  The ACE Lawsuit does not seek any monetary recovery from Metalclad.  The ACE Lawsuit is principally about coverage responsibility among the several insurers, as well as total coverage.  Regardless of the outcome of this litigation, Entrx does not believe that the ACE Lawsuit will result in materially diminishing Entrx’s insurance coverage for asbestos-related claims.  Nonetheless, we anticipate that we will incur attorneys fees and other associated litigation costs in defending the lawsuit and any counter claims made against us by any other insurers, and in prosecuting any claims we may seek to have adjudicated regarding our insurance coverage.  In addition, the ACE Lawsuit may result in our incurring costs in connection with obligations we may have to indemnify Allstate under the settlement agreement.  Allstate, in a cross-complaint filed against Metalclad Insulation Corporation in October, 2005, asked the court to determine the Company’s obligation to assume and pay for the defense of Allstate in the ACE Lawsuit under the Company’s indemnification obligations in the settlement agreement.  The Company does not believe that it has any legal obligation to assume or pay for such defense, but has accrued $375,000, as discussed below in “Insurance Policy Settlement,” to cover potential indemnification obligations.  Based upon information known to date, the Company is unable to predict to what extent its indemnification obligations are reasonably possible to vary from the amounts accrued.

Insurance Policy Settlement.  In June 2004, Metalclad Insulation Corporation, our wholly owned subsidiary, and Entrx Corporation, entered into a Settlement Agreement and Full Policy Release (the “Agreement”) releasing Allstate Insurance Company from its policy obligations for a broad range of claims arising from injury or damage which may have occurred during the period March 15, 1980 to March 15, 1981, under an umbrella liability policy (the “Policy”).  The Policy provided limits of $5,000,000 in the aggregate and per occurrence.  Allstate claimed that liability under the Policy had not attached, and that regardless of that fact, an exclusion in the Policy barred coverage for virtually all claims of bodily injury from exposure to asbestos, which is of primary concern to Metalclad Insulation Corporation.  Metalclad Insulation Corporation took the position that such asbestos coverage existed.  The parties to the Agreement reached a compromise, whereby Metalclad Insulation Corporation received $2,500,000 in cash, and Metalclad Insulation Corporation and Entrx Corporation agreed to indemnify and hold harmless the insurer from all claims which could be alleged against the insurer respecting the policy, limited to $2,500,000 in amount.  Based on past experience related to asbestos insurance coverage, we believe that the Agreement we entered into in June 2004, will result in a probable loss contingency for future insurance claims based on the indemnification provision in the Agreement.  Although we are unable to estimate the exact amount of the loss, we believe at this time the reasonable estimate of the loss will not be less than $375,000 or more than $2,500,000 (the $2,500,000 represents the maximum loss we would have based on the indemnification provision in the Agreement).  Based on the information available to us, no amount in this range appears at this time to be a better estimate than any other amount.  The $375,000 estimated loss contingency noted in the above range represents 15% of the $2,500,000 we received and is based upon our attorney’s informal and general inquiries to an insurance company of the cost for us to purchase an insurance policy to cover the indemnification provision we entered into.  The ACE Lawsuit may result in our incurring costs in connection with obligations we may have to indemnify Allstate under the Settlement Agreement.  Allstate, in a cross-complaint filed against Metalclad Insulation Corporation in October, 2005, asked the court to determine the Company’s obligation to assume and pay for the defense of Allstate in the ACE Lawsuit under the Company’s indemnification obligations in the Settlement Agreement.  The Company is taking the position that it has no legal obligation to assume or pay for such defense.  If Allstate is required to provide indemnity for Entrx’s asbestos-related lawsuits, it is likely that Entrx would have to indemnify Allstate for asbestos-related claims that it defends up to $2,500,000 in the aggregate.  If Allstate is not required to provide indemnity, Entrx would have no liability to Allstate.  Entrx has accrued $375,000 as a potential loss in connection with the Allstate matter and nothing has come to our attention that would require us to record a different estimate at December 31, 2009.

Employees

As of December 31, 2009, we had two part-time salaried employees in our executive offices and 16 full-time salaried employees in our insulation business in California, for a total of 18 employees.  These included three executive officers, project managers/estimators, purchasing, accounting, and office staff.

As of December 31, 2009, our subsidiary, Metalclad Insulation Corporation, employed approximately 137 hourly employees for insulation and asbestos/lead abatement contracting services, nearly all of whom are members of Local No. 5 - International Association of Heat and Frost Insulators and Asbestos Workers ("AFL-CIO") or Laborers Local Union 300, which makes hourly employees available to us.  As of December 31, 2009, Metalclad Insulation Corporation also employed approximately 10 hourly employees for scaffolding services, all of whom are members of Local No. 1506 – Carpenters.  Metalclad Insulation Corporation is a party to agreements with local chapters of various trade unions.  The number of hourly employees employed by us fluctuates depending upon the number and size of projects that we have under construction at any particular time.  It has been our experience that hourly employees are generally available for our projects, and we have continuously employed a number of hourly employees on various projects over an extended period of time.  We consider our relations with our hourly employees and the unions representing them to be good, and have not experienced any recent work stoppages due to strikes by such employees.  Additionally, many of the trade union agreements we are a party to include no strike, no work stoppage provisions.  The Company’s subsidiary, Metalclad Insulation Corporation, is one of a group of employers with a collective bargaining agreement with Local No. 5 - International Association of Heat and Frost Insulators and Allied Workers ("Local No. 5").  Our “Basic Agreement” with Local No. 5 of the International Association of Heat and Frost Insulators and Allied Workers expired in September 2008.  The “Basic Agreement” included a “Maintenance Agreement” as an addendum.  Metalclad Insulation Corporation and the other employers have agreed with the negotiating representatives of Local No. 5 for an extension of the expired contract until June 28, 2010.  Approximately 86% of our hourly employees are covered by the Local No. 5 agreement.  An agreement with the Laborers Local 300 was signed in December 2009 and expires in December 2012.  Approximately 7% of our hourly employees are covered by the Labors Local 300 agreement.  Our agreement with the Southwest Regional Council of Carpenters was extended in May 2009 and currently expires on June 30, 2011.  Approximately 7% of our hourly employees are covered under the Carpenters Local 1506 agreement.

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

ITEM 3.        LEGAL PROCEEDINGS

Asbestos-related Claims

Liability for Asbestos Claims.  Prior to 1975, we were engaged in the sale and installation of asbestos-related insulation materials, which has resulted in numerous claims of personal injury allegedly related to asbestos exposure.  Many of these claims are now being brought by the children and close relatives of persons who have died, allegedly as a result of the direct or indirect exposure to asbestos.  To date all of our asbestos-related injury claims have been paid and defended by our insurance carriers.

Set forth below is a table for the years ended December 31, 2005, 2006, 2007, 2008 and 2009 which sets forth for each such period the approximate number of asbestos-related cases filed, the number of such cases resolved by dismissal or by trial, the number of such cases resolved by settlement, the total number of resolved cases, the number of filed cases pending at the end of such period, the total indemnity paid on all resolved cases, the average indemnity paid on all settled cases and the average indemnity paid on all resolved cases:

	2005		2006	2007		2008		2009
New cases filed	199		232	163		187		188
Defense judgments and dismissals	294		253	292	(3)	109		168
Plaintiff judgments and settled cases	108		82	53		29		52
Total resolved cases (1)	402		335	345	(3)	138		220
Pending cases (1)	507		404	222	(3)	271		239
Total indemnity payments	$8,513,750	(2)	$4,858,750	$7,974,500		$7,582,550	(2)	$5,345,000
Average indemnity paid on plaintiff judgments and settled cases	$78,831	(2)	$59,253	$150,462		$261,467	(2)	$102,788
Average indemnity paid on all resolved cases	$21,178	(2)	$14,504	$23,114		$54,946	(2)	$24,295

(1)	Total resolved cases includes, and the number of pending cases excludes, cases which have been settled but which have not been closed for lack of final documentation or payment.
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

Under current accounting rules we are required to estimate our liability to existing and future asbestos-related claims.  This requires that we estimate the number of claims we believe will be brought in the future.  We previously based our estimates on the downward trend of cases brought from 725 cases brought in 2001, to 199 cases brought in 2005.  This downward trend leveled off somewhat since 2006.  In addition, we have experienced increases in our costs to defend and resolve claims during this period.  As a result, we have found it necessary to increase our projections of known and incurred but not reported liabilities with respect to each of our 2006, 2008 and 2009 financial statements.  In the table below is comparison of our estimates made at the beginning of each year of the number of cases which would be brought in each of the past four years, and the actual number of cases brought during that year:

	2006		2007	2008	2009
Estimated	145	*	186	148	154
Actual	232		163	187	188

*Estimate adjusted to 196 as of June 30, 2006.  These estimates resulted in the estimated liability as shown under Item 1, Description of Business – Insurance and Bonding.

We believe that the leveling off of cases brought in 2005 through 2009 is largely due to an aggressive campaign waged by plaintiffs’ lawyers in an attempt to identify new plaintiffs, and that as the pool of plaintiffs decreases that it is probable that the downward trend experienced prior to 2006 will resume, although such resumption cannot be assured.

From 2001 and through 2009, the annual average indemnity paid on over 3,000 resolved cases has fluctuated significantly, between a low of $14,504 in 2006 and a high of $54,946 in 2008, with an overall average over that period of approximately $21,130.  During this period, although there has been no discernible upward or downward trend in indemnity payments, our most recent settlement experience in 2008 and 2009 has been less favorable than earlier periods.

We believe that the sympathies of juries, the aggressiveness of the plaintiffs’ bar and the declining base of potential defendants as the result of business failures, have tended to increase payments on resolved cases.  This tendency, we believe, has been mitigated by the declining pool of claimants resulting from death, and the likelihood that the most meritorious claims have been ferreted out by plaintiffs’ attorneys.  We expect that the newer cases being brought will not be as meritorious and have as high a potential for damages as cases which were brought earlier.  We have no reason to believe, therefore, that the average future indemnity payments will increase materially in the future.

In addition, direct defense costs per resolved claim increased from a low of $8,514 in 2003 to a high of $44,490 in 2008.  The weighted average defense cost per resolved claim from 2005 through 2009 was $20,988.  We believe that these defense costs increased as a result of a change in legal counsel in 2004, and the more aggressive defense posture taken by new legal counsel since that change.  We intend to monitor the defense costs in 2010 and will adjust our estimates if events occur which would cause us to believe that those estimates need revision.  We are currently projecting those costs to be approximately $21,000 per claim.

Although defense costs are included in our insurance coverage, we expended $188,000, $215,000, $296,000, $128,000 and $96,000 in 2005, 2006, 2007, 2008 and 2009, respectively, to administer the asbestos claims and defend the ACE Lawsuit discussed below.  These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies.

As of December 31, 2009, we re-evaluated our estimates to take into account our experience in 2009.  Primarily as a result of the increase in the number of new cases commenced during 2009 which exceeded our previous estimates, we estimate that there will be 986 asbestos-related injury claims made against the Company after December 31, 2009.  The 986, in addition to the 239 claims existing as of December 31, 2009, totals 1,225 current and future claims.  Multiplying the average indemnity per resolved claim over the past nine years of $21,130, times 1,225, we project the probable future indemnity to be paid on those claims after December 31, 2009 to be equal to approximately $26,000,000.  In addition, multiplying an estimated cost of defense per resolved claim of approximately $21,000 times 1,225, we project the probable future defense costs to equal approximately $26,000,000.  Accordingly, our total estimated future asbestos-related liability at December 31, 2009 is $52,000,000.

As of December 31, 2009 we project that approximately 158 new asbestos-related claims will be commenced and approximately 179 cases will be resolved in 2010, resulting in an estimated 218 cases pending at December 31, 2010.  Since we project that an aggregate of 986 new cases will be commenced after December 31, 2009, and that 158 of these cases will be commenced in 2010, we estimate that an aggregate of 828 new cases will be commenced after December 31, 2010.  Accordingly, we project the cases pending and projected to be commenced in the future at December 31, 2010, will be 1,046 cases.  Multiplying 1,046 claims times the approximate average indemnity paid per resolved claim from 2001 through 2009 and defense costs incurred per resolved claim from 2005 through 2009 of $42,130, we estimate our liability for current and future asbestos-related claims at December 31, 2010 to be approximately $44,000,000.  This amounts to a $8,000,000 reduction from the $52,000,000 liability we estimate as of December 31, 2009, or a $2,000,000 reduction per quarter in 2010.

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

We have determined that the minimum probable insurance coverage available to satisfy asbestos-related injury claims exceeds our estimated future liability for such claims of $52,000,000 and $45,250,000 as of December 31, 2009 and 2008, respectively.  This determination assumes that the general trend of reducing asbestos-related injury claims experienced prior to 2006 will resume and that the average indemnity and direct legal costs of each resolved claim will not materially increase.  The determination also assumes that the insurance companies remain solvent and live up to what we believe is their obligation to continue to cover our exposure with regards to these claims.  Accordingly, we have included $52,000,000 and $45,250,000 of such insurance coverage receivable as an asset on our December 31, 2009 and 2008 balance sheets, respectively.  Several affiliated insurance companies have brought a declaratory relief action against our subsidiary, Metalclad, as well as a number of other insurers, to resolve certain coverage issues, as discussed under “Insurance Coverage Litigation” below.  Regardless of our best estimates of liability for current and future asbestos-related claims, the liability for these claims could be higher or lower than estimated by amounts which are not predictable.  We, of course, cannot give any assurance that our liability for such claims will not ultimately exceed our available insurance coverage.  We believe, however, that our current insurance is adequate to satisfy additional liability that is reasonably possible in the event actual losses exceed our estimates.  We will update our estimates of insurance coverage in future filings with the Securities and Exchange Commission, as events occur which would cause us to believe that those estimates need revision, based upon the subsequent claim experience, using the methodology we have employed.

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

Market for Common Stock

Since June 18, 2009 our common stock has traded on the pink sheets under the symbol ENTZ.PK.  Prior to that and from February 16, 2005 our common stock traded on the pink sheets under the symbol ENTX.PK. The following table sets forth, for the fiscal periods indicated, the high and low bid prices for the Common Stock as reported by Nasdaq or as quoted over-the-counter and recorded in the pink sheets.  The bid prices represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commissions to the dealer.  These bid prices may not reflect actual transactions.

	Bid Price
	High	Low
Fiscal Year Ended December 31, 2008
Quarter Ended March 31, 2008	$0.42	$0.25
Quarter Ended June 30, 2008	0.33	0.21
Quarter Ended September 30, 2008	0.30	0.21
Quarter Ended December 31, 2008	0.28	0.115

Fiscal Year Ended December 31, 2009
Quarter Ended March 31, 2009	$0.25	$0.11
Quarter Ended June 30, 2009	1.01	0.05
Quarter Ended September 30, 2009	0.50	0.13
Quarter Ended December 31, 2009	0.30	0.13

As of March 3, 2010, the closing bid price for the common shares in the pink sheets was $0.38.

Shareholders of Record

As of March 3, 2010, the approximate number of record holders of our Common Stock was 49.

Dividends

The Company paid a cash dividend of $.10 per common share to shareholders of record on December 28, 2009.  We do not anticipate paying a dividend in 2010, and earnings in 2010, if any, will likely be retained for use in our business.

Unregistered Sales of Securities

The following table sets forth certain information regarding the sale of common stock by the Company during the calendar year 2009 in transactions which were not registered under the Securities Act of 1933 (the “Act”).

Date of Sale	Number of Shares Sold	Person(s) to Whom Sold	Consideration Paid	Exemption from Registration Relied Upon Under the Act(1)
5/11/2009	70,000 Shares	Members of the Board of Directors of Entrx Corporation (4 members) and the President of the Company’s wholly owned subsidiary	Services as directors and officer valued at $0.25 per share	Section 4(2) of the Securities Act of 1933, as a transaction not involving a public offering.

(1)	Each member of the Board of Directors of Entrx Corporation and the president of the Company’s wholly owned subsidiary are deemed to be “accredited investors” by reason of their offices.

ITEM 6.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary.

Our revenues decreased from $27,847,000 in 2008 to $19,077,000 in 2009.  Gross margin percentage decreased from 18.0% in 2008 to 15.8% in 2009.  Our industrial customers cut back on capital projects in 2009 as compared to 2008, which resulted in lower revenue in 2009.  The decrease in oil prices during the fourth quarter of 2008 and the first quarter of 2009 caused some of these same customers who are in the oil refining business to tighten their budgets for both maintenance and capital project work in the year ended December 31, 2009.  The gross margin percentage decreased for 2009 as compared with 2008 primarily as a result of the Company aggressively bidding projects in order to obtain the business.  Gross margin percentage was also impacted by the decrease in revenues, and the fact that our fixed costs do not decrease in proportion to the decrease in those revenues.  While the gross margin percentage varies from job to job, insulation maintenance contracts generally have a lower gross margin percentage than insulation installation and removal contracts.  We believe that our revenues will increase in 2010 primarily due to an upturn in the general economic environment, and anticipate that gross margin percentages in 2010 will increase slightly with improved economic conditions.

In an effort to increase shareholder value and to diversify from our insulation services business, over five years ago we made equity investments in Catalytic Solutions, Inc. and Clearwire Corporation, of $1,000,000 and $1,750,000 respectively.  Neither of those companies is in the insulation services business.  We believed that these investments had the ability to provide acceptable returns on our investment.  As it has turned out, neither investment has provided us with a profit.

The Company determined that there had been an impairment with respect to Entrx’s investment in the common stock of Catalytic Solutions based upon the severity of declines in the market price of the common stock below our carrying value and our belief that there had been impairment indicators as discussed in ASC 320-10-35-27, including factors that raised significant concerns about Catalytic Solution’s ability to continue as a going concern.  The shares in Catalytic Solutions are traded on the London Stock Exchange’s Alternative International Market for smaller companies (the “AIM”).  We therefore recognized a $349,000 impairment on this investment during the year ended December 31, 2008, representing the difference between our carrying value and the quoted market price on December 31, 2008.  We also recognized an impairment charge of $94,000 on this investment during the year ended December 31, 2009 based on the quoted market price as of June 30, 2009.  Catalytic Solutions, Inc. manufactures and delivers proprietary technology that improves the performance and reduces the cost of catalytic converters.

The Company also determined that there had been an impairment with respect to Entrx’s investment in the common stock of Clearwire Corporation during 2008 based upon the severity of declines in the market price of the common stock below our carrying value.  We therefore recognized an impairment charge of $563,000 on this investment during the year ended December 31, 2008, based on the quoted market price as of September 30, 2008.  The Company sold all of its shares of Clearwire Corporation during the year ended December 31, 2009 which resulted in a gain of $121,000 for that year, but a loss of our original investment of $1,442,000.  See “Liquidity and Capital Resources.”

Our net loss of $56,000 for the year ended December 31, 2009 as compared to a net income at $255,000 for the year ended December 31, 2008, was primarily due to the decrease in revenues.

Our subsidiary, Metalclad Insulation Corporation, continues to be engaged in lawsuits involving asbestos-related injury or potential injury claims.  These claims are currently defended and covered by insurance.  We have projected that our future liability for currently outstanding and estimated future asbestos-related claims was approximately $45,250,000 at December 31, 2008.  Since we did not see a decrease in the number of claims made in 2009, as compared to 2008, we re-evaluated our estimate of that liability to be approximately $52,000,000 at December 31, 2009.  We have determined that it is probable that we have sufficient insurance to provide coverage for both current and future projected asbestos-related injury claims.  This determination assumes that the general trend of reducing asbestos-related injury claims we experienced prior to 2006 will resume, and that the average indemnity and direct legal costs of each resolved claim will not materially increase.  The determination also assumes that the insurance companies live up to what we believe is their obligation to continue to cover our exposure with regards to these claims.  Several affiliated insurance companies have brought a declaratory relief action against our subsidiary, Metalclad, as well as a number of other insurers, to resolve certain coverage issues.  (See Item 3, “Legal Proceedings – Asbestos-related Claims”)  In addition, we paid approximately $96,000 and $128,000 in 2009 and 2008, respectively, in legal fees to assess and monitor the asbestos-related claims, to monitor our insurance coverage and insurance company activities involving the defense and payment of these claims, and to defend the ACE Lawsuit.  We anticipate that this cost will continue.

Results of Operations

General.  Our revenues have been generated primarily from insulation services and sales of insulation products and related materials in the United States.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008.

Contract Revenue.  Total revenues were $19,077,000 in 2009 as compared to $27,847,000 for 2008, a decrease of 31.6%.  The decrease from 2008 to 2009 was primarily a result of the Company performing non-recurring capital project work for major industrial clients in the year ended December 31, 2008.  The decrease in oil prices during the fourth quarter of 2008 and the first quarter of 2009 caused some of these same customers who are in the oil refining business to tighten their budgets for both maintenance and capital project work in the year ended December 31, 2009.

Approximately 53% and 61% of the revenues for the years ended December 31, 2009 and 2008, respectively, were from insulation maintenance contracts, which often continue from year to year.  Approximately 37% of revenues in the years ended December 31, 2009 and 2008, were derived from insulation installation and removal projects, which are not normally continuing, but can go on for a year or more.  These percentages are approximate because some installation and removal projects involve maintenance arrangements, and vice versa.  Approximately 8.1% of the revenues for the year ended December 31, 2009 were from scaffolding contracts, which often continue from year to year.  The Company bids on hundreds of projects during any given year. These projects range in value from a few hundred dollars to multi-million dollar projects, and the projects can last from a few hours up to over a year in duration.  The Company cannot predict what projects will be coming up for bid in any particular period, or whether it will be the winning bidder.  Accordingly, the Company is unable to determine if the revenue trends, or the allocation between maintenance contracts and installation and removal contracts, will continue.  We do, however, anticipate that our revenues in 2010 will be more than 2009.

Contract Costs and Gross Margin.  Total cost of revenue for the year ended December 31, 2009 was $16,057,000 as compared to $22,847,000 for the year ended December 31, 2008, a decrease of 29.7%.  The gross margin as a percentage of revenue was approximately 15.8% for the year ended December 31, 2009 compared to 18.0% for the year ended December 31, 2008.  The decrease in the gross margin percentage during the year ended December 31, 2009 as compared with the year ended December 31, 2008 is primarily as a result of the Company aggressively bidding projects in order to obtain the business.  Gross margin percentage was also impacted by the decrease in revenues, and the fact that our fixed costs do not decrease in proportion to the decrease in those revenues. While the gross margin percentage varies from job to job, insulation maintenance contracts generally have a lower gross margin percentage than insulation installation and removal contracts.  The decrease in the cost of revenues for the year ended December 31, 2009 as compared to the year ended December 31, 2008 was primarily due to lower revenues as discussed above.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $3,117,000 for the year ended December 31, 2009 as compared to $3,840,000 for the year ended December 31, 2008, a decrease of 18.8%.  The decrease was primarily due to decreases in the accrual for bonuses of $838,000 and a decrease in legal expenses of $57,000, partially offset by increases in bad debt expense of $64,000, shareholder reporting expense of $52,000 and entertainment expense of $45,000.

Write off of Shareholder Note Receivable.  As of December 31, 2007, the Company had a receivable from Blake Capital Partners, LLC, guaranteed by a former principal shareholder, Wayne Mills.  The note had been written down to a net book value of $25,000 as of December 31, 2007.  In December 2008, the Company received a notice from the United States Bankruptcy Court that Blake Capital Partners, LLC and Mr. Mills had filed for Chapter 7 bankruptcy.  As such, the Company completely wrote-off the note receivable and related allowance from Blake as of December 31, 2008.

Gain on Disposal of Property, Plant and Equipment.  Gain on the disposal of property plant and equipment was $3,000 and $18,000 for the year ended December 31, 2009 and 2008, respectively.

Interest Income and Expense. Interest expense for the year ended December 31, 2009 was $8,000 as compared with interest expense of $8,000 for the year ended December 31, 2008.  Interest income decreased from $40,000 in the year ended December 31, 2008 to $18,000 in the year ended December 31, 2009 primarily as a result of a decrease in interest rates.

Impairment Charge on Available-for-Sale Securities.  The Company recognized impairment charges of $94,000 and $930,000 on its available for sale securities during the years ended December 31, 2009 and 2008, respectively.  The Company recognized an impairment charge of $563,000 on its investment in Clearwire Corporation for the year ended December 31, 2008.  The Company also recognized an impairment charge of $94,000 and $349,000 on its investment in Catalytic Solutions, Inc. during the years ended December 31, 2009 and 2008, respectively, and an impairment charge of $18,000 on its investment in VioQuest Pharmaceuticals, Inc. during the year ended December 31, 2008.

Net Income (loss).  Net income (loss) was down for the year ended December 31, 2009 as compared with the year ended December 31, 2008 primarily due to the decrease in revenues.  We realized a net loss of $56,000 (or net loss of $0.01 per share) for the year ended December 31, 2009, as compared to net income of $255,000 (or net income of $0.03 per share) for the year ended December 31, 2008.

Liquidity and Capital Resources

General.  As of December 31, 2009, we had $2,071,000 in cash and cash equivalents and $7,000 in available-for-sale securities.  The Company had working capital of $5,652,000 as of December 31, 2009.  We own 384,084 shares of Catalytic Solutions, Inc. common stock (AIM: CTSU), which are treated as available-for-sale securities.

In an effort to increase shareholder value and to diversify from our insulation services business, we made equity investments in Catalytic Solutions, Inc. and Clearwire Corporation, that are not in the insulation services business and which we believed had the ability to provide acceptable return on our investment.  The Company determined that there had been an impairment with respect to Entrx’s investment in the common stock of Catalytic Solutions based upon the severity of declines in the market price of the common stock below our carrying value and our belief that there had been impairment indicators as discussed in ASC 320-10-35-27, including factors that raise significant concerns about Catalytic Solution’s ability to continue as a going concern.  The shares in Catalytic Solutions are traded on the London Stock Exchange’s Alternative International Market for smaller companies (the “AIM”).  We therefore recognized a $349,000 impairment on this investment during the year ended December 31, 2008, representing the difference between our carrying value and the quoted market price on December 31, 2008.  We also recognized an additional impairment charge of $94,000 on this investment during the year ended December 31, 2009 based on the quoted market price as of June 30, 2009.  Catalytic Solutions, Inc. manufactures and delivers proprietary technology that improves the performance and reduces the cost of catalytic converters.  The Company also determined that there had been an impairment with respect to Entrx’s investment in the common stock of Clearwire Corporation based upon the severity of declines in the market price of the common stock below our carrying value.  We therefore recognized an impairment charge of $563,000 on this investment during the year ended December 31, 2008, based on the quoted market price as of September 30, 2008.  The Company sold all of its shares of Clearwire Corporation during the year ended December 31, 2009, resulting in a gain on the sale in the amount of $121,000.

Blake Capital Partners, LLC was current in the payment of interest on the shareholder note receivable through the payment due March 1, 2006.  The payment due September 1, 2006, however, was not made, and we were informed by Mr. Mills, the principal of Blake Capital Partners and guarantor on the note, that no payment should be expected in the foreseeable future.  As of December 31, 2007 the Company had adjusted the net book value of the note to $25,000, the approximate value of the collateral securing the note.  In December 2008, the Company received a notice from the United States Bankruptcy Court that Blake Capital Partners, LLC and Mr. Mills had filed for Chapter 7 bankruptcy.  The Company is exploring its opportunities to obtain proceeds from the sale of the 25,000 shares (250,000 shares before a one for ten share reverse stock split on April 30, 2008) of VioQuest Pharmaceuticals, Inc. common stock pledged as collateral on the note, but any proceeds are expected to be de minimis.  As such, the Company completely wrote-off the note receivable and related allowance from Blake as of December 31, 2008.

Cash provided by operations was $719,000 for 2009, compared with cash provided by operations of $779,000 in 2008.  For the year ended December 31, 2009 the positive cash flow from operations was primarily the result of a decrease in accounts receivable of $1,809,000 and a decrease in inventories of $81,000.  This positive cash flow was partially offset by a decrease in accounts payable and accrued expenses of $1,225,000 and an increase in costs and estimated earnings in excess of billings on uncompleted contracts of $107,000.  The decrease in accounts receivable is primarily due to a decrease in revenues.  For the year ended December 31, 2008 the positive cash flow from operations was primarily the result of our net income of $255,000, non-cash expenses for impairment charges on investments totaling $930,000, and depreciation and amortization of $209,000 partially offset by an increase in accounts receivable of $230,000, an increase in costs and estimated earnings in excess of billings on uncompleted contracts totaling $436,000 and a decrease in accounts payable and accrued expenses of $168,000.  The increase in accounts receivable is primarily due to an increase in revenues.

Net investing activities provided $279,000 of cash in 2009.  Sales of available-for-sale securities provided $317,000 and we used cash of $40,000 for capital expenditures, primarily at our subsidiary, Metalclad Insulation Corporation during 2009.

Cash used in financing activities totaled $1,006,000 in 2009 compared with cash used in financing activities of $145,000 in 2008.  In the year ended December 31, 2009, the Company used $108,000 to repurchase common stock related to the reverse/forward stock split approved by the shareholders.  Payments on long-term borrowings used $156,000 and $145,000 of cash in the years ended December 31, 2009 and 2008, respectively.  During the year ended December 31, 2009, the Company used $742,000 for a dividend.

Liability for Asbestos Claims.  Prior to 1975, we were engaged in the sale and installation of asbestos-related insulation materials, which has resulted in numerous claims of personal injury allegedly related to asbestos exposure.  Many of these claims are now being brought by the children and close relatives of persons who have died, allegedly as a result of the direct or indirect exposure to asbestos.  To date all of our asbestos-related injury claims have been paid and defended by our insurance carriers.

Set forth below is a table for the years ended December 31, 2005, 2006, 2007, 2008 and 2009 which sets forth for each such period the approximate number of asbestos-related cases filed, the number of such cases resolved by dismissal or by trial, the number of such cases resolved by settlement, the total number of resolved cases, the number of filed cases pending at the end of such period, the total indemnity paid on all resolved cases, the average indemnity paid on all settled cases and the average indemnity paid on all resolved cases:

	2005		2006	2007		2008		2009
New cases filed	199		232	163		187		188
Defense judgments and dismissals	294		253	292	(3)	109		168
Plaintiff judgments and settled cases	108		82	53		29		52
Total resolved cases (1)	402		335	345	(3)	138		220
Pending cases (1)	507		404	222	(3)	271		239
Total indemnity payments	$8,513,750	(2)	$4,858,750	$7,974,500		$7,582,550	(2)	$5,345,000
Average indemnity paid on plaintiff judgments and settled cases	$78,831	(2)	$59,253	$150,462		$261,467	(2)	$102,788
Average indemnity paid on all resolved cases	$21,178	(2)	$14,504	$23,114		$54,946	(2)	$24,295

(1)	Total resolved cases includes, and the number of pending cases excludes, cases which have been settled but which have not been closed for lack of final documentation or payment.
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

Under current accounting rules we are required to estimate our liability to existing and future asbestos-related claims.  This requires that we estimate the number of claims we believe will be brought in the future.  We previously based our estimates on the downward trend of cases brought from 725 cases brought in 2001, to 199 cases brought in 2005.  This downward trend leveled off somewhat since 2006.  In addition, we have experienced increases in our costs to defend and resolve claims during this period.  As a result, we have found it necessary to increase our projections of known and incurred but not reported liabilities with respect to each of our 2006, 2008 and 2009 financial statements.  In the table below is comparison of our estimates made at the beginning of each year of the number of cases which would be brought in each of the past four years, and the actual number of cases brought during that year:

	2006		2007	2008	2009
Estimated	145	*	186	148	154
Actual	232		163	187	188

*Estimate adjusted to 196 as of June 30, 2006.  These estimates resulted in the estimated liability as shown under Item 1, Description of Business – Insurance and Bonding.

We believe that the leveling off of cases brought in 2005 through 2009 is largely due to an aggressive campaign waged by plaintiffs’ lawyers in an attempt to identify new plaintiffs, and that as the pool of plaintiffs decreases that it is probable that the downward trend experienced prior to 2006 will resume, although such resumption cannot be assured.

From 2001 and through 2009, the annual average indemnity paid on over 3,000 resolved cases has fluctuated significantly, between a low of $14,504 in 2006 and a high of $54,946 in 2008, with an overall average over that period of approximately $21,130.  During this period, although there has been no discernible upward or downward trend in indemnity payments, our most recent settlement experience in 2008 and 2009 has been less favorable than earlier periods.

We believe that the sympathies of juries, the aggressiveness of the plaintiffs’ bar and the declining base of potential defendants as the result of business failures, have tended to increase payments on resolved cases.  This tendency, we believe, has been mitigated by the declining pool of claimants resulting from death, and the likelihood that the most meritorious claims have been ferreted out by plaintiffs’ attorneys.  We expect that the newer cases being brought will not be as meritorious and have as high a potential for damages as cases which were brought earlier.  We have no reason to believe, therefore, that the average future indemnity payments will increase materially in the future.

In addition, direct defense costs per resolved claim increased from a low of $8,514 in 2003 to a high of $44,490 in 2008.  The weighted average defense cost per resolved claim from 2005 through 2009 was $20,988.  We believe that these defense costs increased as a result of a change in legal counsel in 2004, and the more aggressive defense posture taken by new legal counsel since that change.  We intend to monitor the defense costs in 2010 and will adjust our estimates if events occur which would cause us to believe that those estimates need revision.  We are currently projecting those costs to be approximately $21,000 per claim.

Although defense costs are included in our insurance coverage, we expended $188,000, $215,000, $296,000, $128,000 and $96,000 in 2005, 2006, 2007, 2008 and 2009, respectively, to administer the asbestos claims and defend the ACE Lawsuit discussed below.  These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies.

As of December 31, 2009, we re-evaluated our estimates to take into account our experience in 2009.  Primarily as a result of the increase in the number of new cases commenced during 2009 which exceeded our previous estimates, we estimate that there will be 986 asbestos-related injury claims made against the Company after December 31, 2009.  The 986, in addition to the 239 claims existing as of December 31, 2009, totals 1,225 current and future claims.  Multiplying the average indemnity per resolved claim over the past nine years of $21,130, times 1,225, we project the probable future indemnity to be paid on those claims after December 31, 2009 to be equal to approximately $26,000,000.  In addition, multiplying an estimated cost of defense per resolved claim of approximately $21,000 times 1,225, we project the probable future defense costs to equal approximately $26,000,000.  Accordingly, our total estimated future asbestos-related liability at December 31, 2009 is $52,000,000.

As of December 31, 2009 we project that approximately 158 new asbestos-related claims will be commenced and approximately 179 cases will be resolved in 2010, resulting in an estimated 218 cases pending at December 31, 2010.  Since we project that an aggregate of 986 new cases will be commenced after December 31, 2009, and that 158 of these cases will be commenced in 2010, we estimate that an aggregate of 828 new cases will be commenced after December 31, 2010.  Accordingly, we project the cases pending and projected to be commenced in the future at December 31, 2010, will be 1,046 cases.  Multiplying 1,046 claims times the approximate average indemnity paid per resolved claim from 2001 through 2009 and defense costs incurred per resolved claim from 2005 through 2009 of $42,130, we estimate our liability for current and future asbestos-related claims at December 31, 2010 to be approximately $44,000,000.  This amounts to a $8,000,000 reduction from the $52,000,000 liability we estimate as of December 31, 2009, or a $2,000,000 reduction per quarter in 2010.

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

We have determined that the minimum probable insurance coverage available to satisfy asbestos-related injury claims exceeds our estimated future liability for such claims of $52,000,000 and $45,250,000 as of December 31, 2009 and 2008, respectively.  This determination assumes that the general trend of reducing asbestos-related injury claims experienced prior to 2006 will resume and that the average indemnity and direct legal costs of each resolved claim will not materially increase.  The determination also assumes that the insurance companies remain solvent and live up to what we believe is their obligation to continue to cover our exposure with regards to these claims.  Accordingly, we have included $52,000,000 and $45,250,000 of such insurance coverage receivable as an asset on our December 31, 2009 and 2008 balance sheets, respectively.  Several affiliated insurance companies have brought a declaratory relief action against our subsidiary, Metalclad, as well as a number of other insurers, to resolve certain coverage issues, as discussed under “Insurance Coverage Litigation” below.  Regardless of our best estimates of liability for current and future asbestos-related claims, the liability for these claims could be higher or lower than estimated by amounts which are not predictable.  We, of course, cannot give any assurance that our liability for such claims will not ultimately exceed our available insurance coverage.  We believe, however, that our current insurance is adequate to satisfy additional liability that is reasonably possible in the event actual losses exceed our estimates.  We will update our estimates of insurance coverage in future filings with the Securities and Exchange Commission, as events occur which would cause us to believe that those estimates need revision, based upon the subsequent claim experience, using the methodology we have employed.

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

The following summarizes our contractual obligations at December 31, 2009.  The long-term debt consists of various notes payable to finance companies for vehicles used in the ordinary course of the Company’s insulation business (See Note 7).

	Total	1 Year or Less	1-3 Years	4-5 Years	Over 5 Years
Long-term debt	$137,772	$106,152	$31,620	$-	$-
Non-cancelable leases	351,076	172,944	178,132	-	-
Estimated interest payments	4,290	3,644	646	-	-
Total	$493,138	$282,740	$210,398	$-	$-

During 2009 we paid a cash dividend of $.10 per common share or $741,621.  During 2008, we did not pay or declare any cash dividends.  We do not anticipate paying any cash dividends in the near future.

The Company projects that cash flow generated through the operations of its subsidiary, Metalclad Insulation Corporation, and the Company’s cash balance at December 31, 2009, will be sufficient to meet the Company’s cash requirements for at least the next twelve months.

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

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance requiring the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other prior practices, some of which could have a material impact on how an entity accounts for its business combinations.  The guidance also requires additional disclosure of information surrounding a business combination.  The guidance is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively to business combinations for which the acquisition date is on or after December 15, 2008.  The adoption of this guidance had no impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued authoritative guidance requiring entities to report non-controlling minority interests in subsidiaries as equity in consolidated financial statements.  The guidance is effective for fiscal years beginning on or after December 15, 2008.  The adoption of this authoritative guidance had no impact on the Company’s financial position or results of operations since its consolidated subsidiaries are wholly owned and non-controlling interests in consolidated variable interest entities are not material.

In March 2008, the FASB issued authoritative guidance amending and expanding upon the disclosure requirements for derivative financial instruments and for hedging activities to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative financial instruments, how derivative financial instruments are accounted for, and how derivative financial instruments affect an entity’s financial position, financial performance, and results of operations.  The guidance is effective for financial statement and interim periods beginning after November 15, 2008.  The adoption of this authoritative guidance had no material effect on the Company’s financial statements and disclosures.

In April, 2009, the FASB issued authoritative guidance requiring entities to disclose, among other things, the methods and significant assumptions used to estimate the fair value of financial instruments in both interim and annual financial statements.  This guidance also requires those disclosures in summarized financial information at interim reporting periods. The guidance is effective for interim and annual periods ending after June 15, 2009.  The Company adopted the authoritative guidance on April 1, 2009.

Also in April, 2009, the FASB issued authoritative guidance amending the other-than-temporary impairment (OTTI) guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to OTTI of equity securities.  The guidance requires that an entity disclose information for interim and annual periods that enables users of its financial statements to understand the types of available-for-sale and held-to maturity debt and equity securities held, including information about investments in an unrealized loss position for which an OTTI has or has not been recognized.  The guidance is effective for interim and annual reporting periods ending after June 15, 2009.  Entrx adopted the authoritative guidance as of April 1, 2009.

In May 2009, the FASB issued authoritative guidance providing establishing general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The guidance also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected.  The guidance is effective for interim and annual periods ending after June 15, 2009, and accordingly, we adopted this authoritative guidance during the second quarter of 2009.  The guidance requires that public entities evaluate subsequent events through the date that the financial statements are issued.  In February 2010, the FASB amended its guidance effective immediately to remove the requirement for an SEC filer to disclose the date through which subsequent events were evaluated.  The Company’s adoption of the FASB’s guidance on subsequent events, as amended, did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued authoritative guidance modifying how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The guidance clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  The guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity.  The guidance also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement.  The guidance is effective for fiscal years beginning after November 15, 2009.  The Company does not expect that the adoption of this authoritative guidance will have a material effect on our financial condition, results of operations or cash flows.

In June 2009, the FASB issued authoritative guidance codifying generally accepted accounting principles in the United States (“GAAP”).  While the guidance was not intended to change GAAP, it did change the way the Company references these accounting principles in the Notes to the Consolidated Financial Statements.  This guidance was effective for interim and annual reporting periods ending after September 15, 2009.  The Company’s adoption of this authoritative guidance as of September 30, 2009 changed how it references GAAP in its disclosures.

Item 7.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
Entrx Corporation and subsidiaries
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Entrx Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entrx Corporation and subsidiaries as of December 31, 2009 and 2008 and the results of their  operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota
March 10, 2010

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$2,070,710	$2,078,666
Available-for-sale securities	7,000	296,266
Accounts receivable, less allowance for doubtful accounts of $80,000 as of December 31, 2009 and 2008	3,888,261	5,697,084
Costs and estimated earnings in excess of billings on uncompleted contracts	1,174,085	1,067,384
Inventories	34,620	115,670
Prepaid expenses and other current assets	327,802	292,957
Insurance claims receivable	8,000,000	7,250,000
Other receivables	83,620	138,229
Total current assets	15,586,098	16,936,256

Property, plant and equipment, net	195,069	369,981
Insurance claims receivable	44,000,000	38,000,000
Other assets	62,431	46,620
Total Assets	$59,843,598	$55,352,857

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$106,152	$153,290
Accounts payable	496,004	999,737
Accrued expenses	1,221,047	1,942,453
Reserve for asbestos liability claims	8,000,000	7,250,000
Billings in excess of costs and estimated earnings on uncompleted contracts	111,312	100,615
Total current liabilities	9,934,515	10,446,095

Long-term debt, less current portion	31,620	140,602
Reserve for asbestos liability claims	44,000,000	38,000,000
Total liabilities	53,966,135	48,586,697

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $1; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.10; 80,000,000 shares authorized; 7,416,211 and 7,656,147 issued and outstanding at December 31, 2009 and 2008, respectively	787,101	811,095
Additional paid-in capital	69,023,276	69,831,881
Accumulated deficit	(63,932,914)	(63,876,816)
Total shareholders’ equity	5,877,463	6,766,160
Total Liabilities and Shareholders’ Equity	$59,843,598	$55,352,857

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2009	2008

Contract revenues	$19,077,341	$27,846,507

Contract costs and expenses	16,057,047	22,847,031

Gross margin	3,020,294	4,999,476

Operating expenses:
Selling, general and administrative	3,117,264	3,840,192
Change in allowance on shareholder note receivable	-	25,000
Gain on disposal of property, plant and equipment	(2,800)	(18,250)
Total operating expenses	3,114,464	3,846,942

Operating income (loss)	(94,170)	1,152,534

Interest income	18,076	40,282
Interest expense	(7,520)	(7,767)
Gain on sale of marketable securities	121,799	-
Impairment charge on available-for-sale securities	(94,283)	(929,679)

Net income (loss)	(56,098)	255,370

Other comprehensive income (loss)
Unrealized gain on available-for-sale securities	6,512	-
Reclassification adjustment for unrealized (gains) losses on available-for-sale securities recognized in net income	(6,512)	216,509

Comprehensive income (loss)	$(56,098)	$471,879

Weighted average number of common shares — basic and diluted	7,531,388	7,653,196

Net income (loss) per common share — basic and diluted	$(0.01)	$0.03

Dividends declared per common share	$0.10	$0.00

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2009 and 2008

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amounts	Capital	Deficit	Income (loss)	Equity

Balance at December 31, 2007	7,616,147	$807,095	$69,821,881	$(64,132,186)	$(216,509)	$6,280,281

Reclassification adjustment for losses recognized in net income	-	-	-	-	216,509	216,509
Common stock issued in exchange for services	40,000	4,000	10,000	-	-	14,000
Net income	-	-	-	255,370	-	255,370

Balance at December 31, 2008	7,656,147	811,095	69,831,881	(63,876,816)	-	6,766,160

Unrealized loss on available-for-sale securities	-	-	-	-	6,512	6,512
Reclassification adjustment for losses recognized in net income	-	-	-	-	(6,512)	(6,512)
Repurchases of common stock	(309,936)	(30,994)	(77,484)	-	-	(108,478)
Common stock issued in exchange for services	70,000	7,000	10,500	-	-	17,500
Dividend paid	-	-	(741,621)	-	-	(741,621)
Net income (loss)	-	-	-	(56,098)	-	(56,098)

Balance at December 31, 2009	7,416,211	$787,101	$69,023,276	$(63,932,914)	$-	$5,877,463

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(56,098)	$255,370
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	215,114	208,633
Gain on disposal of property, plant and equipment	(2,800)	(18,250)
Impairment charge on available-for-sale securities	94,283	929,679
Gain on sales of available-for-sale securities	(121,799)	-
Allowance on shareholder note receivable	-	25,000
Common stock issued for services	17,500	14,000
Changes in operating assets and liabilities:
Accounts receivable, net	1,808,823	(230,195)
Costs and estimated earnings in excess of billings on uncompleted contracts	(106,701)	(435,759)
Inventories	81,050	(8,552)
Prepaid expenses and other current assets	(34,845)	(19,801)
Other receivables	54,609	41,786
Other assets	(15,811)	146,920
Accounts payable and accrued expenses	(1,225,139)	(168,281)
Billings in excess of costs and estimated earnings on uncompleted contracts	10,697	38,221
Net cash provided by operating activities	718,883	778,771

Cash flows from investing activities:
Capital expenditures	(40,202)	-
Sales of available-for-sale securities	316,782	-
Proceeds from sale of property, plant and equipment, net of expenses	2,800	-
Net cash provided by investing activities	279,380	-

Cash flows from financing activities:
Payments on long-term debt	(156,120)	(144,988)
Dividends paid	(741,621)	-
Repurchases of common stock	(108,478)	-
Net cash used in financing activities	(1,006,219)	(144,988)

Increase (decrease) in cash and cash equivalents	(7,956)	633,783
Cash and cash equivalents at beginning of year	2,078,666	1,444,883
Cash and cash equivalents at end of year	$2,070,710	$2,078,666

Non-cash investing and financing activities:
Acquisition of property, plant and equipment in exchange for notes payable	$-	$211,660

Supplemental disclosure of cash flow information:
Interest paid	$7,520	$7,767

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 1 – DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Entrx Corporation (the “Company”) is engaged in insulation services, including asbestos abatement and material sales, to customers primarily in California (the “Insulation Business”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned and majority-owned subsidiaries, and the accounts of Curtom-Metalclad pursuant to ASC 810-10-15-14 (see Note 2).  Significant intercompany accounts and transactions have been eliminated in consolidation.

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

	Aggregate fair value	Gross unrealized gains	Gross unrealized losses	Cost
Available for sale securities – December 31, 2009	$7,000	$-	$-	$7,000
Available for sale securities – December 31, 2008	$296,266	$-	$-	$296,266

The Company's net unrealized holding loss was $0 and $0 for the years ended December 31, 2009 and 2008, respectively.

As of December 31, 2009, the fair value, unrealized gain or loss and cost of each available-for-sale investment held by the Company is as follows:

Description of Security	Fair Value	Unrealized Gain	Unrealized Loss	Cost
Catalytic Solutions, Inc.	$7,000	$-	$-	$7,000
Total	$7,000	$-	$-	$7,000

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

We recognized an impairment charge on our Clearwire Corporation investment of $173,153 during the three months ended March 31, 2008 and an impairment charge of $115,486 during the three months ended September 30, 2008.  Our determination that the impairment with respect to Entrx’s investment in the common stock of Clearwire Corporation was other-than-temporary, was based upon both the length of time that the market value of that stock was below Entrx’s carrying value, and the severity of the decline in that market value.  The impairment charges represented the differences between the market value on March 31, 2008 and September 30, 2008 and Entrx’s carrying value on those dates.  We also recognized an impairment charge on our Clearwire Corporation investment of $273,934 during the three months ended December 31, 2008.  Our determination that the impairment with respect to Entrx’s investment in the common stock of Clearwire Corporation was other-than-temporary, was based upon both the length of time that the market value of that stock was below Entrx’s previous carrying value of $11.88 per share, and the severity of the decline in that market value.  Since October 1, 2008, through early March 2009, when Entrx filed its Form 10-K for the year ended December 31, 2008, the market value of Entrx’s investment in the common stock of Clearwire Corporation was less than its cost.  In addition, as of December 31, 2008, the market value of Entrx’s investment was approximately 59% below its carrying value.  As a result of those conditions, Entrx recorded an impairment charge of $273,934, which represented the difference between the market value on December 31, 2008 and Entrx’s carrying value.

During the year ended December 31, 2009, the Company sold all of its 19,056 shares of VioQuest Pharmaceuticals, Inc. and all of its 39,415 shares of Clearwire Corporation.

The Company has a minority investment in the common stock of Catalytic Solutions, Inc. which is traded on the London Stock Exchange’s Alternative International Market for smaller companies (the “AIM” market).  Prior to the third quarter of 2008, this investment was included in investments in unconsolidated affiliates on the Consolidated Balance Sheets and was carried at cost based upon our assessment that the AIM market was not of a comparable breadth and scope to a U.S. market.  During the third quarter of 2008, the Company changed its method of accounting for its investment in the common stock of Catalytic Solutions, Inc. to reclassify this investment to an investment in available-for-sale security, based on the continued expansion of the breadth and scope of the AIM market and the Company’s related interpretations of ASC 320-10-35-1.

We recognized an impairment charge on our Catalytic Solutions, Inc. investment of $150,000 during the three months ended September 30, 2008, which represented the difference between the market value quoted on the AIM market on September 30, 2008 and Entrx’s carrying value.  Our determination that there was an impairment with respect to Entrx’s investment in the common stock of Catalytic Solutions was based upon the severity of the decline in the quoted market price below our carrying value and our belief that there had been impairment indicators as discussed in ASC 320-10-35-27, including factors that raise significant concerns about Catalytic Solution’s ability to continue as a going concern.  We also recognized an impairment charge on our Catalytic Solutions, Inc. investment of $198,717 during the three months ended December 31, 2008, which represented the difference between the market value quoted on the AIM market on December 31, 2008 and Entrx’s carrying value.  Our determination that there was an impairment with respect to Entrx’s investment in the common stock of Catalytic Solutions was based upon the severity of the decline in the quoted market price below our carrying value and our belief that there had been impairment indicators as discussed in ASC 320-10-35-27, including factors that raise significant concerns about Catalytic Solution’s ability to continue as a going concern.  Finally, we recognized an impairment charge on our Catalytic Solutions, Inc. investment of $94,283 during the three months ended June 30, 2009, which represented the difference between the market value quoted on the AIM market on June 30, 2009 and Entrx’s carrying value.  Our determination that there was an impairment with respect to Entrx’s investment in the common stock of Catalytic Solutions was based upon the severity of the decline in the quoted market price below our carrying value and our belief that there had been impairment indicators as discussed in ASC 320-10-35-27, including factors that raise significant concerns about Catalytic Solution’s ability to continue as a going concern.  We previously had been carrying our Catalytic investment at $.2637 per share.  Based upon the last trade on the AIM market on June 30, 2009, the value would be $.0182 per share (after conversion to US dollars).  As a result of these conditions, Entrx recorded an impairment charge of $94,283, corresponding to a remaining carried value of $0.02 per share.

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

Advertising Costs

Advertising costs are expensed as incurred.  Advertising costs totaled approximately $22,998 and $16,366 for the years ended December 31, 2009 and 2008, respectively.

Revenue Recognition

Fixed price insulation installation and asbestos abatement contracts are accounted for by the percentage-of-completion method in the ratio that total costs incurred to date bear to total estimated costs, wherein costs and estimated earnings are included in revenues as the work is performed.  If a loss on a fixed price contract is indicated, the entire amount of the estimated loss is accrued when known.  Time and material contracts are accounted for under a cost plus fee basis with recognition of revenue as the services are performed.  Retentions by customers under contract terms are due at contract completion.  The Company did not have any claims revenue during the years ended December 31, 2009 and 2008.

The Company has both one and multi-year maintenance contracts.  These contracts are billed monthly for the amount of work performed (time and materials with pre approval daily by the customer) and revenue is recognized accordingly.

Taxes Collected from Customers

We account for sales taxes collected from customers and remitted to government authorities on a net basis.

Income/Loss Per Share

The Company computes income (loss) per share in accordance with ASC 260-10-15-2 which requires the presentation of both basic and diluted net income (loss) per share for financial statement purposes.  Basic net income (loss) per share is computed by dividing the net income (loss) available to common shareholders by the weighted average number of common shares outstanding.  Diluted net income (loss) per share includes the effect of the potential shares outstanding, including dilutive stock options and warrants using the treasury stock method.  Options and warrants totaling 1,140,000 and 2,155,900 shares were excluded from the computation of diluted earnings per share for the years ended December 31, 2009 and 2008, respectively, as their exercise price exceeded the average market price of the Company’s common stock.  Following is a reconciliation of basic and diluted net income (loss) per share:

	2009	2008
Basic net income (loss) per common share
Net income (loss)	$(56,098)	$255,370
Weighted average shares outstanding	7,531,388	7,653,196
Basic net income (loss) per common share	$(0.01)	$0.03

Diluted net income (loss) per common share
Net income (loss)	$(56,098)	$255,370
Weighted average shares outstanding	7,531,388	7,653,196
Effect of dilutive securities	-	-
Weighted average shares outstanding	7,531,388	7,653,196
Diluted net income (loss) per common share	$(0.01)	$0.03

Legal Costs

The Company expenses its legal costs as incurred.

Stock-Based Compensation

ASC 718-10-15-3 requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period.  In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date.  We implemented ASC 718-10-15-3 on January 1, 2006 using the modified prospective method.  ASC 718-10-15-3 did not have an impact on the Company’s consolidated financial statements since all of the Company’s outstanding stock options were fully vested at December 31, 2005 and no additional options were granted through December 31, 2009.

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

Comprehensive Income

ASC 220-10-15-1 establishes rules for the reporting of comprehensive income (loss) and its components.  Comprehensive income (loss) consists of net income (loss), unrealized gains (losses) on available-for-sale securities and reclassification adjustments for unrealized losses on available-for-sale securities recognized in net income.  During the year ended December 31, 2009, the Company recorded other comprehensive gain of $6,512 for unrealized gains on available-for-sale securities and recorded a reclassification adjustment of $(6,512).  During the year ended December 31, 2008, the Company recorded a reclassification adjustment of $216,509.  Since the Company has various net operating loss carry forwards, the amounts related to other comprehensive income (loss) for all periods presented are shown without any income tax provision or benefit.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance requiring the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other prior practices, some of which could have a material impact on how an entity accounts for its business combinations.  The guidance also requires additional disclosure of information surrounding a business combination.  The guidance is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively to business combinations for which the acquisition date is on or after December 15, 2008.  The adoption of this guidance had no impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued authoritative guidance requiring entities to report non-controlling minority interests in subsidiaries as equity in consolidated financial statements.  The guidance is effective for fiscal years beginning on or after December 15, 2008.  The adoption of this authoritative guidance had no impact on the Company’s financial position or results of operations since its consolidated subsidiaries are wholly owned and non-controlling interests in consolidated variable interest entities are not material.

In March 2008, the FASB issued authoritative guidance amending and expanding upon the disclosure requirements for derivative financial instruments and for hedging activities to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative financial instruments, how derivative financial instruments are accounted for, and how derivative financial instruments affect an entity’s financial position, financial performance, and results of operations.  The guidance is effective for financial statement and interim periods beginning after November 15, 2008.  The adoption of this authoritative guidance had no material effect on the Company’s financial statements and disclosures.

In April, 2009, the FASB issued authoritative guidance requiring entities to disclose, among other things, the methods and significant assumptions used to estimate the fair value of financial instruments in both interim and annual financial statements.  This guidance also requires those disclosures in summarized financial information at interim reporting periods. The guidance is effective for interim and annual periods ending after June 15, 2009.  The Company adopted the authoritative guidance on April 1, 2009.

Also in April, 2009, the FASB issued authoritative guidance amending the other-than-temporary impairment (OTTI) guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to OTTI of equity securities.  The guidance requires that an entity disclose information for interim and annual periods that enables users of its financial statements to understand the types of available-for-sale and held-to maturity debt and equity securities held, including information about investments in an unrealized loss position for which an OTTI has or has not been recognized.  The guidance is effective for interim and annual reporting periods ending after June 15, 2009.  Entrx adopted the authoritative guidance as of April 1, 2009.

In May 2009, the FASB issued authoritative guidance providing establishing general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The guidance also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected.  The guidance is effective for interim and annual periods ending after June 15, 2009, and accordingly, we adopted this authoritative guidance during the second quarter of 2009.  In February 2010, the FASB amended its guidance effective immediately to remove the requirement for an SEC filer to disclose the date through which subsequent events were evaluated.  The Company’s adoption of the FASB’s guidance on subsequent events, as amended, did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued authoritative guidance modifying how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The guidance clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  The guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity.  The guidance also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement.  The guidance is effective for fiscal years beginning after November 15, 2009.  The Company does not expect that the adoption of this authoritative guidance will have a material effect on our financial condition, results of operations or cash flows.

In June 2009, the FASB issued authoritative guidance codifying generally accepted accounting principles in the United States (“GAAP”).  While the guidance was not intended to change GAAP, it did change the way the Company references these accounting principles in the Notes to the Consolidated Financial Statements.  This guidance was effective for interim and annual reporting periods ending after September 15, 2009.  The Company’s adoption of this authoritative guidance as of September 30, 2009 changed how it references GAAP in its disclosures.

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

NOTE 2 – CURTOM-METALCLAD

In 1989, the Company entered into a joint venture with a minority-owned service firm ("Curtom-Metalclad") to perform industrial insulation and industrial asbestos abatement services similar to those performed by the Company.  When contracts are obtained by the joint venture, the Company performs the work specified in the contract as a subcontractor to the joint venture.  The joint venture agreement provides that Curtom-Metalclad receives approximately 2.5% of contract revenues.

Curtom-Metalclad is considered by us to be a Variable Interest Entity (VIE) and, as such, the Company consolidates Curtom-Metalclad since we consider the Company to be the primary beneficiary.  At December 31, 2009, Curtom-Metalclad had assets of $12,000 (all cash) and partners’ equity of $12,000.  Curtom-Metalclad did not have any liabilities at December 31, 2009.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at December 31:

	2009	2008
Billed
Completed contracts	$982,096	$792,363
Contracts in process	390,662	1,032,762
Time and material work	2,261,942	3,088,273
Material sales	16,801	43,582
Unbilled retainage	316,760	820,104
	3,968,261	5,777,084
Less: Allowance for doubtful accounts	(80,000)	(80,000)
	$3,888,261	$5,697,084

NOTE 4 – COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consisted of the following at December 31:

	2009	2008
Costs incurred on uncompleted contracts	$15,846,647	$15,902,597
Estimated earnings (loss)	4,038,764	4,032,747
	19,885,411	19,935,344
Less billings to date	(18,822,638)	(18,968,575)
	$1,062,773	$966,769

The above information is presented in the balance sheet as follows:

	2009	2008
Costs and estimated earnings in excess of billings on uncompleted contracts	$1,174,085	$1,067,384
Billings in excess of costs and estimated earnings on uncompleted contracts	(111,312)	(100,615)
	$1,062,773	$966,769

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
	2009	2008
Machinery and equipment	$542,309	$539,518
Leasehold improvements	78,526	41,115
Automotive equipment	674,793	698,544
	1,295,628	1,279,177

Less accumulated depreciation and amortization	(1,100,559)	(909,196)
	$195,069	$369,981

Depreciation and amortization expense for the years ended December 31, 2009 and 2008 was $215,114 and $208,633, respectively.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2009	2008
Wages, bonuses and taxes	$233,293	$1,014,893
Union dues	262,124	316,290
Accounting and legal fees	110,351	30,000
Insurance	61,470	35,015
Insurance settlement reserve	375,000	375,000
Sales Tax	25,884	-
Other	152,925	171,255
	$1,221,047	$1,942,453

NOTE 7 – LONG-TERM DEBT

Long-term debt consists of various notes payable to finance companies for vehicles used in the ordinary course of the Company’s insulation business.  The notes are collateralized by the vehicles and bear interest at rates ranging from 0% to 8.2% for a period of 36 months with the last payment due in 2011.  Principal maturities over the next five years are as follows:

Year ending December 31,

2010	$106,152
2011	31,620
2012	-
2013	-
2014	-
Totals	137,772

Less current portion	(106,152)
Long-term portion	$31,620

NOTE 8 - INCOME TAXES

The major deferred tax items are as follows:

	December 31,
	2009	2008
Assets:
Allowances established against realization of certain assets	$515,000	$1,178,000
Net operating loss carryforwards	13,824,000	13,062,000
Liabilities:
Accrued liabilities and other	51,000	12,000
	14,390,000	14,252,000
Valuation allowance	(14,390,000)	(14,252,000)
	$-	$-

The valuation allowance increased $138,000 and increased $767,000 for the years ended December 31, 2009 and 2008, respectively.  The valuation allowance increased in the current year primarily due to the Company’s net operating loss.

Income tax computed at the U.S. federal statutory rate reconciled to the effective tax rate is as follows for the years ended December 31:

	2009	2008
Federal statutory tax rate	(35.0)%	35.0%
State tax, net of federal benefit	(5.0)%	5.0%
Change in valuation allowance	50.0%	(55.4)%
Permanent differences	(10.0)%	15.4%
Effective tax rate	0.0%	0.0%

At December 31, 2009, the Company has available for U.S. federal income tax purposes net operating loss carry-forwards of approximately $34,560,000.  These carryforwards expire in the years 2011 through 2027.  The ultimate utilization of the net operating loss carryforwards may be limited in the future due to changes in the ownership of the Company.  This limitation, if applicable, has not been determined by the Company.

The realization of the Company’s deferred tax assets is dependent upon the Company’s ability to generate taxable income in the future.  The Company has recorded a 100% valuation allowance against all of the deferred tax assets due to the uncertainty regarding their realizability.

The Company’s tax returns are open to examination by tax authorities for the tax years 2006 through 2009.  The Company has elected to recognize interest on tax deficiencies as interest expense and income tax penalties as selling, general and administrative expense.  For the year ended December 31, 2009, the Company recognized no interest and penalties.

NOTE 9 - SHAREHOLDERS’ EQUITY

Stock Options

On May 15, 1997, the Company adopted an omnibus stock option plan (the “1997 Plan”) which authorized options to acquire 600,000 shares of the Company’s common stock.  The 1997 Plan has expired, and while no new options may be granted under the 1997 Plan, some options granted under that plan remain exercisable.  At December 31, 2009, there were 70,000 options outstanding under this plan and no options available for grant.  These options expire 10 years from the date of the grant.  Under the terms of the plan, the Board of Directors could grant options and other stock-based awards to key employees to purchase shares of the Company’s common stock.  The options are exercisable at such times, in installments or otherwise, as the Board of Directors may determine.

On November 20, 2001, the Company adopted an omnibus stock option plan (the “2000 Plan”) which authorized options to acquire 2,000,000 shares of the Company’s stock.  At December 31, 2009, there were options outstanding under the 2000 Plan for 1,070,000 shares and 930,000 shares available for grant.  These options expire 10 years from the date of the grant.  The terms of the 2000 Plan are the same as the 1997 Plan.  Under the terms of the plan, the stock option committee may grant options and other stock-based awards to key employees and members of the board of directors to purchase shares of the Company’s common stock.  The options are exercisable at such times, in installments or otherwise, as the stock option committee may determine.

The following is a summary of options granted:

	Year Ended December 31,
	2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of the year	2,105,900	$2.20	2,191,630	$2.59
Granted	-	-	-	-
Exercised	-	-	-	-
Canceled or expired	(965,900)	2.04	(85,730)	12.25
Options outstanding at end of the year	1,140,000	$2.33	2,105,900	$2.20

Options Exercisable	1,140,000	$2.33	2,105,900	$2.20

There is no intrinsic value at December 31, 2009 for outstanding or exercisable options.

Options Outstanding				Options Exercisable
Range of exercise prices	Number outstanding as of 12/31/09	Weighted average remaining contractual life in years	Weighted average exercise price	Number exercisable as of 12/31/09	Weighted average exercise price
$0.50	50,000	0.27	$0.50	50,000	$0.50
$0.55 - $1.20	60,000	0.76	$0.90	60,000	$0.90
$2.00	510,000	1.44	$2.00	510,000	$2.00
$3.00	520,000	0.88	$3.00	520,000	$3.00
$0.50 - $3.00	1,140,000	1.10	$2.33	1,140,000	$2.33

Stock Purchase Warrants

In connection with various debt offerings, stock placements and services provided, the Company had issued various stock purchase warrants.  All such warrants were issued at prices which approximated or exceeded fair market value of the Company’s common stock at the date of grant and were exercisable at various dates through July, 2009.  At December 31, 2008, the weighted average exercise price for warrants outstanding was $0.75.

Summarized information for stock purchase warrants is as follows:

	Number of Warrants	Price per share

Warrants outstanding at December 31, 2007	100,000	$0.50 - $0.75
Canceled or expired	(50,000)	$0.50

Warrants outstanding at December 31, 2008	50,000	$0.75
Canceled or expired	(50,000)	$0.75
Warrants outstanding at December 31, 2009	-

Common Stock

During the year ended December 31, 2008, the Company issued an aggregate of 40,000 shares to four members of the Company’s board of directors.  The shares issued to the board members had a value of $14,000, based upon the market price at the date of issuance.

During the year ended December 31, 2009, the Company issued an aggregate of 70,000 shares to four members of the Company’s board of directors and to the president of Metalclad Insulation.  The shares issued to the board members and the president of Metalclad Insulation had a value of $17,500, based upon the market price at the date of issuance.

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

Dividends

During the year ended December 31, 2009, the Company paid a cash dividend of $.10 per common share to shareholders of record as of December 18, 2009.  The $741,621 dividend was paid on December 28, 2009.

NOTE 10 - EMPLOYEE BENEFIT PLANS

Effective January 1, 1990, the Company established a contributory profit sharing and thrift plan for all salaried employees.  Discretionary matching contributions may be made by the Company based upon participant contributions, within limits provided for in the plan.  No Company contributions were made in the years ended December 31, 2009 and 2008.

Additionally, the Company participates in several multi-employer plans, which provide defined benefits to union employees of its participating companies.  The Company makes contributions determined in accordance with the provisions of negotiated labor contracts.  Company contributions were $899,646 and $1,046,051 for the years ended December 31, 2009 and 2008, respectively.

NOTE 11 - SIGNIFICANT CUSTOMERS

Sales to significant customers were as follows:

	Year Ended December 31, 2009		Year Ended December 31, 2008
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
B. P. West Coast Products LLC	$2,897,000	15.2%	$3,148,000	11.3%
Southern California Edison	$2,057,000	10.8%	(1)	(1)
NRG Energy	$2,042,000	10.7%	(1)	(1)
Jacobs Field Services North America, Inc.	(1)	(1)	$5,024,000	18.0%
Black & Veatch	(1)	(1)	$3,345,000	12.0%

(1)	Sales to this customer were less than 10% of total revenue during the reported period.

Significant accounts receivable were as follows:

	December 31, 2009		December 31, 2008
	Accounts Receivable	% of Total Accounts Receivable	Accounts Receivable	% of Total Accounts Receivable
Southern California Edison	$1,271,000	32.0%	(1)	(1)
Black & Veatch	(1)	(1)	$1,054,000	18.5%
Jacobs Field Services North America, Inc.	(1)	(1)	$840,000	14.7%
(1)	Accounts receivable from this customer were less than 10% of total accounts receivable for the reported period.

It is the nature of the Company’s business that a significant customer in one year may not be a significant customer in a succeeding year.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Collective Bargaining Agreements

Approximately 90% of the Company’s employees are covered under collective Bargaining Agreements.  Approximately 86% of the Company’s hourly employees are covered by the Local No. 5 - International Association of Heat and Frost Insulators and Asbestos Workers ("Local No. 5") agreement.  The Company’s subsidiary, Metalclad Insulation Corporation, is one of a group of employers with a collective bargaining agreement with Local No. 5 - International Association of Heat and Frost Insulators and Allied Workers ("Local No. 5").  Our “Basic Agreement” with Local No. 5 of the International Association of Heat and Frost Insulators and Allied Workers expired in September 2008.  The “Basic Agreement” included a “Maintenance Agreement” as an addendum.  Metalclad Insulation Corporation and the other employers have agreed with the negotiating representatives of Local No. 5 for an extension of the expired contract until June 28, 2010.  An agreement with the Laborers Local 300 was signed in December 2009 and expires in December 2012.  Approximately 7% of our hourly employees are covered by the Labors Local 300 agreement.  Our agreement with the Southwest Regional Council of Carpenters was extended in May 2009 and currently expires on June 30, 2011.  Approximately 7% of our hourly employees are covered under the Carpenters Local 1506 agreement.

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

Total rent expense under operating leases was $212,287 and $212,696 for the years ended December 31, 2009 and 2008, respectively.  The Company has future minimum non-cancelable lease commitments of $173,000 and $178,000 in 2010 and 2011, respectively.

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

The number of asbestos-related cases which have been initiated naming us (primarily our subsidiary, Metalclad Insulation Corporation) as a defendant have fluctuated from 199 in 2005, to 232 in 2006, to 163 in 2007, to 187 in 2008, and to 188 in 2009.  At December 31, 2005, 2006, 2007 and 2008, there were, respectively, approximately 507, 404, 222 and 271 cases pending.  As of December 31, 2009, there were 239 cases pending.  These claims are currently defended and covered by insurance.

Set forth below is a table for the years ended December 31, 2009 and 2008 which sets forth for each such period the approximate number of asbestos-related cases filed, the number of such cases resolved by dismissal or by trial, the number of such cases resolved by settlement, the total number of resolved cases, the number of filed cases pending at the end of such period, the total indemnity paid on all resolved cases, the average indemnity paid on all settled cases and the average indemnity paid on all resolved cases:

	2009	2008
New cases filed	188	187
Defense Judgments and dismissals	168	109
Plaintiff judgments and settled cases	52	29
Total resolved cases (1)	220	138
Pending cases (1)	239	271
Total indemnity payments	$5,345,000	$7,582,550	(2)
Average indemnity paid on settled cases	$102,788	$261,467	(2)
Average indemnity paid on all resolved cases	$24,295	$54,946	(2)

(1)	Total resolved cases includes, and the number of pending cases excludes, cases which have been settled but which have not been closed for lack of final documentation or payment.
(2)
In April 2005, there was an award rendered finding Metalclad Insulation Corporation liable for $1,117,000 in damages.  The judgment was appealed by our insurer, and a final order and judgment of $1,659,000 was rendered in 2008.  The total and average indemnity amounts paid on this judgment are included in 2008.

Under current accounting rules we are required to estimate our liability to existing and future asbestos-related claims.  This requires that we estimate the number of claims we believe will be brought in the future.  We previously based our estimates on the downward trend of cases brought from 725 cases brought in 2001, to 199 cases brought in 2005.  This downward trend leveled off somewhat since 2006.  In addition, we have experienced increases in our costs to defend and resolve claims during this period.  As a result, we have found it necessary to increase our projections of known and incurred but not reported liabilities with respect to each of our 2006, 2008 and 2009 financial statements.  We believe that the leveling off of cases brought in 2005 through 2009 is largely due to an aggressive campaign waged by plaintiffs’ lawyers in an attempt to identify new plaintiffs, and that as the pool of plaintiffs decreases that it is probable that the downward trend experienced prior to 2006 will resume, although such resumption cannot be assured.

From 2001 and through 2009, the annual average indemnity paid on over 3,000 resolved cases has fluctuated significantly, between a low of $14,504 in 2006 and a high of $54,946 in 2008, with an overall average over that period of approximately $21,130.  During this period, although there has been no discernible upward or downward trend in indemnity payments, our most recent settlement experience in 2008 and 2009 has been less favorable than earlier periods.

We believe that the sympathies of juries, the aggressiveness of the plaintiffs’ bar and the declining base of potential defendants as the result of business failures, have tended to increase payments on resolved cases.  This tendency, we believe, has been mitigated by the declining pool of claimants resulting from death, and the likelihood that the most meritorious claims have been ferreted out by plaintiffs’ attorneys.  We expect that the newer cases being brought will not be as meritorious and have as high a potential for damages as cases which were brought earlier.  We have no reason to believe, therefore, that the average future indemnity payments will increase materially in the future.

In addition, direct defense costs per resolved claim increased from a low of $8,514 in 2003 to a high of $44,490 in 2008.  The weighted average defense cost per resolved claim from 2005 through 2009 was $20,988.  We believe that these defense costs increased as a result of a change in legal counsel in 2004, and the more aggressive defense posture taken by new legal counsel since that change.  We intend to monitor the defense costs in 2010 and will adjust our estimates if events occur which would cause us to believe that those estimates need revision.  We are currently projecting those costs to be approximately $21,000 per claim.

Although defense costs are included in our insurance coverage, we expended $128,000 and $96,000 in 2008 and 2009, respectively, to administer the asbestos claims and defend the ACE Lawsuit discussed below.  These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies.

As of December 31, 2009, we re-evaluated our estimates to take into account our experience in 2009.  Primarily as a result of the increase in the number of new cases commenced during 2009 which exceeded our previous estimates, we estimate that there will be 986 asbestos-related injury claims made against the Company after December 31, 2009.  The 986, in addition to the 239 claims existing as of December 31, 2009, totals 1,225 current and future claims.  Multiplying the average indemnity per resolved claim over the past nine years of $21,130, times 1,225, we project the probable future indemnity to be paid on those claims after December 31, 2009 to be equal to approximately $26,000,000.  In addition, multiplying an estimated cost of defense per resolved claim of approximately $21,000 times 1,225, we project the probable future defense costs to equal approximately $26,000,000.  Accordingly, our total estimated future asbestos-related liability at December 31, 2009 is $52,000,000.

As of December 31, 2009 we project that approximately 158 new asbestos-related claims will be commenced and approximately 179 cases will be resolved in 2010, resulting in an estimated 218 cases pending at December 31, 2010.  Since we project that an aggregate of 986 new cases will be commenced after December 31, 2009, and that 158 of these cases will be commenced in 2010, we estimate that an aggregate of 828 new cases will be commenced after December 31, 2010.  Accordingly, we project the cases pending and projected to be commenced in the future at December 31, 2010, will be 1,046 cases.  Multiplying 1,046 claims times the approximate average indemnity paid per resolved claim from 2001 through 2009 and defense costs incurred per resolved claim from 2005 through 2009 of $42,130, we estimate our liability for current and future asbestos-related claims at December 31, 2010 to be approximately $44,000,000.  This amounts to a $8,000,000 reduction from the $52,000,000 liability we estimate as of December 31, 2009, or a $2,000,000 reduction per quarter in 2010.

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

We have determined that the minimum probable insurance coverage available to satisfy asbestos-related injury claims exceeds our estimated future liability for such claims of $52,000,000 and $45,250,000 as of December 31, 2009 and 2008, respectively.  This determination assumes that the general trend of reducing asbestos-related injury claims experienced prior to 2006 will resume and that the average indemnity and direct legal costs of each resolved claim will not materially increase.  The determination also assumes that the insurance companies remain solvent and live up to what we believe is their obligation to continue to cover our exposure with regards to these claims.  Accordingly, we have included $52,000,000 and $45,250,000 of such insurance coverage receivable as an asset on our December 31, 2009 and 2008 balance sheets, respectively.  Several affiliated insurance companies have brought a declaratory relief action against our subsidiary, Metalclad, as well as a number of other insurers, to resolve certain coverage issues, as discussed below.  Regardless of our best estimates of liability for current and future asbestos-related claims, the liability for these claims could be higher or lower than estimated by amounts which are not predictable.  We, of course, cannot give any assurance that our liability for such claims will not ultimately exceed our available insurance coverage.  We believe, however, that our current insurance is adequate to satisfy additional liability that is reasonably possible in the event actual losses exceed our estimates.  We will update our estimates of insurance coverage in future filings with the Securities and Exchange Commission, as events occur which would cause us to believe that those estimates need revision, based upon the subsequent claim experience, using the methodology we have employed.

On February 23, 2005 ACE Property & Casualty Company ("ACE"), Central National Insurance Company of Omaha ("Central National") and Industrial Underwriters Insurance Company ("Industrial"), which are all related entities, filed a declaratory relief lawsuit (“the ACE Lawsuit”) against Metalclad Insulation Corporation (“Metalclad”) and a number of Metalclad's other liability insurers, in the Superior Court of the State of California, County of Los Angeles.  ACE, Central National and Industrial issued umbrella and excess policies to Metalclad, which has sought and obtained from the plaintiffs both defense and indemnity under these policies for the asbestos lawsuits brought against Metalclad during the last four to five years.  The ACE Lawsuit seeks declarations regarding a variety of coverage issues, but is centrally focused on issues involving whether historical and currently pending asbestos lawsuits brought against Metalclad are subject to either an "aggregate" limits of liability or separate "per occurrence" limits of liability.  Whether any particular asbestos lawsuit is properly classified as being subject to an aggregate limit of liability depends upon whether or not the suit falls within the "products" or "completed operations" hazards found in most of the liability policies issued to Metalclad.  Resolution of these classification issues will determine if, as ACE and Central National allege, their policies are nearing exhaustion of their aggregate limits and whether or not other Metalclad insurers who previously asserted they no longer owed any coverage obligations to Metalclad because of the claimed exhaustion of their aggregate limits, in fact, owe Metalclad additional coverage obligations.  The ACE Lawsuit also seeks to determine the effect of the settlement agreement between the Company and Allstate Insurance Company on the insurance obligations of various other insurers of Metalclad, and the effect of the “asbestos exclusion” in the Allstate policy.  The ACE Lawsuit does not seek any monetary recovery from Metalclad. The ACE Lawsuit is principally about coverage responsibility among the several insurers, as well as total coverage.  Regardless of the outcome of this litigation, Entrx does not believe that the ACE Lawsuit will result in materially diminishing Entrx’s insurance coverage for asbestos-related claims. Nonetheless, we anticipate that we will incur attorneys’ fees and other associated litigation costs in defending the lawsuit and any counter claims made against us by any other insurers, and in prosecuting any claims we may seek to have adjudicated regarding our insurance coverage.  In addition, the ACE Lawsuit may result in our incurring costs in connection with obligations we may have to indemnify Allstate under the settlement agreement.  Allstate, in a cross-complaint filed against Metalclad Insulation Corporation in October, 2005, asked the court to determine the Company’s obligation to assume and pay for the defense of Allstate in the ACE Lawsuit under the Company’s indemnification obligations in the settlement agreement.  The Company does not believe that it has any legal obligation to assume or pay for such defense, but has accrued $375,000, as discussed below, to cover potential indemnification obligations.  Based upon information known to date, the Company is unable to predict to what extent its indemnification obligations are reasonably possible to vary from the amounts accrued.

Insurance Settlement

In June 2004, Metalclad Insulation Corporation, our wholly owned subsidiary, and Entrx Corporation, entered into a Settlement Agreement and Full Policy Release (the “Agreement”) releasing Allstate Insurance Company from its policy obligations for a broad range of claims arising from injury or damage which may have occurred during the period March 15, 1980 to March 15, 1981, under an umbrella liability policy (the “Policy”).  The Policy provided limits of $5,000,000 in the aggregate and per occurrence.  Allstate claimed that liability under the Policy had not attached, and that regardless of that fact, an exclusion in the Policy barred coverage for virtually all claims of bodily injury from exposure to asbestos, which is of primary concern to Metalclad Insulation Corporation.  Metalclad Insulation Corporation took the position that such asbestos coverage existed.  The parties to the Agreement reached a compromise, whereby Metalclad Insulation Corporation received $2,500,000 in cash, and Metalclad Insulation Corporation and Entrx Corporation agreed to indemnify and hold harmless the insurer from all claims which could be alleged against the insurer respecting the policy, limited to $2,500,000 in amount.  Based on past experience related to asbestos insurance coverage, we believe that the Agreement we entered into in June 2004, will result in a probable loss contingency for future insurance claims based on the indemnification provision in the Agreement.  Although we are unable to estimate the exact amount of the loss, we believe at this time the reasonable estimate of the loss will not be less than $375,000 or more than $2,500,000 (the $2,500,000 represents the maximum loss we would have based on the indemnification provision in the Agreement).  Based on the information available to us, no amount in this range appears at this time to be a better estimate than any other amount.  The $375,000 estimated loss contingency noted in the above range represents 15% of the $2,500,000 we received and is based upon our attorney’s informal and general inquiries to an insurance company of the cost for us to purchase an insurance policy to cover the indemnification provision we entered into.  The ACE Lawsuit may result in our incurring costs in connection with obligations we may have to indemnify Allstate under the Settlement Agreement.  Allstate, in a cross-complaint filed against Metalclad Insulation Corporation in October, 2005, asked the court to determine the Company’s obligation to assume and pay for the defense of Allstate in the ACE Lawsuit under the Company’s indemnification obligations in the Settlement Agreement.  The Company is taking the position that it has no legal obligation to assume or pay for such defense. If Allstate is required to provide indemnity for Entrx’s asbestos-related lawsuits, it is likely that Entrx would have to indemnify Allstate for asbestos-related claims that it defends up to $2,500,000 in the aggregate.  If Allstate is not required to provide indemnity, Entrx would have no liability to Allstate.  Entrx has accrued $375,000 as a potential loss in connection with the Allstate matter and nothing has come to our attention that would require us to record a different estimate at December 31, 2009.

Other Matters

The Company had under contract uncompleted work at bid prices totaling approximately $3,746,000 and $8,727,000 at December 31, 2009 and 2008, respectively.

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

An officer of the Company was employed by a corporation which received payments for rent and health insurance of $46,972 and $44,346 for the years ended December 31, 2009 and 2008, respectively.

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

We conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on this evaluation our chief executive officer and chief financial officer have concluded that, as of December 31, 2009, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting for the three-months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework . Based on our evaluation, management concluded that, as of December 31, 2009, our internal control over financial reporting was effective based on those criteria.

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

None

PART III

ITEM 9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors

The name, initial year of service as a director, age, and position or office of each member of our board of directors, is as follows:

Name	Director Since	Age	Position

Peter L. Hauser	2004	69	President, Chief Executive Officer, Chairman of the Board and Director

Joseph M. Caldwell(1)(2)(3)	2002	42	Director

E. Thomas Welch(4)	2004	71	Director

David E. Cleveland(5)	2008	76	Director

(1)	Member of the Audit Committee and Stock Option Committee since March 2003.
(2)	Member of the Nominating Committee since April 2004.
(3)	Member of the Compensation Committee since December 2004.
(4)	Member of the Audit, Compensation, Nominating and Stock Option Committees since December 2004.
(5)	Member of the Audit, Compensation and Nominating Committees since January 2008.

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

Joseph M. Caldwell founded US Internet Corporation in March 1995, and since that date has served on its board of directors.  From March 1995 to May 2000 Mr. Caldwell was the chief executive officer of US Internet Corporation.  In June 2005 he became the Vice President of Marketing for US Internet Corporation, a position he currently holds.  US Internet Corporation is a privately held Internet service provider, providing services in over 1,300 cities nationwide and over 110 cities internationally, with its principal office at 12450 Wayzata Blvd, #121, Minnetonka, Minnesota, 55305.  From April 2002 until June 2005, Mr. Caldwell was the chief executive officer of Marix Technologies, Inc., and since May, 2000 has been a member of its board of directors.  Marix Technologies, Inc. is a privately held company based in Minneapolis, Minnesota that developed and markets software designs to facilitate and control offsite access to software applications and information.

E. Thomas Welch is currently engaged as the director of business development for Palisade Asset Management, LLC, investment advisors, with offices in Minneapolis, Minnesota, a position he has held since April 2009.  From April 2005 through March 2009, Mr. Welch acted as the president of BNC National Bank at its Minneapolis, Minnesota office.  BNC National Bank, with corporate offices in Phoenix, Arizona, conducts banking business through 21 banks located in North Dakota, Minnesota and Arizona.  Mr. Welch was a Managing Director of the U. S. Trust Company, located at in Minneapolis, Minnesota, from April 2001 until March 2005, where he was primarily responsible for financial, risk management, compliance and fiduciary matters.  U.S. Trust Company was engaged nationally in the trust, asset management, investment and banking business.  From 1984 until April 2001, Mr. Welch was employed by Resource Trust Company, in Minneapolis, Minnesota, where he acted as the president from 1988 to April 2001, in charge of private banking, trust investment and corporate matters. Resource Trust Company and its principal affiliated companies were acquired by U.S. Trust Company in April 2001.  Mr. Welch has a Bachelor’s degree in accounting and a J.D. degree in law.

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

All members of our Board of Directors have significant business and financial management experience, serving as the chief executive or chief operating officer of one or more operating businesses.

Each member of our Board of Directors was elected to serve until the next annual meeting of our shareholders.

Meetings of Board of Directors

During the year ended December 31, 2009, the Board of Directors held six meetings.  Each member of the Board of Directors was present for all of the meetings, except for David E. Cleveland who missed one meeting.

Committees of Board of Directors

Audit Committee.  The Audit Committee has the authority and responsibilities set forth in Entrx’s Audit Committee Charter (the “Charter”).  The Charter was originally adopted in 2001 and was amended in April 2004.  Under the Charter, the Audit Committee has the authority and responsibility of (i) reviewing audited annual consolidated financial statements, and reports and consolidated financial statements submitted to any governmental body or disclosed to the public; (ii) consulting with Entrx’s independent auditors on various audit and financial personnel issues, including questions of independence, disagreement between the auditors and Entrx’s financial personnel, reviewing of internal financial controls; (iii) recommending to the Board of Directors the engagement of independent accountants to audit the consolidated financial statements of Entrx, and reviewing the performance of such accountants; (iv) reviewing and considering the appropriateness of accounting principles or practices applied to Entrx’s consolidated financial statements; and (v) reviewing Entrx’s financial personnel and organization.  As part of its duties, the Audit Committee has reviewed and discussed Entrx’s 2009 audit financial statements with Entrx’s management; has discussed with Entrx’s auditors the matters required to be discussed by the latest statement on Accounting Standards No. 61 as adopted by the Public Company Accounting Oversight Board (“PCAOB”); and has received a letter from Entrx’s auditors, as required by the PCAOB, regarding the auditor’s communication with the Audit Committee concerning the auditor’s independence, and discussed such independence with the auditors.  Based upon the foregoing review, communication and discussions, the Audit Committee recommended to the Board of Directors that the audited statements presented to the Audit Committee by management and Entrx’s auditors be included in this Form 10K for 2009.  E. Thomas Welch, a member of the Audit Committee, has been determined to be the audit committee financial expert. Each member of the Audit Committee is independent as that term is defined in Rule 4200 and 4250(d) of the National Association of Securities Dealers, Inc., and incorporated by the Financial Industry, Regulatory Authority.  The Audit Committee held four meetings during the year ended December 31, 2009.

Compensation Committee.  The Compensation Committee, which consists solely of non-employee directors, has the obligation to adopt policies applicable to the establishment and the compensation of Entrx’s executive officers, and has authority to consider and recommend to the Board of Directors the salaries, bonuses, share options, and other forms of compensation of those executive officers.  The Compensation Committee held one meeting during the year ended December 31, 2009.

Nominating Committee.  Entrx's Nominating Committee was initially established by resolution of the Board of Directors in February 2002.  The Board of Directors expanded and revised the duties of the Nominating Committee by resolutions adopted in April 2004.  The Nominating Committee is charged with the responsibility to seek out and consider the qualifications of new candidates and incumbents for election as members of our Board of Directors, and to recommend to the Board of Directors those persons it believes would be suitable candidates for election or, in the case of a vacancy, appointment, as members of our Board of Directors.  The full Board of Directors nominates persons to be members of the Board of Directors, after considering the recommendation of the Nominating Committee.  Each member of the Nominating Committee is independent, as that term is defined in Rule 4200 of the National Association of Security Dealers, Inc.  The Nominating Committee has no charter.  Because of the small size of the Company and the Board of Directors and the Nominating Committee, it is believed that the adoption of a charter is unnecessary.  No meeting of the nominating committee was held in 2009, as no shareholder meeting was held to elect directors in that year.

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

Shareholders are further encouraged to submit the names of proposed candidates at any time throughout the year.  We will not likely be able to consider any candidate submitted to us for inclusion in our proxy statement for the annual meeting to be held in 2010, after May 15, 2010.

Stock Option Committee.  Entrx’s Stock Option Committee was established by resolutions adopted by the Board of Directors in September 2002.  The Stock Option Committee, which consists solely of independent members, has the authority to grant options to purchase common stock of Entrx to employees and members of the Board of Directors.  In granting options to non-executive officer employees, the Stock Option Committee generally considers the recommendation of management.  In the past, the Stock Option Committee has worked closely with, and considered the recommendations of, the Compensation Committee in cases involving the granting of stock options to executive officers of Entrx.  The Stock Option Committee did not meet in the year ended December 31, 2009, and no stock options were granted.

Information Concerning Non-Director Executive Officers

The name, age, position or office, and business experience of each of our non-director executive officers is as follows:

Name	Age	Position

Brian D. Niebur	46	Treasurer and Chief Financial Officer

David R. Trueblood	39	President of Metalclad Insulation Corporation

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

Reporting Under Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors of Entrx, and persons who beneficially own more than 10 percent of Entrx's outstanding shares of Common Stock, to file initial reports of ownership and reports of changes in ownership of securities of Entrx with the Securities and Exchange Commission (“SEC”) and the NASDAQ Stock Market.  Officers, directors and persons owning more than 10 percent of Entrx's outstanding Common Stock are required by SEC regulation to furnish Entrx with copies of all Section 16(a) forms filed.  Based solely on a review of the copies of such reports and amendments thereto furnished to or obtained by Entrx or written representations that no other reports were required, Entrx believes that during the year ended December 31, 2009, all filing requirements applicable to its directors, officers or beneficial owners of more than 10 percent of Entrx's outstanding shares of Common Stock were complied with.

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

Summary Compensation Table

The following table sets forth certain compensation information for:  (i) each person who served as the chief executive officer of Entrx at any time during the year ended December 31, 2009, regardless of compensation level, and (ii) each of our other executive officers, other than the chief executive officer, serving as an executive officer at any time during 2009.  The foregoing persons are collectively referred to in this Form 10-K as the “Named Executive Officers.”  Compensation information is shown for fiscal years 2009 and 2008.

Name/Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Peter L. Hauser
President and Chief Executive	2009	78,750	—		3,750	(3)	—	—	—	—	82,500
Officer	2008	78,750	—		3,500	(3)	—	—	—	—	82,250

Brian D. Niebur
Treasurer and Chief	2009	84,238	44,303	(1)	—		—	—	—	—	128,541
Financial Officer	2008	82,688	30,215	(1)	—		—	—	—	—	112,903

David R. Trueblood	2009	145,718	83,946	(2)	2,500	(4)	—	—	—	—	232,164
President of Metalclad	2008	141,845	55,397	(2)	—		—	—	—	—	197,242
Insulation Corporation
There are no employment agreements between Entrx and any executive officer of Entrx or any subsidiary.

(1)
Pursuant to an incentive plan established for Mr. Niebur, he earned bonuses based upon Metalclad’s net profit for 2008 and 2007, equal to $44,303 and $30,215, respectively.  The 2008 bonus was paid in 2009 and the 2007 bonus was paid in 2008.

(2)
Pursuant to an incentive plan established for the employees of Entrx’s subsidiary, Metalclad Insulation Corporation, Mr. Trueblood earned a bonus based upon Metalclad’s net profits for 2008 and 2007, equal to $88,758 and $55,785, respectively.  $4,812 of the 2008 bonus was paid in December 2008, with the remaining amount paid in 2009 and $5,200 of the 2007 bonus was paid in December 2007, with the remaining amount paid in 2008.

(3)
Common stock awards of 15,000 and 10,000 valued at $3,750 and $3,500, respectively, were granted to Mr. Hauser in 2009 and 2008, respectively, for services as a member of the Board of Directors, and was included in the table above, rather than in the table headed “Director Compensation.”

(4)	A 10,000 common stock award, valued at $2,500, was granted to Mr. Trueblood in 2009, for services as the president of Metalclad Insulation Corporation.

Outstanding Option Awards at Year End

The following table provides certain information regarding unexercised options to purchase common stock, stock options that have not vested, and equity-incentive plan awards outstanding at December 31, 2009, for each Named Executive Officer.

Outstanding Equity Awards At Fiscal Year-End
Name	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Brian D. Niebur	20,000	0	0	$0.65	4/10/2010	0	n/a	0	0

Director Compensation

The following table sets forth the compensation paid to our directors for our fiscal year ended December 31, 2009, excluding Entrx’s Chief Executive Officer Peter L. Hauser, whose compensation is set forth in the Summary Compensation Table for Named Executive Officer, set forth above.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards (1) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joseph M. Caldwell (2)	0	3,750	0	0	0	0	3,750
David E. Cleveland(3)	0	3,750	0	0	0	0	3,750
E. Thomas Welch	0	3,750	0	0	0	0	3,750

(1)	On May 11, 2009, the Company issued each of its three independent directors 15,000 shares of common stock. The stock was valued at $0.25 per share, the fair market value on May 11, 2009.
(2)
At December 31, 2009, Mr. Caldwell had exercisable options to purchase 20,000 shares of our common stock, 10,000 shares at $1.03 per share, which expire on December 31, 2010 and 10,000 shares at $0.50 per share, which expire on April 10, 2010

(3)	Mr. Cleveland was elected to the board of directors on January 28, 2008.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Share Ownership of Officers and Directors

The following table sets forth certain information as of February 28, 2010, with respect to the shares of common stock beneficially owned by:  (i) each director; (ii) each executive officer; and (iii) all current executive officers (regardless of salary and bonus level) and directors as a group.  The address for each shareholder is 800 Nicollet Mall, Suite 2690, Minneapolis, MN 55402, except for Mr. Trueblood whose address is 1818 East Rosslynn Avenue, Fullerton, CA 92831.  Unless otherwise indicated, the shareholders listed in the table below have sole voting and investment powers with respect to the shares indicated:

Name of Beneficial Owner	Number of Common Shares Beneficially Owned		Percentage of Outstanding Shares (5)
Peter L. Hauser	792,075		10.7%
Joseph M. Caldwell	75,000	(1)	1.0%
David E. Cleveland	25,000		*
E. Thomas Welch	55,000	(2)	*
Brian D. Niebur	30,000	(3)	*
David R. Trueblood	10,000		*
All executive officers and directors as a group (6 persons)	947,075	(4)	13.2%

*	Less than 1%

(1)	Includes 20,000 shares that Mr. Caldwell may acquire upon the exercise of outstanding stock options.
(2)	Includes 40,000 shares held in a revocable trust for the benefit of Mr. Welch’s spouse.
(3)	Includes 20,000 shares which Mr. Niebur may acquire upon the exercise of outstanding stock options.
(4)	Assumes that each shareholder listed exercised all options available to that person which would vest as of April 30, 2010.
(5)
The percentage of outstanding shares of common stock as shown in the table above is calculated on 7,416,211 shares outstanding, as of February 28, 2010, plus it assumes in each case that the shareholder exercised all vested options available to that person as of April 30, 2010.

Share Ownership of Certain Beneficial Owners

The following table sets forth the name, address, number of shares of Entrx's common stock beneficially owned, and the percentage of the outstanding shares of common stock such shares represent, of each person or group of persons, known by Entrx to beneficially own more than 5% of Entrx's outstanding common stock as of February 28, 2010.  Unless otherwise indicated, the shareholders listed in the table below have sole voting and investment powers with respect to the shares indicated:

Name and Address of Beneficial Owner	Number of Common Shares Beneficially Owned		Percentage of Outstanding Shares (6)
Peter L. Hauser 16913 Kings Court Lakeville, MN 55044	792,075		10.7%
Grant S. Kesler 3739 Brighton Point Drive Salt Lake City, UT 84121	594,335	(1)	7.6%
Brian F. Cassady 510 Ocean Drive Suite 501 Miami Beach, FL 33139	559,225	(2)	7.5%
Thorsten Laux Metzer Str. 33 10405 Berlin Germany	467,590	(3)	6.3%
George W. Holbrook, Jr. 161 Rametto Road Santa Barbara, CA 93108	451,615	(4)	6.1%
Bradley Resources Company 161 Rametto Road Santa Barbara, CA 93108	376,255	(4)	5.1%
Wayne W. Mills 2125 Hollybush Road Medina, MN 55340	415,000	(5)	5.6%

(1)	Includes 450,000 shares which Mr. Kesler may purchase under currently exercisable options at prices ranging from $2.00 to $3.00 per share.
(2)
As reported on a Form 13D filed with the U.S. Securities and Exchange Commission on February 12, 2010, Mr. Cassady beneficially owns 377,700 shares of our common stock and is President, sole managing member and executive officer of 510 Ocean Drive Advisors, Inc. doing business as Black Management Advisors (BMA) with voting and dispositive power with respect to 181,555 shares owned by BMA.  Mr. Cassady and BMA may be considered to be a “group” as defined under Rule 13d-5 of the Securities Exchange Act of 1934, with the power to vote and dispose of an aggregate of 559,225 shares, or 7.5%, of our common stock.

(3)	As reported on a Form 13G filed with the U.S. Securities and Exchange Commission on February 8, 2010, Mr. Laux beneficially owns 467,590 shares, or 6.3%, of our common stock.
(4)
As reported in a Form 13G filed with the U.S. Securities and Exchange Commission on January 7, 2005, Mr. Holbrook beneficially owns 75,360 shares of our common stock and is a partner of Bradley Resources Company with voting and dispositive power with respect to the 376,255 shares owned by Bradley Resources Company. Bradley Resources Company and Mr. Holbrook may be considered to be a “group” as defined under Rule 13d-5 of the Securities Exchange Act of 1934, with the power to vote and dispose of an aggregate of 451,615 shares of our common stock, or 6.1% of our common stock.

(5)
As reported on a Form 13 D/A filed with the U.S. Securities and Exchange Commission on February 14, 2008, Mr. Mills owns 225,000 shares held in his Individual Retirement Account, and 20,000 shares which Mr. Mills may purchase under currently exercisable options at prices ranging from $0.50 to $1.03 per share.

(6)
The percentage of outstanding shares of common stock shown in the table above is calculated based upon 7,416,211 shares outstanding as of the close of business February 28, 2010, plus it assumes in each case that the shareholder exercised all options available to that person that would vest within 60 days thereafter.

Equity Compensation Plan Information

The following table sets forth as of December 31, 2009, the total number of shares of our common stock which may be issued upon the exercise of outstanding stock options and other rights under compensation plans approved by the shareholders, and under compensation plans not approved by the shareholders.  The table also sets forth the weighted average purchase price per share of the shares subject to those options, and the number of shares available for future issuance under those plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants		Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,140,000	(1)	$2.33	930,000
Equity compensation plans not approved by security holders	-		-	None
Total	1,140,000		$2.33	930,000

(1)
Options for 1,070,000 shares have been granted under Entrx’s 2000 Omnibus Stock Option and Incentive Plan (the “2000 Plan”) which was approved by Entrx’s shareholders.  The remaining options for 70,000 shares were granted under similar plans which were previously adopted and approved by the shareholders, and which have been terminated.

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

(a)  The following exhibits are being filed with this Annual Report on Form 10-K and/or are incorporated by reference therein in accordance with the designated footnote references:

3.	Restated and Amended Certificate of Incorporation and Bylaws of the Company, and all amendments thereto. (1)

3.2	Amended and Restated Bylaws adopted February 14, 2002. (2)

3.3	Certificate of Amendment to Certificate of Incorporation effective May 4, 2009. (3)

4.1	Form of Certificate for Common Stock. (4)

10.1	Form of 1997 Omnibus Stock Option and Incentive Plan. (5)

10.2	Form of 2000 Omnibus Stock Option and Incentive Plan. (6)

10.3	Curtom-Metalclad Partnership Agreement and Amendment. (7)

10.4	Secured Promissory Note of Blake Capital Partners and Guarantee of Wayne W. Mills dated November 1, 2003. (8)

10.5	Amended and Restated Security and Pledge Agreement between Blake Capital Partners, Wayne W. Mills, Entrx Corporation and the escrow agent, Bruce Haglund, dated November 1, 2003. (9)

10.6	Settlement Agreement and Full Policy Release between the Company and one of its insurers dated June 22, 2004. (10)

14.	Code of Ethics (11)

21.	List of Subsidiaries of the Registrant. (12)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.	Section 1350 Certification.

(1)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by this reference.
(2)	Filed with the Company's Form 8-K on February 28, 2002 as Exhibit (v) and incorporated herein by this reference.
(3)	Filed with the Company’s Proxy Statement dated May 4, 2009 and filed on March 26, 2009, as page 2 of appendix A and incorporated herein by this reference.
(4)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 as Exhibit 4.1 and incorporated herein by this reference.
(5)	Filed with the Company’s Proxy Statement dated April 17, 1997 and incorporated herein by this reference.
(6)	Filed with the Company’s Proxy Statement dated October 20, 2000 and incorporated herein by this reference.
(7)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 as Exhibit 10.20 and incorporated herein by this reference.
(8)	Filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 as Exhibit 10.2 and incorporated herein by this reference.
(9)	Filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 as Exhibit 10.3 and incorporated herein by this reference.
(10)	Filed with the Company's Form 8-K on June 25, 2004 as Exhibit 10.1 and incorporated herein by this reference.
(11)	Filed with the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003, on March 24, 2004 as exhibit 14 and incorporated herein by reference.
(12)	Filed with the Company's Annual Report on Form 10-K, for the year ended December 31, 2003, on March 24, 2004 as exhibit 21 and incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditors

On May 11, 2009, upon the recommendation and approval of the Audit Committee, Entrx engaged Baker Tilly Virchow Krause, LLP, (formerly Virchow, Krause & Company, LLP) (“Baker Tilly Virchow Krause”), independent registered public accountants with an office in Minneapolis, Minnesota, to audit Entrx’s consolidated financial statements for 2009 and to perform other appropriate accounting services for Entrx as needed.  Entrx had not previously engaged Baker Tilly Virchow Krause on any matter.  Baker Tilly Virchow Krause was engaged directly by the Audit Committee to provide its services with respect to Entrx’s 2003, 2004, 2005, 2006, 2007, 2008 and 2009 fiscal years.

Audit Fees

Baker Tilly Virchow Krause billed Entrx $93,002 and $80,019 for the annual audit of Entrx’s consolidated financial statements, and the review of Entrx’s consolidated financial statements included in Entrx’s quarterly reports on Form 10Q filed with the Securities and Exchange Commission, for the 2008 and 2009 fiscal years, respectively.  Included in this category in 2008 were fees paid to Baker Tilly Virchow Krause for assistance related to our Securities and Exchange Commission comment letters.

Audit-Related Fees

Baker Tilly Virchow Krause billed Entrx no amounts during 2008 or 2009 for assurance and related services provided to Entrx that are not included under the caption “Audit Fee” above.

Tax Fees

Baker Tilly Virchow Krause billed Entrx $23,200 and $14,550 for services in connection with tax compliance, tax advice and tax planning for the 2008 and 2009 fiscal years, respectively.  The services billed for in 2008 and 2009 were in connection with the preparation of Entrx’s federal and state income tax returns.

All Other Fees

No such services were provided or billed in 2008 or 2009.

Approval by Audit Committee

According to Entrx’s Audit Committee charter, all services provided to Entrx by its independent auditors must be pre-approved by the Audit Committee.  The Audit Committee pre-approved of the engagement of Baker Tilly Virchow Krause related to (i) the audit of the consolidated financial statements of Entrx for 2008 and 2009, and to provide its report thereon, (ii) the preparation of our 2008 and 2009 federal and state income tax returns, and (iii) the review of our quarterly reports on Form 10Q filed in 2008 and 2009.  No other services, other than those set forth in the foregoing sentence, were performed by Baker Tilly Virchow Krause on our behalf in 2008 or 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTRX CORPORATION

By:	/s/ Brian D. Niebur
Brian D. Niebur
Chief Financial Officer
Date: March 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Peter L. Hauser	Chief Executive Officer and Chairman	March 12, 2010
Peter L. Hauser	(Principal Executive Officer)

/s/ Brian D. Niebur	Chief Financial Officer	March 12, 2010
Brian D. Niebur	(Principal Financial and Accounting Officer)

/s/ Joseph M. Caldwell	Director	March 12, 2010
Joseph M. Caldwell

/s/ David E. Cleveland	Director	March 12, 2010
David E. Cleveland

/s/ E. Thomas Welch	Director	March 12, 2010
E. Thomas Welch