Form 10-Q
period 2010-03-31
ENTRX CORP
filed 2010-05-13
CIK 13547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes ☐ No ☒

As of May 10, 2010, the registrant had 7,416,211 shares outstanding of its Common Stock, $.10 par value.

ENTRX CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

References to “we”, “us”, “our”, “the registrant” and “the Company” in this quarterly report on Form 10-Q shall mean or refer to Entrx Corporation and its consolidated subsidiary, Metalclad Insulation Corporation, unless the context in which those words are used would indicate a different meaning.

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements
ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	March 31, 2010	December 31, 2009
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,860,472	$2,070,710
Available-for-sale securities	7,000	7,000
Accounts receivable, less allowance for doubtful accounts of $80,000 as of March 31, 2010 and December 31, 2009	4,781,999	3,888,261
Costs and estimated earnings in excess of billings on uncompleted contracts	834,446	1,174,085
Inventories	65,974	34,620
Prepaid expenses and other current assets	250,147	327,802
Insurance claims receivable	7,500,000	8,000,000
Other receivables	750	83,620
Total current assets	15,300,788	15,586,098

Property, plant and equipment, net	235,808	195,069
Insurance claims receivable	42,500,000	44,000,000
Other assets	108,593	62,431
	$58,145,189	$59,843,598

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$88,734	$106,152
Accounts payable	781,367	496,004
Accrued expenses	1,272,938	1,221,047
Reserve for asbestos liability claims	7,500,000	8,000,000
Billings in excess of costs and estimated earnings on uncompleted contracts	80,660	111,312
Total current liabilities	9,723,699	9,934,515

Long-term debt, less current portion	17,291	31,620
Reserve for asbestos liability claims	42,500,000	44,000,000
Total liabilities	52,240,990	53,966,135

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $1; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.10; 80,000,000 shares authorized; 7,416,211 and 7,416,211 issued and outstanding at March 31, 2010 and December 31, 2009, respectively	787,101	787,101
Additional paid-in capital	69,023,276	69,023,276
Accumulated deficit	(63,906,178)	(63,932,914)
Total shareholders’ equity	5,904,199	5,877,463
	$58,145,189	$59,843,598

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Loss)
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Contract revenues	$4,578,357	$5,378,249

Contract costs and expenses	3,830,595	4,530,260

Gross margin	747,762	847,989

Operating expenses:
Selling, general and administrative	731,611	863,775
Gain on disposal of property, plant and equipment	(8,223)	-
Total operating expenses	723,388	863,775

Operating income (loss)	24,374	(15,786)

Interest income	2,880	4,533
Interest expense	(1,089)	(2,211)
Other income	571	-

Net income (loss)	26,736	(13,464)

Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale securities	-	(24,098)

Comprehensive income (loss)	$26,736	$(37,562)

Weighted average number of common shares — basic and diluted	7,416,211	7,656,147

Net income (loss) per share of common stock — basic and diluted	$0.00	$(0.00)

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2010	2009
	(unaudited)

Cash flows from operating activities:
Net income (loss)	$26,736	$(13,464)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	48,120	54,650
Gain on disposal of property, plant and equipment	(8,223)	-
Change in allowance for doubtful accounts	-	(1,000)
Changes in operating assets and liabilities:
Accounts receivable	(893,738)	1,265,612
Costs and estimated earnings in excess of billings on uncompleted contracts	339,639	97,389
Inventories	(31,354)	(7,820)
Prepaid expenses and other current assets	77,655	105,273
Other receivables	82,870	12,835
Other assets	(46,162)	-
Accounts payable and accrued expenses	252,388	(780,636)
Billings in excess of costs and estimated earnings on uncompleted contracts	(30,652)	93,636
Net cash (used in) provided by operating activities	(182,721)	826,475

Cash flows from investing activities:
Proceeds from sale of property and equipment	13,982	-
Capital expenditures	(9,752)	(36,657)
Net cash provided by (used in) investing activities	4,230	(36,657)

Cash flows from financing activities:
Payments on long-term debt	(31,747)	(44,988)
Net cash used in financing activities	(31,747)	(44,988)

(Decrease) Increase in cash and cash equivalents	(210,238)	744,830
Cash and cash equivalents at beginning of period	2,070,710	2,078,666
Cash and cash equivalents at end of period	$1,860,472	$2,823,496

Non-cash investing and financing activities:
Acquisition of property, plant and equipment in exchange for accounts payable	$84,866	$-

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

1.           The accompanying unaudited consolidated financial statements of Entrx Corporation and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America.  In the opinion of management all adjustments, consisting of normal recurring items, necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

2.           The income per share amounts for the three months ended March 31, 2010 and 2009, were computed by dividing the net income by the weighted average shares outstanding during the applicable period.  Dilutive common equivalent shares have not been included in the computation of diluted income per share because their inclusion would be anti-dilutive.

For the three months ended March 31, 2010 all stock options and warrants were anti-dilutive because their respective exercise prices were greater than the average market price of the common stock.  All stock options and warrants were anti-dilutive for the three months ended March 31, 2009.  Common share equivalents are anti-dilutive in periods where the Company generates a net loss.

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

	Aggregate fair value	Gross unrealized gains	Gross unrealized losses	Cost
Available for sale securities – March 31, 2010	$7,000	$-	$-	$7,000
Available for sale securities – December 31, 2009	$7,000	$-	$-	$7,000

As of March 31, 2010, the fair value, unrealized gain or loss and cost of each available-for-sale investment held by the Company is as follows:

Description of Security	Fair Value	Unrealized Gain	Unrealized Loss	Cost
Catalytic Solutions, Inc.	$7,000	$-	$-	$7,000
Total	$7,000	$-	$-	$7,000

On an ongoing basis, the Company evaluates its investments in available-for-sale securities to determine if a decline in fair value is other-than-temporary such that the change should be reflected in the Company’s financial statements.  When a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010.

	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable equity securities	$7,000	$-	$-	$-	$7,000	$-
Total	$7,000	$-	$-	$-	$7,000	$-

5.           Inventories, which consist principally of insulation products and related materials, are stated at the lower of cost (determined on the first-in, first-out method) or market.

6.           Accrued expenses consist of the following:

	March 31, 2010	December 31, 2009
Wages, bonuses and payroll taxes	$337,945	$233,293
Union dues	272,236	262,124
Accounting and legal fees	30,000	110,351
Insurance	73,387	61,470
Insurance settlement reserve	375,000	375,000
Taxes	33,945	25,884
Other	150,425	152,925
	$1,272,938	$1,221,047

7.           As more fully described in our Annual Report on Form 10-K for the year ended December 31, 2009, the Company has granted stock options over the years to employees and directors under various stockholder approved stock option plans.  At March 31, 2010, options to purchase 1,140,000 shares of the Company’s common stock were outstanding.  No stock options were granted during the first three months of 2010 or 2009.  Stock options expiring during the first three months of 2010 and 2009 were 0 and 213,400, respectively.

8.           Sales to significant customers were as follows:

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
NRG Energy	$777,000	17.0%	$1,086,000	20.2%
Barnard Construction Company, Inc.	$460,000	10.0%	(1)	(1)
BP West Coast Products LLC	(1)	(1)	$903,000	16.8%
Jacobs Field Services North America, Inc.	(1)	(1)	$548,000	10.2%
Critchfield Mechanical of So. California	(1)	(1)	$546,000	10.2%

(1)	Sales to this customer were less than 10% of total revenue during the reported period.

Significant accounts receivable were as follows:

	March 31, 2010		December 31, 2009
	Accounts Receivable	% of Total Accounts Receivable	Accounts Receivable	% of Total Accounts Receivable
Southern California Edison	$966,000	20.2%	$1,271,000	32.0%
NRG Energy	$663,000	13.9%	(1)	(1)

(1)	Accounts receivable from this customer were less than 10% of total accounts receivable for the reported period.

Since many of the projects we undertake are relatively large, it is normal that various customers will represent a significant portion of our sales and/or accounts receivable in a given period.  It is also the nature of the Company’s business that a significant customer in one year may not be a significant customer in a succeeding year.

9.           In June 2009, the FASB issued authoritative guidance modifying how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The guidance clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  The guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity.  The guidance also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement.  The guidance is effective for fiscal years beginning after November 15, 2009.  The adoption of this authoritative guidance did not have a material effect on our financial condition, results of operations or cash flows.

10.           The number of asbestos-related cases which have been initiated naming us (primarily our subsidiary, Metalclad Insulation Corporation) as a defendant have fluctuated from 199 in 2005, to 232 in 2006, to 163 in 2007, to 187 in 2008, and to 188 in 2009.  There were 38 new claims made in the first three months of 2010, compared to 51 in the first three months of 2009.  At December 31, 2005, 2006, 2007 and 2008, there were, respectively, approximately 507, 404, 222 and 271 cases pending.  As of December 31, 2009, there were 239 cases pending and as of March 31, 2010 there were 239 cases pending.  These claims are currently defended and covered by insurance.

Under current accounting rules we are required to estimate our liability to existing and future asbestos-related claims.  This requires that we estimate the number of claims we believe will be brought in the future.  We previously based our estimates on the downward trend of cases brought from 725 cases brought in 2001, to 199 cases brought in 2005.  This downward trend leveled off somewhat since 2006.  In addition, we have experienced increases in our costs to defend and resolve claims during this period.  As a result, we have found it necessary to increase our projections of our liabilities for cases which are pending and for new cases which may be initiated in the future with respect to each of our 2006, 2008 and 2009 financial statements.  We believe that the leveling off of cases brought in 2005 through 2009 is largely due to an aggressive campaign waged by plaintiffs’ lawyers in an attempt to identify new plaintiffs, and that as the pool of plaintiffs decreases that it is probable that the downward trend experienced prior to 2006 will resume, although such resumption cannot be assured.

From 2001 and through 2009, the annual average indemnity paid on over 3,000 resolved cases has fluctuated significantly, between a low of $14,504 in 2006 and a high of $54,946 in 2008, with an overall average over that period of approximately $21,130.  During this period, although there has been no discernible upward or downward trend in indemnity payments, our most recent paid indemnity experience in 2008 and 2009 has been less favorable than earlier periods.

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

Although defense costs are included in our insurance coverage, we expended $188,000, $215,000, $296,000, $128,000 and $96,000 in 2005, 2006, 2007, 2008 and 2009, respectively, and $24,000 and $30,000 in the three months ended March 31, 2010 and 2009, respectively, to administer the asbestos claims and defend the ACE Lawsuit discussed below.  These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies.

As of December 31, 2009, we re-evaluated our estimates to take into account our experience in 2009.  Primarily as a result of the increase in the number of new cases commenced during 2009 which exceeded our previous estimates, we estimated that there would be 986 asbestos-related injury claims made against the Company after December 31, 2009.  The 986, in addition to the 239 claims existing as of December 31, 2009, totals 1,225 current and future claims.  Multiplying the average indemnity per resolved claim over the past nine years of $21,130, times 1,225, we projected the probable future indemnity to be paid on those claims after December 31, 2009 to be equal to approximately $26,000,000.  In addition, multiplying an estimated cost of defense per resolved claim of approximately $21,000 times 1,225, we projected the probable future defense costs to equal approximately $26,000,000.  Accordingly, our total estimated future asbestos-related liability at December 31, 2009 was $52,000,000.

As of December 31, 2009 we projected that approximately 158 new asbestos-related claims would be commenced and approximately 179 cases will be resolved in 2010, resulting in an estimated 218 cases pending at December 31, 2010.  Since we projected that an aggregate of 986 new cases would be commenced after December 31, 2009, and that 158 of these cases would be commenced in 2010, we estimated that an aggregate of 828 new cases will be commenced after December 31, 2010.  Accordingly, we projected the cases pending and projected to be commenced in the future at December 31, 2010, would be 1,046 cases.  The sum of the approximate average indemnity paid per resolved claim from 2001 through 2009 plus the approximate defense costs incurred per resolved claim from 2005 through 2009, equals $42,130.  Multiplying 1,046 claims times $42,130 we estimate our liability for current and future asbestos-related claims at December 31, 2010 to be approximately $44,000,000.  This amounts to a $8,000,000 reduction from the $52,000,000 liability we estimated as of December 31, 2009, or a $2,000,000 reduction per quarter in 2010.

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

We have determined that the minimum probable insurance coverage available to satisfy asbestos-related injury claims exceeds our estimated future liability for such claims of $50,000,000 and $52,000,000 as of March 31, 2010 and December 31, 2009, respectively.  This determination assumes that the general trend of reducing asbestos-related injury claims experienced prior to 2006 will resume and that the average indemnity and direct legal costs of each resolved claim will not materially increase.  The determination also assumes that the insurance companies remain solvent and live up to what we believe is their obligation to continue to cover our exposure with regards to these claims.  Accordingly, we have included $50,000,000 and $52,000,000 of such insurance coverage receivable as an asset on our March 31, 2010 and December 31, 2009 balance sheets, respectively.  Several affiliated insurance companies have brought a declaratory relief action against our subsidiary, Metalclad, as well as a number of other insurers, to resolve certain coverage issues, as discussed below.  Regardless of our best estimates of liability for current and future asbestos-related claims, the liability for these claims could be higher or lower than estimated by amounts which are not predictable.  We, of course, cannot give any assurance that our liability for such claims will not ultimately exceed our available insurance coverage.  We believe, however, that our current insurance is adequate to satisfy additional liability that is reasonably possible in the event actual losses exceed our estimates.  We will update our estimates of insurance coverage in future filings with the Securities and Exchange Commission, as events occur which would cause us to believe that those estimates need revision, based upon the subsequent claim experience, using the methodology we have employed.

On February 23, 2005 ACE Property & Casualty Company ("ACE"), Central National Insurance Company of Omaha ("Central National") and Industrial Underwriters Insurance Company ("Industrial"), which are all related entities, filed a declaratory relief lawsuit (“the ACE Lawsuit”) against Metalclad Insulation Corporation (“Metalclad”) and a number of Metalclad's other liability insurers, in the Superior Court of the State of California, County of Los Angeles.  ACE, Central National and Industrial issued umbrella and excess policies to Metalclad, which has sought and obtained from the plaintiffs both defense and indemnity under these policies for the asbestos lawsuits brought against Metalclad during the last four to five years.  The ACE Lawsuit seeks declarations regarding a variety of coverage issues, but is centrally focused on issues involving whether historical and currently pending asbestos lawsuits brought against Metalclad are subject to either an "aggregate" limits of liability or separate "per occurrence" limits of liability.  Whether any particular asbestos lawsuit is properly classified as being subject to an aggregate limit of liability depends upon whether or not the suit falls within the "products" or "completed operations" hazards found in most of the liability policies issued to Metalclad.  Resolution of these classification issues will determine if, as ACE and Central National allege, their policies are nearing exhaustion of their aggregate limits and whether or not other Metalclad insurers who previously asserted they no longer owed any coverage obligations to Metalclad because of the claimed exhaustion of their aggregate limits, in fact, owe Metalclad additional coverage obligations.  The ACE Lawsuit also seeks to determine the effect of the settlement agreement between the Company and Allstate Insurance Company on the insurance obligations of various other insurers of Metalclad, and the effect of the “asbestos exclusion” in the Allstate policy.  The ACE Lawsuit does not seek any monetary recovery from Metalclad. The ACE Lawsuit is principally about coverage responsibility among the several insurers, as well as total coverage.  Regardless of the outcome of this litigation, Entrx does not believe that the ACE Lawsuit will result in materially diminishing Entrx’s insurance coverage for asbestos-related claims. Nonetheless, we anticipate that we will incur attorney’s fees and other associated litigation costs in defending the lawsuit and any counter claims made against us by any other insurers, and in prosecuting any claims we may seek to have adjudicated regarding our insurance coverage.  In addition, the ACE Lawsuit may result in our incurring costs in connection with obligations we may have to indemnify Allstate under a settlement agreement.  Allstate, in a cross-complaint filed against Metalclad Insulation Corporation in October, 2005, asked the court to determine the Company’s obligation to assume and pay for the defense of Allstate in the ACE Lawsuit under the Company’s indemnification obligations in the settlement agreement.  The Company does not believe that it has any legal obligation to assume or pay for such defense.  If Allstate is required to provide indemnity for Entrx’s asbestos-related lawsuits, it is likely that Entrx would have to indemnify Allstate for asbestos-related claims that it defends up to $2,500,000 in the aggregate.  If Allstate is not required to provide indemnity, Entrx would have no liability to Allstate.  As discussed below, Entrx has accrued $375,000 as a potential loss in connection with the Allstate matter.

In June 2004, Metalclad Insulation Corporation, our wholly owned subsidiary, and Entrx Corporation, entered into a Settlement Agreement and Full Policy Release (the “Agreement”) releasing Allstate Insurance Company from its policy obligations for a broad range of claims arising from injury or damage which may have occurred during the period March 15, 1980 to March 15, 1981, under an umbrella liability policy (the “Policy”).  The Policy provided limits of $5,000,000 in the aggregate and per occurrence.  Allstate claimed that liability under the Policy had not attached, and that regardless of that fact, an exclusion in the Policy barred coverage for virtually all claims of bodily injury from exposure to asbestos, which is of primary concern to Metalclad Insulation Corporation.  Metalclad Insulation Corporation took the position that such asbestos coverage existed.  The parties to the Agreement reached a compromise, whereby Metalclad Insulation Corporation received $2,500,000 in cash, and Metalclad Insulation Corporation and Entrx Corporation agreed to indemnify and hold harmless the insurer from all claims which could be alleged against the insurer respecting the policy, limited to $2,500,000 in amount.  Based on past experience related to asbestos insurance coverage, we believe that the Agreement we entered into in June 2004, will result in a probable loss contingency for future insurance claims based on the indemnification provision in the Agreement.  Although we are unable to estimate the exact amount of the loss, we believe at this time the reasonable estimate of the loss will not be less than $375,000 or more than $2,500,000 (the $2,500,000 represents the maximum loss we would have based on the indemnification provision in the Agreement).  Based on the information available to us, no amount in this range appears at this time to be a better estimate than any other amount.  The $375,000 estimated loss contingency noted in the above range represents 15% of the $2,500,000 we received and is based upon our attorney’s informal and general inquiries to an insurance company of the cost for us to purchase an insurance policy to cover the indemnification provision we entered into.  The ACE Lawsuit may result in our incurring costs in connection with obligations we may have to indemnify Allstate under the Settlement Agreement.  Allstate, in a cross-complaint filed against Metalclad Insulation Corporation in October, 2005, asked the court to determine the Company’s obligation to assume and pay for the defense of Allstate in the ACE Lawsuit under the Company’s indemnification obligations in the Settlement Agreement.  The Company is taking the position that it has no legal obligation to assume or pay for such defense. If Allstate is required to provide indemnity for Entrx’s asbestos-related lawsuits, it is likely that Entrx would have to indemnify Allstate for asbestos-related claims that it defends up to $2,500,000 in the aggregate.  If Allstate is not required to provide indemnity, Entrx would have no liability to Allstate.  Entrx has accrued $375,000 as a potential loss in connection with the Allstate matter and nothing has come to our attention that would require us to record a different estimate at March 31, 2010.

11.          Supplemental disclosures of cash flow information:

Cash paid for interest was $1,089 and $2,210 for the three months ended March 31, 2010 and 2009, respectively.

12.          Subsequent event

In April 2010, the Company obtained from a bank an irrevocable standby letter of credit in the amount of $317,000 for the benefit of an indemnity company in connection with a performance bond issued related to a contract for a customer of the Company.  The letter of credit expires on April 30, 2011, but automatically renews for additional one year periods unless 60 days prior to the expiration date the bank notifies the indemnity company that the bank elects to not consider the letter of credit renewed for any such additional period.  In obtaining the letter of credit, the Company purchased a $317,000 one-year certificate of deposit and pledged it as collateral to the issuer of the letter of credit.

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

General.  The Company provides insulation installation and removal services, including asbestos abatement services, primarily on the West Coast.  We also enter into contracts to repair and maintain existing insulation systems.  These maintenance contracts are generally awarded on a year to year basis, but are often renewed from year to year.  We also provide and erect scaffolding both with respect to our installation, removal and maintenance services, and for others.  Through our wholly-owned subsidiary Metalclad Insulation Corporation, we provide these services to a wide range of industrial, commercial and public agency clients.  Insulation installation services include the installation of high- and low-temperature insulation on pipe, ducts, furnaces, boilers, and other types of industrial equipment and commercial applications.  Insulation removal services involve the removal of old insulation prior to the installation of new insulation or system demolition, including the removal and disposal of asbestos-containing products.  We fabricate specialty items for the insulation industry, and sell insulation material and accessories incidental to our services business to our customers as well as to other contractors.  A diverse list of clientele includes refineries, utilities, chemical plants, manufacturing facilities, commercial properties, office buildings and various governmental facilities.

Results of Operations:  Three Months Ended March 31, 2010 and 2009

Revenue

Revenue for the three months ended March 31, 2010 was $4,578,000, a decrease of 14.9% as compared to $5,378,000 for the three months ended March 31, 2009.  Revenues decreased during the three months ended March 31, 2010 as compared with the three months ended March 31, 2009 primarily as result of a decline in the commercial insulation and asbestos market due to what we believe to be macro-economic factors.  Several large commercial projects secured prior to the economic downturn were completed during the first quarter of 2009 and were not replaced with similar size projects in the first quarter of 2010.  Additionally, a major industrial new construction insulation project and several large scaffolding projects were completed in the three months ended March 31, 2009, and similar sized projects were not secured in the three months ended March 31, 2010.

Approximately 52% and 42% of the revenues for the three months ended March 31, 2010 and 2009, respectively, were from insulation maintenance contracts, which often continue from year to year.  Approximately 34% and 39% of revenues in the three months ended March 31, 2010 and 2009, were derived from insulation installation and removal projects, which are not normally continuing, but can go on for a year or more.  These percentages are approximate because some installation and removal projects involve maintenance arrangements, and vice versa.  Approximately 10% and 13% of the revenues for the three months ended March 31, 2010 and 2009, respectively, were from scaffolding contracts, which often continue from year to year.  The Company bids on hundreds of projects during any given year. These projects range in value from a few hundred dollars to multi-million dollar projects, and the projects can last from a few hours up to over a year in duration.  The Company cannot predict what projects will be coming up for bid in any particular period, or whether it will be the winning bidder.  Accordingly, the Company is unable to determine if the revenue trends, or the allocation between maintenance contracts and installation and removal contracts, will continue.  We anticipate that our revenues in 2010 will approximate those in 2009.

Cost of Revenue and Gross Margin

Total cost of revenue for the three months ended March 31, 2010 was $3,831,000 as compared to $4,530,000 for the three months ended March 31, 2009, a decrease of 15.4%.  The gross margin as a percentage of revenue was approximately 16.3% for the three months ended March 31, 2010 compared to 15.8% for the three months ended March 31, 2009.  While the gross margin percentage varies from job to job, insulation maintenance contracts generally have a lower gross margin percentage than insulation installation and removal contracts.  The decrease in the cost of revenues for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 was primarily due to reduced work evidenced by the lower revenues as discussed above.

Selling, General and Administrative

Selling, general and administrative expenses were $732,000 for the three months ended March 31, 2010 as compared to $864,000 for the three months ended March 31, 2009, a decrease of 15.3%.  The decrease was primarily due to a decrease in labor expense of $73,000, a decrease in legal expenses of $29,000 and a decrease in audit expense of $12,000.  The decrease in labor expense was due to payroll taxes incurred on bonuses paid in the first quarter of 2009 that were not incurred in the first quarter of 2010.

Gain on Disposal of Property, Plant and Equipment

Gain on the disposal of property plant and equipment was $8,000 and $0 for the three months ended March 31, 2010 and 2009, respectively.

Interest Income and Expense

Interest expense for the three months ended March 31, 2010 was $1,000 as compared with interest expense of $2,000 for the three months ended March 31, 2009.  Interest income decreased from $5,000 in the three months ended March 31, 2009 to $3,000 in the three months ended March 31, 2010, primarily as a result of a decrease in interest rates.

Net Income (Loss)

We had net income of $27,000 for the three months ended March 31, 2010 as compared to a net loss of $13,000 for the three months ended March 31, 2009.

Liquidity and Capital Resources

As of March 31, 2010, we had $1,860,000 in cash and cash equivalents and $7,000 in available-for-sale securities.  The Company had working capital of $5,577,000 as of March 31, 2010.  We own 384,084 shares of Catalytic Solutions, Inc. common stock (AIM: CTSU), which are treated as available-for-sale securities.

Cash used in operations was $183,000 for the three months ended March 31, 2010 compared with cash provided by operations of $826,000 for the three months ended March 31, 2009.  For the three months ended March 31, 2010 the negative cash flow from operations was primarily the result of an increase in accounts receivable of $894,000.  This negative cash flow was partially offset by an increase in accounts payable and accrued expenses of $252,000 and a decrease in costs and estimated earnings in excess of billings on uncompleted contracts.  For the three months ended March 31, 2009 the positive cash flow from operations was primarily the result of a decrease in accounts receivable of $1,266,000, a decrease in prepaid expenses and other current assets of $105,000, a decrease in costs and estimated earnings in excess of billings on uncompleted contracts of $97,000 and an increase in billings in excess of costs and estimated earnings on uncompleted contracts of $94,000.  This positive cash flow was partially offset by a decrease in accounts payable and accrued expenses of $781,000.

Net investing activities provided $4,000 and used $37,000 of cash in the three months ended March 31, 2010 and 2009, respectively.  For the three months ended March 31, 2010 and 2009, we used cash of $10,000 and $37,000, respectively, for capital expenditures, primarily at our subsidiary, Metalclad Insulation Corporation.  Proceeds from sale of property and equipment provided $14,000 in the three months ended March 31, 2010.

Cash used in financing activities totaled $32,000 for the three months ended March 31, 2010 compared with cash used in financing activities of $45,000 for the comparable period in 2009.  Payments on long-term borrowings used $32,000 and $45,000 of cash in the three months ended March 31, 2010 and 2009, respectively.

As of March 31, 2010, our subsidiary, Metalclad Insulation Corporation, employed approximately 110 hourly employees for insulation and asbestos/lead abatement contracting services, nearly all of whom are members of Local No. 5 - International Association of Heat and Frost Insulators and Allied Workers ("AFL-CIO") or Laborers Local Union 300, which makes hourly employees available to us.  As of March 31, 2010, Metalclad Insulation Corporation also employed approximately 19 hourly employees for scaffolding services, all of whom are members of Southwest Regional Council of Carpenters Local 1506.  Metalclad Insulation Corporation is a party to agreements with local chapters of various trade unions.  The number of hourly employees employed by us fluctuates depending upon the number and size of projects that we have under construction at any particular time.  It has been our experience that hourly employees are generally available for our projects, and we have continuously employed a number of hourly employees on various projects over an extended period of time.  We consider our relations with our hourly employees and the unions representing them to be good, and have not experienced any recent work stoppages due to strikes by such employees.  Additionally, many of the trade union agreements we are a party to include no strike, no work stoppage provisions.  The Company’s subsidiary, Metalclad Insulation Corporation, is one of a group of employers with a collective bargaining agreement with Local No. 5 - International Association of Heat and Frost Insulators and Allied Workers ("Local No. 5").  Our “Basic Agreement” with Local No. 5 of the International Association of Heat and Frost Insulators and Allied Workers expired in September 2008.  The “Basic Agreement” included a “Maintenance Agreement” as an addendum.  Metalclad Insulation Corporation and the other employers have agreed with the negotiating representatives of Local No. 5 for an extension of the expired contract until June 28, 2010.  Approximately 86% of our hourly employees are covered by the Local No. 5 agreement.  An agreement with the Laborers Local 300 was signed in December 2009 and expires in December 2012.  Approximately 7% of our hourly employees are covered by the Labors Local 300 agreement.  Our agreement with the Southwest Regional Council of Carpenters Local 1506 was extended in May 2009 and currently expires on June 30, 2011.  Approximately 7% of our hourly employees are covered under the Southwest Regional Council of Carpenters Local 1506 agreement.

The number of asbestos-related cases which have been initiated naming us (primarily our subsidiary, Metalclad Insulation Corporation) as a defendant have fluctuated from 199 in 2005, to 232 in 2006, to 163 in 2007, to 187 in 2008, and to 188 in 2009.  There were 38 new claims made in the first three months of 2010, compared to 51 in the first three months of 2009.  At December 31, 2005, 2006, 2007 and 2008, there were, respectively, approximately 507, 404, 222 and 271 cases pending.  As of December 31, 2009, there were 239 cases pending and as of March 31, 2010 there were 239 cases pending.  These claims are currently defended and covered by insurance.

Under current accounting rules we are required to estimate our liability to existing and future asbestos-related claims.  This requires that we estimate the number of claims we believe will be brought in the future.  We previously based our estimates on the downward trend of cases brought from 725 cases brought in 2001, to 199 cases brought in 2005.  This downward trend leveled off somewhat since 2006.  In addition, we have experienced increases in our costs to defend and resolve claims during this period.  As a result, we have found it necessary to increase our projections of our liabilities for cases which are pending and for new cases which may be initiated in the future, with respect to each of our 2006, 2008 and 2009 financial statements.  We believe that the leveling off of cases brought in 2005 through 2009 is largely due to an aggressive campaign waged by plaintiffs’ lawyers in an attempt to identify new plaintiffs, and that as the pool of plaintiffs decreases that it is probable that the downward trend experienced prior to 2006 will resume, although such resumption cannot be assured.

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

Although defense costs are included in our insurance coverage, we expended $188,000, $215,000, $296,000, $128,000 and $96,000 in 2005, 2006, 2007, 2008 and 2009, respectively, and $24,000 and $30,000 in the three months ended March 31, 2010 and 2009, respectively, to administer the asbestos claims and defend the ACE Lawsuit discussed below.  These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies.

As of December 31, 2009, we re-evaluated our estimates to take into account our experience in 2009.  Primarily as a result of the increase in the number of new cases commenced during 2009 which exceeded our previous estimates, we estimated that there would be 986 asbestos-related injury claims made against the Company after December 31, 2009.  The 986, in addition to the 239 claims existing as of December 31, 2009, totals 1,225 current and future claims.  Multiplying the average indemnity per resolved claim over the past nine years of $21,130, times 1,225, we projected the probable future indemnity to be paid on those claims after December 31, 2009 to be equal to approximately $26,000,000.  In addition, multiplying an estimated cost of defense per resolved claim of approximately $21,000 times 1,225, we projected the probable future defense costs to equal approximately $26,000,000.  Accordingly, our total estimated future asbestos-related liability at December 31, 2009 was $52,000,000.

As of December 31, 2009 we projected that approximately 158 new asbestos-related claims would be commenced and approximately 179 cases will be resolved in 2010, resulting in an estimated 218 cases pending at December 31, 2010.  Since we projected that an aggregate of 986 new cases would be commenced after December 31, 2009, and that 158 of these cases would be commenced in 2010, we estimated that an aggregate of 828 new cases will be commenced after December 31, 2010.  Accordingly, we projected the cases pending and projected to be commenced in the future at December 31, 2010, would be 1,046 cases.  The sum of the approximate average indemnity paid per resolved claim from 2001 through 2009, plus the approximate defense costs incurred per resolved claim from 2005 through 2009, equals $42,130.  Multiplying 1,046 claims times $42,130, we estimate our liability for current and future asbestos-related claims at December 31, 2010 to be approximately $44,000,000.  This amounts to a $8,000,000 reduction from the $52,000,000 liability we estimated as of December 31, 2009, or a $2,000,000 reduction per quarter in 2010.

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

We have determined that the minimum probable insurance coverage available to satisfy asbestos-related injury claims exceeds our estimated future liability for such claims of $50,000,000 and $52,000,000 as of March 31, 2010 and December 31, 2009, respectively.  This determination assumes that the general trend of reducing asbestos-related injury claims experienced prior to 2006 will resume and that the average indemnity and direct legal costs of each resolved claim will not materially increase.  The determination also assumes that the insurance companies remain solvent and live up to what we believe is their obligation to continue to cover our exposure with regards to these claims.  Accordingly, we have included $50,000,000 and $52,000,000 of such insurance coverage receivable as an asset on our March 31, 2010 and December 31, 2009 balance sheets, respectively.  Several affiliated insurance companies have brought a declaratory relief action against our subsidiary, Metalclad, as well as a number of other insurers, to resolve certain coverage issues, as discussed below.  Regardless of our best estimates of liability for current and future asbestos-related claims, the liability for these claims could be higher or lower than estimated by amounts which are not predictable.  We, of course, cannot give any assurance that our liability for such claims will not ultimately exceed our available insurance coverage.  We believe, however, that our current insurance is adequate to satisfy additional liability that is reasonably possible in the event actual losses exceed our estimates.  We will update our estimates of insurance coverage in future filings with the Securities and Exchange Commission, as events occur which would cause us to believe that those estimates need revision, based upon the subsequent claim experience, using the methodology we have employed.

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

The Company projects that cash flow generated through the operation of its subsidiary, Metalclad Insulation Corporation, and the Company’s net cash assets as of March 31, 2010 will be sufficient to meet the Company’s cash requirements for at least the next twelve months.

Significant Accounting Policies

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our annual report for the year ended December 31, 2009.  The accounting policies used in preparing our interim 2010 consolidated condensed financial statements are the same as those described in our annual report.

Our critical accounting policies are those both having the most impact to the reporting of our financial condition and results, and requiring significant judgments and estimates.  Our critical accounting policies include those related to (a) revenue recognition, (b) allowances for uncollectible accounts receivable, (c) judgments and estimates used in determining the amount of our asbestos liability, and (d) evaluation and estimates of our probable insurance coverage for asbestos-related claims.  Revenue recognition for fixed price insulation installation and asbestos abatement contracts are accounted for by the percentage-of-completion method, wherein costs and estimated earnings are included in revenues as the work is performed.  If a loss on a fixed price contract is indicated, the entire amount of the estimated loss is accrued when known.  Revenue recognition on time and material contracts is recognized based upon the amount of work performed.  Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future.  The estimated allowance for uncollectible amounts is based primarily on our evaluation of the financial condition of the customer.  Future changes in the financial condition of a customer may require an adjustment to the allowance for uncollectible accounts receivable.  We have estimated the probable amount of future claims related to our asbestos liability and the probable amount of insurance coverage related to those claims.  We offset proceeds received from our insurance carriers resulting from claims of personal injury allegedly related to asbestos exposure against the payment issued to the plaintiff.  The cash from the insurance company goes directly to the plaintiff, so we never have access to this cash.  We never have control over any of the funds the insurance company issues to the plaintiff.  Once a claim is settled, payment of the claim is normally made by the insurance carrier or carriers within 30 to 60 days.  Changes in any of the judgments and estimates could have a material impact on our financial condition and results of operations.

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

We conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on this evaluation our chief executive officer and chief financial officer have concluded that, as of March 31, 2010, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting for the three-months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

  Asbestos-related Claims

Prior to 1975, we were engaged in the sale and installation of asbestos-related insulation materials, which has resulted in numerous claims of personal injury allegedly related to asbestos exposure.  Some of these claims are now being brought by the children and close relatives of persons who have died, allegedly as a result of the direct or indirect exposure to asbestos.  To date all of our asbestos-related injury claims have been paid and defended by our insurance carriers.

The number of asbestos-related cases which have been initiated naming us (primarily our subsidiary, Metalclad Insulation Corporation) as a defendant have fluctuated from 199 in 2005, to 232 in 2006, to 163 in 2007, to 187 in 2008, and to 188 in 2009.  There were 38 new claims made in the first three months of 2010, compared to 51 in the first three months of 2009.   As of December 31, 2009, there were 239 cases pending and as of March 31, 2010 there were 239 cases pending.  These claims are currently defended and covered by insurance.

Set forth below is a table for the years ended December 31, 2006, 2007, 2008, 2009 and the three months ended March 31, 2010, which sets forth for each such period the approximate number of asbestos-related cases initiated, the number of such cases resolved by dismissal or by trial, the number of such cases resolved by settlement, the total number of resolved cases, the number of initiated cases pending at the end of such period, the total indemnity paid on all resolved cases, the average indemnity paid on all settled cases and the average indemnity paid on all resolved cases:

	2006	2007		2008		2009	Three Months Ended March 31, 2010
New cases initiated	232	163		187		188	38
Defense judgments and dismissals	253	292	(3)	109		168	27
Plaintiff judgments and settled cases	82	53		29		52	11
Total resolved cases (1)	335	345	(3)	138		220	38
Pending cases (1)	404	222	(3)	271		239	239
Total indemnity payments	$4,858,750	$7,974,500		$7,582,550	(2)	$5,345,000	$990,000
Average indemnity paid on plaintiff judgments and settled cases	$59,253	$150,462		$261,467	(2)	$102,788	$90,000
Average indemnity paid on all resolved cases	$14,504	$23,114		$54,946		$24,295	$26,053

(1)	Total resolved cases includes, and the number of pending cases excludes, cases which have been settled but which have not been closed for lack of final documentation or payment.
(2)
The total and average indemnity amounts paid on resolved cases in 2008 includes an award rendered on April 4, 2005, finding Metalclad Insulation Corporation liable for $1,117,000 in damages.  The judgment was appealed by our insurer, and a final order and judgment of $1,659,000 was rendered in 2008.

(3)
Included in the decrease from 404 cases pending at December 31, 2006 to 222 cases pending at December 31, 2007, were 53 cases which had been previously counted in error and are included in “Defense judgments and dismissals” and “Total resolved cases”, so that the actual decrease for the year ended December 31, 2007 was 129 cases.

Under current accounting rules we are required to estimate our liability to existing and future asbestos-related claims.  This requires that we estimate the number of claims we believe will be brought in the future.  We previously based our estimates on the downward trend of cases brought from 725 cases brought in 2001, to 199 cases brought in 2005.  This downward trend leveled off somewhat since 2006.  In addition, we have experienced increases in our costs to defend and resolve claims during this period.  As a result, we have found it necessary to increase our projections of our liabilities for cases which are pending and for new cases which may be initiated in the future, with respect to each of our 2006, 2008 and 2009 financial statements.  We believe that the leveling off of cases brought in 2005 through 2009 is largely due to an aggressive campaign waged by plaintiffs’ lawyers in an attempt to identify new plaintiffs, and that as the pool of plaintiffs decreases that it is probable that the downward trend experienced prior to 2006 will resume, although such resumption cannot be assured.

From 2001 and through 2009, the annual average indemnity paid on over 3,000 resolved cases has fluctuated significantly, between a low of $14,504 in 2006 and a high of $54,946 in 2008, with an overall average over that period of approximately $21,130.  During this period, although there has been no discernible upward or downward trend in indemnity payments, our most recent paid indemnity experience in 2008 and 2009 has been less favorable than earlier periods.

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

Although defense costs are included in our insurance coverage, we expended $188,000, $215,000, $296,000, $128,000 and $96,000 in 2005, 2006, 2007, 2008 and 2009, respectively, and $24,000 and $30,000 in the three months ended March 31, 2010 and 2009, respectively, to administer the asbestos claims and defend the ACE Lawsuit discussed below.  These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies.

As of December 31, 2009, we re-evaluated our estimates to take into account our experience in 2009.  Primarily as a result of the increase in the number of new cases commenced during 2009 which exceeded our previous estimates, we estimated that there would be 986 asbestos-related injury claims made against the Company after December 31, 2009.  The 986 claims, in addition to the 239 claims existing as of December 31, 2009, totals 1,225 current and future claims.  Multiplying the average indemnity per resolved claim over the past nine years of $21,130, times 1,225, we projected the probable future indemnity to be paid on those claims after December 31, 2009 to be equal to approximately $26,000,000.  In addition, multiplying an estimated cost of defense per resolved claim of approximately $21,000 times 1,225, we projected the probable future defense costs to equal approximately $26,000,000.  Accordingly, our total estimated future asbestos-related liability at December 31, 2009 was $52,000,000.

As of December 31, 2009 we projected that approximately 158 new asbestos-related claims would be commenced and approximately 179 cases will be resolved in 2010, resulting in an estimated 218 cases pending at December 31, 2010.  Since we projected that an aggregate of 986 new cases would be commenced after December 31, 2009, and that 158 of these cases would be commenced in 2010, we estimated that an aggregate of 828 new cases will be commenced after December 31, 2010.  Accordingly, we projected the cases pending and projected to be commenced in the future at December 31, 2010, would be 1,046 cases.  The sum of the approximate average indemnity paid per resolved claim from 2001 through 2009 plus the approximate defense costs incurred per resolved claim from 2005 through 2009, equals $42,130.  Multiplying 1,046 claims times $42,130 we estimate our liability for current and future asbestos-related claims at December 31, 2010 to be approximately $44,000,000.  This amounts to a $8,000,000 reduction from the $52,000,000 liability we estimated as of December 31, 2009, or a $2,000,000 reduction per quarter in 2010.

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

We have determined that the minimum probable insurance coverage available to satisfy asbestos-related injury claims exceeds our estimated future liability for such claims of $50,000,000 and $52,000,000 as of March 31, 2010 and December 31, 2009, respectively.  This determination assumes that the general trend of reducing asbestos-related injury claims experienced prior to 2006 will resume and that the average indemnity and direct legal costs of each resolved claim will not materially increase.  The determination also assumes that the insurance companies remain solvent and live up to what we believe is their obligation to continue to cover our exposure with regards to these claims.  Accordingly, we have included $50,000,000 and $52,000,000 of such insurance coverage receivable as an asset on our March 31, 2010 and December 31, 2009 balance sheets, respectively.  Several affiliated insurance companies have brought a declaratory relief action against our subsidiary, Metalclad, as well as a number of other insurers, to resolve certain coverage issues, as discussed below.  Regardless of our best estimates of liability for current and future asbestos-related claims, the liability for these claims could be higher or lower than estimated by amounts which are not predictable.  We, of course, cannot give any assurance that our liability for such claims will not ultimately exceed our available insurance coverage.  We believe, however, that our current insurance is adequate to satisfy additional liability that is reasonably possible in the event actual losses exceed our estimates.  We will update our estimates of insurance coverage in future filings with the Securities and Exchange Commission, as events occur which would cause us to believe that those estimates need revision, based upon the subsequent claim experience, using the methodology we have employed.

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

Item 5.   Exhibits

Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTRX CORPORATION

Date: May 13, 2010	By:	/s/Peter L. Hauser
Peter L. Hauser
Chief Executive Officer

Date: May 13, 2010	By:	/s/Brian D. Niebur
Brian D. Niebur
Chief Financial Officer
(Principal Accounting Officer)