Form 10-Q
period 2010-06-30
ENTRX CORP
filed 2010-08-11
CIK 13547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes ☐ No ☒

As of August 9, 2010, the registrant had 7,491,211 shares outstanding of its Common Stock, $.10 par value.

ENTRX CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

References to “we”, “us”, “our”, “the registrant” and “the Company” in this quarterly report on Form 10-Q shall mean or refer to Entrx Corporation and its consolidated subsidiary, Metalclad Insulation Corporation, unless the context in which those words are used would indicate a different meaning.

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements
ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,676,964	$2,070,710
Restricted cash	317,000	-
Available-for-sale securities	7,000	7,000
Accounts receivable, less allowance for doubtful accounts of $80,000 as of June 30, 2010 and December 31, 2009	4,208,357	3,888,261
Costs and estimated earnings in excess of billings on uncompleted contracts	1,176,864	1,174,085
Inventories	55,008	34,620
Prepaid expenses and other current assets	119,348	327,802
Insurance claims receivable	7,000,000	8,000,000
Other receivables	14,003	83,620
Total current assets	14,574,544	15,586,098

Property, plant and equipment, net	192,677	195,069
Insurance claims receivable	41,000,000	44,000,000
Other assets	127,703	62,431
	$55,894,924	$59,843,598

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$72,222	$106,152
Accounts payable	568,611	496,004
Accrued expenses	1,147,565	1,221,047
Reserve for asbestos liability claims	7,000,000	8,000,000
Billings in excess of costs and estimated earnings on uncompleted contracts	94,999	111,312
Total current liabilities	8,883,397	9,934,515

Long-term debt, less current portion	5,513	31,620
Reserve for asbestos liability claims	41,000,000	44,000,000
Total liabilities	49,888,910	53,966,135

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $1; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.10; 80,000,000 shares authorized; 7,491,211 and 7,416,211 issued and outstanding at June 30, 2010 and December 31, 2009, respectively	794,601	787,101
Additional paid-in capital	69,045,026	69,023,276
Accumulated deficit	(63,833,613)	(63,932,914)
Total shareholders’ equity	6,006,014	5,877,463
	$55,894,924	$59,843,598

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Contract revenues	$4,668,293	$5,111,587	$9,246,650	$10,489,836

Contract costs and expenses	3,848,674	4,317,251	7,679,269	8,847,511

Gross margin	819,619	794,336	1,567,381	1,642,325

Operating expenses:
Selling, general and administrative	758,078	837,768	1,489,689	1,701,543
Gain on disposal of property, plant and equipment	(10,175)	-	(18,398)	-
Total operating expenses	747,903	837,768	1,471,291	1,701,543

Operating income (loss)	71,716	(43,432)	96,090	(59,218)

Interest income	1,799	5,000	4,679	9,533
Interest expense	(950)	(1,980)	(2,039)	(4,190)
Impairment charge on available-for-sale securities	-	(94,283)	-	(94,283)
Other income	-	-	571	-

Net income (loss)	72,565	(134,695)	99,301	(148,158)

Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale securities	-	(45,088)	-	(69,185)
Reclassification adjustment for unrealized losses on available-for-sale securities recognized in net income	-	94,283	-	94,283

Comprehensive income (loss)	$72,565	$(85,500)	$99,301	$(123,060)

Weighted average number of common shares — basic and diluted	7,458,244	7,640,884	7,437,344	7,648,473

Net income (loss) per share of common stock — basic and diluted	$0.01	$(0.02)	$0.01	$(0.02)

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2010	2009
	(unaudited)

Cash flows from operating activities:
Net income (loss)	$99,301	$(148,158)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	91,251	108,222
Gain on disposal of property, plant and equipment	(18,398)	-
Impairment charge on investments	-	94,283
Common stock issued for services	29,250	17,500
Changes in operating assets and liabilities:
Accounts receivable	(320,096)	2,563,341
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,779)	97,639
Inventories	(20,388)	(18,602)
Prepaid expenses and other current assets	208,454	195,124
Other receivables	69,617	(3,889)
Other assets	(65,272)	-
Accounts payable and accrued expenses	(875)	(1,223,576)
Billings in excess of costs and estimated earnings on uncompleted contracts	(16,313)	81,779
Net cash provided by operating activities	53,752	1,763,663

Cash flows from investing activities:
Restricted cash	(317,000)	-
Proceeds from sale of property and equipment	24,157	-
Capital expenditures	(94,618)	(40,202)
Net cash used in investing activities	(387,461)	(40,202)

Cash flows from financing activities:
Payments on long-term debt	(60,037)	(83,145)
Repurchases of common stock	-	(108,478)
Net cash used in financing activities	(60,037)	(191,623)

(Decrease) Increase in cash and cash equivalents	(393,746)	1,531,838
Cash and cash equivalents at beginning of period	2,070,710	2,078,666
Cash and cash equivalents at end of period	$1,676,964	$3,610,504

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2010 and 2009
(Unaudited)

1.           The accompanying unaudited consolidated financial statements of Entrx Corporation and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America.  In the opinion of management all adjustments, consisting of normal recurring items, necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

2.           The income per share amounts for the three and six months ended June 30, 2010 and 2009, were computed by dividing the net income by the weighted average shares outstanding during the applicable period.  Dilutive common equivalent shares have not been included in the computation of diluted income per share because their inclusion would be anti-dilutive.

For the three and six months ended June 30, 2010 all stock options and warrants were anti-dilutive because their respective exercise prices were greater than the average market price of the common stock.  All stock options and warrants were anti-dilutive for the three and six months ended June 30, 2009 due to the Company’s net loss during these periods.

3.           On May 4, 2009, the Company’s shareholders approved two proposals to amend Entrx’s Restated and Amended Certificate of Incorporation.  The first amendment effected a reverse 1-for-500 share stock split of Entrx’s common stock.  The second amendment effected a subsequent forward 500-for-1 share stock split of Entrx’s common stock.  The proposals had the effect of reducing the then number of the Company’s shareholders from an estimated 2,350 to between 800 and 900, and the then number of shareholders of record from approximately 520 to approximately 53, by cashing out fractional shares after the reverse stock split.  The shareholdings of a person owning 500 shares or more of Entrx in any one account were unaffected, while the shares held by persons owning less than 500 shares of Entrx in any one account were bought out at the price of $0.35 per share.  The amendments were effective with regards to shareholders of record at the close of business on May 15, 2009.  There were 309,936 shares of common stock cashed-out related to the reverse and forward splits and therefore the amount of cash paid to the cashed-out shareholders was approximately $108,000.

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

5.           Investments held by the Company are classified as available-for-sale securities.  Available-for-sale securities are reported at fair value with all unrealized gains or losses included in other comprehensive income (loss).  The fair value of the securities was determined by quoted market prices of the underlying security (Level 1 inputs under the three-level fair-value hierarchy established under Fair Value Measurements and Disclosures, ASC 820-10-35-40.)  For purposes of determining gross realized gains (losses), the cost of available-for-sale securities is based on specific identification.

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

6.           Inventories, which consist principally of insulation products and related materials, are stated at the lower of cost (determined on the first-in, first-out method) or market.

7.           Accrued expenses consist of the following:

	June 30, 2010	December 31, 2009
Wages, bonuses and payroll taxes	$252,105	$233,293
Union dues	247,206	262,124
Accounting and legal fees	35,000	110,351
Insurance	72,645	61,470
Insurance settlement reserve	375,000	375,000
Taxes	15,184	25,884
Other	150,425	152,925
	$1,147,565	$1,221,047

8.           As more fully described in our Annual Report on Form 10-K for the year ended December 31, 2009, the Company has granted stock options over the years to employees and directors under various stockholder approved stock option plans.  At June 30, 2010, options to purchase 1,070,000 shares of the Company’s common stock were outstanding.  No stock options have been granted since January 2005.  Stock options expiring during the first six months of 2010 and 2009 were 70,000 and 283,400, respectively.

During the three months ended June 30, 2010, the Company authorized the issuance of an aggregate of 75,000 shares of its common stock to the five members of the Company’s Board of Directors contingent upon the receipt from those directors of certain documentation.  The shares issued to the members of the Board of Directors had an aggregate market value of $29,250 based upon the market price at the time of such authorization.  The shares were issued by the transfer agent on July 20, 2010 after receipt of the required documentation.

9.           Sales to significant customers were as follows:

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
	Revenue		% of Total Revenue	Revenue		% of Total Revenue
Mercer Demo & Surplus, Inc.	$938,000		20.1%		(1)	(1)
NRG Energy	$586,000		12.6%		(1)	(1)
Jacobs Field Services North America, Inc.	$487,000		10.4%		(1)	(1)
BP West Coast Products LLC		(1)	(1)	$817,000		16.0%
High Desert Power Project LLC		(1)	(1)	$565,000		11.1%

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
	Revenue		% of Total Revenue	Revenue		% of Total Revenue
NRG Energy	$1,363,000		14.7%	$1,549,000		14.8%
Mercer Demo & Surplus, Inc.	$939,000		10.2%		(1)	(1)
Jacobs Field Services North America, Inc.	$932,000		10.1%		(1)	(1)
BP West Coast Products LLC		(1)	(1)	$1,720,000		16.4%

(1)	Sales to this customer were less than 10% of total revenue during the reported period.

Significant accounts receivable were as follows:

	June 30, 2010			December 31, 2009
	Accounts Receivable		% of Total Accounts Receivable	Accounts Receivable		% of Total Accounts Receivable
Mercer Demo & Surplus, Inc.	$662,000		15.4%		(1)		(1)
Barnard Construction Company, Inc.	$521,000		12.1%		(1)		(1)
Southern California Edison		(1)	(1)	$1,271,000		32.0%

(1)	Accounts receivable from this customer were less than 10% of total accounts receivable for the reported period.

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

11.         There were 65 new asbestos-related cases initiated naming us (primarily our subsidiary, Metalclad Insulation Corporation) as a defendant in the first six months of 2010, compared to 112 in the first six months of 2009.  As of December 31, 2009, there were 239 cases pending and as of June 30, 2010 there were 215 cases pending.  These claims are currently defended and covered by insurance.

Under current accounting rules we are required to estimate our liability for existing and future asbestos-related claims.  This requires that we estimate the number of claims we believe will be brought in the future.  We previously based our estimates on the downward trend of cases brought from 725 cases brought in 2001, to 199 cases brought in 2005.  This downward trend leveled off somewhat since 2006.  In addition, we have experienced increases in our costs to defend and resolve claims during this period.  As a result, we have found it necessary to increase our projections of our liabilities for cases which are pending and for new cases which may be initiated in the future with respect to each of our 2006, 2008 and 2009 financial statements.  We believe that the leveling off of cases brought in 2005 through 2009 is largely due to an aggressive campaign waged by plaintiffs’ lawyers in an attempt to identify new plaintiffs, and that as the pool of plaintiffs decreases that it is probable that the downward trend experienced prior to 2006 will resume, although such resumption cannot be assured.

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

Although defense costs are included in our insurance coverage, we expended $96,000 in 2009, $34,000 and $58,000 in the three and six months ended June 30, 2010, respectively, and $29,000 and $66,000 in the three and six months ended June 30, 2009, respectively, to administer the asbestos claims and defend the ACE Lawsuit discussed below.  These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies.

As of December 31, 2009, we re-evaluated our estimates to take into account our experience in 2009.  Primarily as a result of the increase in the number of new cases commenced during 2009 which exceeded our previous estimates, we projected that there would be 986 asbestos-related injury claims made against the Company after December 31, 2009.  The 986 projected claims, in addition to the 239 claims existing as of December 31, 2009, totals 1,225 current and future claims.  Multiplying the average indemnity per resolved claim over the past nine years of $21,130, times 1,225, we projected the probable future indemnity to be paid on those claims after December 31, 2009 to be equal to approximately $26,000,000.  In addition, multiplying an estimated cost of defense per resolved claim of approximately $21,000 times 1,225, we projected the probable future defense costs to equal approximately $26,000,000.  Accordingly, our total estimated future asbestos-related liability at December 31, 2009 was $52,000,000.

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

We intend to re-evaluate our estimate of future liability for asbestos claims at the end of each fiscal year, or whenever actual results are materially different from our estimates, integrating our actual experience in that fiscal year with that of prior fiscal years since 2001.  Our estimate does not take into consideration the potential effects of economic inflation on either the average indemnity payment or the projected direct legal expenses.

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

We have determined that the minimum probable insurance coverage available to satisfy asbestos-related injury claims exceeds our estimated future liability for such claims of $48,000,000 and $52,000,000 as of June 30, 2010 and December 31, 2009, respectively.  This determination assumes that the general trend of reducing asbestos-related injury claims experienced prior to 2006 will resume and that the average indemnity and direct legal costs of each resolved claim will not materially increase.  The determination also assumes that the insurance companies remain solvent and live up to what we believe is their obligation to continue to cover our exposure with regards to these claims.  Accordingly, we have included $48,000,000 and $52,000,000 of such insurance coverage receivable as an asset on our June 30, 2010 and December 31, 2009 balance sheets, respectively.  Several affiliated insurance companies have brought a declaratory relief action against our subsidiary, Metalclad, as well as a number of other insurers, to resolve certain coverage issues, as discussed below.  Regardless of our best estimates of liability for current and future asbestos-related claims, the liability for these claims could be higher or lower than estimated by amounts which are not predictable.  We, of course, cannot give any assurance that our liability for such claims will not ultimately exceed our available insurance coverage.  We will update our estimates of insurance coverage in future filings with the Securities and Exchange Commission, as events occur which would cause us to believe that those estimates need revision, based upon the subsequent claim experience, using the methodology we have employed.

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

The ACE Lawsuit also seeks to determine the effect of a June 2004 settlement agreement between the Company and Allstate Insurance Company on the insurance obligations of various other insurers of Metalclad, and the effect of the “asbestos exclusion” in the Allstate policy.  Under the settlement agreement the Company received $2,500,000 from Allstate in consideration of releasing Allstate from a potential liability under a $5,000,000 limits insurance policy.  The ACE Lawsuit may result in our incurring costs in connection with obligations we may have to indemnify Allstate under that settlement agreement.  Allstate, in a cross-complaint filed against Metalclad Insulation Corporation in October, 2005, asked the court to determine the Company’s obligation to assume and pay for the defense of Allstate in the ACE Lawsuit under the Company’s indemnification obligations in the settlement agreement.  The Company does not believe that it has any legal obligation to assume or pay for such defense.  If Allstate is required to provide indemnity for Entrx’s asbestos-related lawsuits, it is likely that Entrx would have to indemnify Allstate for asbestos-related claims that it defends up to $2,500,000 in the aggregate.  If Allstate is not required to provide indemnity, Entrx would have no liability to Allstate.  Entrx has accrued $375,000 as a potential loss in connection with the Allstate matter.

12.         Supplemental disclosures of cash flow information:

Cash paid for interest was $2,000 and $4,000 for the six months ended June 30, 2010 and 2009, respectively.

13.         Subsequent events

An audit of Metalclad Insulation Corporation’s billing history, with respect to one of its principal customers, was conducted in the quarter ending June 30, 2010, by an independent auditing firm engaged by that customer.  As a result of the audit, the auditing firm reported on July 26, 2010 that during 2008 and 2009, Metalclad overcharged the customer by approximately $400,000.  The issues identified by the auditing firm related to how overtime should be billed and what hourly rates were to be charged for certain categories of union labor.  All work was performed by Metalclad for that customer under a Master Services Agreement (the Agreement) entered into in 2000 and subsequently amended or extended on eleven occasions.  We have reviewed the auditing firm’s report and the Agreement, as amended, and we do not agree with the auditing firm’s interpretation of the Agreement on the identified issues.  We are currently preparing a response to the findings contained in the audit report.  While we do not believe that the customer was overcharged, it is possible that we may have to repay some or all of the amounts claimed as an overcharge, the amount of which may be material.  No amounts have been accrued in our financial statements as of June 30, 2010.

On July 22, 2010, the Company was notified by the Internal Revenue Service of their intent to audit the Company’s federal income tax returns for the year ended December 31, 2008.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements, other than statements of historical fact, included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business” are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve assumptions, known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Entrx Corporation (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-Q.  Such potential risks and uncertainties include, without limitation; estimates of future revenues; the outcome of existing litigation; competitive pricing and other pressures from other businesses in the Company’s markets; the accuracy of the Company’s estimate of future liability for asbestos-related injury claims; the adequacy of insurance, including the adequacy of insurance to cover current and future asbestos-related injury claims; the imposition of laws or regulations relating to asbestos related injury claims; economic conditions generally and in the Company’s primary markets; availability of capital; the adequacy of the Company’s cash and cash equivalents; the cost of labor; the accuracy of the Company’s cost analysis for fixed price contracts; and other risk factors detailed herein and in other of the Company’s filings with the Securities and Exchange Commission.  The forward-looking statements are made as of the date of this Form 10-Q and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements.  Therefore, readers are cautioned not to place undue reliance on these forward-looking statements.  You can identify these forward-looking statements by forward-looking words such as “may,” “assume,” “expect,””project,” “anticipate,” “believe,” “intend,” “estimate,” “continue,” and similar words.

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

Results of Operations:  Three and Six Months Ended June 30, 2010 and 2009

Revenue

Revenue for the three months ended June 30, 2010 was $4,668,000, a decrease of 8.7% as compared to $5,112,000 for the three months ended June 30, 2009.  Revenue for the six months ended June 30, 2010 was $9,247,000, a decrease of 11.9% as compared to $10,490,000 for the six months ended June 30, 2009.  Revenues decreased during the three and six months ended June 30, 2010 as compared with the three and six months ended June 30, 2009 primarily as result of a decline in the commercial insulation and asbestos market due to what we believe to be macro-economic factors.  Several large commercial projects secured prior to the economic downturn were completed during the first half of 2009 and were not replaced with similar size projects in the first half of 2010.  Additionally, a major industrial new construction insulation project and several large scaffolding projects were completed in the three and six months ended June 30, 2009, and similar sized projects were not secured in the three and six months ended June 30, 2010.

Approximately 38% and 45% of the revenues for the three and six months ended June 30, 2010, respectively, were from insulation maintenance contracts, which often continue from year to year.  This compares with 60% and 51% of our revenues being derived from insulation maintenance contracts in the three and six months ended June 30, 2009, respectively.   Approximately 46% and 40% of revenues in the three and six months ended June 30, 2010, respectively, were derived from insulation installation and removal projects, which are not normally continuing, but can go on for a year or more.  This compares with 27% and 34% of revenues of our revenues being derived from insulation installation and removal projects in the three and six months ended June 30, 2009, respectively.  These percentages are approximate because some installation and removal projects involve maintenance arrangements, and vice versa.  Approximately 7% and 9% of the revenues for the three and six months ended June 30, 2010, respectively, were from scaffolding contracts, which often continue from year to year.  This compares with 9% and 11% of our revenues being derived from scaffolding contracts in the three and six months ended June 30, 2009, respectively.  The Company bids on hundreds of projects during any given year. These projects range in value from a few hundred dollars to multi-million dollar projects, and the projects can last from a few hours up to over a year in duration.  The Company cannot predict what projects will be coming up for bid in any particular period, or whether it will be the winning bidder.  Accordingly, the Company is unable to determine if the revenue trends, or the allocation between maintenance contracts and installation and removal contracts, will continue.  We anticipate that our revenues in 2010 will be slightly less than those in 2009.

Cost of Revenue and Gross Margin

Total cost of revenue for the three months ended June 30, 2010 was $3,849,000 as compared to $4,317,000 for the three months ended June 30, 2009, a decrease of 10.9%.  Cost of revenue was $7,679,000 for the six months ended June 30, 2010, as compared to $8,848,000 for the six months ended June 30, 2009, a decrease of 13.2%.  The gross margin as a percentage of revenue was approximately 17.6% for the three months ended June 30, 2010 compared to 15.5% for the three months ended June 30, 2009 primarily due to a higher percentage of our revenue resulting from insulation installation and removal contracts for the three months ended June 30, 2010.  The gross margin as a percentage of revenue was approximately 17.0% for the six months ended June 30, 2010 compared to 15.7% for the six months ended June 30, 2009 also primarily due to a higher percentage of our revenues resulting from insulation installation and removal contracts in the six months ended June 30, 2010.  While the gross margin percentage varies from job to job, insulation maintenance contracts generally have a lower gross margin percentage than insulation installation and removal contracts.  The decrease in the cost of revenues for the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009 was primarily due to reduced work evidenced by the lower revenues as discussed above.

Selling, General and Administrative

Selling, general and administrative expenses were $758,000 for the three months ended June 30, 2010 as compared to $838,000 for the three months ended June 30, 2009, a decrease of 9.5%.  Selling, general and administrative expenses for the six months ended June 30, 2010 were $1,490,000 as compared to $1,702,000 for the comparable period ended June 30, 2009, a decrease of 12.5%.  The decrease for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 was primarily due to a decrease in bad debt expense of $57,000 and a decrease in shareholder reporting expenses of $34,000. The decreases for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 were primarily due to decreases in labor expense of $68,000, in bad debt expense of $57,000, in shareholder reporting expenses of $50,000, and in legal expenses of $40,000.  The decrease in labor expense for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 was due to payroll taxes incurred on bonuses paid in the first half of 2009 that were not incurred in the first half of 2010.

Gain on Disposal of Property, Plant and Equipment

Gain on the disposal of property plant and equipment was $10,000 and $0 for the three months ended June 30, 2010 and 2009, respectively.  Gain on the disposal of property plant and equipment was $18,000 and $0 for the six months ended June 30, 2010 and 2009, respectively.

Interest Income and Expense

Interest expense for the three months ended June 30, 2010 was $1,000 as compared with interest expense of $2,000 for the three months ended June 30, 2009.  Interest expense for the six months ended June 30, 2010 was $2,000 as compared with interest expense of $4,000 for the six months ended June 30, 2009.  Interest income for the three months ended June 30, 2010 was $2,000 as compared with interest income of $5,000 for the three months ended June 30, 2009.  Interest income for the six months ended June 30, 2010 was $5,000 as compared with interest income of $10,000 for the six months ended June 30, 2009.

Impairment Charge on Available-for-Sale Securities

The Company recognized an impairment charge of $94,000 on its investment in Catalytic Solutions, Inc. in the three and six months ended June 30, 2009.

Net Income (Loss)

We had net income of $73,000 for the three months ended June 30, 2010 as compared to a net loss of $135,000 for the three months ended June 30, 2009.  We had net income of $99,000 for the six months ended June 30, 2010 as compared to a net loss of $148,000 for the six months ended June 30, 2009.

Liquidity and Capital Resources

As of June 30, 2010, we had $1,677,000 in cash and cash equivalents, $317,000 in restricted cash and $7,000 in available-for-sale securities.  The Company had working capital of $5,691,000 as of June 30, 2010.  We own 384,084 shares of Catalytic Solutions, Inc. common stock (AIM: CTSU), which are treated as available-for-sale securities.

Cash provided by operations was $54,000 for the six months ended June 30, 2010 compared with cash provided by operations of $1,764,000 for the six months ended June 30, 2009.  For the six months ended June 30, 2010 the positive cash flow from operations was primarily the result of our $99,000 of net income, a decrease in prepaid expenses and other current assets of $208,000 and non-cash expenses for depreciation and amortization of $91,000.  This positive cash flow was partially offset by an increase in accounts receivable of $320,000.  For the six months ended June 30, 2009 the positive cash flow from operations was primarily the result of a decrease in accounts receivable of $2,563,000, a decrease in prepaid expenses and other current assets of $195,000, a decrease in costs and estimated earnings in excess of billings on uncompleted contracts of $97,000 and an increase in billings in excess of costs and estimated earnings on uncompleted contracts of $82,000.  This positive cash flow was partially offset by a decrease in accounts payable and accrued expenses of $1,224,000.

Net investing activities used $387,000 and $40,000 of cash in the six months ended June 30, 2010 and 2009, respectively.  During the six months ended June 30, 2010, we used cash of $317,000 to secure a letter of credit in connection with a performance bond related to a contract with a customer of the Company.  For the six months ended June 30, 2010 and 2009, we used cash of $95,000 and $40,000, respectively, for capital expenditures, primarily at our subsidiary, Metalclad Insulation Corporation.  Proceeds from sale of property and equipment provided $24,000 in the six months ended June 30, 2010.

Cash used in financing activities totaled $60,000 for the six months ended June 30, 2010 compared with cash used in financing activities of $192,000 for the comparable period in 2009.  Payments on long-term borrowings used $60,000 and $83,000 of cash in the six months ended June 30, 2010 and 2009, respectively.  In the six months ended June 30, 2009, the Company used $108,000 to repurchase common stock related to the reverse/forward stock split approved by the shareholders.

As of June 30, 2010, our subsidiary, Metalclad Insulation Corporation, employed approximately 123 hourly employees for insulation and asbestos/lead abatement contracting services, nearly all of whom are members of Local No. 5 - International Association of Heat and Frost Insulators and Allied Workers ("AFL-CIO") or Laborers Local Union 300, which makes hourly employees available to us.  As of June 30, 2010, Metalclad Insulation Corporation also employed approximately 12 hourly employees for scaffolding services, all of whom are members of Southwest Regional Council of Carpenters Local 1506.  Metalclad Insulation Corporation is a party to agreements with local chapters of various trade unions.  The number of hourly employees employed by us fluctuates depending upon the number and size of projects that we have under construction at any particular time.  It has been our experience that hourly employees are generally available for our projects, and we have continuously employed a number of hourly employees on various projects over an extended period of time.  We consider our relations with our hourly employees and the unions representing them to be good, and have not experienced any recent work stoppages due to strikes by such employees.  Additionally, many of the trade union agreements we are a party to include no strike, no work stoppage provisions.  The Company’s subsidiary, Metalclad Insulation Corporation, is one of a group of employers with a collective bargaining agreement with Local No. 5 - International Association of Heat and Frost Insulators and Allied Workers ("Local No. 5").  Our “Basic Agreement” with Local No. 5 of the International Association of Heat and Frost Insulators and Allied Workers expired in September 2008.  The “Basic Agreement” included a “Maintenance Agreement” as an addendum.  Metalclad Insulation Corporation and the other employers have agreed with the negotiating representatives of Local No. 5 for an extension of the expired contract until June 28, 2010.  During June 2010 the Company and the other employers negotiated a new contract with Local 5 that expires on June 26, 2011.  Approximately 86% of our hourly employees are covered by the Local No. 5 agreement.  An agreement with the Laborers Local 300 was signed in December 2009 and expires in December 2012.  Approximately 7% of our hourly employees are covered by the Labors Local 300 agreement.  Our agreement with the Southwest Regional Council of Carpenters Local 1506 was extended in May 2009 and currently expires on June 30, 2011.  Approximately 7% of our hourly employees are covered under the Southwest Regional Council of Carpenters Local 1506 agreement.

The number of asbestos-related cases which have been initiated naming us (primarily our subsidiary, Metalclad Insulation Corporation) as a defendant have fluctuated from 199 in 2005, to 232 in 2006, to 163 in 2007, to 187 in 2008, and to 188 in 2009.  There were 65 new claims made in the first six months of 2010, compared to 112 in the first six months of 2009.  At December 31, 2005, 2006, 2007 and 2008, there were, respectively, approximately 507, 404, 222 and 271 cases pending.  As of December 31, 2009, there were 239 cases pending and as of June 30, 2010 there were 215 cases pending.  These claims are currently defended and covered by insurance.

Under current accounting rules we are required to estimate our liability for existing and future asbestos-related claims.  This requires that we estimate the number of claims we believe will be brought in the future.  We previously based our estimates on the downward trend of cases brought from 725 cases brought in 2001, to 199 cases brought in 2005.  This downward trend leveled off somewhat since 2006.  In addition, we have experienced increases in our costs to defend and resolve claims during this period.  As a result, we have found it necessary to increase our projections of our liabilities for cases which are pending and for new cases which may be initiated in the future, with respect to each of our 2006, 2008 and 2009 financial statements.  We believe that the leveling off of cases brought in 2005 through 2009 is largely due to an aggressive campaign waged by plaintiffs’ lawyers in an attempt to identify new plaintiffs, and that as the pool of plaintiffs decreases that it is probable that the downward trend experienced prior to 2006 will resume, although such resumption cannot be assured.

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

Although defense costs are included in our insurance coverage, we expended $188,000, $215,000, $296,000, $128,000 and $96,000 in 2005, 2006, 2007, 2008 and 2009, respectively, and $58,000 and $66,000 in the six months ended June 30, 2010 and 2009, respectively, to administer the asbestos claims and defend the ACE Lawsuit discussed below.  These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies.

As of December 31, 2009, we re-evaluated our estimates to take into account our experience in 2009.  Primarily as a result of the increase in the number of new cases commenced during 2009 which exceeded our previous estimates, we projected that there would be 986 asbestos-related injury claims made against the Company after December 31, 2009.  The 986 projected claims, in addition to the 239 claims existing as of December 31, 2009, totals 1,225 current and future claims.  Multiplying the average indemnity per resolved claim over the past nine years of $21,130, times 1,225, we projected the probable future indemnity to be paid on those claims after December 31, 2009 to be equal to approximately $26,000,000.  In addition, multiplying an estimated cost of defense per resolved claim of approximately $21,000 times 1,225, we projected the probable future defense costs to equal approximately $26,000,000.  Accordingly, our total estimated future asbestos-related liability at December 31, 2009 was $52,000,000.

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

We intend to re-evaluate our estimate of future liability for asbestos claims at the end of each fiscal year, or whenever actual results are materially different from our estimates, integrating our actual experience in that fiscal year with that of prior fiscal years since 2001.  Our estimate does not take into consideration the potential effects of economic inflation on either the average indemnity payment or the projected direct legal expenses.

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

We have determined that the minimum probable insurance coverage available to satisfy asbestos-related injury claims exceeds our estimated future liability for such claims of $48,000,000 and $52,000,000 as of June 30, 2010 and December 31, 2009, respectively.  This determination assumes that the general trend of reducing asbestos-related injury claims experienced prior to 2006 will resume and that the average indemnity and direct legal costs of each resolved claim will not materially increase.  The determination also assumes that the insurance companies remain solvent and live up to what we believe is their obligation to continue to cover our exposure with regards to these claims.  Accordingly, we have included $48,000,000 and $52,000,000 of such insurance coverage receivable as an asset on our June 30, 2010 and December 31, 2009 balance sheets, respectively.  Several affiliated insurance companies have brought a declaratory relief action against our subsidiary, Metalclad, as well as a number of other insurers, to resolve certain coverage issues, as discussed below.  Regardless of our best estimates of liability for current and future asbestos-related claims, the liability for these claims could be higher or lower than estimated by amounts which are not predictable.  We, of course, cannot give any assurance that our liability for such claims will not ultimately exceed our available insurance coverage.  We will update our estimates of insurance coverage in future filings with the Securities and Exchange Commission, as events occur which would cause us to believe that those estimates need revision, based upon the subsequent claim experience, using the methodology we have employed.

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

The ACE Lawsuit also seeks to determine the effect of a June 2004 settlement agreement between the Company and Allstate Insurance Company on the insurance obligations of various other insurers of Metalclad, and the effect of the “asbestos exclusion” in the Allstate policy.  Under the settlement agreement the Company received $2,500,000 from Allstate in consideration of releasing Allstate from a potential liability under a $5,000,000 limits insurance policy.  The ACE Lawsuit may result in our incurring costs in connection with obligations we may have to indemnify Allstate under that settlement agreement.  Allstate, in a cross-complaint filed against Metalclad Insulation Corporation in October, 2005, asked the court to determine the Company’s obligation to assume and pay for the defense of Allstate in the ACE Lawsuit under the Company’s indemnification obligations in the settlement agreement.  The Company does not believe that it has any legal obligation to assume or pay for such defense.  If Allstate is required to provide indemnity for Entrx’s asbestos-related lawsuits, it is likely that Entrx would have to indemnify Allstate for asbestos-related claims that it defends up to $2,500,000 in the aggregate.  If Allstate is not required to provide indemnity, Entrx would have no liability to Allstate.  Entrx has accrued $375,000 as a potential loss in connection with the Allstate matter.

The Company projects that cash flow generated through the operation of its subsidiary, Metalclad Insulation Corporation, and the Company’s net cash assets as of June 30, 2010 will be sufficient to meet the Company’s cash requirements for at least the next twelve months.

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

We conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on this evaluation our chief executive officer and chief financial officer have concluded that, as of June 30, 2010, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting for the three-months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The number of asbestos-related cases which have been initiated naming us (primarily our subsidiary, Metalclad Insulation Corporation) as a defendant have fluctuated from 199 in 2005, to 232 in 2006, to 163 in 2007, to 187 in 2008, and to 188 in 2009.  There were 65 new claims made in the first six months of 2010, compared to 112 in the first six months of 2009.   As of December 31, 2009, there were 239 cases pending and as of June 30, 2010 there were 215 cases pending.  These claims are currently defended and covered by insurance.

Set forth below is a table for the years ended December 31, 2006, 2007, 2008, 2009 and the six months ended June 30, 2010, which sets forth for each such period the approximate number of asbestos-related cases initiated, the number of such cases resolved by dismissal or by trial, the number of such cases resolved by settlement, the total number of resolved cases, the number of initiated cases pending at the end of such period, the total indemnity paid on all resolved cases, the average indemnity paid on all settled cases and the average indemnity paid on all resolved cases:

	2006	2007		2008		2009	Six Months Ended June 30, 2010
New cases initiated	232	163		187		188	65
Defense judgments and dismissals	253	292	(3)	109		168	59
Plaintiff judgments and settled cases	82	53		29		52	30
Total resolved cases (1)	335	345	(3)	138		220	89
Pending cases (1)	404	222	(3)	271		239	215
Total indemnity payments	$4,858,750	$7,974,500		$7,582,550	(2)	$5,345,000	$2,887,000
Average indemnity paid on plaintiff judgments and settled cases	$59,253	$150,462		$261,467	(2)	$102,788	$96,233
Average indemnity paid on all resolved cases	$14,504	$23,114		$54,946		$24,295	$32,438

(1)	Total resolved cases includes, and the number of pending cases excludes, cases which have been settled but which have not been closed for lack of final documentation or payment.
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

Under current accounting rules we are required to estimate our liability for existing and future asbestos-related claims.  This requires that we estimate the number of claims we believe will be brought in the future.  We previously based our estimates on the downward trend of cases brought from 725 cases brought in 2001, to 199 cases brought in 2005.  This downward trend leveled off somewhat since 2006.  In addition, we have experienced increases in our costs to defend and resolve claims during this period.  As a result, we have found it necessary to increase our projections of our liabilities for cases which are pending and for new cases which may be initiated in the future, with respect to each of our 2006, 2008 and 2009 financial statements.  We believe that the leveling off of cases brought in 2005 through 2009 is largely due to an aggressive campaign waged by plaintiffs’ lawyers in an attempt to identify new plaintiffs, and that as the pool of plaintiffs decreases that it is probable that the downward trend experienced prior to 2006 will resume, although such resumption cannot be assured.

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

Although defense costs are included in our insurance coverage, we expended $188,000, $215,000, $296,000, $128,000 and $96,000 in 2005, 2006, 2007, 2008 and 2009, respectively, and $58,000 and $66,000 in the six months ended June 30, 2010 and 2009, respectively, to administer the asbestos claims and defend the ACE Lawsuit discussed below.  These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies.

As of December 31, 2009, we re-evaluated our estimates to take into account our experience in 2009.  Primarily as a result of the increase in the number of new cases commenced during 2009 which exceeded our previous estimates, we projected that there would be 986 asbestos-related injury claims made against the Company after December 31, 2009.  The 986 projected claims, in addition to the 239 claims existing as of December 31, 2009, totals 1,225 current and future claims.  Multiplying the average indemnity per resolved claim over the past nine years of $21,130, times 1,225, we projected the probable future indemnity to be paid on those claims after December 31, 2009 to be equal to approximately $26,000,000.  In addition, multiplying an estimated cost of defense per resolved claim of approximately $21,000 times 1,225, we projected the probable future defense costs to equal approximately $26,000,000.  Accordingly, our total estimated future asbestos-related liability at December 31, 2009 was $52,000,000.

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

We intend to re-evaluate our estimate of future liability for asbestos claims at the end of each fiscal year, or whenever actual results are materially different from our estimates, integrating our actual experience in that fiscal year with that of prior fiscal years since 2001.  Our estimate does not take into consideration the potential effects of economic inflation on either the average indemnity payment or the projected direct legal expenses.

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

We have determined that the minimum probable insurance coverage available to satisfy asbestos-related injury claims exceeds our estimated future liability for such claims of $48,000,000 and $52,000,000 as of June 30, 2010 and December 31, 2009, respectively.  This determination assumes that the general trend of reducing asbestos-related injury claims experienced prior to 2006 will resume and that the average indemnity and direct legal costs of each resolved claim will not materially increase.  The determination also assumes that the insurance companies remain solvent and live up to what we believe is their obligation to continue to cover our exposure with regards to these claims.  Accordingly, we have included $48,000,000 and $52,000,000 of such insurance coverage receivable as an asset on our June 30, 2010 and December 31, 2009 balance sheets, respectively.  Several affiliated insurance companies have brought a declaratory relief action against our subsidiary, Metalclad, as well as a number of other insurers, to resolve certain coverage issues, as discussed below.  Regardless of our best estimates of liability for current and future asbestos-related claims, the liability for these claims could be higher or lower than estimated by amounts which are not predictable.  We, of course, cannot give any assurance that our liability for such claims will not ultimately exceed our available insurance coverage.  We will update our estimates of insurance coverage in future filings with the Securities and Exchange Commission, as events occur which would cause us to believe that those estimates need revision, based upon the subsequent claim experience, using the methodology we have employed.

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

The ACE Lawsuit also seeks to determine the effect of a June 2004 settlement agreement between the Company and Allstate Insurance Company on the insurance obligations of various other insurers of Metalclad, and the effect of the “asbestos exclusion” in the Allstate policy.  Under the settlement agreement the Company received $2,500,000 from Allstate in consideration of releasing Allstate from a potential liability under a $5,000,000 limits insurance policy.  The ACE Lawsuit may result in our incurring costs in connection with obligations we may have to indemnify Allstate under that settlement agreement.  Allstate, in a cross-complaint filed against Metalclad Insulation Corporation in October, 2005, asked the court to determine the Company’s obligation to assume and pay for the defense of Allstate in the ACE Lawsuit under the Company’s indemnification obligations in the settlement agreement.  The Company does not believe that it has any legal obligation to assume or pay for such defense.  If Allstate is required to provide indemnity for Entrx’s asbestos-related lawsuits, it is likely that Entrx would have to indemnify Allstate for asbestos-related claims that it defends up to $2,500,000 in the aggregate.  If Allstate is not required to provide indemnity, Entrx would have no liability to Allstate.  Entrx has accrued $375,000 as a potential loss in connection with the Allstate matter.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 11, 2010, the Board of Directors authorized the issuance of 15,000 shares of its common stock to each of the five members of the Board of Directors as compensation for each such director’s services on the Board during the calendar year 2010.  Accordingly, the issuance of a total of 75,000 was authorized.  The shares were valued at $0.39 per share based upon the last trade price occurring on May 6, 2010.  The shares were issued based upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as transactions not involving a public offering.  The issuance of the shares was contingent upon receipt from each director of documentation acknowledging, among other things, that the shares were being issued based upon such exemption from registration, and that there was a restriction on the resale of such shares.  The shares were issued by the transfer agent on July 20, 2010 after such documentation was received.  Certificates representing those shares contained a legend to the effect that they could not be resold except upon registration of such resale under the Securities Act of 1933, or an applicable exemption from such registration.  The transfer agent for the Company’s common stock was instructed not to permit a transfer of the shares without an opinion of the Company’s legal counsel that such transfer was permissible in light of applicable securities laws.

Item 5.  Exhibits

Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTRX CORPORATION

Date: August 11, 2010	By:	/s/Peter L. Hauser
Peter L. Hauser
Chief Executive Officer

Date: August 11, 2010	By:	/s/Brian D. Niebur
Brian D. Niebur
Chief Financial Officer
(Principal Accounting Officer)