Form 10-Q
period 2010-09-30
ENTRX CORP
filed 2010-11-12
CIK 13547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☐ No ☒

As of November 9, 2010, the registrant had 7,491,211 shares outstanding of its Common Stock, $.10 par value.

ENTRX CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Consolidated Balance Sheets at September 30, 2010 (unaudited) and December 31, 2009 (audited)	1

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2010 and 2009 (unaudited)	2

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 (unaudited)	3

	Notes to Consolidated Financial Statements (unaudited)	4

Item 2.	Management's Discussion of Financial Condition and Results of Operations	9

Item 4T.	Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 5.	Exhibits	18

SIGNATURES		19

References to “we”, “us”, “our”, “the registrant” and “the Company” in this quarterly report on Form 10-Q shall mean or refer to Entrx Corporation and its consolidated subsidiary, Metalclad Insulation Corporation, unless the context in which those words are used would indicate a different meaning.

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements
ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2010	2009
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,469,314	$2,070,710
Restricted cash	317,000	-
Available-for-sale securities	7,000	7,000
Accounts receivable, less allowance for doubtful accounts of $80,000 as of September 30, 2010 and December 31, 2009	4,532,057	3,888,261
Costs and estimated earnings in excess of billings on uncompleted contracts	895,500	1,174,085
Inventories	71,050	34,620
Prepaid expenses and other current assets	157,513	327,802
Insurance claims receivable	6,500,000	8,000,000
Other receivables	14,818	83,620
Total current assets	13,964,252	15,586,098

Property, plant and equipment, net	201,909	195,069
Insurance claims receivable	39,500,000	44,000,000
Other assets	227,703	62,431
	$53,893,864	$59,843,598

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$67,582	$106,152
Accounts payable	704,393	496,004
Accrued expenses	1,106,821	1,221,047
Reserve for asbestos liability claims	6,500,000	8,000,000
Billings in excess of costs and estimated earnings on uncompleted contracts	81,827	111,312
Total current liabilities	8,460,623	9,934,515

Long-term debt, less current portion	22,529	31,620
Reserve for asbestos liability claims	39,500,000	44,000,000
Total liabilities	47,983,152	53,966,135

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $1; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.10; 80,000,000 shares authorized; 7,491,211 and 7,416,211 issued and outstanding at September 30, 2010 and December 31, 2009, respectively	794,601	787,101
Additional paid-in capital	69,045,026	69,023,276
Accumulated deficit	(63,928,915)	(63,932,914)
Total shareholders’ equity	5,910,712	5,877,463
	$53,893,864	$59,843,598

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Contract revenues	$4,033,268	$3,830,412	$13,279,918	$14,320,248

Contract costs and expenses	3,455,469	3,107,740	11,134,738	11,955,251

Gross margin	577,799	722,672	2,145,180	2,364,997

Operating expenses:
Selling, general and administrative	674,867	735,927	2,164,556	2,437,470
Gain on disposal of property, plant and equipment	-	(2,800)	(18,398)	(2,800)
Total operating expenses	674,867	733,127	2,146,158	2,434,670

Operating loss	(97,068)	(10,455)	(978)	(69,673)

Interest income	3,106	5,013	7,785	14,546
Interest expense	(1,340)	(1,756)	(3,379)	(5,946)
Gain on sale of marketable securities	-	121,799	-	121,799
Impairment charge on available-for-sale securities	-	-	-	(94,283)
Other income	-	-	571	-

Net income (loss)	(95,302)	114,601	3,999	(33,557)

Other comprehensive income (loss)
Unrealized gains on available-for-sale securities	-	84,061	-	14,875
Reclassification adjustment for unrealized losses on available-for-sale securities recognized in net income	-	(100,795)	-	(6,512)

Comprehensive income (loss)	$(95,302)	$97,867	$3,999	$(25,194)

Weighted average number of common shares — basic and diluted	7,491,211	7,416,211	7,455,497	7,570,202

Net income (loss) per share of common stock — basic and diluted	$(0.01)	$0.02	$0.00	$(0.00)

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2010	2009
	(unaudited)

Cash flows from operating activities:
Net income (loss)	$3,999	$(33,557)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	122,999	161,667
Gain on disposal of property, plant and equipment	(18,398)	(2,800)
Gain on sales of available-for-sale securities	-	(121,799)
Impairment charge on investments	-	94,283
Common stock issued for services	29,250	17,500
Changes in operating assets and liabilities:
Accounts receivable	(643,796)	3,013,816
Costs and estimated earnings in excess of billings on uncompleted contracts	278,585	(15,282)
Inventories	(36,430)	(53,958)
Prepaid expenses and other current assets	170,289	(103,441)
Other receivables	68,802	22,237
Other assets	(165,272)	(15,811)
Accounts payable and accrued expenses	94,163	(1,318,173)
Billings in excess of costs and estimated earnings on uncompleted contracts	(29,485)	(29,227)
Net cash (used in) provided by operating activities	(125,294)	1,615,455

Cash flows from investing activities:
Restricted cash	(317,000)	-
Proceeds from sale of property and equipment	24,157	2,800
Sales of available-for-sale securities	-	316,782
Capital expenditures	(95,543)	(40,202)
Net cash (used in) provided by investing activities	(388,386)	279,380

Cash flows from financing activities:
Payments on long-term debt	(87,716)	(120,931)
Repurchases of common stock	-	(108,478)
Net cash used in financing activities	(87,716)	(229,409)

(Decrease) Increase in cash and cash equivalents	(601,396)	1,665,426
Cash and cash equivalents at beginning of period	2,070,710	2,078,666
Cash and cash equivalents at end of period	$1,469,314	$3,744,092

Non-cash investing and financing activities:
Acquisition of property, plant and equipment in exchange for notes payable	$40,980	$-

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

1.           The accompanying unaudited consolidated financial statements of Entrx Corporation and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America.  In the opinion of management all adjustments, consisting of normal recurring items, necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

2.           The income per share amounts for the three and nine months ended September 30, 2010 and 2009, were computed by dividing the net income by the weighted average shares outstanding during the applicable period.  Dilutive common equivalent shares have not been included in the computation of diluted income per share because their inclusion would be anti-dilutive.

For the nine months ended September 30, 2010 all stock options and warrants were anti-dilutive because their respective exercise prices were greater than the average market price of the common stock.  All stock options and warrants were anti-dilutive for the three months ended September 30, 2010 and for the three and nine months ended September 30, 2009 due to the Company’s net loss during these periods.

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

On an ongoing basis, the Company evaluates its investments in available-for-sale securities to determine if a decline in fair value is other-than-temporary such that the change should be reflected in the Company’s financial statements.  When a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. Considering the severity and duration of the declines in fair value and the financial condition and near-term prospects of our investments, we recognized an other than temporary impairment charge of $94,283 on our investment in Catalytic Solutions, Inc. during the nine month period ended September 30, 2009.  During the three month period ended September 30, 2009, the Company sold substantially all of its remaining investments, resulting in a realized gain of $121,799

6.           Inventories, which consist principally of insulation products and related materials, are stated at the lower of cost (determined on the first-in, first-out method) or market.

7.           Accrued expenses consist of the following:

	September 30, 2010	December 31, 2009
Wages, bonuses and payroll taxes	$272,418	$233,293
Union dues	224,393	262,124
Accounting and legal fees	42,200	110,351
Insurance	23,666	61,470
Insurance settlement reserve	375,000	375,000
Taxes	18,719	25,884
Other	150,425	152,925
	$1,106,821	$1,221,047

8.           As more fully described in our Annual Report on Form 10-K for the year ended December 31, 2009, the Company has granted stock options over the years to employees and directors under various stockholder approved stock option plans.  At September 30, 2010, options to purchase 1,060,000 shares of the Company’s common stock were outstanding.  No stock options have been granted since January 2005.  Stock options expiring during the first nine months of 2010 and 2009 were 80,000 and 283,400, respectively.

During the nine months ended September 30, 2010, the Company authorized the issuance of an aggregate of 75,000 shares of its common stock to the five members of the Company’s Board of Directors contingent upon the receipt from those directors of certain documentation.  The shares issued to the members of the Board of Directors had an aggregate market value of $29,250 based upon the market price at the time of such authorization.  The shares were issued by the transfer agent on July 20, 2010 after receipt of the required documentation.

9.           Sales to significant customers were as follows:

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
	Revenue		% of Total Revenue	Revenue		% of Total Revenue
McCarthy Building Companies, Inc.	$650,000		16.1%		(1)	(1)
Mercer Demo & Surplus, Inc.	$417,000		10.4%		(1)	(1)
Jacobs Field Services North America, Inc.	$406,000		10.1%		(1)	(1)
BP West Coast Products LLC		(1)	(1)	$611,000		16.0%
Southern California Edison		(1)	(1)	$477,000		12.5%

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	Revenue		% of Total Revenue	Revenue		% of Total Revenue
NRG Energy	$1,626,000		12.2%	$1,864,000		13.0%
Mercer Demo & Surplus, Inc.	$1,356,000		10.2%		(1)	(1)
Jacobs Field Services North America, Inc.	$1,339,000		10.1%		(1)	(1)
BP West Coast Products LLC		(1)	(1)	$2,331,000		16.3%

(1)	Sales to this customer were less than 10% of total revenue during the reported period.

Significant accounts receivable were as follows:

	September 30, 2010			December 31, 2009
	Accounts Receivable		% of Total Accounts Receivable	Accounts Receivable		% of Total Accounts Receivable
Mercer Demo & Surplus, Inc.	$762,000		16.5%		(1)		(1)
McCarthy Building Companies, Inc.	$546,000		11.8%		(1)		(1)
Southern California Edison		(1)	(1)	$1,271,000		32.0%

(1)	Accounts receivable from this customer were less than 10% of total accounts receivable for the reported period.

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

11.         There were 100 new asbestos-related cases initiated naming us (primarily our subsidiary, Metalclad Insulation Corporation) as a defendant in the first nine months of 2010, compared to 150 in the first nine months of 2009.  As of December 31, 2009, there were 239 cases pending and as of September 30, 2010 there were 202 cases pending.  These claims are currently defended and covered by insurance.

Under current accounting rules we are required to estimate our liability for existing and future asbestos-related claims.  This requires that we estimate the number of claims we believe will be brought in the future.  We previously based our estimates on the downward trend of cases brought from 725 cases brought in 2001, to 199 cases brought in 2005.  This downward trend leveled off somewhat from 2006 through 2009.  In addition, we have experienced increases in our costs to defend and resolve claims during this period.  As a result, we have found it necessary to increase our projections of our liabilities for cases which are pending and for new cases which may be initiated in the future with respect to each of our 2006, 2008 and 2009 financial statements.  We believe that the leveling off of cases brought in 2005 through 2009 is largely due to an aggressive campaign waged by plaintiffs’ lawyers in an attempt to identify new plaintiffs, and that as the pool of plaintiffs decreases that it is probable that the downward trend experienced prior to 2006 will resume, although such resumption cannot be assured.

From 2001 and through 2009, the annual average indemnity paid on each of over 3,000 resolved cases has fluctuated significantly, between a low of $14,504 in 2006 and a high of $54,946 in 2008, with an overall average over that period of approximately $21,130.  During this period, although there has been no discernible upward or downward trend in indemnity payments, our most recent indemnity payment experience in 2009 and 2010 of approximately $24,000 per resolved claim has been slightly less favorable than the $21,130 projected.

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

Although defense costs are included in our insurance coverage, we expended $28,000 and $84,000 in the three and nine months ended September 30, 2010, respectively, and $20,000 and $85,000 in the three and nine months ended September 30, 2009, respectively, to administer the asbestos claims and defend the ACE Lawsuit discussed below.  These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies.

As of December 31, 2009, we re-evaluated our estimates to take into account our experience in 2009.  Primarily as a result of the increase in the number of new cases commenced during 2009 which exceeded our previous estimates, we projected that there would be 986 asbestos-related injury claims made against the Company after December 31, 2009.  The 986 projected claims, in addition to the 239 claims existing as of December 31, 2009, totals 1,225 current and future claims.  Multiplying the average indemnity per resolved claim over the past nine full calendar years of $21,130, times 1,225, we projected the probable future indemnity to be paid on those claims after December 31, 2009 to be equal to approximately $26,000,000.  In addition, multiplying an estimated cost of defense per resolved claim of approximately $21,000 times 1,225, we projected the probable future defense costs to equal approximately $26,000,000.  Accordingly, our total estimated future asbestos-related liability at December 31, 2009 was $52,000,000.

As of December 31, 2009 we projected that approximately 158 new asbestos-related claims would be commenced and approximately 179 cases will be resolved in 2010, resulting in an estimated 218 cases pending at December 31, 2010.  Since we projected that an aggregate of 986 new cases would be commenced after December 31, 2009, and that 158 of these cases would be commenced in 2010, we estimated that an aggregate of 828 new cases will be commenced after December 31, 2010.  Accordingly, we projected the cases pending and projected to be commenced in the future at December 31, 2010, would be 1,046 cases.  The sum of the approximate average indemnity paid per resolved claim from 2001 through 2009 plus the approximate defense costs incurred per resolved claim from 2005 through 2009, equals $42,130.  Multiplying 1,046 claims times $42,130 we estimate our liability for current and future asbestos-related claims at December 31, 2010 to be approximately $44,000,000.  This amounts to an $8,000,000 reduction from the $52,000,000 liability we estimated as of December 31, 2009, or a $2,000,000 reduction per quarter in 2010.

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

We have determined that the minimum probable insurance coverage available to satisfy asbestos-related injury claims exceeds our estimated future liability for such claims of $46,000,000 and $52,000,000 as of September 30, 2010 and December 31, 2009, respectively.  This determination assumes that the general trend of reducing asbestos-related injury claims experienced prior to 2006 will resume and that the average indemnity and direct legal costs of each resolved claim will not materially increase.  The determination also assumes that the insurance companies remain solvent and live up to what we believe is their obligation to continue to cover our exposure with regards to these claims.  Accordingly, we have included $46,000,000 and $52,000,000 of such insurance coverage receivable as an asset on our September 30, 2010 and December 31, 2009 balance sheets, respectively.  Several affiliated insurance companies have brought a declaratory relief action against our subsidiary, Metalclad, as well as a number of other insurers, to resolve certain coverage issues, as discussed below.  Regardless of our best estimates of liability for current and future asbestos-related claims, the liability for these claims could be higher or lower than estimated by amounts which are not predictable.  We, of course, cannot give any assurance that our liability for such claims will not ultimately exceed our available insurance coverage.  We will update our estimates of insurance coverage in future filings with the Securities and Exchange Commission, as events occur which would cause us to believe that those estimates need revision, based upon the subsequent claim experience, using the methodology we have employed.

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

12.         An audit of Metalclad Insulation Corporation’s billing history, with respect to one of its principal customers, was conducted in the quarter ending June 30, 2010, by an independent auditing firm engaged by that customer.  As a result of the audit, the auditing firm reported on July 26, 2010 that during 2008 and 2009, Metalclad overcharged the customer by approximately $400,000.  The issues identified by the auditing firm related to how overtime should be billed and what hourly rates were to be charged for certain categories of union labor.  All work was performed by Metalclad for that customer under a Master Services Agreement (the Agreement) entered into in 2000 and subsequently amended or extended on eleven occasions.  We reviewed the auditing firm’s report and the Agreement, as amended, and we do not agree with the auditing firm’s interpretation of the Agreement on the identified issues.  We performed our own analysis of the billing and on August 16, 2010 submitted a response to the findings contained in the audit report.  Our analysis showed that, on an aggregate basis, the customer was correctly billed.  We have not yet received a response to our analysis from the customer or independent auditing firm.  While we do not believe that the customer was overcharged, it is possible that we may have to repay some or all of the amounts claimed as an overcharge, the amount of which may be material.  No amounts have been accrued in our financial statements as of September 30, 2010.

13.         Supplemental disclosures of cash flow information:

Cash paid for interest was $3,000 and $6,000 for the nine months ended September 30, 2010 and 2009, respectively.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements, other than statements of historical fact, included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business” are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve assumptions, known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Entrx Corporation (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-Q.  Such potential risks and uncertainties include, without limitation; estimates of future revenues; the outcome of existing litigation; competitive pricing and other pressures from other businesses in the Company’s markets; the accuracy of the Company’s estimate of future liability for asbestos-related injury claims; the adequacy of insurance, including the adequacy of insurance to cover current and future asbestos-related injury claims; the imposition of laws or regulations relating to asbestos related injury claims; economic conditions generally and in the Company’s primary markets; availability of capital; the adequacy of the Company’s cash and cash equivalents; the cost of labor; the accuracy of the Company’s cost analysis for fixed price contracts; the appropriateness of the Company’s billing practices; and other risk factors detailed herein and in other of the Company’s filings with the Securities and Exchange Commission.  The forward-looking statements are made as of the date of this Form 10-Q and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements.  Therefore, readers are cautioned not to place undue reliance on these forward-looking statements.  You can identify these forward-looking statements by forward-looking words such as “may,” “assume,” “expect,” “project,” “anticipate,” “believe,” “intend,” “estimate,” “continue,” and similar words.

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

Results of Operations:  Three and Nine Months Ended September 30, 2010 and 2009

Revenue

Revenue for the three months ended September 30, 2010 was $4,033,000, an increase of 5.3% as compared to $3,830,000 for the three months ended September 30, 2009.  Revenue for the nine months ended September 30, 2010 was $13,280,000, a decrease of 7.3% as compared to $14,320,000 for the nine months ended September 30, 2009.  Revenues increased during the three months ended September 30, 2010 as compared with the three months ended September 30, 2009 primarily as result of a large firestopping contract during the three months ended September 30, 2010 that did not occur in the same period during the prior year, partially offset by a decrease in revenues from commercial projects.  Revenues decreased during the nine months ended September 30, 2010 as compared with the nine months ended September 30, 2009 primarily as result of a decline in the commercial insulation and asbestos market due to what we believe to be macro-economic factors.  Several large commercial projects secured prior to the economic downturn were completed during the first nine months of 2009 and were not replaced with similar size projects in the first nine months of 2010.  Additionally, a major industrial new construction insulation project and several large scaffolding projects were completed in the nine months ended September 30, 2009, and similar sized projects were not secured in the nine months ended September 30, 2010.

Approximately 29% and 39% of the revenues for the three and nine months ended September 30, 2010, respectively, were from insulation maintenance contracts, which often continue from year to year.  Most of the contracts are priced on a time and materials basis and, therefore, the amount of revenue on any given maintenance contract can fluctuate from period to period based upon the amount of maintenance the customer requests during that period.  We believe that cost reduction measures taken by some of our customers during a period of general economic downturn may have accounted for lower revenues from maintenance contracts during the first nine months of 2010, as compared to the same period in 2009.  This compares with 52% and 51% of our revenues being derived from insulation maintenance contracts in the three and nine months ended September 30, 2009, respectively.   Approximately 48% and 43% of revenues in the three and nine months ended September 30, 2010, respectively, were derived from insulation installation and removal projects, which are not normally continuing, but can go on for a year or more.  This compares with 42% and 36% of revenues of our revenues being derived from insulation installation and removal projects in the three and nine months ended September 30, 2009, respectively.  These percentages are approximate because some installation and removal projects involve maintenance arrangements, and vice versa.  Approximately 5% and 8% of the revenues for the three and nine months ended September 30, 2010, respectively, were from scaffolding contracts, which often continue from year to year.  This compares with 6% and 10% of our revenues being derived from scaffolding contracts in the three and nine months ended September 30, 2009, respectively.  Approximately 17% and 9% of the revenues for the three and nine months ended September 30, 2010, respectively, were from firestopping contracts, which are not normally continuing.  This compares with 3% and 2% of our revenues being derived from firestopping contracts in the three and nine months ended September 30, 2009, respectively.  The Company bids on hundreds of projects during any given year. These projects range in value from a few hundred dollars to several million dollars, and the projects can last from a few hours up to over a year in duration.  The Company cannot predict what projects will be coming up for bid in any particular period, or whether it will be the winning bidder.  Accordingly, the Company is unable to determine if the revenue trends, or the allocation between maintenance contracts and installation and removal contracts, will continue.  We anticipate that our revenues in 2010 will be slightly less than those in 2009.

Cost of Revenue and Gross Margin

Total cost of revenue for the three months ended September 30, 2010 was $3,455,000 as compared to $3,108,000 for the three months ended September 30, 2009, an increase of 11.2%.  Cost of revenue was $11,135,000 for the nine months ended September 30, 2010, as compared to $11,955,000 for the nine months ended September 30, 2009, a decrease of 6.9%.  The gross margin as a percentage of revenue was approximately 14.3% for the three months ended September 30, 2010 compared to 18.9% for the three months ended September 30, 2009 primarily due to the Company pricing its bids aggressively during the three months ended September 30, 2010 due to the general macro-economic environment.  The gross margin as a percentage of revenue was approximately 16.2% for the nine months ended September 30, 2010 compared to 16.5% for the nine months ended September 30, 2009.  The gross margin as a percentage of revenue was positively impacted by a change in estimate of the Company’s estimated workers compensation liability of approximately $56,000 in the three and nine months ended September 30, 2009.  While the gross margin percentage varies from job to job, insulation maintenance contracts generally have a lower gross margin percentage than insulation installation and removal contracts.  The increase in the cost of revenues for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 was primarily due to increased work evidenced by the higher revenues as discussed above.  The decrease in the cost of revenues for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 was primarily due to reduced work evidenced by the lower revenues as discussed above.

Selling, General and Administrative

Selling, general and administrative expenses were $675,000 for the three months ended September 30, 2010 as compared to $736,000 for the three months ended September 30, 2009, a decrease of 8.3%.  Selling, general and administrative expenses for the nine months ended September 30, 2010 were $2,165,000 as compared to $2,437,000 for the comparable period ended September 30, 2009, a decrease of 11.2%.  The decrease for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 was primarily due to a decrease in labor expense of $26,000 and a decrease in entertainment expenses of $46,000. The decrease for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 were primarily due to decreases in labor expenses of $87,000, bad debt expense of $63,000, shareholder reporting expenses of $45,000, legal expenses of $22,000 and entertainment expenses of $44,000.  The decrease in labor expense for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 was partially due to payroll taxes incurred on bonuses paid in the first half of 2009 that were not incurred in the first half of 2010 and partially due to headcount reductions.

Gain on Disposal of Property, Plant and Equipment

Gain on the disposal of property plant and equipment was $0 and $3,000 for the three months ended September 30, 2010 and 2009, respectively.  Gain on the disposal of property plant and equipment was $18,000 and $3,000 for the nine months ended September 30, 2010 and 2009, respectively.

Interest Income and Expense

Interest expense for the three months ended September 30, 2010 was $1,000 as compared with interest expense of $2,000 for the three months ended September 30, 2009.  Interest expense for the nine months ended September 30, 2010 was $3,000 as compared with interest expense of $6,000 for the nine months ended September 30, 2009.  Interest income for the three months ended September 30, 2010 was $3,000 as compared with interest income of $5,000 for the three months ended September 30, 2009.  Interest income for the nine months ended September 30, 2010 was $8,000 as compared with interest income of $15,000 for the nine months ended September 30, 2009.

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

Net Income (Loss)

We had a net loss of $95,000 for the three months ended September 30, 2010 as compared to a net income of $115,000 for the three months ended September 30, 2009.  We had  net income of $4,000 for the nine months ended September 30, 2010 as compared to a net loss of $34,000 for the nine months ended September 30, 2009.

Liquidity and Capital Resources

As of September 30, 2010, we had $1,469,000 in cash and cash equivalents, $317,000 in restricted cash and $7,000 in available-for-sale securities.  The Company had working capital of $5,504,000 as of September 30, 2010.  We own 384,084 shares of Catalytic Solutions, Inc. common stock (AIM: CTSU), which are treated as available-for-sale securities.

Cash used in operations was $125,000 for the nine months ended September 30, 2010 compared with cash provided by operations of $1,615,000 for the nine months ended September 30, 2009.  For the nine months ended September 30, 2010 the negative cash flow from operations was primarily the result of an increase in accounts receivable of $644,000 and other assets of $165,000.  This negative cash flow was partially offset by a decrease in costs and estimated earnings in excess of billings on uncompleted contracts of $279,000, a decrease in prepaid expenses and other current assets of $170,000 and non-cash expenses for depreciation and amortization of $123,000. For the nine months ended September 30, 2009 the positive cash flow from operations was primarily the result of a decrease in accounts receivable of $3,014,000.  This positive cash flow was partially offset by a decrease in accounts payable and accrued expenses of $1,318,000.

Net investing activities used $388,000 and provided $279,000 of cash in the nine months ended September 30, 2010 and 2009, respectively.  During the nine months ended September 30, 2010, we used cash of $317,000 to secure a letter of credit in connection with a performance bond related to a contract with a customer of the Company.  For the nine months ended September 30, 2010 and 2009, we used cash of $96,000 and $40,000, respectively, for capital expenditures, primarily at our subsidiary, Metalclad Insulation Corporation.  Proceeds from sale of property and equipment provided $24,000 in the nine months ended September 30, 2010.

Cash used in financing activities totaled $88,000 for the nine months ended September 30, 2010 compared with cash used in financing activities of $229,000 for the comparable period in 2009.  Payments on long-term borrowings used $88,000 and $121,000 of cash in the nine months ended September 30, 2010 and 2009, respectively.  In the nine months ended September 30, 2009, the Company used $108,000 to repurchase common stock related to the reverse/forward stock split approved by the shareholders.

We obtain substantially all of our field employees from pools of workers supplied by local trade unions.  These employees are generally engaged on an hourly basis.  The number of hourly employees employed by us at any one time fluctuates depending upon the number and size of projects that we have under construction at any particular time.  It has been our experience that hourly employees are generally available for our projects, and we have continuously employed a significant number of hourly employees on various projects over an extended period of time.

Metalclad Insulation Corporation currently is a party to seven collective bargaining agreements, representing workers engaged in insulation, asbestos/lead abatement, scaffolding and firestopping activities, including, primarily, agreements with Locals 5 and 16 of the International Association of Heat and Frost Insulators and Allied Workers union; Local 1506 of the United Brotherhood of Carpenters and Joiners of America; Locals 300 and 67 of the Laborers International Union of North America; and District Council 16 of the United Association.  All union contracts expire at various times from June 2011 through December 2012.  We consider our relations with our hourly employees and the unions representing them to be good, and have not experienced any recent strikes or work stoppages.

As of September 30, 2010, Metalclad Insulation Corporation employed approximately 100 hourly employees, then constituting approximately 85% of our hourly workforce, engaged in insulation and asbestos/lead abatement, supplied by Local 5 of the International Association of Heat and Frost Insulators and Allied Workers union.  Our agreement with this union local expires in June 2011 and contains a “no strike, no work-stoppage” provision.  Approximately 15 additional hourly employees were engaged by Metalclad Insulation Corporation as of September 30, 2010 in other activities, including scaffolding construction and firestopping installation.

The number of asbestos-related cases which have been initiated naming us (primarily our subsidiary, Metalclad Insulation Corporation) as a defendant have fluctuated from 199 in 2005, to 232 in 2006, to 163 in 2007, to 187 in 2008, and to 188 in 2009.  There were 100 new claims made in the first nine months of 2010, compared to 150 in the first nine months of 2009.  At December 31, 2005, 2006, 2007 and 2008, there were, respectively, approximately 507, 404, 222 and 271 cases pending.  As of December 31, 2009, there were 239 cases pending and as of September 30, 2010 there were 202 cases pending.  These claims are currently defended and covered by insurance.

Under current accounting rules we are required to estimate our liability for existing and future asbestos-related claims.  This requires that we estimate the number of claims we believe will be brought in the future.  We previously based our estimates on the downward trend of cases brought from 725 cases brought in 2001, to 199 cases brought in 2005.  This downward trend leveled off somewhat from 2006 through 2009.  In addition, we have experienced increases in our costs to defend and resolve claims during this period.  As a result, we have found it necessary to increase our projections of our liabilities for cases which are pending and for new cases which may be initiated in the future, with respect to each of our 2006, 2008 and 2009 financial statements.  We believe that the leveling off of cases brought in 2005 through 2009 is largely due to an aggressive campaign waged by plaintiffs’ lawyers in an attempt to identify new plaintiffs, and that as the pool of plaintiffs decreases that it is probable that the downward trend experienced prior to 2006 will resume, although such resumption cannot be assured.

From 2001 and through 2009, the annual average indemnity paid on each of over 3,000 resolved cases has fluctuated significantly, between a low of $14,504 in 2006 and a high of $54,946 in 2008, with an overall average over that period of approximately $21,130.  During this period, although there has been no discernible upward or downward trend in indemnity payments, our most recent indemnity payment experience in 2009 and 2010 of approximately $24,000 per resolved claim has been slightly less favorable than the $21,130 projected.

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

Although defense costs are included in our insurance coverage, we expended $188,000, $215,000, $296,000, $128,000 and $96,000 in 2005, 2006, 2007, 2008 and 2009, respectively, and $84,000 and $85,000 in the nine months ended September 30, 2010 and 2009, respectively, to administer the asbestos claims and defend the ACE Lawsuit discussed below.  These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies.

As of December 31, 2009, we re-evaluated our estimates to take into account our experience in 2009.  Primarily as a result of the increase in the number of new cases commenced during 2009 which exceeded our previous estimates, we projected that there would be 986 asbestos-related injury claims made against the Company after December 31, 2009.  The 986 projected claims, in addition to the 239 claims existing as of December 31, 2009, totals 1,225 current and future claims.  Multiplying the average indemnity per resolved claim over the past nine full calendar years of $21,130, times 1,225, we projected the probable future indemnity to be paid on those claims after December 31, 2009 to be equal to approximately $26,000,000.  In addition, multiplying an estimated cost of defense per resolved claim of approximately $21,000 times 1,225, we projected the probable future defense costs to equal approximately $26,000,000.  Accordingly, our total estimated future asbestos-related liability at December 31, 2009 was $52,000,000.

As of December 31, 2009 we projected that approximately 158 new asbestos-related claims would be commenced and approximately 179 cases will be resolved in 2010, resulting in an estimated 218 cases pending at December 31, 2010.  Since we projected that an aggregate of 986 new cases would be commenced after December 31, 2009, and that 158 of these cases would be commenced in 2010, we estimated that an aggregate of 828 new cases will be commenced after December 31, 2010.  Accordingly, we projected the cases pending and projected to be commenced in the future at December 31, 2010, would be 1,046 cases.  The sum of the approximate average indemnity paid per resolved claim from 2001 through 2009, plus the approximate defense costs incurred per resolved claim from 2005 through 2009, equals $42,130.  Multiplying 1,046 claims times $42,130, we estimate our liability for current and future asbestos-related claims at December 31, 2010 to be approximately $44,000,000.  This amounts to an $8,000,000 reduction from the $52,000,000 liability we estimated as of December 31, 2009, or a $2,000,000 reduction per quarter in 2010.

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

We have determined that the minimum probable insurance coverage available to satisfy asbestos-related injury claims exceeds our estimated future liability for such claims of $46,000,000 and $52,000,000 as of September 30, 2010 and December 31, 2009, respectively.  This determination assumes that the general trend of reducing asbestos-related injury claims experienced prior to 2006 will resume and that the average indemnity and direct legal costs of each resolved claim will not materially increase.  The determination also assumes that the insurance companies remain solvent and live up to what we believe is their obligation to continue to cover our exposure with regards to these claims.  Accordingly, we have included $46,000,000 and $52,000,000 of such insurance coverage receivable as an asset on our September 30, 2010 and December 31, 2009 balance sheets, respectively.  Several affiliated insurance companies have brought a declaratory relief action against our subsidiary, Metalclad, as well as a number of other insurers, to resolve certain coverage issues, as discussed below.  Regardless of our best estimates of liability for current and future asbestos-related claims, the liability for these claims could be higher or lower than estimated by amounts which are not predictable.  We, of course, cannot give any assurance that our liability for such claims will not ultimately exceed our available insurance coverage.  We will update our estimates of insurance coverage in future filings with the Securities and Exchange Commission, as events occur which would cause us to believe that those estimates need revision, based upon the subsequent claim experience, using the methodology we have employed.

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

The Company projects that cash flow generated through the operation of its subsidiary, Metalclad Insulation Corporation, and the Company’s net cash assets as of September 30, 2010 will be sufficient to meet the Company’s cash requirements for at least the next twelve months.

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

We conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on this evaluation our chief executive officer and chief financial officer have concluded that, as of September 30, 2010, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting for the three-months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The number of asbestos-related cases which have been initiated naming us (primarily our subsidiary, Metalclad Insulation Corporation) as a defendant have fluctuated from 199 in 2005, to 232 in 2006, to 163 in 2007, to 187 in 2008, and to 188 in 2009.  There were 100 new claims made in the first nine months of 2010, compared to 150 in the first nine months of 2009.   As of December 31, 2009, there were 239 cases pending and as of September 30, 2010 there were 202 cases pending.  These claims are currently defended and covered by insurance.

Set forth below is a table for the years ended December 31, 2006, 2007, 2008, 2009 and the nine months ended September 30, 2010, which sets forth for each such period the approximate number of asbestos-related cases initiated, the number of such cases resolved by dismissal or by trial, the number of such cases resolved by settlement, the total number of resolved cases, the number of initiated cases pending at the end of such period, the total indemnity paid on all resolved cases, the average indemnity paid on all settled cases and the average indemnity paid on all resolved cases:

	2006	2007		2008		2009	Nine Months Ended September 30, 2010
New cases initiated	232	163		187		188	100
Defense judgments and dismissals	253	292	(3)	109		168	96
Plaintiff judgments and settled cases	82	53		29		52	41
Total resolved cases (1)	335	345	(3)	138		220	137
Pending cases (1)	404	222	(3)	271		239	202
Total indemnity payments	$4,858,750	$7,974,500		$7,582,550	(2)	$5,345,000	$3,332,000
Average indemnity paid on plaintiff judgments and settled cases	$59,253	$150,462		$261,467	(2)	$102,788	$81,268
Average indemnity paid on all resolved cases	$14,504	$23,114		$54,946		$24,295	$24,321

(1)	Total resolved cases includes, and the number of pending cases excludes, cases which have been settled but which have not been closed for lack of final documentation or payment.
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

Under current accounting rules we are required to estimate our liability for existing and future asbestos-related claims.  This requires that we estimate the number of claims we believe will be brought in the future.  We previously based our estimates on the downward trend of cases brought from 725 cases brought in 2001, to 199 cases brought in 2005.  This downward trend leveled off somewhat from 2006 through 2009.  In addition, we have experienced increases in our costs to defend and resolve claims during this period.  As a result, we have found it necessary to increase our projections of our liabilities for cases which are pending and for new cases which may be initiated in the future, with respect to each of our 2006, 2008 and 2009 financial statements.  We believe that the leveling off of cases brought in 2005 through 2009 is largely due to an aggressive campaign waged by plaintiffs’ lawyers in an attempt to identify new plaintiffs, and that as the pool of plaintiffs decreases that it is probable that the downward trend experienced prior to 2006 will resume, although such resumption cannot be assured.

From 2001 and through 2009, the annual average indemnity paid on each of over 3,000 resolved cases has fluctuated significantly, between a low of $14,504 in 2006 and a high of $54,946 in 2008, with an overall average over that period of approximately $21,130.  During this period, although there has been no discernible upward or downward trend in indemnity payments, our most recent indemnity payment experience in 2009 and 2010 of approximately $24,000 per resolved claim has been slightly less favorable than the $21,130 projected.

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

Although defense costs are included in our insurance coverage, we expended $188,000, $215,000, $296,000, $128,000 and $96,000 in 2005, 2006, 2007, 2008 and 2009, respectively, and $84,000 and $85,000 in the nine months ended September 30, 2010 and 2009, respectively, to administer the asbestos claims and defend the ACE Lawsuit discussed below.  These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies.

As of December 31, 2009, we re-evaluated our estimates to take into account our experience in 2009.  Primarily as a result of the increase in the number of new cases commenced during 2009 which exceeded our previous estimates, we projected that there would be 986 asbestos-related injury claims made against the Company after December 31, 2009.  The 986 projected claims, in addition to the 239 claims existing as of December 31, 2009, totals 1,225 current and future claims.  Multiplying the average indemnity per resolved claim over the past nine full calendar years of $21,130, times 1,225, we projected the probable future indemnity to be paid on those claims after December 31, 2009 to be equal to approximately $26,000,000.  In addition, multiplying an estimated cost of defense per resolved claim of approximately $21,000 times 1,225, we projected the probable future defense costs to equal approximately $26,000,000.  Accordingly, our total estimated future asbestos-related liability at December 31, 2009 was $52,000,000.

As of December 31, 2009 we projected that approximately 158 new asbestos-related claims would be commenced and approximately 179 cases will be resolved in 2010, resulting in an estimated 218 cases pending at December 31, 2010.  Since we projected that an aggregate of 986 new cases would be commenced after December 31, 2009, and that 158 of these cases would be commenced in 2010, we estimated that an aggregate of 828 new cases will be commenced after December 31, 2010.  Accordingly, we projected the cases pending and projected to be commenced in the future at December 31, 2010, would be 1,046 cases.  The sum of the approximate average indemnity paid per resolved claim from 2001 through 2009 plus the approximate defense costs incurred per resolved claim from 2005 through 2009, equals $42,130.  Multiplying 1,046 claims times $42,130 we estimate our liability for current and future asbestos-related claims at December 31, 2010 to be approximately $44,000,000.  This amounts to an $8,000,000 reduction from the $52,000,000 liability we estimated as of December 31, 2009, or a $2,000,000 reduction per quarter in 2010.

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

We have determined that the minimum probable insurance coverage available to satisfy asbestos-related injury claims exceeds our estimated future liability for such claims of $46,000,000 and $52,000,000 as of September 30, 2010 and December 31, 2009, respectively.  This determination assumes that the general trend of reducing asbestos-related injury claims experienced prior to 2006 will resume and that the average indemnity and direct legal costs of each resolved claim will not materially increase.  The determination also assumes that the insurance companies remain solvent and live up to what we believe is their obligation to continue to cover our exposure with regards to these claims.  Accordingly, we have included $46,000,000 and $52,000,000 of such insurance coverage receivable as an asset on our September 30, 2010 and December 31, 2009 balance sheets, respectively.  Several affiliated insurance companies have brought a declaratory relief action against our subsidiary, Metalclad, as well as a number of other insurers, to resolve certain coverage issues, as discussed below.  Regardless of our best estimates of liability for current and future asbestos-related claims, the liability for these claims could be higher or lower than estimated by amounts which are not predictable.  We, of course, cannot give any assurance that our liability for such claims will not ultimately exceed our available insurance coverage.  We will update our estimates of insurance coverage in future filings with the Securities and Exchange Commission, as events occur which would cause us to believe that those estimates need revision, based upon the subsequent claim experience, using the methodology we have employed.

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

ENTRX CORPORATION

Date: November 11, 2010	By:	/s/Peter L. Hauser
Peter L. Hauser
Chief Executive Officer

Date: November 11, 2010	By:	/s/Brian D. Niebur
Brian D. Niebur
Chief Financial Officer
(Principal Accounting Officer)