Form 10-K
period 2010-12-31
ENTRX CORP
filed 2011-03-31
CIK 13547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-2000

Entrx Corporation
(Exact name of registrant as specified in its charter)

Delaware	95-2368719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID No.)

800 Nicollet Mall, Suite 2690, Minneapolis, Minnesota	55402
(Address of Principal Executive Office)	(Zip Code)

Registrant's telephone number, including area code (612) 333-0614

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock — $.10 Par Value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act. Yes   ☐    No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐ No ☒

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒        No   ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any,; every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☒        No   ☐

Indicate by check mark if disclosure of delinquent filers in response to Items 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting Company	☒

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐ No ☐

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2010 was approximately $1,662,175 based on the average of the closing bid and asked price of the registrant’s common stock on such date.  All executive officers, directors and 10% or more beneficial owners of the registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, “affiliates” of the registrant.

As of March 15, 2011, there were 7,491,211 shares of the registrant’s common stock, $.10 par value, issued and outstanding.

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

Our principal executive offices are located at 800 Nicollet Mall, Suite 2690, Minneapolis, Minnesota 55402, and our telephone number is (612) 333-0614.  Metalclad Insulation Corporation’s principal facilities are located at 1818 East Rosslynn Avenue, Fullerton, California 92831.

Insulation Services

Background.   Our insulation services include the installation of high- and low-temperature insulation on pipe, ducts, furnaces, boilers, and various other types of equipment.  We also maintain and repair existing insulation systems, generally under one or multi-year maintenance contracts.  We also provide and erect scaffolding both with respect to our installation, removal and maintenance services, and for others.  Our customers include refineries, utilities, chemical plants, manufacturing facilities, commercial properties, office buildings and various governmental facilities.  This may include complete removal of existing insulation during the repair operations.  The removed insulation may or may not be asbestos containing.  We also fabricate specialty items for the insulation industry, and occasionally sell insulation material and accessories to our customers.  We also offer firestopping services where we install fire protection systems that restore walls, floors, or ceiling assemblies to the original fire-rated integrity compromised by openings and joints.  Metalclad Insulation Corporation is a licensed general and specialty contractor and typically provides project management, labor, tools, equipment and materials necessary to complete its installation and maintenance projects.

We self perform substantially all of the work required to complete most contracts, while generally subcontracting to others the other trades not performed by Metalclad Insulation Corporation.  In a typical insulation project, we obtain plans and specifications prepared by the owner of a facility or its agent.  In projects where the customer is the owner of the facility, we may act as the general contractor.  We may also work as a subcontractor for other general and mechanical contractors.  Projects for the installation of insulation in new construction may require one or more years to complete.

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

Operations and Employee Safety.  All contract work is performed by trained personnel, and supervised by project managers trained and experienced in both construction and asbestos abatement.  Each employee involved in asbestos abatement must complete a general training and safety program conducted by the Company or union affiliation.  Training topics include approved work procedures, instruction on protective equipment and personal safety, dangers of asbestos, methods for controlling friable asbestos and asbestos transportation and handling procedures.  In addition, all employees engaged in asbestos abatement activities are required to attend a minimum four-day course approved by the EPA and the Occupational Safety and Health Administration ("OSHA"), and all supervisors of abatement projects are required to attend an eight-hour first aid/CPR/safety course and an eight-hour EPA/Asbestos Hazard Emergency Response Act refresher course annually.  At December 31, 2010, three of our full-time salaried employees and 58 hourly employees had been trained and certified as "competent individuals" under EPA regulations relating to the training of asbestos abatement workers.  All employees are issued detailed training materials.  We typically conduct a job safety analysis in the job bidding stage.

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

Customers.  Our customers are generally either industrial or commercial.  The industrial customers are predominately public utilities (power, natural gas and water/water treatment), major oil companies for oil refineries and petrochemical plants, chemical and food processors, other heavy manufacturers, and engineering/construction companies.  The commercial customers are primarily government agencies, schools, hospitals, commercial and light manufacturing companies, and general or mechanical construction contractors.  During 2010, Jacobs Field Services and NRG Energy accounted for 10.3% and 12.1% of our revenues, respectively.  We cannot project whether a significant portion of our revenues will be derived from these customers in 2011.  It is often the case in our business that a customer that represented 10% or over of our revenues in one year would not represent 10% or more of our revenues in the following year.  (See Note 12 to the Consolidated Financial Statements.)

Competition. Competition in the insulation contracting services business is intense and is expected to remain intense in the foreseeable future.  Competition includes a few national and regional companies that provide integrated services, and many regional and local companies that provide insulation and asbestos abatement specialty contracting services similar to our Company.  Many of the national and regional competitors providing integrated services are well established and have substantially greater marketing, financial, and technological resources than we do.  The regional and local specialty contracting companies, which compete with us, either provide one service or they provide integrated services by subcontracting part of their services to other companies.  Many of our competitors do not engage union workers.  We believe that the primary competitive factors for our services are price, technical performance and reliability.  We obtain a significant number of our insulation service contracts through the competitive bidding process.  We believe that our bids are generally competitively priced.  Our policy is to bid all projects with the expectation of a reasonable gross profit.

Backlog.  Our backlog for insulation services at December 31, 2010 and December 31, 2009 was approximately $3,874,000 and $3,746,000, respectively.  Backlog is calculated in terms of estimated revenues on fixed-price and cost-plus projects in progress or for which contracts have been executed.  Approximately 51% of our backlog is under cost-plus contracts.  Our backlog as of any date is not necessarily indicative of future revenues.  We estimate that our entire backlog as of December 31, 2010 will be completed during the next eighteen months.

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

Under current accounting rules we are required to estimate our liability for existing and future asbestos-related claims, and include this estimate as a liability in our financial statements.  Until 2006, the number of asbestos-related claims brought against the Company trended downward in a fairly consistent manner from 725 cases brought in 2001, to 199 cases brought in 2005.  Similarly, the number of pending cases showed a similar downward trend through 2007, from 1,009 cases at the end of 2001, to 222 cases at the end of 2007.  While the general downward trend seems to have resumed in 2010, and our estimates as adjusted assume a continuing downward trend, although we cannot give any assurance of such continuing in the future.  Until 2006 our estimate of future claims was based upon these trends.

After 2005, however, we did not experience a downward trend, as the number of claims brought against the Company during that period appears to have leveled off, making such projections difficult.

In addition, we have experienced increases in our costs to defend and resolve claims during this period.  As a result, we have found it necessary to increase our estimates of future liability with respect to each of our 2006, 2008, 2009 and 2010 financial statements.

We continue to believe, however, that the number of claims, as well as our total liability for such claims, will decrease over time, and we have adjusted our estimates based on an overall downward trend in claims made since 2001, and our belief that the downward trend experienced before 2006 will resume.

Based on this general downward trend we project that 832 asbestos-related injury claims will be made against the Company in the future, in addition to the 201 claims existing as of December 31, 2010, totaling 1,033 claims.  Multiplying the average indemnity paid per resolved claim over the past ten years of $21,076, by 1,033, we project the probable future indemnity to be paid on those claims to be equal to approximately $22 million.  In addition, multiplying an estimated cost (which cost is included within the limits of our insurance coverage) of defense per resolved claim of approximately $23,000 by 1,033, we project the probable future defense costs to equal approximately $23.5 million.  See Item 3 – “Legal Proceedings – Asbestos-related Claims.”

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

We have engaged legal counsel to review all of our known insurance policies, and to provide us with the amount of coverage which such counsel believes to be probable under those policies for current and future asbestos-related injury claims against us.  Such legal counsel has provided us with its opinion of the minimum probable coverage available to satisfy asbestos-related injury claims, which exceeds our estimated $45,500,000 liability for such claims at December 31, 2010.  We cannot be assured, however, that our current estimates of liability, based upon our experience, will prove to be accurate, and there is a possibility that our estimated liability for asbestos-related claims will eventually exceed our insurance coverage.

ACE Property & Casualty Company Litigation.  On February 23, 2005 ACE Property & Casualty Company ("ACE"), Central National Insurance Company of Omaha ("Central National") and Industrial Underwriters Insurance Company ("Industrial"), which are all related entities, filed a declaratory relief lawsuit (“the ACE Lawsuit”) against Metalclad Insulation Corporation (“Metalclad”) and a number of Metalclad's other liability insurers, in the Superior Court of the State of California, County of Los Angeles.  ACE, Central National and Industrial issued umbrella and excess policies to Metalclad, which has sought and obtained from the plaintiffs both defense and indemnity under these policies for the asbestos lawsuits brought against Metalclad during the last four to five years.  The ACE Lawsuit seeks declarations regarding a variety of coverage issues, but is centrally focused on issues involving whether historical and currently pending asbestos lawsuits brought against Metalclad are subject to either an "aggregate" limits of liability or separate "per occurrence" limits of liability.  While the legal issues are too complex to fully explain, in general, whether any particular asbestos lawsuit is properly classified as being subject to an aggregate limit of liability depends upon whether or not the suit falls within the "products" or "completed operations" hazards found in most of the liability policies issued to Metalclad.  If the suit falls outside of the products or completed operations hazards, the per-occurrence limits of a policy apply.   Resolution of these classification issues will determine if, as ACE and Central National allege, their policies are nearing exhaustion of their aggregate limits and whether or not other Metalclad insurers who previously asserted they no longer owed any coverage obligations to Metalclad because of the claimed exhaustion of their aggregate limits, in fact, owe Metalclad additional coverage obligations.

The ACE Lawsuit also seeks to determine the effect of the settlement agreement between the Company and Allstate Insurance Company (discussed under “Insurance Policy Settlement” below), on the insurance obligations of various other insurers of Metalclad, and the effect of an “asbestos exclusion” provision in the Allstate policy.  The ACE Lawsuit does not seek any monetary recovery from Metalclad.  The ACE Lawsuit is principally about coverage responsibility among the several insurers, as well as total coverage.  Regardless of the outcome of this litigation, Entrx does not believe that the ACE Lawsuit will result in materially diminishing Entrx’s insurance coverage for asbestos-related claims.  Nonetheless, we anticipate that we will incur attorneys’ fees and other associated litigation costs in defending the lawsuit and any counter claims made against us by any other insurers, and in prosecuting any claims we may seek to have adjudicated regarding our insurance coverage.  In addition, the ACE Lawsuit may result in our incurring costs in connection with obligations we may have to indemnify Allstate under the settlement agreement.  Allstate, in a cross-complaint filed against Metalclad Insulation Corporation in October, 2005, asked the court to determine the Company’s obligation to assume and pay for the defense of Allstate in the ACE Lawsuit under the Company’s indemnification obligations in the settlement agreement.  The Company does not believe that it has any legal obligation to assume or pay for such defense, but has accrued $375,000, as discussed below in “Insurance Policy Settlement,” to cover potential indemnification obligations.  Based upon information known to date, the Company is unable to predict to what extent its indemnification obligations are reasonably expected to vary from the amounts accrued.

Insurance Policy Settlement.  In June 2004, Metalclad Insulation Corporation, our wholly owned subsidiary, and Entrx Corporation, entered into a Settlement Agreement and Full Policy Release (the “Agreement”) releasing Allstate Insurance Company from its policy obligations for a broad range of claims arising from injury or damage which may have occurred during the period March 15, 1980 to March 15, 1981, under an umbrella liability policy (the “Policy”).  The Policy provided limits of $5,000,000 in the aggregate and per occurrence.  Allstate claimed that liability under the Policy had not attached, and that regardless of that fact, an exclusion in the Policy barred coverage for virtually all claims of bodily injury from exposure to asbestos, which is of primary concern to Metalclad Insulation Corporation.  Metalclad Insulation Corporation took the position that such asbestos coverage existed.  The parties to the Agreement reached a compromise, whereby Metalclad Insulation Corporation received $2,500,000 in cash, and Metalclad Insulation Corporation and Entrx Corporation agreed to indemnify and hold harmless the insurer from all claims which could be alleged against the insurer respecting the policy, limited to $2,500,000 in amount.  Based on past experience related to asbestos insurance coverage, we believe that the Agreement we entered into in June 2004, will result in a probable loss contingency for future insurance claims based on the indemnification provision in the Agreement.  Although we are unable to estimate the exact amount of the loss, we believe at this time the reasonable estimate of the loss will not be less than $375,000 or more than $2,500,000 (the $2,500,000 represents the maximum loss we would have based on the indemnification provision in the Agreement).  Based on the information available to us, no amount in this range appears at this time to be a better estimate than any other amount.  The $375,000 estimated loss contingency noted in the above range represents 15% of the $2,500,000 we received and is based upon our attorney’s informal and general inquiries to an insurance company of the cost for us to purchase an insurance policy to cover the indemnification provision we entered into.  The ACE Lawsuit may result in our incurring costs in connection with obligations we may have to indemnify Allstate under the Settlement Agreement.  Allstate, in a cross-complaint filed against Metalclad Insulation Corporation in October, 2005, asked the court to determine the Company’s obligation to assume and pay for the defense of Allstate in the ACE Lawsuit under the Company’s indemnification obligations in the Settlement Agreement.  The Company is taking the position that it has no legal obligation to assume or pay for such defense.  If Allstate is required to provide indemnity for Entrx’s asbestos-related lawsuits, it is likely that Entrx would have to indemnify Allstate for asbestos-related claims that it defends up to $2,500,000 in the aggregate.  If Allstate is not required to provide indemnity, Entrx would have no liability to Allstate.  Entrx has accrued $375,000 as a potential loss in connection with the Allstate matter and nothing has come to our attention that would require us to record a different estimate at December 31, 2010.

Employees

As of December 31, 2010, we had two part-time salaried employees in our executive offices and 14 full-time salaried employees in our insulation business in California, for a total of 16 employees.  These included three executive officers, project managers/estimators, purchasing, accounting, and office staff.

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

As of December 31, 2010, Metalclad Insulation Corporation employed approximately 78 hourly employees, then constituting approximately 65.5% of our hourly workforce, engaged in insulation and asbestos/lead abatement, supplied by Local 5 of the International Association of Heat and Frost Insulators and Allied Workers union.  Our agreement with this union local expires in June 2011 and contains a “no strike, no work-stoppage” provision.  Approximately 41 additional hourly employees were engaged by Metalclad Insulation Corporation as of December 31, 2010 in other activities, including scaffolding construction and firestopping installation.

Government Regulation

Insulation Services and Material Sales Regulation. As a general and insulation specialty contractor, we are subject to regulation requiring us to obtain licenses from several state and municipal agencies.  Other than licensing, our industrial insulation services and material sales business is not subject to material or significant regulation.

Asbestos Abatement Regulation.  Asbestos abatement operations are subject to regulation by federal, state, and local governmental authorities, including OSHA and the EPA.  In general, OSHA regulations set maximum asbestos fiber exposure levels applicable to employees, and the EPA regulations provide asbestos fiber emission control standards.  The EPA requires use of accredited persons for both inspection and abatement.  In addition, a number of states have promulgated regulations setting forth such requirements as registration or licensing of asbestos abatement contractors, training courses for workers, notification of intent to undertake abatement projects and various types of approvals from governmental agencies.  Transportation and disposal activities are also regulated.

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

Our wholly owned subsidiary, Metalclad Insulation Corporation, is housed in a facility in Fullerton, California.  This facility consists of approximately 27,100 square feet of office and warehouse space.  The Company has leased this facility through December 31, 2011 at a rate of $13,500 per month with yearly rent increases of approximately 3% per year.  The lease contains an option for the Company to renew for an additional five years as defined in the agreement.  We believe that the properties currently leased by us are adequate for our operations for the foreseeable future.  The Company is, however, reviewing its options as to whether to renew or renegotiate its current lease, or to seek new facilities for its California operations

ITEM 3.       LEGAL PROCEEDINGS

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

Set forth below is a table for the years ended December 31, 2006, 2007, 2008, 2009 and 2010 which sets forth for each such period the approximate number of asbestos-related cases filed, the number of such cases resolved by dismissal or by trial, the number of such cases resolved by settlement, the total number of resolved cases, the number of filed cases pending at the end of such period, the total indemnity paid on all resolved cases, the average indemnity paid on all settled cases and the average indemnity paid on all resolved cases:

	2006	2007		2008		2009	2010
New cases filed	232	163		187		188	142
Defense judgments and dismissals	253	292	(2)	109		168	125
Plaintiff judgments and settled cases	82	53		29		52	55
Total resolved cases (1)	335	345	(2)	138		220	180
Pending cases (1)	404	222	(2)	271		239	201
Total indemnity payments	$4,858,750	$7,974,500		$7,582,550	(3)	$5,345,000	$3,617,000
Average indemnity paid on plaintiff judgments and settled cases	$59,253	$150,462		$261,467	(3)	$102,788	$65,764
Average indemnity paid on all resolved cases	$14,504	$23,114		$54,946	(3)	$24,295	$20,094

(1)	Total resolved cases includes, and the number of pending cases excludes, cases which have been settled but which have not been closed for lack of final documentation or payment.
(2)
Included in the decrease from 404 cases pending at December 31, 2006 to 222 cases pending at December 31, 2007, were 53 cases which had been previously counted in error and are included in “Defense judgments and dismissals” and “Total resolved cases”, so that the actual decrease for the year ended December 31, 2007 was 129 cases.

(3)
On April 4, 2005, there was an award finding Metalclad Insulation Corporation liable for $1,117,000 in damages.  The judgment was appealed by our insurer, and a final order and judgment of $1,659,000 was rendered in 2008.  The total and average indemnity amounts paid on this judgment are included in 2008.

Under current accounting rules we are required to estimate our liability for existing and future asbestos-related claims.  This requires that we estimate the number of claims we believe will be brought in the future.  Until 2006, we based our estimates on the downward trend of cases brought from 725 cases brought in 2001, to 199 cases brought in 2005.  This downward trend leveled off somewhat since 2006 but appeared to resume in 2010.  In addition, we experienced increases in our costs to defend and resolve claims in 2008 and 2009.  As a result, we have found it necessary to increase our projections of known and incurred but not reported liabilities with respect to each of our 2006, 2008, 2009 and 2010 financial statements.  In the table below is comparison of our estimates made at the beginning of each year of the number of cases which would be brought in each of the past five years, and the actual number of cases brought during that year:

	2006		2007	2008	2009	2010

Estimated	145	*	186	148	154	158
Actual	232		163	187	188	142

*Estimate adjusted to 196 as of June 30, 2006.  These estimates resulted in the estimated liability as shown under Item 1, Description of Business – Insurance and Bonding.

We believe that the leveling off of cases brought in 2006 through 2009 is largely due to an aggressive campaign waged by plaintiffs’ lawyers in an attempt to identify new plaintiffs, and that as the pool of plaintiffs decreases that it is probable that the downward trend experienced prior to 2006 will resume, although such resumption cannot be assured.

From 2001 and through 2010, the annual average indemnity paid on over 3,000 resolved cases has fluctuated significantly, between a low of $14,504 in 2006 and a high of $54,946 in 2008, with an overall average over that period of approximately $21,076.  During this period there has been no discernible upward or downward trend in the average amount of the indemnity payments.

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

In addition, direct defense costs per resolved claim increased from a low of $8,514 in 2003 to a high of $44,490 in 2008.  The weighted average defense cost per resolved claim from 2005 through 2010 was $22,517.  We believe that these defense costs increased in part as a result of a change in legal counsel in 2004, and the more aggressive defense posture taken by new legal counsel since that change.  We intend to monitor the defense costs in 2011 and will adjust our estimates if events occur which would cause us to believe that those estimates need revision.  We are currently projecting those costs to be approximately $23,000 per claim.

Although defense costs are included in our insurance coverage, we expended $215,000, $296,000, $128,000, $96,000 and $124,000 in 2006, 2007, 2008, 2009 and 2010, respectively, to administer the asbestos claims and defend the ACE Lawsuit discussed below.  These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies.

As of December 31, 2010, we re-evaluated our estimates to take into account our experience in 2010.  We estimate that there will be 832 asbestos-related injury claims made against the Company after December 31, 2010.  The 832, in addition to the 201 claims existing as of December 31, 2010, totals 1,033 current and future claims.  Multiplying the average indemnity per resolved claim over the past ten years of $21,076, times 1,033, we project the probable future indemnity to be paid on those claims after December 31, 2010 to be equal to approximately $22,000,000.  In addition, multiplying an estimated cost of defense per resolved claim of approximately $23,000 times 1,033, we project the probable future defense costs to equal approximately $23,500,000.  Accordingly, our total estimated future asbestos-related liability at December 31, 2010 is $45,500,000.

As of December 31, 2010 we project that approximately 121 new asbestos-related claims will be commenced and approximately 152 cases will be resolved in 2011, resulting in an estimated 170 cases pending at December 31, 2011.  Since we project that an aggregate of 832 new cases will be commenced after December 31, 2010, and that 121 of these cases will be commenced in 2011, we estimate that an aggregate of 711 new cases will be commenced after December 31, 2011.  Accordingly, we project the cases pending and projected to be commenced in the future at December 31, 2011, will be 170 cases.  Multiplying 881 claims times the approximate average indemnity paid per resolved claim from 2001 through 2010 and defense costs incurred per resolved claim from 2005 through 2010 of $23,000, we estimate our liability for current and future asbestos-related claims at December 31, 2011 to be approximately $39,000,000.  This amounts to a $6,500,000 reduction from the $45,500,000 liability we estimate as of December 31, 2010, or a $1,625,000 reduction per quarter in 2011.

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

We have determined that the minimum probable insurance coverage available to satisfy asbestos-related injury claims exceeds our estimated future liability for such claims of $45,500,000 and $52,000,000 as of December 31, 2010 and 2009, respectively.  This determination assumes that the general trend of reducing asbestos-related injury claims experienced prior to 2006 will resume and that the average indemnity and direct legal costs of each resolved claim will not materially increase.  The determination also assumes that the insurance companies remain solvent and live up to what we believe is their obligation to continue to cover our exposure with regards to these claims.  Accordingly, we have included $45,500,000 and $52,000,000 of such insurance coverage receivable as an asset on our December 31, 2010 and 2009 balance sheets, respectively.  Several affiliated insurance companies have brought a declaratory relief action against our subsidiary, Metalclad, as well as a number of other insurers, to resolve certain coverage issues, as discussed under “Insurance Coverage Litigation” below.  Regardless of our best estimates of liability for current and future asbestos-related claims, the liability for these claims could be higher or lower than estimated by amounts which are not predictable.  We, of course, cannot give any assurance that our liability for such claims will not ultimately exceed our available insurance coverage.  We believe, however, that our current insurance is adequate to satisfy additional liability that is reasonably possible in the event actual losses exceed our estimates.  We will update our estimates of insurance coverage in future filings with the Securities and Exchange Commission, as events occur which would cause us to believe that those estimates need revision, based upon the subsequent claim experience, using the methodology we have employed.

Insurance Coverage Litigation

On February 23, 2005 ACE Property & Casualty Company ("ACE"), Central National Insurance Company of Omaha ("Central National") and Industrial Underwriters Insurance Company ("Industrial"), which are all related entities, filed a declaratory relief lawsuit (“the ACE Lawsuit”) against Metalclad Insulation Corporation (“Metalclad”) and a number of Metalclad's other liability insurers, in the Superior Court of the State of California, County of Los Angeles.  ACE, Central National and Industrial issued umbrella and excess policies to Metalclad, which has sought and obtained from the plaintiffs both defense and indemnity under these policies for the asbestos lawsuits brought against Metalclad during the last four to five years.  The ACE Lawsuit seeks declarations regarding a variety of coverage issues, but is centrally focused on issues involving whether historical and currently pending asbestos lawsuits brought against Metalclad are subject to either an "aggregate" limits of liability or separate "per occurrence" limits of liability.  While the legal issues are too complex to fully explain, in general, whether any particular asbestos lawsuit is properly classified as being subject to an aggregate limit of liability depends upon whether or not the suit falls within the "products" or "completed operations" hazards found in most of the liability policies issued to Metalclad.  If the suit falls outside of the products or completed operations hazards, the per occurrence limits of the policy apply.  Resolution of these classification issues will determine if, as ACE and Central National allege, their policies are nearing exhaustion of their aggregate limits and whether or not other Metalclad insurers who previously asserted they no longer owed any coverage obligations to Metalclad because of the claimed exhaustion of their aggregate limits, in fact, owe Metalclad additional coverage obligations.

The ACE Lawsuit also seeks to determine the effect of the settlement agreement between the Company and Allstate Insurance Company (as discussed under Item 1, “Insurance and Bonding – Insurance Policy Settlement”) on the insurance obligations of various other insurers of Metalclad, and the effect of an “asbestos exclusion” provision in the Allstate policy.  The ACE Lawsuit does not seek any monetary recovery from Metalclad. The ACE Lawsuit is principally about coverage responsibility among the several insurers, as well as total coverage.  Regardless of the outcome of this litigation, Entrx does not believe that the ACE Lawsuit will result in materially diminishing Entrx’s insurance coverage for asbestos-related claims. Nonetheless, we anticipate that we will incur attorney’s fees and other associated litigation costs in defending the lawsuit and any counter claims made against us by any other insurers, and in prosecuting any claims we may seek to have adjudicated regarding our insurance coverage.  In addition, the ACE Lawsuit may result in our incurring costs in connection with obligations we may have to indemnify Allstate under a settlement agreement.  Allstate, in a cross-complaint filed against Metalclad Insulation Corporation in October, 2005, asked the court to determine the Company’s obligation to assume and pay for the defense of Allstate in the ACE Lawsuit under the Company’s indemnification obligations in the settlement agreement.  The Company does not believe that it has any legal obligation to assume or pay for such defense.  If Allstate is required to provide indemnity for Entrx’s asbestos-related lawsuits, it is likely that Entrx would have to indemnify Allstate for asbestos-related claims that it defends up to $2,500,000 in the aggregate.  If Allstate is not required to provide indemnity, Entrx would have no liability to Allstate.  Entrx has accrued $375,000 as a potential loss in connection with the Allstate matter.

ITEM 4.       RESERVED

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

	Bid Price
	High	Low
Fiscal Year Ended December 31, 2009
Quarter Ended March 31, 2009	$0.25	$0.11
Quarter Ended June 30, 2009	1.01	0.05
Quarter Ended September 30, 2009	0.50	0.13
Quarter Ended December 31, 2009	0.30	0.13

Fiscal Year Ended December 31, 2010
Quarter Ended March 31, 2010	$0.45	$0.21
Quarter Ended June 30, 2010	0.40	0.26
Quarter Ended September 30, 2010	0.30	0.20
Quarter Ended December 31, 2010	0.29	0.15

As of March 14, 2011, the closing bid price for the common shares in the pink sheets was $0.21.

Entrx plans to terminate its registration under the Securities Exchange Act of 1934 in the near future to save expenses and give Entrx more flexibility in pursuing strategic transactions.  Such termination will likely reduce the level of disclosure to our shareholders and the public, and could reduce the marketability of our common stock.  We plan on continuing to provide annual financial statements, and other material information regarding Entrx, to our shareholders and to market makers of our common stock.  Prior to such termination, Entrx will file a form 8-K with the Securities and Exchange Commission which will provide prior notice of the date we intend to file for such termination.

Shareholders of Record

As of March 15, 2010, the approximate number of record holders of our Common Stock was 50.

Dividends

The Company paid a cash dividend of $.10 per common share to shareholders of record on December 28, 2009.  We do not anticipate paying a dividend in 2011, and earnings in 2011, if any, will likely be retained for use in our business.

Unregistered Sales of Securities

The following table sets forth certain information regarding the sale of common stock by the Company during the calendar year 2010 in transactions which were not registered under the Securities Act of 1933 (the “Act”).

Date of Sale	Number of Shares Sold	Person(s) to Whom Sold	Consideration Paid	Exemption from Registration Relied Upon Under the Act(1)
5/11/2010	75,000 Shares	Members of the Board of Directors of Entrx Corporation (5 members)	Services as directors and officer valued at $0.39 per share	Section 4(2) of the Securities Act of 1933, as a transaction not involving a public offering.

(1)	Each member of the Board of Directors of Entrx Corporation is deemed to be “accredited investors” by reason of their offices.

ITEM 6.       SELECTED FINANCIAL DATA

Not applicable

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary.

Our revenues decreased from $19,077,000 in 2009 to $17,037,000 in 2010.  Gross margin percentage decreased from 15.8% in 2009 to 15.3% in 2010.  Revenues for 2010 decreased compared with 2009 primarily as result of a decline in the commercial insulation and asbestos market due to what we believe to be macro-economic factors.  Several large commercial projects secured prior to the economic downturn were completed during 2009 and were not replaced with similar size projects in 2010.  Additionally, a major industrial new construction insulation project and several large scaffolding projects were completed in 2009, and similar sized projects were not secured in 2010.  The gross margin percentage decreased for 2010 as compared with 2009 primarily as a result of the Company aggressively bidding projects in order to obtain the business.  Gross margin percentage was also impacted by the decrease in revenues, and the fact that our fixed costs do not decrease in proportion to the decrease in those revenues.  While the gross margin percentage varies from job to job, insulation maintenance contracts generally have a lower gross margin percentage than insulation installation and removal contracts.  We believe that our 2011 revenues will approximate those of 2010, and also anticipate that gross margin percentages in 2011 will increase slightly as compared to 2010.

In an effort to increase shareholder value and to diversify from our insulation services business, over five years ago we made equity investments in Catalytic Solutions, Inc. and Clearwire Corporation, of $1,000,000 and $1,750,000 respectively.  Neither of those companies is in the insulation services business.  We believed that these investments had the ability to provide acceptable returns on our investment.  As it has turned out, both of these investments resulted in significant losses for the Company.

The Company determined that there had been an impairment with respect to Entrx’s investment in the common stock of Catalytic Solutions based upon the severity of declines in the market price of the common stock below our carrying value and our belief that there had been impairment indicators as discussed in ASC 320-10-35-27, including factors that raised significant concerns about Catalytic Solution’s ability to continue as a going concern.  The shares in Catalytic Solutions were traded on the London Stock Exchange’s Alternative International Market for smaller companies (the “AIM”).  We recognized an impairment charge of $94,000 on this investment during the quarter ended June 30, 2009 based on the quoted market price as of June 30, 2009.  Catalytic Solutions, Inc. manufactures and delivers proprietary technology that improves the performance and reduces the cost of catalytic converters.  On October 15, 2010 Catalytic Solutions, Inc. merged with Clean Diesel Technologies, Inc. (“CDTI”), which is traded on the NASDAQ Capital Market under the symbol CDTI.  As a result of the merger, the Company received 3,029 shares of CDTI common stock and warrants to purchase 2,478 shares of CDTI common stock at an exercise price of $7.92 per share.  In November 2010, the Company exercised the warrants for all 2,478 shares and in December 2010 sold all 5,507 shares of CDTI that it owned.  The sale resulted in a gain of $63,000 for the year, but a loss of our total investment of $930,000.

The Company sold all of its shares of Clearwire Corporation during the year ended December 31, 2009 which resulted in a gain of $121,000 for that year, but a loss of our original investment of $1,442,000.  See “Liquidity and Capital Resources.”

Our subsidiary, Metalclad Insulation Corporation, continues to be engaged in lawsuits involving asbestos-related injury or potential injury claims.  These claims are currently defended and covered by insurance.  We projected that our future liability for currently outstanding and estimated future asbestos-related claims was approximately $52,000,000 at December 31, 2009.  We re-evaluated our estimate of that liability to be approximately $45,500,000 at December 31, 2010.  We determined that it is probable that we have sufficient insurance to provide coverage for both current and future projected asbestos-related injury claims.  This determination assumes that the general trend of reducing asbestos-related injury claims we experienced prior to 2006 will resume as it appears to in 2010 and that the average indemnity and direct legal costs of each resolved claim will not materially increase.  The determination also assumes that the insurance companies live up to what we believe is their obligation to continue to cover our exposure with regards to these claims.  Several affiliated insurance companies have brought a declaratory relief action against our subsidiary, Metalclad, as well as a number of other insurers, to resolve certain coverage issues.  (See Item 3, “Legal Proceedings – Asbestos-related Claims”)  In addition, we paid approximately $124,000 and $96,000 in 2010 and 2009, respectively, in legal fees to assess and monitor the asbestos-related claims, to monitor our insurance coverage and insurance company activities involving the defense and payment of these claims, and to defend the ACE Lawsuit.  We anticipate that this cost will continue.

Results of Operations

General.  Our revenues have been generated primarily from insulation services and sales of insulation products and related materials in the United States.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009.

Contract Revenue.  Total revenues were $17,037,000 in 2010 as compared to $19,077,000 for 2009, a decrease of 10.7%.  The decrease from 2009 to 2010 was primarily as result of a decline in the commercial insulation and asbestos market due to what we believe to be macro-economic factors.  Several large commercial projects secured prior to the economic downturn were completed during 2009 and were not replaced with similar size projects in 2010.  Additionally, a major industrial new construction insulation project and several large scaffolding projects were completed in 2009, and similar sized projects were not secured in 2010.

Approximately 41% and 53% of the revenues for the years ended December 31, 2010 and 2009, respectively, were from insulation maintenance contracts, which often continue from year to year.  Most of our maintenance contracts are priced on a time and materials basis and, therefore, the amount of revenue on any given contract can fluctuate from period to period based upon the amount of maintenance the customer requests during that period.  We believe that cost reduction measures taken by some of our customers during a period of general economic downturn may have accounted for lower revenues from maintenance contracts during 2010 as compared to 2009.  Approximately 39% and 37% of revenues in the years ended December 31, 2010 and 2009, respectively, were derived from insulation installation and removal projects, which are not normally continuing, but can go on for a year or more.  These percentages are approximate because some installation and removal projects involve maintenance arrangements, and vice versa.  Approximately 8% of the revenues for each of the years ended December 31, 2010 and 2009 were from scaffolding contracts, which often continue from year to year.  Approximately 11% of the revenues for year ended December 31, 2010, were from firestopping contracts, which are not normally continuing.  The Company bids on hundreds of projects during any given year.  These projects range in value from a few hundred dollars to several million dollars, and the projects can last from a few hours up to over a year in duration.  The Company cannot predict what projects will be coming up for bid in any particular period, or whether it will be the winning bidder.  Accordingly, the Company is unable to determine if the revenue trends, or the allocation between maintenance contracts and installation and removal contracts, will continue.  We anticipate that our revenues in 2011 will approximate those in 2010.

Contract Costs and Gross Margin.  Total cost of revenue for the year ended December 31, 2010 was $14,438,000 as compared to $16,057,000 for the year ended December 31, 2009, a decrease of 10.1%.  The gross margin as a percentage of revenue was approximately 15.3% for the year ended December 31, 2010 compared to 15.8% for the year ended December 31, 2009.  The decrease in the gross margin percentage during the year ended December 31, 2010 as compared with the year ended December 31, 2009 is primarily as a result of the Company aggressively bidding projects in order to obtain the business.  Gross margin percentage was also impacted by the decrease in revenues, and the fact that our fixed costs do not decrease in proportion to the decrease in those revenues.  While the gross margin percentage varies from job to job, insulation maintenance contracts generally have a lower gross margin percentage than insulation installation and removal contracts.  The decrease in the cost of revenues for the year ended December 31, 2010 as compared to the year ended December 31, 2009 was primarily due to lower revenues as discussed above.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $2,745,000 for the year ended December 31, 2010 as compared to $3,117,000 for the year ended December 31, 2009, a decrease of 11.9%.  The decrease was primarily related to decreases in labor expenses of $99,000, bad debt expense of $39,000, shareholder reporting expenses of $42,000, entertainment expenses of $59,000 and to a change in estimate revising previously accrued expenses related to litigation in the amount of $129,000.  The decreases were partially offset by an increase in legal expense of $26,000.  The decrease in labor expense for the year ended December 31, 2010 as compared to the year ended December 31, 2009 was partially due to payroll taxes incurred on bonuses paid in the first half of 2009 that were not incurred in the first half of 2010 and partially due to headcount reductions.

Gain on Disposal of Property, Plant and Equipment.  Gain on the disposal of property plant and equipment was $18,000 and $3,000 for the year ended December 31, 2010 and 2009, respectively.

Interest Income and Expense. Interest expense for the year ended December 31, 2010 was $4,000 as compared with interest expense of $8,000 for the year ended December 31, 2009.  Interest income decreased from $18,000 in the year ended December 31, 2009 to $10,000 in the year ended December 31, 2010 primarily as a result of a decrease in interest rates.

Gain on Sale of Marketable Securities.  Gain on sale of marketable securities was $63,000 for the year ended December 31, 2010 due to the sale of our Clean Diesel Technologies, Inc. (formerly Catalytic Solutions, Inc.) common stock.  We recognized a gain on sale of marketable securities of $122,000 for the year ended December 31, 2009.  The Company recognized a gain of $121,000 on the sale of all of its 39,415 shares of Clearwire Corporation and a gain of $1,000 on the sale of all of its 19,056 shares of VioQuest Pharmaceuticals, Inc.

Impairment Charge on Available-for-Sale Securities.  The Company recognized an impairment charge of $94,000 on its investment in Catalytic Solutions, Inc. during the year ended December 31, 2009.

Net Income (loss).  We realized a net loss of $58,000 (or net loss of $0.01 per share) for the year ended December 31, 2010, as compared to a net loss of $56,000 (or net loss of $0.01 per share) for the year ended December 31, 2009.

Liquidity and Capital Resources

General.  As of December 31, 2010, we had $1,668,000 in cash and cash equivalents and $319,000 of restricted cash.  The Company had working capital of $5,461,000 as of December 31, 2010.

In an effort to increase shareholder value and to diversify from our insulation services business, we made equity investments in Catalytic Solutions, Inc. and Clearwire Corporation, that are not in the insulation services business and which we believed had the ability to provide acceptable return on our investment.  The Company determined that there had been an impairment with respect to Entrx’s investment in the common stock of Catalytic Solutions based upon the severity of declines in the market price of the common stock below our carrying value and our belief that there had been impairment indicators as discussed in ASC 320-10-35-27, including factors that raise significant concerns about Catalytic Solution’s ability to continue as a going concern.  The shares in Catalytic Solutions were previously traded on the London Stock Exchange’s Alternative International Market for smaller companies (the “AIM”).  We recognized an impairment charge of $94,000 on this investment during the quarterly period ended June 30, 2009 based on the quoted market price as of June 30, 2009.  On October 15, 2010 Catalytic Solutions, Inc. merged with Clean Diesel Technologies, Inc. (“CDTI”), which is traded on the NASDAQ Capital Market under the symbol CDTI.  As a result of the merger, the Company received 3,029 shares of CDTI common stock and warrants to purchase 2,478 shares of CDTI common stock at an exercise price of $7.92 per share.  In November 2010, the Company exercised the warrants for all 2,478 shares and in December 2010 sold all 5,507 shares of CDTI that it owned resulting in a gain of $63,000.  The Company sold all of its shares of Clearwire Corporation during the year ended December 31, 2009, resulting in a gain on the sale in the amount of $121,000.

Cash provided by operations was $28,000 for 2010, compared with cash provided by operations of $719,000 in 2009.  For the year ended December 31, 2010 the positive cash flow from operations was primarily the result of decrease in costs and estimated earnings in excess of billings on uncompleted contracts of $336,000.  This positive cash flow was partially offset by our net loss for the period of $58,000, a decrease in accounts payable and accrued expenses of $214,000, an increase in accounts receivable of $182,000 and an increase in other assets of $165,000.  For the year ended December 31, 2009 the positive cash flow from operations was primarily the result of a decrease in accounts receivable of $1,809,000 and a decrease in inventories of $81,000.  This positive cash flow was partially offset by a decrease in accounts payable and accrued expenses of $1,225,000 and an increase in costs and estimated earnings in excess of billings on uncompleted contracts of $107,000.  The decrease in accounts receivable is primarily due to a decrease in revenues.

Net investing activities used $321,000 of cash in 2010 and provided $279,000 of cash in 2009.  During the year ended December 31, 2010, we used cash of $319,000 to secure a letter of credit in connection with a performance bond related to a contract with a customer of the Company.  For the years ended December 31, 2010 and 2009, we used cash of $96,000 and $40,000, respectively, for capital expenditures, primarily at our subsidiary, Metalclad Insulation Corporation.  Proceeds from the sale of property and equipment provided $24,000 in the year ended December 31, 2010.  Purchases and sales of available-for-sale securities provided net cash of $70,000 and $317,000 during 2010 and 2009, respectively.

Cash used in financing activities totaled $110,000 in 2010 compared with cash used in financing activities of $1,006,000 in 2009.  Payments on long-term borrowings used $110,000 and $156,000 of cash in the years ended December 31, 2010 and 2009, respectively.  During the year ended December 31, 2009, the Company used $742,000 for a dividend.  In the year ended December 31, 2009, the Company used $108,000 to repurchase common stock related to the reverse/forward stock split approved by the shareholders.

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

Set forth below is a table for the years ended December 31, 2006, 2007, 2008, 2009 and 2010 which sets forth for each such period the approximate number of asbestos-related cases filed, the number of such cases resolved by dismissal or by trial, the number of such cases resolved by settlement, the total number of resolved cases, the number of filed cases pending at the end of such period, the total indemnity paid on all resolved cases, the average indemnity paid on all settled cases and the average indemnity paid on all resolved cases:

	2006	2007		2008		2009	2010
New cases filed	232	163		187		188	142
Defense judgments and dismissals	253	292	(2)	109		168	125
Plaintiff judgments and settled cases	82	53		29		52	55
Total resolved cases (1)	335	345	(2)	138		220	180
Pending cases (1)	404	222	(2)	271		239	201
Total indemnity payments	$4,858,750	$7,974,500		$7,582,550	(3)	$5,345,000	$3,617,000
Average indemnity paid on plaintiff judgments and settled cases	$59,253	$150,462		$261,467	(3)	$102,788	$65,764
Average indemnity paid on all resolved cases	$14,504	$23,114		$54,946	(3)	$24,295	$20,094

(1)	Total resolved cases includes, and the number of pending cases excludes, cases which have been settled but which have not been closed for lack of final documentation or payment.
(2)
Included in the decrease from 404 cases pending at December 31, 2006 to 222 cases pending at December 31, 2007, were 53 cases which had been previously counted in error and are included in “Defense judgments and dismissals” and “Total resolved cases”, so that the actual decrease for the year ended December 31, 2007 was 129 cases.

(3)
On April 4, 2005, there was an award finding Metalclad Insulation Corporation liable for $1,117,000 in damages.  The judgment was appealed by our insurer, and a final order and judgment of $1,659,000 was rendered in 2008.  The total and average indemnity amounts paid on this judgment are included in 2008.

Under current accounting rules we are required to estimate our liability for existing and future asbestos-related claims.  This requires that we estimate the number of claims we believe will be brought in the future.  We previously based our estimates on the downward trend of cases brought from 725 cases brought in 2001, to 199 cases brought in 2005.  This downward trend leveled off somewhat since 2006.  In addition, we have experienced increases in our costs to defend and resolve claims during this period.  As a result, we have found it necessary to increase our projections of known and incurred but not reported liabilities with respect to each of our 2006, 2008, 2009 and 2010 financial statements.  In the table below is comparison of our estimates made at the beginning of each year of the number of cases which would be brought in each of the past four years, and the actual number of cases brought during that year:

	2006		2007	2008	2009	2010

Estimated	145	*	186	148	154	158
Actual	232		163	187	188	142

*Estimate adjusted to 196 as of June 30, 2006.  These estimates resulted in the estimated liability as shown under Item 1, Description of Business – Insurance and Bonding.

We believe that the leveling off of cases brought in 2006 through 2010 is largely due to an aggressive campaign waged by plaintiffs’ lawyers in an attempt to identify new plaintiffs, and that as the pool of plaintiffs decreases that it is probable that the downward trend experienced prior to 2006 will resume, although such resumption cannot be assured.

From 2001 and through 2010, the annual average indemnity paid on over 3,000 resolved cases has fluctuated significantly, between a low of $14,504 in 2006 and a high of $54,946 in 2008, with an overall average over that period of approximately $21,076.  During this period there has been no discernible upward or downward trend in indemnity payments.

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

In addition, direct defense costs per resolved claim increased from a low of $8,514 in 2003 to a high of $44,490 in 2008.  The weighted average defense cost per resolved claim from 2005 through 2010 was $22,517.  We believe that these defense costs increased as a result of a change in legal counsel in 2004, and the more aggressive defense posture taken by new legal counsel since that change.  We intend to monitor the defense costs in 2011 and will adjust our estimates if events occur which would cause us to believe that those estimates need revision.  We are currently projecting those costs to be approximately $23,000 per claim.

Although defense costs are included in our insurance coverage, we expended $215,000, $296,000, $128,000, $96,000 and $124,000 in 2006, 2007, 2008, 2009 and 2010, respectively, to administer the asbestos claims and defend the ACE Lawsuit discussed below.  These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies.

As of December 31, 2010, we re-evaluated our estimates to take into account our experience in 2010.  We estimate that there will be 832 asbestos-related injury claims made against the Company after December 31, 2010.  The 832, in addition to the 201 claims existing as of December 31, 2010, totals 1,033 current and future claims.  Multiplying the average indemnity per resolved claim over the past ten years of $21,076, times 1,033, we project the probable future indemnity to be paid on those claims after December 31, 2010 to be equal to approximately $22,000,000.  In addition, multiplying an estimated cost of defense per resolved claim of approximately $23,000 times 1,033, we project the probable future defense costs to equal approximately $23,500,000.  Accordingly, our total estimated future asbestos-related liability at December 31, 2010 is $45,500,000.

As of December 31, 2010 we project that approximately 121 new asbestos-related claims will be commenced and approximately 152 cases will be resolved in 2011, resulting in an estimated 170 cases pending at December 31, 2011.  Since we project that an aggregate of 832 new cases will be commenced after December 31, 2010, and that 121 of these cases will be commenced in 2011, we estimate that an aggregate of 711 new cases will be commenced after December 31, 2011.  Accordingly, we project the cases pending and projected to be commenced in the future at December 31, 2011, will be 881 cases.  Multiplying 881 claims times the approximate average indemnity paid per resolved claim from 2001 through 2010 and defense costs incurred per resolved claim from 2005 through 2010 of $23,000, we estimate our liability for current and future asbestos-related claims at December 31, 2011 to be approximately $39,000,000.  This amounts to a $6,500,000 reduction from the $45,500,000 liability we estimate as of December 31, 2010, or a $1,625,000 reduction per quarter in 2011.

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

We have determined that the minimum probable insurance coverage available to satisfy asbestos-related injury claims exceeds our estimated future liability for such claims of $45,500,000 and $52,000,000 as of December 31, 2010 and 2009, respectively.  This determination assumes that the general trend of reducing asbestos-related injury claims experienced prior to 2006 will resume and that the average indemnity and direct legal costs of each resolved claim will not materially increase.  The determination also assumes that the insurance companies remain solvent and live up to what we believe is their obligation to continue to cover our exposure with regards to these claims.  Accordingly, we have included $45,500,000 and $52,000,000 of such insurance coverage receivable as an asset on our December 31, 2010 and 2009 balance sheets, respectively.  Several affiliated insurance companies have brought a declaratory relief action against our subsidiary, Metalclad, as well as a number of other insurers, to resolve certain coverage issues, as discussed under “Insurance Coverage Litigation” below.  Regardless of our best estimates of liability for current and future asbestos-related claims, the liability for these claims could be higher or lower than estimated by amounts which are not predictable.  We, of course, cannot give any assurance that our liability for such claims will not ultimately exceed our available insurance coverage.  We believe, however, that our current insurance is adequate to satisfy additional liability that is reasonably possible in the event actual losses exceed our estimates.  We will update our estimates of insurance coverage in future filings with the Securities and Exchange Commission, as events occur which would cause us to believe that those estimates need revision, based upon the subsequent claim experience, using the methodology we have employed.

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

The following summarizes our contractual obligations at December 31, 2010.  The long-term debt consists of various notes payable to finance companies for vehicles used in the ordinary course of the Company’s insulation business (See Note 8).

	Total	1 Year or Less	1-3 Years	4-5 Years	Over 5 Years
Long-term debt	$98,906	$62,276	$36,630	$-	$-
Non-cancelable leases	178,312	178,312	-	-	-
Estimated interest payments	646	646	-	-	-
Total	$277,864	$241,234	$36,630	$-	$-

During 2010, we did not pay or declare any cash dividends.  During 2009 we paid a cash dividend of $.10 per common share or $741,621.  We do not anticipate paying any cash dividends in the near future.

The Company projects that cash flow generated through the operations of its subsidiary, Metalclad Insulation Corporation, and the Company’s cash balance at December 31, 2010, will be sufficient to meet the Company’s cash requirements for at least the next twelve months.

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

Critical Accounting Policies

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

New Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance modifying how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The guidance clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  The guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity.  The guidance also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement.  The guidance is effective for fiscal years beginning after November 15, 2009.  The Company’s adoption of this authoritative guidance did not have a material effect on our financial condition, results of operations or cash flows.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
Entrx Corporation and subsidiaries
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Entrx Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entrx Corporation and subsidiaries as of December 31, 2010 and 2009 and the results of their  operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota
March 31, 2011

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$1,667,621	$2,070,710
Restricted cash	319,146	-
Available-for-sale securities	-	7,000
Accounts receivable, less allowance for doubtful accounts of $100,000 and $80,000 as of December 31, 2010 and 2009, respectively	4,050,530	3,888,261
Costs and estimated earnings in excess of billings on uncompleted contracts	838,035	1,174,085
Inventories	40,133	34,620
Prepaid expenses and other current assets	233,415	327,802
Insurance claims receivable	6,500,000	8,000,000
Other receivables	10,423	83,620
Total current assets	13,659,303	15,586,098

Property, plant and equipment, net	196,954	195,069
Insurance claims receivable	39,000,000	44,000,000
Other assets	227,703	62,431
Total Assets	$53,083,960	$59,843,598

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$62,276	$106,152
Accounts payable	554,102	496,004
Accrued expenses	949,211	1,221,047
Reserve for asbestos liability claims	6,500,000	8,000,000
Billings in excess of costs and estimated earnings on uncompleted contracts	132,800	111,312
Total current liabilities	8,198,389	9,934,515

Long-term debt, less current portion	36,630	31,620
Reserve for asbestos liability claims	39,000,000	44,000,000
Total liabilities	47,235,019	53,966,135

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $1; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.10; 80,000,000 shares authorized; 7,491,211 and 7,416,211 issued and outstanding at December 31, 2010 and 2009, respectively	794,601	787,101
Additional paid-in capital	69,045,026	69,023,276
Accumulated deficit	(63,990,686)	(63,932,914)
Total shareholders’ equity	5,848,941	5,877,463
Total Liabilities and Shareholders’ Equity	$53,083,960	$59,843,598

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2010	2009

Contract revenues	$17,037,421	$19,077,341

Contract costs and expenses	14,438,439	16,057,047

Gross margin	2,598,982	3,020,294

Operating expenses:
Selling, general and administrative	2,745,254	3,117,264
Gain on disposal of property, plant and equipment	(18,398)	(2,800)
Total operating expenses	2,726,856	3,114,464

Operating loss	(127,874)	(94,170)

Interest income	10,057	18,076
Interest expense	(4,327)	(7,520)
Other income	1,505	-
Gain on sale of marketable securities	62,867	121,799
Impairment charge on available-for-sale securities	-	(94,283)

Net loss	(57,772)	(56,098)

Other comprehensive loss
Unrealized gain on available-for-sale securities	-	6,512
Reclassification adjustment for unrealized gains on available-for-sale securities recognized in net income	-	(6,512)

Comprehensive loss	$(57,772)	$(56,098)

Weighted average number of common shares — basic and diluted	7,464,499	7,531,388

Net loss per common share — basic and diluted	$(0.01)	$(0.01)

Dividends declared per common share	$0.00	$0.10

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2010 and 2009

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amounts	Capital	Deficit	Income (loss)	Equity

Balance at December 31, 2008	7,656,147	$811,095	$69,831,881	$(63,876,816)	$-	$6,766,160

Unrealized loss on available-for-sale securities	-	-	-	-	6,512	6,512
Reclassification adjustment for losses recognized in net income	-	-	-	-	(6,512)	(6,512)
Repurchases of common stock	(309,936)	(30,994)	(77,484)	-	-	(108,478)
Common stock issued in exchange for services	70,000	7,000	10,500	-	-	17,500
Dividend paid	-	-	(741,621)	-	-	(741,621)
Net loss	-	-	-	(56,098)	-	(56,098)

Balance at December 31, 2009	7,416,211	787,101	69,023,276	(63,932,914)	-	5,877,463

Common stock issued in exchange for services	75,000	7,500	21,750	-	-	29,250
Net loss	-	-	-	(57,772)	-	(57,772)

Balance at December 31, 2010	7,491,211	$794,601	$69,045,026	$(63,990,686)	$-	$5,848,941

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(57,772)	$(56,098)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	159,482	215,114
Gain on disposal of property, plant and equipment	(18,398)	(2,800)
Change in allowance for doubtful accounts	20,000
Impairment charge on available-for-sale securities	-	94,283
Gain on sales of available-for-sale securities	(62,867)	(121,799)
Common stock issued for services	29,250	17,500
Changes in operating assets and liabilities:
Accounts receivable	(182,269)	1,808,823
Costs and estimated earnings in excess of billings on uncompleted contracts	336,050	(106,701)
Inventories	(5,513)	81,050
Prepaid expenses and other current assets	94,387	(34,845)
Other receivables	73,197	54,609
Other assets	(165,272)	(15,811)
Accounts payable and accrued expenses	(213,738)	(1,225,139)
Billings in excess of costs and estimated earnings on uncompleted contracts	21,488	10,697
Net cash provided by operating activities	28,025	718,883

Cash flows from investing activities:
Restricted cash used to secure bonding	(319,146)	-
Capital expenditures	(95,543)	(40,202)
Purchases of available-for-sale securities	(19,626)	-
Sales of available-for-sale securities	89,493	316,782
Proceeds from sale of property, plant and equipment, net of expenses	24,157	2,800
Net cash provided by (used in) investing activities	(320,665)	279,380

Cash flows from financing activities:
Payments on long-term debt	(110,449)	(156,120)
Dividends paid	-	(741,621)
Repurchases of common stock	-	(108,478)
Net cash used in financing activities	(110,449)	(1,006,219)

Decrease in cash and cash equivalents	(403,089)	(7,956)
Cash and cash equivalents at beginning of year	2,070,710	2,078,666
Cash and cash equivalents at end of year	$1,667,621	$2,070,710

Non-cash investing and financing activities:
Acquisition of property, plant and equipment in exchange for notes payable	$72,508	$-

Supplemental disclosure of cash flow information:
Interest paid	$4,327	$7,520

See Notes to Consolidated Financial Statements

ENTRX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 1 – DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Entrx Corporation (the “Company”) is primarily engaged in insulation services, including asbestos abatement and material sales, to customers primarily in California (the “Insulation Business”).

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

The Company's net unrealized holding loss was $0 for the year ended December 31, 2009.

During the year ended December 31, 2009, the Company sold all of its 19,056 shares of VioQuest Pharmaceuticals, Inc. and all of its 39,415 shares of Clearwire Corporation.

The Company had a minority investment in the common stock of Catalytic Solutions, Inc. which was traded on the London Stock Exchange’s Alternative International Market for smaller companies (the “AIM” market).  On October 15, 2010 Catalytic Solutions, Inc. merged with Clean Diesel Technologies, Inc. (“CDTI”), which is traded on the NASDAQ Capital Market under the symbol CDTI.  As a result of the merger, the Company received 3,029 shares of CDTI common stock and warrants to purchase 2,478 shares of CDTI common stock at an exercise price of $7.92 per share.  In November 2010, the Company exercised the warrants for all 2,478 shares and in December 2010 sold all of its 5,507 shares of CDTI.

We recognized an impairment charge on our Catalytic Solutions, Inc. investment of $94,283 during the three months ended June 30, 2009, which represented the difference between the market value quoted on the AIM market on June 30, 2009 and Entrx’s carrying value.  Our determination that there was an impairment with respect to Entrx’s investment in the common stock of Catalytic Solutions was based upon the severity of the decline in the quoted market price below our carrying value and our belief that there had been impairment indicators as discussed in ASC 320-10-35-27, including factors that raise significant concerns about Catalytic Solution’s ability to continue as a going concern.  We previously had been carrying our Catalytic investment at $.2637 per share.  Based upon the last trade on the AIM market on June 30, 2009, the value would have been $.0182 per share (after conversion to US dollars).  As a result of these conditions, Entrx recorded an impairment charge of $94,283, corresponding to a remaining carried value of $0.02 per share.

Accounts Receivable

The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers and other information, including historical collection information and existing economic conditions.  Invoices are generally issued with net 30 day terms.  Accounts receivable over 30 days are considered past due.  The Company does not accrue interest on past due accounts receivable.  Accounts receivable are uncollateralized customer obligations resulting from the performance of construction contracts and time and material projects.  Balances are based on terms of the contract or invoice amount.  The Company follows the practice of filing liens on construction projects where collection problems are anticipated.  The liens serve as collateral on the associated receivable.  Receivables are written-off only after all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer.

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

Depreciation and Amortization

Property, plant and equipment are stated at cost.  Depreciation and amortization is computed using the straight-line method over the estimated useful lives of related assets which range from three to five years for machinery and equipment.  Maintenance, repairs and minor renewals are expensed when incurred.  Depreciation and amortization expense related to machinery and equipment used in the Company’s insulation business is presented in contract costs and expenses.  Depreciation and amortization expense related to corporate assets, such as leasehold improvements, certain office equipment, and vehicles used by project managers is presented in selling, general and administrative expenses in the consolidated statements of operations.

Advertising Costs

Advertising costs are expensed as incurred.  Advertising costs totaled approximately $9,881 and $22,998 for the years ended December 31, 2010 and 2009, respectively.

Revenue Recognition

Fixed price insulation installation and asbestos abatement contracts are accounted for by the percentage-of-completion method in the ratio that total costs incurred to date bear to total estimated costs, wherein costs and estimated earnings are included in revenues as the work is performed.  If a loss on a fixed price contract is indicated, the entire amount of the estimated loss is accrued when known.  Time and material contracts are accounted for under a cost plus fee basis with recognition of revenue as the services are performed.  Retentions by customers under contract terms are due at contract completion.  The Company did not have any claims revenue during the years ended December 31, 2010 and 2009.

The Company has both one and multi-year maintenance contracts.  These contracts are billed monthly for the amount of work performed (time and materials with pre-approval daily by the customer) and revenue is recognized accordingly.

The Company’s policy is to recognize revenue and gross profit on claims only when realization is probable and the amount of the claim can be reasonably estimated.  In determining whether realization of a claim is probable, we consider factors such as the specific terms of our contract with the customer, the basis for the claim, the additional costs incurred on the contract and our historical claims experience prior to recognizing revenue.

Taxes Collected from Customers

We account for sales taxes collected from customers and remitted to government authorities on a net basis.

Income/Loss Per Share

The Company computes income (loss) per share in accordance with ASC 260-10-15-2 which requires the presentation of both basic and diluted net income (loss) per share for financial statement purposes.  Basic net income (loss) per share is computed by dividing the net income (loss) available to common shareholders by the weighted average number of common shares outstanding.  Diluted net income (loss) per share includes the effect of the potential shares outstanding, including dilutive stock options and warrants using the treasury stock method.  Options and warrants totaling 510,000 and 1,140,000 shares were excluded from the computation of diluted earnings per share for the years ended December 31, 2010 and 2009, respectively, as their exercise price exceeded the average market price of the Company’s common stock.  Following is a reconciliation of basic and diluted net income (loss) per share:

	2010	2009
Basic net income (loss) per common share
Net income (loss)	$(57,772)	$(56,098)
Weighted average shares outstanding	7,464,499	7,531,388
Basic net income (loss) per common share	$(0.01)	$(0.01)

Diluted net income (loss) per common share
Net income (loss)	$(57,772)	$(56,098)
Weighted average shares outstanding	7,464,499	7,531,388
Effect of dilutive securities	-	-
Weighted average shares outstanding	7,464,499	7,531,388
Diluted net income (loss) per common share	$(0.01)	$(0.01)

Legal Costs

The Company expenses its legal costs as incurred.

Stock-Based Compensation

ASC 718-10-15-3 requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period.  In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date.  We implemented ASC 718-10-15-3 on January 1, 2006 using the modified prospective method.  ASC 718-10-15-3 did not have an impact on the Company’s consolidated financial statements since all of the Company’s outstanding stock options were fully vested at December 31, 2005.  No additional options have been granted through December 31, 2010.

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

Comprehensive Income

ASC 220-10-15-1 establishes rules for the reporting of comprehensive income (loss) and its components.  Comprehensive income (loss) consists of net income (loss), unrealized gains (losses) on available-for-sale securities and reclassification adjustments for unrealized losses on available-for-sale securities recognized in net income.  During the year ended December 31, 2009, the Company recorded an other comprehensive gain of $6,512 for unrealized gains on available-for-sale securities and recorded a reclassification adjustment of $(6,512).  Since the Company has various net operating loss carry forwards, the amounts related to other comprehensive income (loss) for all periods presented are shown without any income tax provision or benefit.

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

New Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance modifying how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The guidance clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  The guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity.  The guidance also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement.  The guidance is effective for fiscal years beginning after November 15, 2009.  The Company’s adoption of this authoritative guidance did not have a material effect on our financial condition, results of operations or cash flows.

NOTE 2 – CURTOM-METALCLAD

In 1989, the Company entered into a joint venture with a minority-owned service firm ("Curtom-Metalclad") to perform industrial insulation and industrial asbestos abatement services similar to those performed by the Company.  When contracts were obtained by the joint venture, the Company performed the work specified in the contract as a subcontractor to the joint venture.  The joint venture agreement provided that Curtom-Metalclad receive approximately 2.5% of contract revenues.  During 2010, Curtom-Metalclad was dissolved and its assets were liquidated and distributed to the partners.

Curtom-Metalclad was considered by us to be a Variable Interest Entity (VIE) and, as such, the Company consolidated Curtom-Metalclad since we considered the Company to be the primary beneficiary.

NOTE 3 – RESTRICTED CASH

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

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at December 31:

	2010	2009
Billed
Completed contracts	$1,092,180	$982,096
Contracts in process	1,088,103	390,662
Time and material work	1,681,530	2,261,942
Material sales	16,343	16,801
Unbilled retainage	272,374	316,760
	4,150,530	3,968,261
Less: Allowance for doubtful accounts	(100,000)	(80,000)
	$4,050,530	$3,888,261

The Company had receivables of $0 at December 31, 2010 and 2009, that it expected to collect in more than twelve months.

Entrx’s subsidiary, Metalclad Insulation Corporation (“Metalclad”) was engaged by Mercer Machine Works, Inc. (“Mercer”) to remove asbestos and other hazardous materials from real property (the “Property”) owned by Riverside Canal Power Company (“Riverside”) and located in Grand Terrace, California.  Riverside is an affiliate of AES Southland, LLC and The AES Corporation (together referred to as “AES”).

Under the agreement between Riverside and Mercer, Mercer was obligated to conduct asbestos removal and remediation activities on the Property.  Metalclad was designated in that agreement by Riverside as the organization to conduct asbestos abatement as a subcontractor of Mercer, and was engaged to do so on the same date that Riverside entered into the agreement with Mercer.

At December 31, 2010, Mercer owed Metalclad $729,000 for work performed on the property, none of which was paid at March 29, 2011.  On about February 25, 2011, Riverside terminated its agreement with Mercer, allegedly for breach of the terms of that agreement.  Shortly thereafter, Metalclad was engaged directly by Riverside to perform additional asbestos abatement activities on the property.  Metalclad’s management is now of the belief that Mercer has neither the ability nor intention to pay the amount due to Metalclad for its services provided prior to Riverside’s termination of its agreement with Mercer.

Metalclad has recorded a mechanics lien against the Property, which includes two steam turbines and three electric generators which are attached to the property, and which management believes have an estimated market value that exceeds the amount of Metalclad’s receivable.  Metalclad has been advised by its legal counsel that the mechanics lien appears to have been properly recorded, and that it is more likely that Metalclad would be successful in foreclosing on its lien and satisfying its current receivable from Mercer of $735,000.

Metalclad is reluctant to commence a foreclosure proceeding against the Property, as AES and its affiliates have been long standing customers of Metalclad.  Nevertheless, as discussions with Riverside have not resulted in a satisfactory resolution of this matter, the Board of Directors of Entrx has directed Metalclad to commence the mechanics lien foreclosure action unless the $735,000 receivable is paid to Metalclad.  Such proceeding will be instituted on or about April 12, 2011.

Based upon the strong legal position and lien rights Metalclad believes it possesses, Entrx has determined not to reserve any part of the $729,000 due as of December 31, 2010.  Metalclad will continue to negotiate with AES up until April 12, 2011, in the hope that the appropriate authorities at AES will recognize AES’s obligation to satisfy the receivable.  There can be no assurances, however, that this will occur, or that Metalclad will be successful in recovering the $735,000 owed.

NOTE 5 – COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consisted of the following at December 31:

	2010	2009
Costs incurred on uncompleted contracts	$15,706,421	$15,846,647
Estimated earnings	4,298,645	4,038,764
	20,005,066	19,885,411
Less billings to date	(19,299,831)	(18,822,638)
	$705,235	$1,062,773

The above information is presented in the balance sheet as follows:

	2010	2009
Costs and estimated earnings in excess of billings on uncompleted contracts	$838,035	$1,174,085
Billings in excess of costs and estimated earnings on uncompleted contracts	(132,800)	(111,312)
	$705,235	$1,062,773

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
	2010	2009
Machinery and equipment	$636,927	$542,309
Leasehold improvements	78,526	78,526
Automotive equipment	654,411	674,793
	1,369,864	1,295,628

Less accumulated depreciation and amortization	(1,172,910)	(1,100,559)
	$196,954	$195,069

Depreciation and amortization expense for the years ended December 31, 2010 and 2009 was $159,482 and $215,114, respectively.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2010	2009
Wages, bonuses and taxes	$269,402	$233,293
Union dues	225,792	262,124
Accounting and legal fees	6,000	110,351
Insurance	20,729	61,470
Insurance settlement reserve	375,000	375,000
Sales tax	30,521	25,884
Other	21,767	152,925
	$949,211	$1,221,047

NOTE 8 – LONG-TERM DEBT

Long-term debt consists of various notes payable to finance companies for vehicles used in the ordinary course of the Company’s insulation business.  The notes are collateralized by the vehicles and bear interest at rates ranging from 0% to 8.2% for a period of 36 months with the last payment due in 2013.  Principal maturities over the next five years are as follows:

Year ending December 31,

2011	$62,276
2012	24,170
2013	12,460
2014	-
2015	-
Totals	98,906

Less current portion	(62,276)
Long-term portion	$36,630

NOTE 9 - INCOME TAXES

The major deferred tax items are as follows:

	December 31,
	2010	2009
Assets:
Allowances established against realization of certain assets	$84,000	$515,000
Net operating and capital loss carryforwards	13,591,000	13,824,000
Liabilities:
Accrued liabilities and other	77,000	51,000
	13,752,000	14,390,000
Valuation allowance	(13,752,000)	(14,390,000)
	$-	$-

The valuation allowance decreased $638,000 and increased $138,000 for the years ended December 31, 2010 and 2009, respectively.  The valuation allowance decreased in the current year primarily due to appropriately classifying future benefits available from capital loss carryforwards.

Income tax computed at the U.S. federal statutory rate reconciled to the effective tax rate is as follows for the years ended December 31:

	2010	2009
Federal statutory tax rate	(35.0)%	(35.0)%
State tax, net of federal benefit	(5.0)%	(5.0)%
Change in valuation allowance	(23.7)%	50.0%
Permanent differences	63.7%	(10.0)%
Effective tax rate	0.0%	0.0%

At December 31, 2010, the Company has available for U.S. federal income tax purposes net operating loss carry-forwards of approximately $31,415,000.  These carryforwards expire in the years 2011 through 2027.  The ultimate utilization of the net operating loss carryforwards may be limited in the future due to changes in the ownership of the Company.  This limitation, if applicable, has not been determined by the Company.  The Company has capital loss carryforwards of $2,560,000 that can only be used to offset future capital gains.

The realization of the Company’s deferred tax assets is dependent upon the Company’s ability to generate taxable income in the future.  The Company has recorded a 100% valuation allowance against all of the deferred tax assets due to the uncertainty regarding their realizability.

The Company’s federal tax returns are open to examination by tax authorities for the tax years 2009 through 2010.  The Company’s state tax returns are generally open to examination by state tax authorities for the tax years 2007 through 2010.  The Company has elected to recognize interest on tax deficiencies as interest expense and income tax penalties as selling, general and administrative expense.  For the year ended December 31, 2010, the Company recognized no interest and penalties.

NOTE 10 - SHAREHOLDERS’ EQUITY

Stock Options

On May 15, 1997, the Company adopted an omnibus stock option plan (the “1997 Plan”) which authorized options to acquire 600,000 shares of the Company’s common stock.  The 1997 Plan has expired, and while no new options may be granted under the 1997 Plan, some options granted under that plan remain exercisable.  At December 31, 2010, there were 60,000 options outstanding under this plan and no options available for grant.  These options expire 10 years from the date of the grant.  Under the terms of the plan, the Board of Directors could grant options and other stock-based awards to key employees to purchase shares of the Company’s common stock.  The options are exercisable at such times, in installments or otherwise, as the Board of Directors may determine.

On November 20, 2001, the Company adopted an omnibus stock option plan (the “2000 Plan”) which authorized options to acquire 2,000,000 shares of the Company’s stock.  At December 31, 2010, there were options outstanding under the 2000 Plan for 450,000 shares and 1,550,000 shares available for grant.  These options expire 10 years from the date of the grant.  The terms of the 2000 Plan are the same as the 1997 Plan.  Under the terms of the plan, the stock option committee may grant options and other stock-based awards to key employees and members of the board of directors to purchase shares of the Company’s common stock.  The options are exercisable at such times, in installments or otherwise, as the stock option committee may determine.

The following is a summary of options granted:

	Year Ended December 31,
	2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of the year	1,140,000	$2.33	2,105,900	$2.20
Granted	-	-	-	-
Exercised	-	-	-	-
Canceled or expired	(630,000)	2.60	(965,900)	2.04
Options outstanding at end of the year	510,000	$2.00	1,140,000	$2.33

Options Exercisable	510,000	$2.00	1,140,000	$2.33

There is no intrinsic value at December 31, 2010 for outstanding or exercisable options.

Options Outstanding				Options Exercisable
Range of exercise prices	Number outstanding as of 12/31/10	Weighted average remaining contractual life in years	Weighted average exercise price	Number exercisable as of 12/31/10	Weighted average exercise price
$2.00	510,000	.44	$2.00	510,000	$2.00

Stock Purchase Warrants

In connection with various debt offerings, stock placements and services provided, the Company had issued various stock purchase warrants.  All such warrants were issued at prices which approximated or exceeded fair market value of the Company’s common stock at the date of grant and were exercisable at various dates through July, 2009.

Summarized information for stock purchase warrants is as follows:

	Number of Warrants	Price per share

Warrants outstanding at December 31, 2008	50,000	$0.75
Canceled or expired	(50,000)	$0.75
Warrants outstanding at December 31, 2009 and 2010	-

Common Stock

During the year ended December 31, 2009, the Company issued an aggregate of 70,000 shares to four members of the Company’s board of directors and to the president of Metalclad Insulation.  The shares issued to the board members and the president of Metalclad Insulation had a value of $17,500, based upon the market price at the date of issuance.

On May 4, 2009, the Company’s shareholders approved two proposals to amend Entrx’s Restated and Amended Certificate of Incorporation.  The first amendment effected a reverse 1-for-500 share stock split of Entrx’s common stock.  The second amendment effected a subsequent forward 500-for-1 share stock split of Entrx’s common stock.  The proposals had the effect of reducing the number of the Company’s shareholders from an estimated 2,350 to between 800 and 900, and the number of shareholders of record from approximately 520 to approximately 53, by cashing out fractional shares after the reverse stock split.  The shareholdings of a person owning 500 shares or more of Entrx in any one account was unaffected, while the shares held by persons owning less than 500 shares of Entrx in any one account were bought out at the price of $0.35 per presplit share.  The amendments were effective with regards to shareholders of record at the close of business on May 15, 2009.  There were 309,936 presplit shares of common stock cashed-out related to the reverse and forward splits and therefore the amount of cash paid to the cashed-out shareholders was approximately $108,000.

During the year ended December 31, 2010, the Company issued an aggregate of 75,000 shares to five members of the Company’s board of directors.  The shares issued to the board members had a value of $29,250, based upon the market price at the date of issuance.

Dividends

During the year ended December 31, 2009, the Company paid a cash dividend of $.10 per common share to shareholders of record as of December 18, 2009.  The $741,621 dividend was paid on December 28, 2009.

NOTE 11 - EMPLOYEE BENEFIT PLANS

Effective January 1, 1990, the Company established a contributory profit sharing and thrift plan for all salaried employees.  Discretionary matching contributions may be made by the Company based upon participant contributions, within limits provided for in the plan.  No Company contributions were made in the years ended December 31, 2010 and 2009.

Additionally, the Company participates in several multi-employer plans, which provide defined benefits to union employees of its participating companies.  The Company makes contributions determined in accordance with the provisions of negotiated labor contracts.  Company contributions were $732,398 and $899,646 for the years ended December 31, 2010 and 2009, respectively.

NOTE 12 - SIGNIFICANT CUSTOMERS

Sales to significant customers were as follows:

	Year Ended December 31, 2010			Year Ended December 31, 2009
	Revenue		% of Total Revenue	Revenue		% of Total Revenue
NRG Energy	$2,062,000		12.1%	$2,042,000		10.7%
Jacobs Field Services North America, Inc.	$1,757,000		10.3%		(1)	(1)
B. P. West Coast Products LLC		(1)	(1)	$2,897,000		15.2%
Southern California Edison		(1)	(1)	$2,057,000		10.8%

(1)	Sales to this customer were less than 10% of total revenue during the reported period.

Significant accounts receivable were as follows:

	December 31, 2010			December 31, 2009
	Accounts Receivable		% of Total Accounts Receivable	Accounts Receivable		% of Total Accounts Receivable
Mercer Machine Works, Inc.	$729,000		17.6%		(1)		(1)
McCarthy Building Companies, Inc.	$418,000		10.1%		(1)		(1)
Southern California Edison		(1)	(1)	$1,271,000		32.0%
(1)	Accounts receivable from this customer were less than 10% of total accounts receivable for the reported period.

It is the nature of the Company’s business that a significant customer in one year may not be a significant customer in a succeeding year.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Collective Bargaining Agreements

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

As of December 31, 2010, Metalclad Insulation Corporation employed approximately 78 hourly employees, then constituting approximately 65.5% of our hourly workforce, engaged in insulation and asbestos/lead abatement, supplied by Local 5 of the International Association of Heat and Frost Insulators and Allied Workers union.  Our agreement with this union local expires in June 2011 and contains a “no strike, no work-stoppage” provision.  Approximately 41 additional hourly employees were engaged by Metalclad Insulation Corporation as of December 31, 2010 in other activities, including scaffolding construction and firestopping installation.

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

Total rent expense under operating leases was $243,955 and $212,287 for the years ended December 31, 2010 and 2009, respectively.  The Company has future minimum non-cancelable lease commitments of $178,000 in 2011.

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

The number of asbestos-related cases which have been initiated naming us (primarily our subsidiary, Metalclad Insulation Corporation) as a defendant have fluctuated from 199 in 2005, to 232 in 2006, to 163 in 2007, to 187 in 2008, to 188 in 2009 and to 142 in 2010.  At December 31, 2005, 2006, 2007, 2008, and 2009 there were, respectively, approximately 507, 404, 222, 271 and 239 cases pending.  As of December 31, 2010, there were 201 cases pending.  These claims are currently defended and covered by insurance.

Set forth below is a table for the years ended December 31, 2010 and 2009 which sets forth for each such period the approximate number of asbestos-related cases filed, the number of such cases resolved by dismissal or by trial, the number of such cases resolved by settlement, the total number of resolved cases, the number of filed cases pending at the end of such period, the total indemnity paid on all resolved cases, the average indemnity paid on all settled cases and the average indemnity paid on all resolved cases:

	2010	2009
New cases filed	142	188
Defense Judgments and dismissals	125	168
Plaintiff judgments and settled cases	55	52
Total resolved cases (1)	180	220
Pending cases (1)	201	239
Total indemnity payments	$3,617,000	$5,345,000
Average indemnity paid on settled cases	$65,764	$102,788
Average indemnity paid on all resolved cases	$20,094	$24,295

(1)	Total resolved cases includes, and the number of pending cases excludes, cases which have been settled but which have not been closed for lack of final documentation or payment.

Under current accounting rules we are required to estimate our liability for existing and future asbestos-related claims.  This requires that we estimate the number of claims we believe will be brought in the future.  We previously based our estimates on the downward trend of cases brought from 725 cases brought in 2001, to 199 cases brought in 2005.  This downward trend leveled off somewhat since 2006, but appears to have resumed in 2010.  In addition, we have experienced increases in our costs to defend and resolve claims during 2008 and 2009.  As a result, we have found it necessary to increase our projections of known and incurred but not reported liabilities with respect to each of our 2006, 2008, 2009 and 2010 financial statements.  We believe that the leveling off of cases brought in 2005 through 2009 is largely due to an aggressive campaign waged by plaintiffs’ lawyers in an attempt to identify new plaintiffs, and that as the pool of plaintiffs decreases that it is probable that the downward trend experienced prior to 2006 will resume, although such resumption cannot be assured.

From 2001 and through 2010, the annual average indemnity paid on over 3,000 resolved cases has fluctuated significantly, between a low of $14,504 in 2006 and a high of $54,946 in 2008, with an overall average over that period of approximately $21,076.  During this period there has been no discernible upward or downward trend in the average amount of the indemnity payments.

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

In addition, direct defense costs per resolved claim increased from a low of $8,514 in 2003 to a high of $44,490 in 2008.  The weighted average defense cost per resolved claim from 2005 through 2010 was $22,517.  We believe that these defense costs increased in part as a result of a change in legal counsel in 2004, and the more aggressive defense posture taken by new legal counsel since that change.  We intend to monitor the defense costs in 2011 and will adjust our estimates if events occur which would cause us to believe that those estimates need revision.  We are currently projecting those costs to be approximately $23,000 per claim.

Although defense costs are included in our insurance coverage, we expended $96,000 and $124,000 in 2009 and 2010, respectively, to administer the asbestos claims and defend the ACE Lawsuit discussed below.  These amounts were primarily fees paid to attorneys to monitor the activities of the insurers, and their selected defense counsel, and to look after our rights under the various insurance policies.

As of December 31, 2010, we re-evaluated our estimates to take into account our experience in 2010.  We estimate that there will be 832 asbestos-related injury claims made against the Company after December 31, 2010.  The 832, in addition to the 201 claims existing as of December 31, 2010, totals 1,033 current and future claims.  Multiplying the average indemnity per resolved claim over the past ten years of $21,076, times 1,033, we project the probable future indemnity to be paid on those claims after December 31, 2010 to be equal to approximately $22,000,000.  In addition, multiplying an estimated cost of defense per resolved claim of approximately $23,000 times 1,033, we project the probable future defense costs to equal approximately $23,500,000.  Accordingly, our total estimated future asbestos-related liability at December 31, 2010 is $45,500,000.

As of December 31, 2010 we project that approximately 121 new asbestos-related claims will be commenced and approximately 152 cases will be resolved in 2011, resulting in an estimated 170 cases pending at December 31, 2011.  Since we project that an aggregate of 832 new cases will be commenced after December 31, 2010, and that 121 of these cases will be commenced in 2011, we estimate that an aggregate of 711 new cases will be commenced after December 31, 2011.  Accordingly, we project the cases pending and projected to be commenced in the future at December 31, 2011, will be 881 cases.  Multiplying 881 claims times the approximate average indemnity paid per resolved claim from 2001 through 2010 and defense costs incurred per resolved claim from 2005 through 2010 of $23,000, we estimate our liability for current and future asbestos-related claims at December 31, 2011 to be approximately $39,000,000.  This amounts to a $6,500,000 reduction from the $45,500,000 liability we estimate as of December 31, 2010, or a $1,625,000 reduction per quarter in 2011.

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

We have determined that the minimum probable insurance coverage available to satisfy asbestos-related injury claims exceeds our estimated future liability for such claims of $45,500,000 and $52,000,000 as of December 31, 2010 and 2009, respectively.  This determination assumes that the general trend of reducing asbestos-related injury claims experienced prior to 2006 will resume and that the average indemnity and direct legal costs of each resolved claim will not materially increase.  The determination also assumes that the insurance companies remain solvent and live up to what we believe is their obligation to continue to cover our exposure with regards to these claims.  Accordingly, we have included $45,500,000 and $52,000,000 of such insurance coverage receivable as an asset on our December 31, 2010 and 2009 balance sheets, respectively.  Several affiliated insurance companies have brought a declaratory relief action against our subsidiary, Metalclad, as well as a number of other insurers, to resolve certain coverage issues, as discussed under “Insurance Coverage Litigation” below.  Regardless of our best estimates of liability for current and future asbestos-related claims, the liability for these claims could be higher or lower than estimated by amounts which are not predictable.  We, of course, cannot give any assurance that our liability for such claims will not ultimately exceed our available insurance coverage.  We believe, however, that our current insurance is adequate to satisfy additional liability that is reasonably possible in the event actual losses exceed our estimates.  We will update our estimates of insurance coverage in future filings with the Securities and Exchange Commission, as events occur which would cause us to believe that those estimates need revision, based upon the subsequent claim experience, using the methodology we have employed.

On February 23, 2005 ACE Property & Casualty Company ("ACE"), Central National Insurance Company of Omaha ("Central National") and Industrial Underwriters Insurance Company ("Industrial"), which are all related entities, filed a declaratory relief lawsuit (“the ACE Lawsuit”) against Metalclad Insulation Corporation (“Metalclad”) and a number of Metalclad's other liability insurers, in the Superior Court of the State of California, County of Los Angeles.  ACE, Central National and Industrial issued umbrella and excess policies to Metalclad, which has sought and obtained from the plaintiffs both defense and indemnity under these policies for the asbestos lawsuits brought against Metalclad during the last four to five years.  The ACE Lawsuit seeks declarations regarding a variety of coverage issues, but is centrally focused on issues involving whether historical and currently pending asbestos lawsuits brought against Metalclad are subject to either an "aggregate" limits of liability or separate "per occurrence" limits of liability.  While the legal issues are too complex to fully explain, in general, whether any particular asbestos lawsuit is properly classified as being subject to an aggregate limit of liability depends upon whether or not the suit falls within the "products" or "completed operations" hazards found in most of the liability policies issued to Metalclad.  If the suit falls outside of the products or completed operations hazard, the per-occurrence limits of the policy apply.  Resolution of these classification issues will determine if, as ACE and Central National allege, their policies are nearing exhaustion of their aggregate limits and whether or not other Metalclad insurers who previously asserted they no longer owed any coverage obligations to Metalclad because of the claimed exhaustion of their aggregate limits, in fact, owe Metalclad additional coverage obligations.

The ACE Lawsuit also seeks to determine the effect of the settlement agreement between the Company and Allstate Insurance Company on the insurance obligations of various other insurers of Metalclad, and the effect of an “asbestos exclusion” provision in the Allstate policy (as discussed under “Insurance Settlement” below).  The ACE Lawsuit does not seek any monetary recovery from Metalclad. The ACE Lawsuit is principally about coverage responsibility among the several insurers, as well as total coverage.  Regardless of the outcome of this litigation, Entrx does not believe that the ACE Lawsuit will result in materially diminishing Entrx’s insurance coverage for asbestos-related claims. Nonetheless, we anticipate that we will incur attorneys’ fees and other associated litigation costs in defending the lawsuit and any counter claims made against us by any other insurers, and in prosecuting any claims we may seek to have adjudicated regarding our insurance coverage.  In addition, the ACE Lawsuit may result in our incurring costs in connection with obligations we may have to indemnify Allstate under the settlement agreement.  Allstate, in a cross-complaint filed against Metalclad Insulation Corporation in October, 2005, asked the court to determine the Company’s obligation to assume and pay for the defense of Allstate in the ACE Lawsuit under the Company’s indemnification obligations in the settlement agreement.  The Company does not believe that it has any legal obligation to assume or pay for such defense, but has accrued $375,000, as discussed below, to cover potential indemnification obligations.  Based upon information known to date, the Company is unable to predict to what extent its indemnification obligations are reasonably possible to vary from the amounts accrued.

Insurance Settlement

In June 2004, Metalclad Insulation Corporation, our wholly owned subsidiary, and Entrx Corporation, entered into a Settlement Agreement and Full Policy Release (the “Agreement”) releasing Allstate Insurance Company from its policy obligations for a broad range of claims arising from injury or damage which may have occurred during the period March 15, 1980 to March 15, 1981, under an umbrella liability policy (the “Policy”).  The Policy provided limits of $5,000,000 in the aggregate and per occurrence.  Allstate claimed that liability under the Policy had not attached, and that regardless of that fact, an exclusion in the Policy barred coverage for virtually all claims of bodily injury from exposure to asbestos, which is of primary concern to Metalclad Insulation Corporation.  Metalclad Insulation Corporation took the position that such asbestos coverage existed.  The parties to the Agreement reached a compromise, whereby Metalclad Insulation Corporation received $2,500,000 in cash, and Metalclad Insulation Corporation and Entrx Corporation agreed to indemnify and hold harmless the insurer from all claims which could be alleged against the insurer respecting the policy, limited to $2,500,000 in amount.  Based on past experience related to asbestos insurance coverage, we believe that the Agreement we entered into in June 2004, will result in a probable loss contingency for future insurance claims based on the indemnification provision in the Agreement.  Although we are unable to estimate the exact amount of the loss, we believe at this time the reasonable estimate of the loss will not be less than $375,000 or more than $2,500,000 (the $2,500,000 represents the maximum loss we would have based on the indemnification provision in the Agreement).  Based on the information available to us, no amount in this range appears at this time to be a better estimate than any other amount.  The $375,000 estimated loss contingency noted in the above range represents 15% of the $2,500,000 we received and is based upon our attorney’s informal and general inquiries to an insurance company of the cost for us to purchase an insurance policy to cover the indemnification provision we entered into.  The ACE Lawsuit may result in our incurring costs in connection with obligations we may have to indemnify Allstate under the Settlement Agreement.  Allstate, in a cross-complaint filed against Metalclad Insulation Corporation in October, 2005, asked the court to determine the Company’s obligation to assume and pay for the defense of Allstate in the ACE Lawsuit under the Company’s indemnification obligations in the Settlement Agreement.  The Company is taking the position that it has no legal obligation to assume or pay for such defense. If Allstate is required to provide indemnity for Entrx’s asbestos-related lawsuits, it is likely that Entrx would have to indemnify Allstate for asbestos-related claims that it defends up to $2,500,000 in the aggregate.  If Allstate is not required to provide indemnity, Entrx would have no liability to Allstate.  Entrx has accrued $375,000 as a potential loss in connection with the Allstate matter and nothing has come to our attention that would require us to record a different estimate at December 31, 2010.

Customer Audit

An audit of Metalclad Insulation Corporation’s billing history, with respect to one of its principal customers, was conducted in the quarter ending June 30, 2010, by an independent auditing firm engaged by that customer.  As a result of the audit, the auditing firm reported on July 26, 2010 that during 2008 and 2009, Metalclad overcharged the customer by approximately $400,000.  The issues identified by the auditing firm related to how overtime should be billed and what hourly rates were to be charged for certain categories of union labor.  All work was performed by Metalclad for that customer under a Master Services Agreement (the Agreement) entered into in 2000 and subsequently amended or extended on eleven occasions.  We reviewed the auditing firm’s report and the Agreement, as amended, and we do not agree with the auditing firm’s interpretation of the Agreement on the identified issues.  We performed our own analysis of the billing and on August 16, 2010 submitted a response to the findings contained in the audit report.  Our analysis showed that, on an aggregate basis, the customer was correctly billed.  We have not yet received a response to our analysis from the customer or independent auditing firm.  While we do not believe that the customer was overcharged, it is possible that we may have to repay some or all of the amounts claimed as an overcharge, the amount of which may be material.  No amounts have been accrued in our financial statements as of December 31, 2010.

Other Matters

The Company had under contract uncompleted work at bid prices totaling approximately $3,874,000 and $3,746,000 at December 31, 2010 and 2009, respectively.

NOTE 14 - RELATED PARTY TRANSACTIONS

An officer of the Company is employed by a corporation which received payments for rent and health insurance of $48,461 and $46,972 for the years ended December 31, 2010 and 2009, respectively.

NOTE 15 – SUBSEQUENT EVENT

In February 2011, the Company extended the expiration date of the irrevocable standby letter of credit in the amount of $317,000 issued by a bank.  The letter of credit now expires on January 30, 2012.

On March 21, 2011, the Company’s board of directors authorized management to terminate its registration under the Securities Exchange Act of 1934.  Prior to such termination, Entrx will file a form 8-K with the Securities and Exchange Commission which will provide prior notice of the date we intend to file for such termination.

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

We conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on this evaluation our chief executive officer and chief financial officer have concluded that, as of December 31, 2010, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting for the three-months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework . Based on our evaluation, management concluded that, as of December 31, 2010, our internal control over financial reporting was effective based on those criteria.

ITEM 9B.     OTHER INFORMATION

None

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The name, initial year of service as a director, age, and position or office of each member of our board of directors, is as follows:

Name	Director Since	Age	Position

Peter L. Hauser	2004	70	President, Chief Executive Officer, Chairman of the Board and Director

Joseph M. Caldwell(1)(2)(3)	2002	43	Director

E. Thomas Welch(4)	2004	72	Director

David E. Cleveland(5)	2008	77	Director

Brian F. Cassady	2010	44	Director

(1)	Member of the Audit Committee and Stock Option Committee since March 2003.
(2)	Member of the Nominating Committee since April 2004.
(3)	Member of the Compensation Committee since December 2004.
(4)	Member of the Audit, Compensation, Nominating and Stock Option Committees since December 2004.
(5)	Member of the Audit, Compensation and Nominating Committees since January 2008.

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

Brian F. Cassady has been the President of 510 Ocean Drive Advisors, Inc., doing business as Black Management Advisors, with an office in Miami Beach, Florida since June 2007.  Black Management Advisors is primarily involved in the business of investing in and providing financial and operational turnaround, restructuring and interim management services to financially troubled companies.  Since June 2008, Mr. Cassady has been a member of the board of directors of Fansteel Inc. (previously FELI.PK) with headquarters in Creston, Iowa.  From August 2002 until June 2007, Mr. Cassady was a director in the turnaround and restructuring services practice of AlixPartners LLC located in Southfield, Michigan.  In 1997, Mr. Cassady guaranteed the debt of a company with respect to which he was a principal owner.  Mr. Cassady’s company defaulted on the debt, and Mr. Cassady was called upon to satisfy his guarantee in the amount of approximately $4,000,000.  As a result, in December 2002, Mr. Cassady voluntarily filed for personal bankruptcy in the Northern District of Ohio, and was discharged in April 2003.

All members of our Board of Directors have significant business and financial management experience, serving as the chief executive or chief operating officer of one or more operating businesses.

Each member of our Board of Directors was elected to serve until the next annual meeting of our shareholders.

Meetings of Board of Directors

During the year ended December 31, 2010, the Board of Directors held six meetings, and on one occasion took action by unanimous written consent.  Each member of the Board of Directors was present for all of the meetings.

Committees of Board of Directors

Audit Committee.  The Audit Committee has the authority and responsibilities set forth in Entrx’s Audit Committee Charter (the “Charter”).  The Charter was originally adopted in 2001 and was amended in April 2004.  Under the Charter, the Audit Committee has the authority and responsibility of (i) reviewing audited annual consolidated financial statements, and reports and consolidated financial statements submitted to any governmental body or disclosed to the public; (ii) consulting with Entrx’s independent auditors on various audit and financial personnel issues, including questions of independence, disagreement between the auditors and Entrx’s financial personnel, reviewing of internal financial controls; (iii) recommending to the Board of Directors the engagement of independent accountants to audit the consolidated financial statements of Entrx, and reviewing the performance of such accountants; (iv) reviewing and considering the appropriateness of accounting principles or practices applied to Entrx’s consolidated financial statements; and (v) reviewing Entrx’s financial personnel and organization.  As part of its duties, the Audit Committee has reviewed and discussed Entrx’s 2010 audited financial statements with Entrx’s management; has discussed with Entrx’s auditors the matters required to be discussed by AU Section 380 Communications with Audit Committee as adopted by the Public Company Accounting Oversight Board (“PCAOB”); and has received a letter from Entrx’s auditors, as required by the PCAOB, regarding the auditor’s communication with the Audit Committee concerning the auditor’s independence, and discussed such independence with the auditors.  Based upon the foregoing review, communication and discussions, the Audit Committee recommended to the Board of Directors that the audited statements presented to the Audit Committee by management and Entrx’s auditors be included in this Form 10K for 2010.  E. Thomas Welch, a member of the Audit Committee, has been determined to be the audit committee financial expert.  Each member of the Audit Committee is independent as that term is defined in Rule 4200 and 4250(d) of the National Association of Securities Dealers, Inc., and incorporated by the Financial Industry Regulatory Authority.  The Audit Committee held five meetings during the year ended December 31, 2010.

Compensation Committee.  The Compensation Committee, which consists solely of non-employee directors, has the obligation to adopt policies applicable to the establishment and the compensation of Entrx’s executive officers, and has authority to consider and recommend to the Board of Directors the salaries, bonuses, share options, and other forms of compensation of those executive officers.  The Compensation Committee held two meetings during the year ended December 31, 2010.

Nominating Committee.  Entrx's Nominating Committee was initially established by resolution of the Board of Directors in February 2002.  The Board of Directors expanded and revised the duties of the Nominating Committee by resolutions adopted in April 2004.  The Nominating Committee is charged with the responsibility to seek out and consider the qualifications of new candidates and incumbents for election as members of our Board of Directors, and to recommend to the Board of Directors those persons it believes would be suitable candidates for election or, in the case of a vacancy, appointment, as members of our Board of Directors.  The full Board of Directors nominates persons to be members of the Board of Directors, after considering the recommendation of the Nominating Committee.  Each member of the Nominating Committee is independent, as that term is defined in Rule 4200 of the National Association of Security Dealers, Inc.  The Nominating Committee has no charter.  Because of the small size of the Company and the Board of Directors and the Nominating Committee, it is believed that the adoption of a charter is unnecessary.  There were no meetings of the nominating committee held in 2010, as no shareholder meeting was held to elect directors in that year.

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

Shareholders are further encouraged to submit the names of proposed candidates at any time throughout the year.  We will not likely be able to consider any candidate submitted to us for inclusion in our proxy statement for the annual meeting which may be held in 2011, after May 15, 2011.

Stock Option Committee.  Entrx’s Stock Option Committee was established by resolutions adopted by the Board of Directors in September 2002.  The Stock Option Committee, which consists solely of independent members, has the authority to grant options to purchase common stock of Entrx to employees and members of the Board of Directors.  In granting options to non-executive officer employees, the Stock Option Committee generally considers the recommendation of management.  In the past, the Stock Option Committee has worked closely with, and considered the recommendations of, the Compensation Committee in cases involving the granting of stock options to executive officers of Entrx.  The Stock Option Committee did not meet in the year ended December 31, 2010, and no stock options were granted.

Information Concerning Non-Director Executive Officers

The name, age, position or office, and business experience of each of our non-director executive officers is as follows:

Name	Age	Position

Brian D. Niebur	47	Treasurer and Chief Financial Officer

David R. Trueblood	40	President of Metalclad Insulation Corporation

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

Reporting Under Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors of Entrx, and persons who beneficially own more than 10 percent of Entrx's outstanding shares of Common Stock, to file initial reports of ownership and reports of changes in ownership of securities of Entrx with the Securities and Exchange Commission (“SEC”) and the NASDAQ Stock Market.  Officers, directors and persons owning more than 10 percent of Entrx's outstanding Common Stock are required by SEC regulation to furnish Entrx with copies of all Section 16(a) forms filed.  Based solely on a review of the copies of such reports and amendments thereto furnished to or obtained by Entrx or written representations that no other reports were required, Entrx believes that during the year ended December 31, 2010, all filing requirements applicable to its directors, officers or beneficial owners of more than 10 percent of Entrx's outstanding shares of Common Stock were complied with.

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

ITEM 11.      EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain compensation information for:  (i) each person who served as the chief executive officer of Entrx at any time during the year ended December 31, 2010, regardless of compensation level, and (ii) each of our other executive officers, other than the chief executive officer, serving as an executive officer at any time during 2010.  The foregoing persons are collectively referred to in this Form 10-K as the “Named Executive Officers.”  Compensation information is shown for fiscal years 2010 and 2009.

Name/Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Peter L. Hauser
President and Chief Executive	2010	78,750	—		5,850	(3)	—	—	—	—	84,600
Officer	2009	78,750	—		3,750	(3)	—	—	—	—	82,500

Brian D. Niebur
Treasurer and Chief	2010	88,000	—		—		—	—	—	—	88,000
Financial Officer	2009	84,238	44,303	(1)	—		—	—	—	—	128,541

David R. Trueblood	2010	149,734	-		-		—	—	—	—	149,734
President of Metalclad	2009	145,718	83,946	(2)	2,500	(4)	—	—	—	—	232,164
Insulation Corporation
There are no employment agreements between Entrx and any executive officer of Entrx or any subsidiary.

(1)	Pursuant to an incentive plan established for Mr. Niebur, he earned a bonus based upon Metalclad’s net profit for 2008, equal to $44,303. The 2008 bonus was paid in 2009.
(2)
Pursuant to an incentive plan established for the employees of Entrx’s subsidiary, Metalclad Insulation Corporation, Mr. Trueblood earned a bonus based upon Metalclad’s net profits for 2008 equal to $88,758.  $4,812 of the 2008 bonus was paid in December 2008, with the remaining amount paid in 2009.

(3)
Common stock awards of 15,000 and 15,000 valued at $5,850 and $3,750, respectively, were granted to Mr. Hauser in 2010 and 2009, respectively, for services as a member of the Board of Directors, and was included in the table above, rather than in the table headed “Director Compensation.”

(4)	A 10,000 common stock award, valued at $2,500, was granted to Mr. Trueblood in 2009, for services as the president of Metalclad Insulation Corporation.

Outstanding Option Awards at Year End

There were no unexercised options to purchase common stock, stock options that have not vested, or equity-incentive plan awards outstanding at December 31, 2010, for any Named Executive Officer.

Director Compensation

The following table sets forth the compensation paid to our directors for our fiscal year ended December 31, 2010, excluding Entrx’s Chief Executive Officer Peter L. Hauser, whose compensation is set forth in the Summary Compensation Table for Named Executive Officer, set forth above.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards (1) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joseph M. Caldwell	0	5,850	0	0	0	0	5,850
Brian F. Cassady(2)	0	5,850	0	0	0	0	5,850
David E. Cleveland	0	5,850	0	0	0	0	5,850
E. Thomas Welch	0	5,850	0	0	0	0	5,850

(1)	On May 11, 2010, the Company issued each of its four independent directors 15,000 shares of common stock. The stock was valued at $0.39 per share, the fair market value on May 11, 2010.
(2)	Mr. Cassady was elected to the board of directors on April 21, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Share Ownership of Officers and Directors

The following table sets forth certain information as of February 28, 2011, with respect to the shares of common stock beneficially owned by:  (i) each director; (ii) each executive officer; and (iii) all current executive officers (regardless of salary and bonus level) and directors as a group.  The address for each shareholder is 800 Nicollet Mall, Suite 2690, Minneapolis, MN 55402, except for Mr. Trueblood whose address is 1818 East Rosslynn Avenue, Fullerton, CA 92831.  Unless otherwise indicated, the shareholders listed in the table below have sole voting and investment powers with respect to the shares indicated:

Name of Beneficial Owner	Number of Common Shares Beneficially Owned		Percentage of Outstanding Shares (4)
Peter L. Hauser	807,075		10.8%
Joseph M. Caldwell	70,000		*
Brian F. Cassady	752,498	(1)	10.1%
David E. Cleveland	40,000		*
E. Thomas Welch	70,000	(2)	*
Brian D. Niebur	10,000		*
David R. Trueblood	10,000		*
All executive officers and directors as a group (6 persons)	1,759,573	(3)	23.5%

*	Less than 1%

(1)
Mr. Cassady beneficially owns 392,700 shares of our common stock and is managing member and executive officer of BMA Special Investment I LLC (BMA) with voting and dispositive power with respect to 359,798 shares owned by BMA.  Mr. Cassady and BMA may be considered to be a “group” as defined under Rule 13d-5 of the Securities Exchange Act of 1934, with the power to vote and dispose of an aggregate of 752,498 shares, or 10.1%, of our common stock.

(2)	Includes 40,000 shares held in a revocable trust for the benefit of Mr. Welch’s spouse.
(3)	Assumes that each shareholder listed exercised all options available to that person which would vest as of April 30, 2011.
(4)
The percentage of outstanding shares of common stock as shown in the table above is calculated on 7,491,211 shares outstanding, as of February 28, 2011, plus it assumes in each case that the shareholder exercised all vested options available to that person as of April 30, 2011.

Share Ownership of Certain Beneficial Owners

The following table sets forth the name, address, number of shares of Entrx's common stock beneficially owned, and the percentage of the outstanding shares of common stock such shares represent, of each person or group of persons, known by Entrx to beneficially own more than 5% of Entrx's outstanding common stock as of February 28, 2011.  Unless otherwise indicated, the shareholders listed in the table below have sole voting and investment powers with respect to the shares indicated:

Name and Address of Beneficial Owner	Number of Common Shares Beneficially Owned		Percentage of Outstanding Shares (4)
Peter L. Hauser 16913 Kings Court Lakeville, MN 55044	807,075		10.8%
Brian F. Cassady 510 Ocean Drive Suite 501 Miami Beach, FL 33139	752,498	(1)	10.1%
Thorsten Laux Metzer Str. 33 10405 Berlin Germany	467,590	(2)	6.2%
George W. Holbrook, Jr. 161 Rametto Road Santa Barbara, CA 93108	401,615	(3)	5.4%
Bradley Resources Company 161 Rametto Road Santa Barbara, CA 93108	376,255	(3)	5.0%

(1)
Mr. Cassady beneficially owns 392,700 shares of our common stock and is managing member and executive officer of BMA Special Investment I LLC (BMA) with voting and dispositive power with respect to 359,798 shares owned by BMA.  Mr. Cassady and BMA may be considered to be a “group” as defined under Rule 13d-5 of the Securities Exchange Act of 1934, with the power to vote and dispose of an aggregate of 752,498 shares, or 10.1%, of our common stock.

(2)	As reported on a Form 13G filed with the U.S. Securities and Exchange Commission on February 8, 2010, Mr. Laux beneficially owns 467,590 shares, or 6.2%, of our common stock.
(3)
As reported in a Form 13G filed with the U.S. Securities and Exchange Commission on January 7, 2005 and subsequently adjusted for the expiration of warrants to purchase 50,000 shares of the Company’s common stock, Mr. Holbrook beneficially owns 25,360 shares of our common stock and is a partner of Bradley Resources Company with voting and dispositive power with respect to the 376,255 shares owned by Bradley Resources Company. Bradley Resources Company and Mr. Holbrook may be considered to be a “group” as defined under Rule 13d-5 of the Securities Exchange Act of 1934, with the power to vote and dispose of an aggregate of 401,615 shares of our common stock, or 5.4% of our common stock.

(4)
The percentage of outstanding shares of common stock shown in the table above is calculated based upon 7,491,211 shares outstanding as of the close of business February 28, 2011, plus it assumes in each case that the shareholder exercised all options available to that person that would vest within 60 days thereafter.

Equity Compensation Plan Information

The following table sets forth as of December 31, 2010, the total number of shares of our common stock which may be issued upon the exercise of outstanding stock options and other rights under compensation plans approved by the shareholders, and under compensation plans not approved by the shareholders.  The table also sets forth the weighted average purchase price per share of the shares subject to those options, and the number of shares available for future issuance under those plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants		Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	510,000	(1)	$2.00	1,550,000
Equity compensation plans not approved by security holders	-		-	None
Total	510,000		$2.00	1,550,000

(1)
Options for 450,000 shares have been granted under Entrx’s 2000 Omnibus Stock Option and Incentive Plan (the “2000 Plan”) which was approved by Entrx’s shareholders.  The remaining options for 60,000 shares were granted under similar plans which were previously adopted and approved by the shareholders, and which have been terminated.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDANCE

None

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditors

On May 11, 2010, upon the recommendation and approval of the Audit Committee, Entrx engaged Baker Tilly Virchow Krause, LLP, (formerly Virchow, Krause & Company, LLP) (“Baker Tilly Virchow Krause”), independent registered public accountants with an office in Minneapolis, Minnesota, to audit Entrx’s consolidated financial statements for 2010 and to perform other permitted tax and audit related services for Entrx as needed.  Baker Tilly Virchow Krause was engaged directly by the Audit Committee to provide its services with respect to Entrx’s 2003, 2004, 2005, 2006, 2007, 2008 and 2009 fiscal years.

Audit Fees

Baker Tilly Virchow Krause billed Entrx $77,400 and $80,019 for the annual audit of Entrx’s consolidated financial statements, and the review of Entrx’s consolidated financial statements included in Entrx’s quarterly reports on Form 10Q filed with the Securities and Exchange Commission, for the 2010 and 2009 fiscal years, respectively.  Included in this category in 2010 were fees paid to Baker Tilly Virchow Krause for assistance related to our Securities and Exchange Commission comment letters.

Audit-Related Fees

Baker Tilly Virchow Krause billed Entrx no amounts during 2010 or 2009 for assurance and related services provided to Entrx that are not included under the caption “Audit Fee” above.

Tax Fees

Baker Tilly Virchow Krause billed Entrx $15,105 and $14,550 for services in connection with tax compliance, tax advice and tax planning for the 2010 and 2009 fiscal years, respectively.  The services billed for in 2010 and 2009 were in connection with the preparation of Entrx’s federal and state income tax returns.

All Other Fees

No such services were provided or billed in 2010 or 2009.

Approval by Audit Committee

According to Entrx’s Audit Committee charter, all services provided to Entrx by its independent auditors must be pre-approved by the Audit Committee.  The Audit Committee pre-approved of the engagement of Baker Tilly Virchow Krause related to (i) the audit of the consolidated financial statements of Entrx for 2010 and 2009, and to provide its report thereon, (ii) the preparation of our 2010 and 2009 federal and state income tax returns, and (iii) the review of our quarterly reports on Form 10Q filed in 2010 and 2009.  No other services, other than those set forth in the foregoing sentence, were performed by Baker Tilly Virchow Krause on our behalf in 2010 or 2009.

ITEM 15.	EXHIBITS

(a)
The following exhibits are being filed with this Annual Report on Form 10-K and/or are incorporated by reference therein in accordance with the designated footnote references:

3.	Restated and Amended Certificate of Incorporation and Bylaws of the Company, and all amendments thereto. (1)

3.2	Amended and Restated Bylaws adopted February 14, 2002. (2)

3.3	Certificate of Amendment to Certificate of Incorporation effective May 4, 2009. (3)

4.1	Form of Certificate for Common Stock. (4)

10.1	Form of 1997 Omnibus Stock Option and Incentive Plan. (5)

10.2	Form of 2000 Omnibus Stock Option and Incentive Plan. (6)

10.3	Curtom-Metalclad Partnership Agreement and Amendment. (7)

10.4	Settlement Agreement and Full Policy Release between the Company and one of its insurers dated June 22, 2004. (8)

14.	Code of Ethics (9)

21.	List of Subsidiaries of the Registrant. (10)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.	Section 1350 Certification.

(1)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by this reference.
(2)	Filed with the Company's Form 8-K on February 28, 2002 as Exhibit (v) and incorporated herein by this reference.
(3)	Filed with the Company’s Proxy Statement dated May 4, 2009 and filed on March 26, 2009, as page 2 of appendix A and incorporated herein by this reference.
(4)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 as Exhibit 4.1 and incorporated herein by this reference.
(5)	Filed with the Company’s Proxy Statement dated April 17, 1997 and incorporated herein by this reference.
(6)	Filed with the Company’s Proxy Statement dated October 20, 2000 and incorporated herein by this reference.

(7)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 as Exhibit 10.20 and incorporated herein by this reference.
(8)	Filed with the Company's Form 8-K on June 25, 2004 as Exhibit 10.1 and incorporated herein by this reference.
(9)	Filed with the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003, on March 24, 2004 as exhibit 14 and incorporated herein by reference.
(10)	Filed with the Company's Annual Report on Form 10-K, for the year ended December 31, 2003, on March 24, 2004 as exhibit 21 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTRX CORPORATION

By:	/s/ Brian D. Niebur
Brian D. Niebur
Chief Financial Officer
Date: March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Peter L. Hauser	Chief Executive Officer and Chairman	March 31, 2011
Peter L. Hauser	(Principal Executive Officer)

/s/ Brian D. Niebur	Chief Financial Officer	March 31, 2011
Brian D. Niebur	(Principal Financial and Accounting Officer)

/s/ Joseph M. Caldwell	Director	March 31, 2011
Joseph M. Caldwell

/s/ Brian F. Cassady	Director	March 31, 2011
Brian F. Cassady

/s/ David E. Cleveland	Director	March 31, 2011
David E. Cleveland

/s/ E. Thomas Welch	Director	March 31, 2011
E. Thomas Welch